Form 10-K
period 2017-12-31
Liberty Latin America Ltd.
filed 2018-02-14
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38335
Liberty Latin America Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1386359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Church Street, Hamilton	HM 11
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950 or (303) 925-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Shares, par value $0.01 per share	The NASDAQ Stock Market LLC
Class C Shares, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of the voting and non-voting shares held by non-affiliates of Liberty Latin America Ltd. computed by reference to the last sale price of such shares, as of the closing of trading on June 30, 2017, was zero. Liberty Latin America Ltd. was incorporated on July 11, 2017, at which time it was a direct, wholly-owned subsidiary of Liberty Global plc.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2018 was: 48,429,081 Class A; 1,939,993 Class B; and 120,843,620 Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2018 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY LATIN AMERICA LTD.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS
(a) General Development of Business
Liberty Latin America Ltd. is an international provider of video, broadband internet, fixed-line telephony and mobile services. Through our subsidiaries, we provide residential and business-to-business (B2B) services in (i) 18 countries, primarily in Latin America and the Caribbean through Cable & Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest (Searchlight Capital Partners L.P. (Searchlight) owns the 40% of Liberty Puerto Rico that we do not own). C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in that region. In the following text, the terms “Liberty Latin America,” “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries.
The operations of C&W are provided through various consolidated subsidiaries, including the following subsidiaries where we own less than 100%: Cable & Wireless Panama, SA (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama); The Bahamas Telecommunications Company Limited (BTC) (a 49.0%-owned entity that owns all of our operations in the Bahamas); and Cable & Wireless Jamaica Limited (C&W Jamaica) (an 82.0%-owned entity that owns the majority of our operations in Jamaica). On December 28, 2017, one of our subsidiaries made a public take-over offer to purchase all of the outstanding shares in C&W Jamaica not already owned through our subsidiaries at a price of $1.45 per share (in Jamaican dollars).  The offer closes February 28, 2018 unless otherwise extended.
We were originally formed as a Bermuda company on July 11, 2017, as a wholly-owned subsidiary of Liberty Global plc (Liberty Global) under the name LatAm Splitco Ltd. and we changed our name to Liberty Latin America Ltd. on September 22, 2017. During October 2017, the Board of Directors of Liberty Global authorized a plan to distribute to the holders of Liberty Global’s LiLAC Shares (as defined and described in note 1 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K) common shares in our company (the Split-Off), which was completed on December 29, 2017.

References in the following text to our assets, liabilities or businesses reflect the historical information of (i) certain former subsidiaries of Liberty Global for periods prior to the Split-Off and (ii) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off. Although Liberty Latin America was previously reported on a combined basis, the financial and operating information presented herein includes Liberty Latin America and its consolidated subsidiaries for all periods presented, unless stated otherwise.

Split-off of Liberty Latin America from Liberty Global
Following the Split-Off, Liberty Latin America and Liberty Global operate as separate, publicly traded companies, and neither has any share ownership, beneficial or otherwise, in the other. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America were issued. Several agreements were entered into in connection with the Split-Off between Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries. The following summarizes the material agreements:

•
a reorganization agreement, which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Global and Liberty Latin America with respect to and resulting from the Split-Off;

•
a tax sharing agreement (the Tax Sharing Agreement), which governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters;

•
a services agreement (the Services Agreement), pursuant to which, for up to two years following the Split-Off with the option to renew for a one-year period, Liberty Global will provide Liberty Latin America with specified services, including access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, other services to support Liberty Latin America’s legal, tax, accounting and finance departments, and certain technical and information technology services (including software development services associated with the Horizon platform, management information systems, computer, data storage, and network and telecommunications services);

•
a sublease agreement (the Sublease Agreement), pursuant to which Liberty Latin America will sublease office space from Liberty Global in Denver, Colorado until May 31, 2031, subject to customary termination and notice provisions; and

•
a facilities sharing agreement, pursuant to which, for as long as the Sublease Agreement remains in effect, Liberty Latin America will pay a fee for the usage of certain facilities at the office space in Denver, Colorado.

Developments in the Business
We have expanded our footprint through new build projects and strategic acquisitions. Our new build projects consist of network programs pursuant to which we connect additional homes and businesses to our broadband communications network. We are also upgrading networks to make them two-way compatible. During the past three years, we connected or upgraded approximately 900,000 additional homes and commercial premises, including homes and commercial premises connected by C&W prior to its acquisition by Liberty Global on May 16, 2016, to our two way networks. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last five years, we completed the following acquisitions:

•	the acquisition on May 16, 2016 of C&W, a well-recognized and respected brand that has been in use for more than 70 years; and

•	the acquisition on June 3, 2015 of Choice Cable TV, a cable and broadband services provider in Puerto Rico, which has been integrated into our Liberty Puerto Rico operations.
For information regarding our material financing transactions, see note 9 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain of C&W’s markets (collectively, the Impacted Markets), including damage to power supply and transmission systems. For information regarding the impacts of Hurricanes Irma and Maria, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impacts of Hurricanes included in Part II of this Annual Report on Form 10-K.
Pending Acquisition
On February 12, 2018, we entered into a definitive agreement to acquire 80% of Costa Rican cable operator, Cabletica, which is part of Televisora de Costa Rica S.A. in an all cash transaction. Cabletica is a leading cable operator in Costa Rica that provides analog and digital television, broadband internet and fixed-line telephony services to residential customers. The current owners of Cabletica will retain the remaining 20% interest. The transaction is subject to customary closing adjustments and conditions, including regulatory approvals, and is expected to close during the second half of 2018. For additional information on this acquisition, see note 20 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
(b) Financial Information About Operating Segments
Financial information about our reportable segments is provided in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies in 2018, the rate, cost and extent of our recovery in certain markets from the impact of Hurricanes Maria and Irma, our property and equipment additions in 2018 (including with respect to network extension and upgrade programs), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we or our affiliates operate;

•	the competitive environment in the industries in the countries in which we or our affiliates operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
consumer acceptance of our existing service offerings, including our cable television, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our cable television, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we or our affiliates operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in other countries in which we or our affiliates operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

•
the ability of suppliers and vendors (including our third-party wireless network providers under our mobile virtual network operator (MVNO) arrangement) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•
our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our planned Network Extensions (as defined below in Description of Our Business-Products and Services-Residential Services-Internet Services);

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•
certain factors outside of our control that may impact the timing and extent of the restoration of our networks and services in Puerto Rico and certain of our C&W markets following Hurricanes Irma and Maria;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

•
events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics and other similar events.

The broadband distribution and mobile service industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report on Form 10-K are subject to a significant degree of risk. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described under Item 1A. Risk Factors. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.
(c) Narrative Description of Business
Overview
We are a leading telecommunications company with operations in Chile, Puerto Rico, the Caribbean and other parts of Latin America. The communications and entertainment services that we deliver to our residential and business customers include video, broadband internet, telephony and mobile services. In most of our operating footprint, we offer a “triple-play” of bundled services of digital video, internet and telephony in one subscription. We are also focused on leveraging our full-service product suite to deliver fixed-mobile convergence offerings. Available fixed service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications.
Our business products and services also include enterprise-grade connectivity, data center, hosting and managed solutions, as well as IT solutions with customers ranging from small and medium enterprises to international companies and governmental agencies. We also operate an extensive sub-sea and terrestrial fiber optic cable network that connects over 40 markets in the region, providing connectivity solutions both within and outside our operating footprint.
We are the largest fixed-line provider of high-speed broadband and video services across a number of our markets, including Chile, Puerto Rico, Jamaica and Trinidad and Tobago. We also operate the largest telephony network in most of our C&W markets where we provide residential communications services. In addition, we offer mobile services throughout most of our operating footprint. Across C&W’s markets, we are a mobile network operator in Panama and most of our Caribbean markets, including the Bahamas and Jamaica. As a network provider, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. In Chile, VTR provides mobile services as an MVNO and leases a third-party’s radio access network.

Our operating brands include the following:

C&W	VTR	Liberty Puerto Rico

Operating Data
The following tables present certain operating data as of December 31, 2017, except as otherwise noted in note (a) to the table below. The tables reflect 100% of the data applicable to each of our subsidiaries, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Two-way Homes Passed	Customer Relationships	Total RGUs	Video
					Basic Video Subscribers	Enhanced Video Subscribers	DTH Subscribers	Total Video	Internet Subscribers	Telephony Subscribers	Mobile Subscribers (b)
C&W:
Panama	541,500	541,500	179,200	307,300	—	47,900	29,700	77,600	104,500	125,200	1,682,300
Jamaica	458,300	448,300	233,300	447,900	—	102,500	—	102,500	168,500	176,900	953,700
The Bahamas (a)	128,900	128,900	47,400	80,200	—	6,200	—	6,200	26,600	47,400	254,900
Barbados	124,500	124,500	85,500	154,800	—	17,700	—	17,700	62,000	75,100	124,300
Trinidad and Tobago	316,000	316,000	156,300	281,200	—	107,400	—	107,400	124,300	49,500	—
Other (a)	362,400	342,600	207,900	310,400	11,700	66,700	—	78,400	129,200	102,800	401,300
Total C&W	1,931,600	1,901,800	909,600	1,581,800	11,700	348,400	29,700	389,800	615,100	576,900	3,416,500
VTR	3,394,700	2,912,800	1,406,900	2,877,400	67,500	999,900	—	1,067,400	1,181,600	628,400	214,900
Liberty Puerto Rico (a)	1,076,900	1,076,900	377,700	738,500	—	232,100	—	232,100	313,100	193,300	—
Total	6,403,200	5,891,500	2,694,200	5,197,700	79,200	1,580,400	29,700	1,689,300	2,109,800	1,398,600	3,631,400

(a)
During September 2017, Hurricanes Irma and Maria caused significant damage to our operations in Puerto Rico, as well as certain geographies within C&W, including the British Virgin Islands, Dominica and Anguilla, and to a lesser extent, Turks & Caicos, the Bahamas, Antigua and other smaller markets, resulting in disruptions to our telecommunications services within these islands. With the exception of the Bahamas, all of these C&W markets are included in the “Other” category in the accompanying table. For Puerto Rico, British Virgin Islands, Dominica and Anguilla, where we are still in the process of assessing the impacts of the hurricanes on our networks and subscriber counts, (i) the subscriber levels reflect the pre-hurricane RGU (as defined below) counts as of August 31, 2017, adjusted for net known disconnects through December 31, 2017 and (ii) the homes passed levels reflect the pre-hurricane homes passed counts as of August 31, 2017, adjusted for an estimated 30,000 homes in Puerto Rico that were destroyed in geographic areas we currently do not anticipate rebuilding our network. As of December 31, 2017, we have been able to restore service to approximately 340,000 RGUs of our total 738,500 RGUs at Liberty Puerto Rico. Additionally, services to most of our fixed-line customers have not yet been restored in the British Virgin Islands, Dominica and Anguilla. While mobile services have been largely restored in these markets, we are still in the process of completing the restoration of our mobile network infrastructure.

(b)	Mobile subscribers are comprised of the following:

	Prepaid	Postpaid	Total
C&W:
Panama	1,523,600	158,700	1,682,300
Jamaica	934,900	18,800	953,700
The Bahamas	228,100	26,800	254,900
Barbados	97,300	27,000	124,300
Other	346,300	55,000	401,300
Total C&W	3,130,200	286,300	3,416,500
VTR	6,900	208,000	214,900
Total	3,137,100	494,300	3,631,400

Operating Data Glossary

•
Basic Video Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network either via an analog video signal or via a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Encryption-enabling technology includes smart cards, or other integrated or virtual technologies that we use to provide our enhanced service offerings. With the exception of RGUs that we count on an equivalent billing unit (EBU) basis, we count RGUs on a unique premises basis. In other words, a subscriber with multiple outlets in one premises is counted as one RGU and a subscriber with two homes and a subscription to our video service at each home is counted as two RGUs. We exclude DTH subscribers (as defined below) from basic video subscribers.

•	Direct-to-Home (DTH) Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via satellite.

•
Enhanced Video Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network or through a partner network via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Enhanced video subscribers that are not counted on an EBU basis are counted on a unique premises basis. For example, a subscriber with one or more set-top boxes that receives our video service in one premises is generally counted as just one subscriber. An enhanced video subscriber is not counted as a basic video subscriber. As we migrate customers from basic to enhanced video services, we report a decrease in our basic video subscribers equal to the increase in our enhanced video subscribers.

•
Fixed-line Customer Relationships – The number of customers who receive at least one of our video, internet or telephony services that we count as RGUs, without regard to which or to how many services they subscribe. To the extent that RGU counts include EBU adjustments, we reflect corresponding adjustments to our customer relationship counts. For further information regarding our EBU calculation, see —Additional General Notes to Table below. Fixed-line customer relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two customer relationships. We exclude mobile-only customers from customer relationships.

•
Homes Passed – Homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for DTH homes. Certain of our homes passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH.

•
Internet (Broadband) Subscriber – A home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our internet subscribers do not include customers that receive services from dial-up connections.

•
Mobile Subscribers – Our mobile subscriber count represents the number of active subscriber identification module (SIM) cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one mobile subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop (via a dongle) would be counted as two mobile subscribers. Customers who do not pay a recurring monthly fee are excluded from our mobile telephony subscriber counts after periods of inactivity ranging from 30 to 60 days, based on industry standards within the respective country. In a number of countries, our mobile subscribers receive mobile services pursuant to prepaid contracts.

•
Revenue Generating Unit (RGU) – RGU is separately a basic video subscriber, enhanced video subscriber, DTH subscriber, internet subscriber or telephony subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in Chile subscribed to our enhanced video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of basic video, enhanced video, DTH, internet and telephony subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.

•
Telephony Subscriber – A home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony subscribers exclude mobile telephony subscribers.

•	Two-way Homes Passed – Homes passed by those sections of our networks that are technologically capable of providing two-way services, including video, internet and telephony services.
Additional General Notes to Table:
Most of our broadband communications subsidiaries provide telephony, broadband internet, data, video or other B2B services. Certain of our B2B service revenue is derived from small office/home office (SOHO) subscribers that pay a premium price to receive enhanced service levels along with video, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs or SOHO customers will increase, but there is no impact to our total RGU or customer counts. Due to system limitations, SOHO customers of C&W are not included in our respective RGU and customer counts as of December 31, 2017. With the exception of our B2B SOHO subscribers, we generally do not count customers of B2B services as customers or RGUs for external reporting purposes.
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels and hospitals, in Chile and Puerto Rico. Our EBUs are generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates.
While we take appropriate steps to ensure that subscriber statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience and (v) other factors add complexity to the subscriber counting process. We periodically review our subscriber counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber statistics based on those reviews.

Fixed Network and Product Penetration Data (%)

	Chile	Panama	Puerto Rico (1)	Jamaica	Trinidad & Tobago	Barbados	The Bahamas (1)	Other C&W (1)
Network data:
Two-way homes passed (2)	86%	100%	100%	98%	100%	100%	100%	95%
Homes passed:
Cable (3)	100%	57%	100%	60%	100%	—%	—%	51%
FTTx (3)	—%	—%	—%	1%	—%	100%	29%	4%
VDSL (3)	—%	43%	—%	39%	—%	—%	71%	45%

Product penetration:
Television (4)	31%	9%	22%	22%	34%	14%	5%	22%
Enhanced video (5)	94%	100%	100%	100%	100%	100%	100%	85%
Broadband internet (6)	41%	19%	29%	38%	39%	50%	21%	38%
Fixed-line telephony (6)	22%	23%	18%	39%	16%	60%	37%	30%
Double-play (7)	30%	35%	12%	36%	23%	47%	43%	39%
Triple-play (7)	37%	18%	42%	28%	29%	17%	13%	5%

(1) For additional information regarding the impacts of Hurricanes Maria and Irma, see —Operating Data above.

(2)	Percentage of total homes passed that are two-way homes passed.

(3)
Percentage of two-way homes passed served by a cable, fiber-to-the-home/-cabinet/-building/-node (FTTx) or digital subscriber line (DSL) network, as applicable.“VDSL” refers to both our DSL and very high-speed DSL technology networks.

(4)	Percentage of total homes passed that subscribe to cable television services (basic video or enhanced video).

(5)	Percentage of cable television subscribers (basic video and enhanced video subscribers) that are enhanced video subscribers.

(6)	Percentage of two-way homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.

(7)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony), as applicable.

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Chile	Panama	Puerto Rico	Jamaica	Trinidad & Tobago	Barbados	The Bahamas	Other C&W
Video services:
Network System (1)	HFC	VDSL/HFC	HFC	VDSL/HFC/FTTX	HFC	FTTx	VDSL/FTTx	VDSL/HFC/FTTX

Broadband internet service:
Maximum download speed offered (Mbps)	300	300	300 (2)	100	240 (3)	1,000	300	50 (4)
	—	—	—	—	—	—	—	—
Mobile services:
Network Technology(5)	LTE	LTE	—	LTE	—	LTE	LTE	LTE / HSPA+

(1)	These are the primary systems used for delivery of services in the countries indicated. “HFC” refers to hybrid fiber coaxial cable networks.

(2)	In certain areas, speeds of up to 400 Mbps are available.

(3)	Speeds of up to 1 Gbps are available in limited areas.

(4)	In certain areas, speeds of up to 300 Mbps are available.

(5)	Fastest available technology. “LTE” refers to the Long Term Evolution Standard.

Products and Services
We offer our customers a comprehensive set of converged mobile, broadband, video and fixed-line telephony services. In the table below, we identify the services we offer in each of the countries in the Caribbean and Latin American where we have operations.

	Mobile	Broadband internet	Video (1)	Fixed-line telephony
C&W:
Anguilla	X	X	X	X
Antigua & Barbuda	X	X	X	X
Barbados	X	X	X	X
British Virgin Islands	X	X	X	X
Cayman Islands	X	X	X	X
Curaçao		X	X	X
Dominica	X	X	X	X
Grenada	X	X	X	X
Jamaica	X	X	X	X
Montserrat	X	X		X
Panama	X	X	X	X
Seychelles	X	X	X	X
St. Kitts & Nevis	X	X	X	X
St. Lucia	X	X	X	X
St. Vincent & the Grenadines	X	X	X	X
The Bahamas	X	X	X	X
Trinidad & Tobago		X	X	X
Turks & Caicos	X	X	X	X

Chile	X	X	X	X
Puerto Rico		X	X	X

(1)	Video services are offered through HFC, FTTx, DTH and VDSL delivery platforms.
We believe that our ability to offer our customers greater choice and selection in bundling their services enhances the attractiveness of our service offerings, improves customer retention, minimizes churn and increases overall customer lifetime value.
Residential Services
Mobile Services. We offer mobile services throughout most of our operating footprint. We are a mobile network provider in Panama and most of our Caribbean markets, including the Bahamas and Jamaica. In Chile, we provide mobile services as an MVNO, where VTR leases a third-party’s radio access network. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out of the home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis, with most customers purchasing a prepaid plan. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service pay in advance for a pre-determined amount of airtime or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan generally enter into contracts ranging from 12 to 24 months. The long-term contracts are often taken with a subsidized mobile handset. For each SIM card, we typically charge a one-time activation fee to our prepaid customers. Calls within and out of network incur a separate charge if not covered within a prepaid plan or under a postpaid monthly service plan. Our mobile services include voice, SMS and internet access via data plans.

Telephony Services. C&W is the incumbent fixed-line telephony service provider in many of its Caribbean markets. VTR is the second largest residential fixed-line telephony operator, and a leading provider within our footprint.
We offer multi-feature telephony service over our various fixed networks, including cable, FTTx and copper networks. Depending on location, these services are provided via either circuit-switched telephony or voice-over-internet-protocol (VoIP) technology. As the need arises, we are replacing obsolete switches with VoIP technology and older copper networks with modern fiber optics, as we continue to develop and invest in new technologies that will enhance our customers’ experiences. These digital telephony services cover international, local and domestic services.
Video Services. We offer video services in Chile, Puerto Rico and in most of our C&W residential markets, including Panama, Jamaica, Trinidad and Tobago, Barbados and the Bahamas. To meet the demands of our customers, we have enhanced our video services with next generation, market leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are delivered over our FTTx, VDSL and hybrid fiber coaxial cable networks and include a digital video recorder (DVR), a video-on-demand (VoD) offering and an advanced electronic programming guide. In certain of our markets, customers can pause their programming while the live broadcast is in progress and access a selection of channels through a mobile application.
In most of our markets, customers have access to VoD, which offers thousands of movies and other video content, including children’s programming, documentaries, adult programming, sports and television series. Our VoD service features content available on a transaction basis and content available within the channel tiers, from basic and premium channels. Customers who subscribe to our video service receive a VoD enabled set-top box without an additional monthly charge. We continue to develop our VoD services to provide a growing collection of programming from leading local and international suppliers.
In Chile, we are currently working to implement Horizon Go, which will extend the advanced video viewing experience to connected devices beyond the set-top box, including mobile phones and tablets. In several of our Caribbean markets and Panama, we offer a comprehensive internet streaming video service (branded “Flow ToGo” and “+TV Go”) that allows our video customers to stream an increasing number of channels with a broadband connection in and out of the home and on multiple devices. In Puerto Rico, our video customers can access over 70 applications from content providers to watch streamed linear and VoD programming by authenticating as a customer.
All of our operations with fixed video services offer multiple tiers of digital video programming starting with a basic video service (including digital audio channels). In addition, subscribers have the option to select extended and premium subscription tiers. Fixed digital video services require a set-top box provided by us that also enables access to enhanced features such as VoD. Subscribers to our basic video services pay a fixed monthly fee and generally can elect to receive, in most of our markets, a skinny entry tier or take a basic tier with a minimum of 100 video channels, including a number of high definition (HD) channels. We also offer a variety of premium channel packages combining channels and VoD. In the few markets where our analog service is still available, subscribers to that service typically receive fewer channels than subscribers to our basic digital service, with the number of channels dependent on their location. Subscribers to our digital services in each case receive the channels available through our analog service. In all of our video operations, we continue to upgrade our systems to expand our digital services and encourage our remaining analog subscribers to convert to a digital or premium digital service. Discounts to our monthly service fees are generally available to any subscriber who selects a bundled service of at least two of the following services: video, internet and fixed-line telephony.
We tailor our video services in each country of operation based on local programing preferences, culture, demographics and local regulatory requirements. Our channel offerings include the most relevant content to our subscribers, combining general entertainment, sports, movies, documentaries, lifestyle, news, adult, children and foreign channels, as well as local, regional and international broadcast networks.We also operate channels in the Caribbean, including the leading Caribbean sports network, Flow Sports.
Internet Services. Our customers are increasingly using online communications. To support our customers’ expectations for seamless connectivity, we are expanding our networks to make ultrafast broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and making wireless systems available in the home. In 2017, we improved the connectivity of over 465,000 homes in Chile, Puerto Rico (prior to the impact of the hurricanes), Panama and other C&W markets through our Network Extension programs (as defined and described below). We initially launched the Connect Box to our subscribers in Chile and Puerto Rico and, in 2017, we began expansion of the Connect Box to various C&W markets. The Connect Box is a next generation WiFi and telephony gateway that enables us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. This gateway can be self-installed and has an automatic WiFi optimization function, which selects the best possible wireless frequency at any given time.

The internet speeds we offer are one of our differentiators, as customers spend more time streaming video and other bandwidth-heavy services on multiple devices. As a result, we are continuing to invest in additional bandwidth and technologies to increase internet speeds throughout our Latin America and Caribbean footprint. We have increased the top tier internet speed for our customers in Chile and Puerto Rico to 300 Mbps and, in certain areas of Puerto Rico, download speeds of up to 400 Mbps are available. We have also increased our broadband internet speeds in the C&W footprint following upgrades to our networks, notably in Panama and Jamaica. We plan to continue the upgrade and expansion of our fixed networks so that we can deploy high-speed internet service to additional customers in the coming years.
Our residential subscribers access the internet via DSL over our fixed-line telephony networks, FTTx or hybrid fiber coaxial cable networks and with cable modems connected to their internet capable devices, including personal computers, or wirelessly via the Connect Box. In each of our markets, we offer multiple tiers of internet service. The speed of service depends on location and the tier of service selected by our subscribers.
Our internet service generally includes email, address book and parental controls with value-added services available for additional incremental charges. Our value-added services include security measures and online storage. Mobile broadband internet services are also available through our mobile services described above. Subscribers to our internet service pay a monthly fee based on the tier of service selected. In addition to the monthly fee, customers pay an activation service fee upon subscribing to an internet service. This one-time fee may be waived for promotional reasons. We determine pricing for each different tier of internet service through an analysis of speed, market conditions and other factors.
Business Services
C&W is one of the largest business service providers in its markets, and business services represent a significant portion of C&W’s revenue. We offer cloud based integrated communication services, connectivity and wholesale solutions to carriers and businesses throughout the Caribbean and in parts of Latin America via our sub-sea and terrestrial fiber optic cable networks. Our systems include long-haul terrestrial backbone and metro fiber networks that provide access to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. Our networks deliver critical infrastructure for the transit of growing traffic from businesses, governments and other telecommunications operators across the region, particularly to the high-traffic destination of the United States.

Below is a map of our sub-sea fiber network.

San Jose
Chicago
Ashburn
Washington
New York
Atlanta
Bermuda
Jacksonville
USA
Bahamas
Turks & Caicos
Mexico
Cayman Islands
Dominican Republic
Puerto Rico
St. Thomas
Tortola
St. Martin
Anguilla
Antigua
Montserrat
Guadeloupe
Dominica
Martinique
St. Lucia
St. Vincent
Barbados
Grenada
Trinidad & Tobago
St. Croix
St. Kitts & Nevis
Haiti
Jamaica
Belize
Honduras
Guatemala
El Salvador
Nicaragua
Costa Rica
Panama
Colombia
Aruba
Curacao
Bonaire
Venezuela
Guyana
Suriname
French Guiana
Brazil
Fortaleza
Ecuador
Manta
Perú
Lurin
Arica
Chile
Sao Paulo/Santos

C&W Networks

A Liberty Latin America Company

- C&W Networks
- C&W Networks Terrestrial Fiber Routes
- Partner Subsea Carrier Networks
- Partner Terrestrial Carrier Networks
- Branching Unit-Future Expansions

With over 50,000 km of fiber optic cable, and a capacity of over 3 terabytes per second (Tbps), C&W is able to carry large volumes of voice and data traffic on behalf of our customers, businesses and carriers. C&W’s networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services and IP transit, superior switching and routing capabilities and local network services to telecommunications carriers, internet service providers (ISPs) and large corporations. In case of outages on portions of the cable systems, our network provides inbuilt resiliency due to the capability of re-routing traffic. C&W is highly regarded for its wholesale services. At the 2017 MEF Excellence Awards, C&W received the Best Network and Service Innovation in the Caribbean and Latin America Award. In 2017, it was recognized for its innovation and excellence in wholesale services at the 2017 Global Carrier Awards where it received the Best Latin American Wholesale Carrier Award, having won Best Caribbean Wholesale Carrier the previous four years. In 2017, C&W won the Wholesale Service Innovation worldwide award category in the Global Telecom Business Telecoms Innovation Awards.
Our business operations service small and medium business segments as well as larger corporate and enterprise organizations including multi-national companies and governments. We also target specific industry segments, such as financial institutions, the hospitality sector, education institutions and government ministries and agencies. We offer tailored solutions that combine our standard services with value added features, such as dedicated customer care and enhanced service performance monitoring. Our business products and services include voice, broadband, enterprise-grade connectivity, network security, unified communications and a range of cloud based IT solutions, such as Infrastructure as a Service (IaaS), disaster recovery and other service offerings. We also offer a range of data, voice and internet services to carriers, ISPs and mobile operators. Our extensive fiber optic cable networks allow us to typically deliver redundant, end-to-end connectivity. It also allows us to provide business customers our services over fiber lines and local networks; thereby, seamlessly connecting businesses anywhere in the region.
Our business services fall into five broad categories:

•	VoIP and circuit-switch telephony, on-premise and hosted private branch exchange solutions and conferencing options, hosted contact center solutions;

•
data services for internet access, virtual private networks, high capacity point-to-point, point-to-multi-point and multi-point-to-multi-point services, managed networking services such as wide area networks and WiFi networks;

•	wireless services for mobile voice and data;

•	interactive TV service with specialized channel lineups for targeted industries; and

•
value added services, including cloud IT services such as disaster recovery as a service, backup services, and IaaS; managed network security services; and specialized services such as digital signage, retail analytics and location based marketing.

We offer a comprehensive range of information and communication technology solutions to businesses and governmental agencies, including a broad suite of cloud-based services, as well as a suite of commercial grade triple-play services. Our telephony and telecommunication services include flexible call handling, teleconferencing, voice mail and other premium calling features, as well as security, surveillance and backup services. We believe that the extensive reach of our network and assets, as well as our comprehensive set of capabilities means that we are well-positioned to meet the needs of high-value business and government customers that are increasingly searching for a single provider to manage their ever more complex communications, connectivity and information technology needs.
We work with businesses to customize their information and communications services based on the needs of the business. For these tailored services, we enter into individual multi-year agreements. For SOHO and small business customers, we generally enter into standard service agreements with contractually established prices based on the size of the business, the services received and the volume and duration of the services. We also have agreements to provide our services to our business customers over fully managed and monitored network bandwidth, dedicated fiber lines and third-party fiber networks. Our intermediate to long-term strategy is to enhance our capabilities and offerings in the business sector so we become a preferred provider in the business market. To execute this strategy successfully, customer care is a key driver and, accordingly, we continually strive to improve the capabilities of our shared service support centers.
Technology
In many of our markets, our broadband internet, video and fixed-line telephony services are transmitted over a hybrid fiber coaxial cable network. This network is composed primarily of fiber networks that are connected to the home over the last few hundred meters by coaxial cable. In several of our Caribbean markets, our services are transmitted over a fixed network consisting of FTTx, VDSL or copper lines. Over 90% of our networks allow for two-way communications and are flexible enough to support our current services as well as new services.
We closely monitor our network capacity and customer usage. We continue to take actions and explore improvements to our technologies that will increase our capacity and enhance our customers’ connected entertainment experience. These actions include:

•	recapturing bandwidth and optimizing our networks by:

•	increasing the number of nodes in our markets;

•	increasing the bandwidth of our hybrid fiber coaxial cable networks;

•	converting analog channels to digital;

•	bonding additional data over cable service interface specification (DOCSIS) 3.0 channels;

•	deploying VDSL over our fixed telephony network;

•	replacing copper lines with modern optic fibers; and

•	using digital compression technologies.

•	freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;

•	increasing the efficiency of our networks by moving headend functions (encoding, transcoding and multiplexing) to cloud storage systems;

•	enhancing our network to accommodate further business services;

•	using our wireless technologies to extend services outside of the home;

•	offering remote access to our video services through laptops, smart phones and tablets;

•
expanding the availability of next generation decoder boxes (such as Horizon TV) and related products, as well as developing and introducing online media sharing and streaming or cloud-based video; and

•	testing new technologies.
We are engaged in network extension and upgrade programs at C&W, VTR and Liberty Puerto Rico, although the Liberty Puerto Rico program has been interrupted by the impacts of the hurricanes. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we are expanding our fixed networks pursuant to which we connect or upgrade homes and businesses to our broadband communications network. In addition, we are seeking mobile service opportunities where we have established cable networks and expanding our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our various fixed networks, including cable, FTTx and copper networks. These networks are further connected via our sub-sea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our sub-sea network cables terminating in the United States carry over 3 Tbps, which represent less than 10% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies. The fiber ring provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
Supply Sources
Content
With telecommunication companies increasingly offering similar services, content is one of the drivers for customers in selecting a video services provider. Therefore, in addition to providing services that allow our customers to view programming when and where they want, we are investing in content that matters the most to our customers. Our content strategy is based on:

•	proposition (meeting and exceeding our customers’ expectations on entertainment);

•	product (making available the best content anywhere and anytime);

•	acquisition (investment in the best channels, VoD content and exclusive sports); and

•	partnering (strategic alignment with content partners and growth opportunities).
Except for our Flow Sports and Flow 1 entertainment services in the Caribbean, we license almost all of our programming and on-demand offerings through distribution agreements with third-party content providers, including broadcasters and cable programming networks. For such licenses, we generally pay a monthly fee on a per subscriber basis, with minimum guarantees in certain cases through long-term programming licenses. For our distribution agreements, we seek to include the rights to offer the licensed channels and programming to our customers through multiple delivery platforms including through our apps for IP connected devices and websites. We also acquire rights to make available, in selected markets, basic and/or premium video services to mobile and/or broadband subscribers that are not TV subscribers.
In seeking licenses for content, our primary focus is on partnering with leading international providers, such as Disney/ESPN, Fox, Time Warner/HBO, Discovery, NBCU and Viacom. We also seek to carry in each of our markets key local broadcasters. For our VoD services, we license a variety of programming, including Hollywood movies, music, children’s programming, documentaries and local productions.
We also use exclusive content in order to differentiate our video proposition. We operate the leading Caribbean sports network, Flow Sports. Since August 2016, Flow Sports has broadcast all of the Premier League games across our Caribbean markets, excluding Puerto Rico, as part of a three-year exclusive agreement, over a combination of a basic service, Flow Sports (also distributed to other pay TV operators), and a premium service, Flow Sports Premier (available exclusively to our customers). In 2017, Flow Sports announced that it acquired, in partnership with another channel, the rights to the UEFA Champions League and Europa Cup in a three-year agreement from June 2018. Flow Sports also broadcasts the other leading sports in the region, including cricket and track and field. Through the Flow Sports app, our video customers are able to watch Flow Sports content exclusively on-the-go and across multiple screens.
In Chile, we are subject to certain regulatory conditions, which were imposed in connection with VTR’s combination with Metropolis Intercom S.A. in April 2005, including a prohibition on VTR obtaining exclusive broadcast rights, except for specific events.

Mobile Handsets and Customer Premises Equipment
We use a variety of suppliers for mobile handsets to offer our customers mobile services. For other customer premises equipment, we purchase from a number of different suppliers with at least two or more suppliers providing our high-volume products. Customer premises equipment includes set-top boxes, modems, WiFi routers, DVRs, tuners and similar devices. For each type of equipment, we retain specialists to provide customer support. For our broadband services, we use a variety of suppliers for our network equipment and the various services we offer.
Software Licenses
We license software products, including email and security software as well as content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay a per subscriber fee for software licenses and a share of advertising revenue for content licenses. For our mobile network operations and our fixed-line telephony services, we license software products, such as voicemail, text messaging and caller ID, from a variety of suppliers. For these licenses we seek to enter into long-term contracts, which generally require us to pay based on usage of the services.
Access Arrangements
For our mobile services provided through the MVNO arrangement at VTR, we are dependent on a third- party wireless network provider, with whom we contract to carry the mobile communications traffic of our customers. We seek to enter into medium to long-term arrangements for this service. Any termination of this arrangement could significantly impact our mobile services provided through VTR.
Regulatory Matters
Video distribution, broadband internet, fixed-line telephony and mobile businesses are regulated in each of the markets in which we operate, and the scope of regulation varies from market to market. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and type of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing rules and restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
C&W
The video, broadband and telephony services provided by C&W are subject to regulation and enforcement by various governmental and regulatory entities in each of the jurisdictions where such services are provided. The scope and reach of these regulations are distinct in each market. Generally, C&W provides services in accordance with licenses and concessions granted by national authorities pursuant to national telecommunication legislation and associated regulations. Certain of these regulatory requirements are summarized below.
As the incumbent telecommunications provider in many of its jurisdictions, C&W is subject to significant regulatory oversight with respect to the provision of fixed-line and mobile telephony services. Generally, in these markets, C&W operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulation. Licenses and concessions are scheduled to expire over the next two years in Jamaica, the Cayman Islands and Barbados. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL (as defined below) states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring. With respect to licenses for mobile spectrum, the initial grant of the spectrum is typically subject to an auction process, but in some cases may be granted on the basis of an administrative process at a set level of fees for a fixed period of time, typically to coincide with carrier licenses, subject to annual fees and compliance with applicable license requirements.
Rate regulation of C&W’s telephony services typically includes price caps that set the maximum rates C&W may charge to customers, or legislation that requires consent from a regulator prior to any price increases. In addition, all regulators determine and set the rates that may be charged by all telephony operators, including C&W, for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. In addition, in certain markets, regulators set, or are seeking to set, mobile roaming rates.
In recent years, a number of markets in which C&W operates have demonstrated an increased interest in regulating various aspects of broadband internet services due to the increasing importance and availability of high speed broadband. As broadband internet access has become a national priority for many of C&W’s markets, national regulators have demonstrated an increased focus on the issues of network resilience, broadband affordability and penetration, quality of services and consumer rights. Certain regulators are also seeking to mandate third-party access to C&W’s network infrastructure, including dark fiber and landing stations, as well as to regulate wholesale services and prices. Any such decision and application to grant access to our network infrastructure may strengthen our competitors by granting them the ability to access our network to offer competing products and services without making the corresponding capital intensive infrastructure investment. In addition, any resale access granted to competitors on favorable economic terms that are not set by the free market could adversely impact our ability to maintain or increase our revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to our network, the pricing mandated by regulatory authorities and other competitive factors or market developments.
As examples of infrastructure sharing, the Office of Utilities Regulation in Jamaica is in the process of conducting a consultation that could result in telecom facilities sharing rules that could require us to share our infrastructure (including dark fiber, ducts, sub-sea cable landing stations and mobile network towers) with third parties, including our competitors without any requirement of making a corresponding capital intensive infrastructure investment. We intend to appeal and dispute any such ruling. In addition, the Eastern Caribbean Telecommunications Authority (ECTEL), the regulatory body for telecommunications in five Eastern Caribbean States (Commonwealth of Dominica, Grenada, St. Kitts & Nevis, St. Lucia and St. Vincent and the Grenadines), has adopted an Electronic Communications Bill that may have a material adverse impact on C&W’s operations in the ECTEL member states. The proposed Electronic Communications Bill includes provisions relating to:

•
net neutrality principles mandating equal access to all content and applications regardless of the source and without favoring, degrading, interrupting, intercepting, blocking access or throttling speeds;

•	subscription television rate regulation;

•	regulations implementing market dominance rules;

•	network unbundling at regulated rates; and

•	mandated unbundled access to all landing station network elements at cost-based rates.
We currently cannot determine the impact these provisions will have on our operations because national regulators are required to conduct extensive market reviews before adopting specific measures and these measures might be reconsidered in accordance with the market reviews. It is currently unclear as to when the new legislation will be enacted. To become law, the legislation will need to be passed by the Parliament of each ECTEL state, and there remains some concerns by St. Lucia and Grenada about the impact of the legislation on operators like C&W. We expect that consensus on the final version of the bill will take some time. As such, the timing and ultimate effect of the bill is unclear.
In Panama, as a result of a public consultation process, the regulator issued new guidelines and new quality goals for the Internet Public Service, by Resolution AN No.11370-Telco of June 26, 2017 and its modification, which went into effect in February 2018.
In addition to rate regulation, several markets in which C&W operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and local number portability (LNP). LNP has been implemented in Panama, the Bahamas, the Cayman Islands and Jamaica and is currently being contemplated or implemented in other jurisdictions, including Barbados and Trinidad and Tobago.
The pay television service provided in certain C&W markets is subject to, among other things, subscriber privacy regulations, data protection laws and regulations, and the must-carry rule (as defined below) and retransmission consent rights of broadcast stations.
C&W is subject to universal service obligations in a number of markets. These obligations vary in specificity and extent, but they are generally related to ensuring widespread geographic coverage of networks and that the populations of C&W’s individual markets have access to basic telecommunication services at minimum quality standards. In a number of cases, C&W is required to support universal access/service goals through contributions to universal service funds or participate in universal service-related projects. A bill to modify the Panama Universal Service Law (Law 59) has been submitted for consideration to the National Assembly and a sub-commission has been formed to review it.
Another relevant bill in Panama relates to the consolidation of the Mobile Market, which has been approved in the first reading and pending on the second and third reading in the National Assembly. The proposed bill would allow mobile consolidation to three operators, which is currently set by law at four.
In addition to the industry-specific regimes discussed above, C&W’s operating companies must comply with both specific and general legislation concerning, among other matters, data retention, consumer protection and electronic commerce. These operating companies are also subject to national level regulations on competition and on consumer protection.
The C&W Acquisition (as defined below) triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Trinidad and Tobago and the Seychelles, have not completed their review of the C&W Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.
In Trinidad and Tobago, C&W was required by the Telecommunications Authority of Trinidad and Tobago (TATT), in connection with TATT’s approval of C&W’s acquisition of Columbus International Inc. in March 2015, to dispose of its 49% shareholding in the Telecommunications Services of Trinidad and Tobago Limited (TSTT). The disposal of C&W’s stake in TSTT is not complete and the deadline set by TATT for such completion was recently extended to June 30, 2018. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.
Chile
VTR is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry of Transportation and Telecommunications (the Ministry) through the Chilean Undersecretary of Telecommunications (SubTel), the National Television Council (CNTV) and the National Consumer Service (Sernac).
In addition to the specific regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (i) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (ii) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, and (iii) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis.
Video. The provision of pay television services requires a permit issued by the Ministry. Cable pay television permits are granted for an indefinite term and are non-exclusive. As these permits do not involve radio electric spectrum, they are granted without ongoing duties or royalties. VTR has permits to provide cable pay television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile.
Cable television service providers in Chile are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, CNTV may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. Pay television operators are directly responsible for violation of such prohibitions. Additionally, the Chilean Television Act (the Television Act) requires pay television operators to offer a certain quota of cultural content and to distribute public interest campaigns.
The Television Act establishes a retransmission consent regime between broadcast television concessionaires and pay television operators. This regime provides that once a broadcast operator achieves digital coverage of 85% of the population within its concession areas, the broadcast operator may require that pay television operators enter into an agreement for the retransmission of its digital signal. In addition, the Television Act requires that the technical or commercial conditions imposed by broadcast operators not discriminate among pay television operators. Also, the Television Act establishes a must carry regime requiring pay television operators to distribute up to four local broadcast television channels in each operating area. The channels that must be carried by any particular pay television operator are to be selected by CNTV. The full implementation of the retransmission and must carry regimes are still pending.
VTR’s ability to change its channel lineup is restricted by an agreement reached with Sernac in July 2012 and the general regulation established by SubTel in February 2014 (by the Telecommunication Services General Rulemaking). This framework allows VTR to change one or more channels from its lineup after a 60-day notice period to its subscribers. In such cases, VTR shall offer a channel of similar content and quality or a proportional compensation. Despite this, after certain channel adjustments were applied in July 2016, the excluded programmers as well as social media have questioned VTR’s ability to unilaterally modify its channel grid, arguing that content and quality of new channels should be identical to the excluded channels. A final position on this issue is pending.
Internet. A law passed in November 2017 requires all ISPs to apply for a public service concession for data transmission within three months of the passage of such law. Because VTR operates via networks that were previously approved by SubTel, VTR will use a fast-track procedure with respect to this concession.
A law on internet neutrality prohibits “arbitrary blockings” of legal content, applications or services and the provision of differentiated service conditions according to the origin or ownership of the content or service provided through the internet. Additionally, the law authorizes ISPs to take measures to ensure the privacy of their users and provide virus protection and safety processes over their network, as long as these measures do not infringe antitrust laws. Additional measures have been implemented, including obligations related to consumer information, traffic management policies, internet quality of service requirements and notices required by law concerning the effective maximum and minimum traffic speeds offered under internet access plans.
In order to protect the constitutional rights of privacy and safety of communications, ISPs are prohibited from undertaking surveillance measures over data content on their networks. Also, special summary proceedings have been created in order to safeguard intellectual property rights against violations committed through networks or digital systems. These proceedings include measures designed to withdraw, disqualify or block infringing content in the ISP’s network or systems. The law also provides for the right of intellectual property owners to judicially request from ISPs the delivery of necessary information to identify the provider of infringing content.
A law passed in November 2017 requires all fixed and mobile ISPs to meet levels of quality of service to be defined in a future SubTel regulation. The law also requires ISPs to guarantee a minimum broadband throughput based on the offered speed and to provide their subscribers a certified measurement tool allowing subscribers to verify this minimum service level, and imposes on ISPs fines or penalties if the service level is not fulfilled.
Fixed-Line Telephony and Mobile Services. The provision of fixed-line telephony and mobile services requires a public telecommunications service concession. With respect to mobile services, in 2009, SubTel awarded VTR a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band for the provision of wireless telephony services. The license has a 30-year renewable term. On January 15, 2014, SubTel initiated a proceeding against VTR based on its having allegedly “altered an essential element of its concession, particularly the type of service.” In this proceeding, SubTel asserted that VTR was not in compliance with the terms of its wireless license. SubTel alleged that the terms of the wireless license require VTR to comply with certain minimum network coverage and traffic levels. VTR disagreed with SubTel’s assertions regarding the terms of the wireless license and contested such assertions vigorously. The maximum possible sanctions include “the termination of the concession.” The final ruling regarding this case is still pending.
VTR has concessions to provide fixed-line telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s fixed- line telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025.
There are no universal service obligations in Chile. However, local service concessionaires are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public service concessionaires whose systems are technically compatible.
As a general rule, fixed-line telephony service providers are free to establish the rates directly charged to their customers, unless the Chilean Antitrust Authority concludes that due to a lack of sufficient competition in the market, rates should be fixed by SubTel. However, SubTel sets the maximum rates that may be charged by each operator for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. Rate regulation on interconnection charges is applicable to all fixed-line and mobile telephony companies, including VTR. The determination of the maximum rates that may be charged by operators for their fixed-line or mobile services are made on a case-by-case basis by SubTel and are effective for five years.

Other Chilean Regulation
Price Increase. The Consumer Rights Protection Law has been interpreted to require that any raise in rates exceeding inflation must be previously accepted and agreed to by subscribers. Although VTR disagrees with this interpretation, in July 2012, VTR reached an agreement with Sernac that permits VTR to make adjustments to its published prices twice per year to adjust for inflation, except those services that are subject to rate regulation. VTR is generally prohibited from increasing the rates over the inflation adjustment. VTR may, however, cancel a subscriber’s contract after 12 months and propose a new contract with new rate provisions. Once a year VTR may propose to its existing subscribers additional changes to their rates, which must be accepted by the subscriber for the rates to go into effect.
Bundling. In 2012, the Chilean Antitrust Authority issued its regulation governing the on-net/off-net pricing practice in the mobile industry and the offering of bundled telecommunication services. Pursuant to the terms of this regulation, as revised by the Chilean Supreme Court, mobile services may be sold jointly with fixed-line services. However, promotional discounts are not permitted for these double-play offers. As for traditional bundling over the same platform (e.g., bundled fixed-line services such as our double-play and triple-play packages, or bundled mobile services), this regulation provides that such services may be bundled, subject to certain price limitations. These limitations require that the total price for a bundle must be greater than the standalone price for the most expensive service included in the bundle. Also, when three or more services are bundled, the price for the bundle must be greater than the sum of the standalone prices for each service in the bundle, excluding the lowest priced service.
Telecommunication Services Proposal. In February 2014, SubTel published a General Telecommunication Services Ruling that regulates the offer of telecommunication services, including voice, internet access, and pay television, either alone or in bundles, from a consumer protection point of view. The regulation introduced service billing, significant changes in contracts with customers, requirements regarding compensation in case of service failure, and rules regarding treatment of customers’ personal information.
Minimum Standards on Quality of Service and Operation. Since 2013, SubTel has been drafting a proposed regulation regarding the Technical Fundamental Plan on Maintenance and Public Service Telecommunications Network Managing. This draft seeks to impose minimum standards on quality of service and operation of telecommunications networks, in general, and in some particular services: voice services; text and multimedia messages services; data transmission services; minimum coverage for mobile services; and digital terrestrial television minimum coverage. We are uncertain when SubTel will publish the final version of the plan.
Consumer’s Rights Protection Law Amendment. In 2017, the Chilean Congress passed a bill assigning significant new powers to Sernac including a material increase in its ability to levy fines and compensations. However, it remains uncertain how or whether Sernac and SubTel will redefine their respective powers.
Puerto Rico
Liberty Puerto Rico is subject to regulation in Puerto Rico by various governmental entities at the Puerto Rico and the U.S. federal level, including the Federal Communications Commission (FCC). The Puerto Rico Telecommunications Regulatory Board (TRB), which was established in 1996, has primary regulatory jurisdiction in Puerto Rico at the local level and is responsible for awarding franchises to cable operators for the provision of cable service in Puerto Rico and regulating cable television and telecommunications services.
Our business in Puerto Rico is subject to comprehensive regulation under the United States Communications Act of 1934, as amended (the Communications Act), which regulates communication, telecommunication and cable television services. The Communications Act also provides the general legal framework for, among other things, the provision of telephone services, services related to interconnection between telephone carriers, and television, radio, cable television and direct broadcast satellite services.
The FCC and/or the TRB have the authority to impose sanctions, including warnings, fines, license revocations and, in certain specific cases, termination of the franchise, although license revocation and franchise termination are rare. The Communications Act specifies causes for the termination of FCC licenses, including, for example, the failure to comply with license requirements and conditions or to pay fines or fees in a timely manner. Such sanctions by the TRB and/or FCC can be appealed to, and reviewed by, Puerto Rican courts and U.S. federal courts.
In Puerto Rico, antitrust regulation is governed by the U.S. Sherman Act, other federal antitrust legislation, and the Puerto Rico Anti-Monopoly Law. In particular, the Sherman Act seeks to prevent anti-competitive practices in the marketplace and requires governmental review of certain business combinations, among other things. The Puerto Rico Anti-Monopoly Law substantially parallels the Sherman Act and authorizes the Puerto Rico Department of Justice to investigate and impose competition-related conditions on transactions.
Puerto Rico Law 5 of 1973, as amended, created the Puerto Rico Department of Consumer Affairs, which regulates marketing campaigns, publicity, and breach of service contracts, and prohibits false advertising. The Puerto Rico Telecommunications Act of 1996 (Law 213), which created the TRB, requires that rates for telecommunication services be cost-based, forbids cross-subsidies and focuses on encouraging, preserving and enforcing competition in the cable and telecommunications markets. Although Law 213 does not require Liberty Puerto Rico to obtain any approval of rate increases for cable television or telecommunication services, any such increases must be in compliance with Law 213’s requirements, including notification to the TRB before such increases take effect.
The video, internet and fixed-line telephony services that Liberty Puerto Rico provides are all subject to regulation:

•
Video. The provision of cable television services requires a franchise issued by the TRB. Franchises are subject to termination proceedings in the event of a material breach or failure to comply with certain material provisions set forth in the franchise agreement governing a franchisee’s system operations, although such terminations are rare. In addition, franchises require payment of a franchise fee as a requirement to the grant of authority. Franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non- compliance. Franchises are generally granted for fixed terms of up to ten years and must be periodically renewed.

Our pay television service in Puerto Rico is subject to, among other things, subscriber privacy regulations and must-carry and retransmission consent rights of broadcast stations. The Communications Act and FCC rules govern aspects of the carriage relationship between broadcast television stations and cable companies. To ensure that every qualifying local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every qualifying full-power television broadcast station to require that all local cable systems transmit that station’s primary digital channel to their subscribers within the station’s market (the “must-carry” rule) pursuant to the Cable Television Consumer Protection and Competition Act of 1992. Alternatively, a station may elect every three years to forego its must carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system, referred to as retransmission consent.

•
Internet. Liberty Puerto Rico offers high-speed internet access throughout its entire footprint. In March 2015, the FCC issued an order classifying mass-market broadband internet access service as a “telecommunications service,” changing its long-standing treatment of this offering as an “information service,” which the FCC traditionally has subjected to limited regulation. The rules adopted by the FCC prohibited, among other things, broadband providers from: (i) blocking access to lawful content, applications, services or non-harmful devices; (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services or non-harmful devices; and (iii) favoring some lawful internet traffic over other lawful internet traffic in exchange for consideration (collectively, 2015 Restrictions). In addition, the FCC prohibited broadband providers from unreasonably interfering with users’ ability to access lawful content or use devices that do not harm the network, or with edge providers’ ability to disseminate their content, and imposed more detailed disclosure obligations on broadband providers than were previously in place. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order (the 2017 Order) that, in large part, reversed the regulations issued by the FCC in 2015. The 2017 Order, among other things, restores the classifications of broadband Internet access as an information service under Title I of the Communications Act, and mobile broadband Internet access service as a private mobile service, and eliminates the 2015 Restrictions. The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization, and restores broadband consumer protection authority to the Federal Trade Commission. The formal period for filing petitions for judicial review of the 2017 Order in federal court and petitions for reconsideration at the FCC will begin on the date that a summary of the 2017 Order is published in the Federal Register, which has not occurred. A number of state Attorneys General and public interest groups already have filed preliminary appeals of the 2017 Order in federal courts. Additional judicial appeals and petitions for reconsideration of the 2017 Order likely will be filed in federal courts and at the FCC, respectively, during the formal filing period. Legislative proposals regarding the net neutrality rules also are pending in Congress.

•
Fixed-Line Telephony Services. Liberty Puerto Rico offers fixed-line telephony services, including both circuit-switched telephony and VoIP. Its circuit-switched telephony services are subject to FCC and local regulations regarding the quality and technical aspects of service. All local telecommunications providers, including Liberty Puerto Rico, are obligated to provide telephony service to all customers within the service area, subject to certain exceptions under FCC regulations, and must give long distance telephony service providers equal access to their network. Under the Communications Act, competitive local exchange carriers (CLECs), like us, may require interconnection with the incumbent local exchange carrier (ILEC), and the ILEC must negotiate a reasonable and nondiscriminatory interconnection agreement with the

CLEC. Such arrangement requires the ILEC to interconnect with the CLEC at any technically feasible point within the ILEC’s network, provide access to unbundled network elements of the ILEC’s network, offer for resale at wholesale rates any telecommunication services the ILEC provides to its own retail clients, and allow physical collocation of the CLEC’s equipment in the ILEC’s facilities to permit interconnection or access to unbundled network element services. Therefore, we have the right to interconnect with the incumbent local exchange carrier Puerto Rico Telcom (PRTC). We have negotiated an interconnection agreement with PRTC, and the physical interconnection between both companies has been activated.
All of the circuit-switched telephony and VoIP services of Liberty Puerto Rico are subject to a charge for the Federal Universal Service Fund (USF), which is a fund created under the Communications Act to subsidize telecommunication services in high-cost areas, to provide telecommunications services for low-income consumers, and to provide certain subsidies for schools, libraries and rural healthcare facilities. The FCC has redirected the focus of USF to support broadband deployment in high-cost areas. In addition, our circuit-switched telephony and VoIP services are subject to a charge for a local Puerto Rico Universal Service Fund, which was created by law to subsidize telecommunications services for low-income families under the Federal USF Lifeline and Link-Up programs.
The FCC has adopted other regulations for VoIP services, including the requirement that interconnected VoIP providers and facilities-based broadband internet access providers must comply with the Communications Assistance for Law Enforcement Act, which requires carriers to provide certain assistance to federal law enforcement authorities. VoIP providers are also required to offer basic and enhanced 911 emergency calling services, which requires disclosure to all VoIP customers. VoIP providers are also subject to federal customer proprietary network information rules related to customer privacy.
Competition
We operate in an emerging region of the world, where market penetration of telecommunication services such as broadband and mobile data is lower than in more developed markets. Generally, our markets are at a nascent stage of the global shift to a “data-centric” world. Although there has been strong growth in data consumption in our key markets, data consumption in our operating regions still lags significantly when compared to international benchmarks. We believe that we have the opportunity to capitalize upon this underlying growth trend in the majority of our markets, and benefit from increasing penetration of our data services, as well as economic growth, in all of our markets.
However, technological advances and product innovations have increased and are likely to continue to increase giving customers several options for the provision of their telecommunications services. Our customers want access to high quality telecommunication services that allow for seamless connectivity. Accordingly, our ability to offer converged services (video, internet, fixed telephony and mobile) is a key component of our strategy. In many of our markets, we compete with companies that provide converged services, as well as companies that are established in one or more communication products and services. Consequently, our businesses face significant competition. In all markets, we seek to differentiate our telecommunications services by focusing on customer service, competitive pricing and offering quality high-speed internet.
Mobile and Telephony Services
Consumers are increasingly moving to mobile services. In many of our markets we are either the leading or one of the leading mobile providers, except in Chile where we are a relatively new entrant in the provision of mobile services. In the markets where we are one of the top mobile providers, we continue to seek additional bandwidth to deliver our wide range of services to our customers and increase our LTE services. We face competition in all of our markets. We also offer various calling plans, such as unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. In addition, we use our bundled offers with our video and high-speed internet services to gain mobile subscribers. Our ability to offer fixed-mobile convergence services is a key driver. In several of our markets, we expect to increase focus on converged services, including mobile, fixed-line, broadband and video. We are also exploring opportunities to offer mobile services in markets where we currently only deliver fixed products and mobility applications to our other services.
The market for fixed-line telephony services is mature in almost all of our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. In most of our C&W markets, we are the incumbent telecommunications provider with long established customer relationships. In our other markets, our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the incumbent operators have substantially more experience in providing fixed-line telephony, greater resources to devote to the provision of such services and long-standing customer relationships. In all of our markets, we also compete with VoIP operators offering services across broadband lines and over-the-top (OTT) telephony providers, such as WhatsApp. In many countries, our businesses also face competition from other cable telephony providers, FTTx-based providers or other indirect access providers.
Competition exists in both the residential and business fixed-line telephony products due to market trends, the offering of carrier pre-select services, number portability, the replacement of fixed-line with mobile telephony and the growth of VoIP services, as well as continued deregulation of telephony markets and other regulatory action, such as general price competition. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. Our fixed-line telephony strategy is focused around value leadership, and we position our services as “anytime” or “any destination.” Our portfolio of calling plans includes a variety of innovative calling options designed to meet the needs of our subscribers. In many of our markets, we provide product innovation, such as telephone applications that allow customers to make and receive calls from their fixed-line call packages on smart phones. In addition, we offer varying plans to meet customer needs and, similar to our mobile services, we use our telephony bundle options with our digital video and internet services to help promote our telephony services and flat rate offers are standard.
VTR faces competition from the incumbent telecommunications operator, Movistar (as defined below), and other telecommunications operators. Movistar has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Price is a key factor as are bundles with quality services. We distinguish our services by delivering reliable market leading internet access speeds with attractive bundled offers.
Movistar, Claro (as defined below) and Entel (as defined below) are the primary companies that offer mobile telephony in Chile. In mid-2015, WOM S.A. (WOM) entered the mobile services market through its acquisition of the Nextel Chile network. WOM is exerting significant competitive pressure in the mobile market with its very aggressive price offers. Such pricing is driving down sales and increasing churn in the mobile market. As an MVNO, VTR offers its mobile services on a standalone basis. To attract and retain customers, VTR focuses on its triple-play customer base, offering them postpaid mobile accounts at an attractive price.
With respect to mobile services, we face competition from Digicel Group Ltd. (Digicel) in most of our C&W residential markets and in Panama. We also compete with subsidiaries of Telefónica, S.A. (e.g., the incumbent Chilean telecommunications operator under the brand name Movistar (Movistar)) and América Móvil, S.A.B. de C.V. (Claro) in Chile and Panama. In addition, in the Bahamas, where C&W had previously been the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. We also face competition in the provision of broadband services from Cable Onda S.A. (Cable Onda) in Panama, Digicel in our Caribbean markets and Cable Bahamas Limited (Cable Bahamas) in the Bahamas. These companies all have competitive pricing on similar services, and the intensified level of competition we are experiencing in several of our markets has added increased pressure on the pricing of our services. To attract and retain customers, C&W focuses on providing quality services and premium content, as well as converged services where customers can access content in and out-of-the home.
Video Distribution
Our video services compete primarily with traditional free-to-air (FTA) broadcast television services, DTH satellite service providers and other fixed-line telecommunications carriers and broadband providers, including operations offering (i) services over hybrid fiber coaxial networks, (ii) DTH satellite services, (iii) internet protocol television (IPTV) over broadband internet connections using asymmetric DSL or VDSL or an enhancement to VDSL called “vectoring,” (iv) IPTV over FTTx networks, or (v) LTE Services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer. In certain markets, we also compete with other cable or FTTx based providers who have overbuilt portions of our systems.
OTT aggregators utilizing our or our competitors’ high-speed internet connections are also a significant competitive factor as are other video service providers that overlap our service areas. The OTT video aggregators (such as HBO Go, Amazon Prime and Netflix) offer VoD service for television series and movies, catch-up television and linear channels from broadcasters. In some cases, these OTT services are provided free-of-charge. The content library of such services is offered on an unlimited basis for a monthly fee. Typically these services are available on multiple devices in and out of the home. To enhance our competitive position, we are developing cloud-based, next generation user interfaces based on advanced technologies and are providing our subscribers with TV everywhere products and premium OTT video services. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
Piracy and other unauthorized uses and distribution of content, including through web-based OTT applications, devices and online platforms, also present challenges for our video business. These platforms illegally stream copyrighted content, for example, Premier League games that can be viewed by anyone with an internet connection. While piracy is a challenge in most jurisdictions in which we operate, it is particularly prevalent in jurisdictions that lack developed copyright laws and effective enforcement of copyright laws.
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our cable networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Flow ToGo and +TV Go in a number of C&W markets.
Our ability to continue to attract and retain customers depends on our continued ability to acquire appealing content and services on acceptable terms and to have such content available on multiple devices and outside the home. Some competitors have obtained long-term exclusive contracts for certain sports programs, which limits the opportunities for other providers to offer such programs. Other competitors also have obtained long-term exclusive contracts for programs, but our operations have limited access to certain of such programming through select contracts with those companies. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
In this competitive environment, we enhance our offers with advanced digital services, such as DVR functionality, HD channels, VoD and multiscreen services. In addition, we offer attractive content packages tailored to the particular market and discounts for bundled services. To improve the quality of the programming in our packages, our operations periodically modify their digital channel offerings. Where mobile is available, we are focusing on our converged service offerings at attractive prices. We use these services, as well as bundles of our fixed-line services, as a means of driving video and other products where convenience and price can be leveraged across the portfolio of services.

•
C&W. C&W competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. Fixed-mobile convergence services are not a significant factor in most of C&W’s residential markets. In several of C&W’s other markets, including Jamaica, Trinidad and Tobago and Barbados, C&W is the largest or one of the largest video service providers. In these markets, C&W’s primary competition is from DTH providers, such as DIRECTV Latin America Holdings, Inc. (DirecTV), and operators of IPTV services over VDSL and FTTx, such as Digicel. In Panama, C&W competes primarily with Cable Onda, which offers video, internet and fixed-line telephony over its cable network, and with the DTH services of Claro Americas. To compete effectively, C&W invests in leading mobile and fixed networks, and in content, where the Premier League is a main attraction for Flow Sports.

•
VTR. VTR competes primarily with DTH service providers, including the incumbent Chilean telecommunications operator Movistar, Claro Chile S.A., a subsidiary of Claro, Empresa Nacional de Telecomunicaciones S.A. (Entel), GTD Manquehue (GTD) and DirecTV, among others. Movistar offers double-play and triple-play packages using DTH for video and DSL for internet and fixed-line telephony and offers mobile services. On a smaller scale, Movistar also offers IPTV services over FTTx networks in Chile. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services. To a lesser extent, VTR also competes with video services offered by or over networks of fixed-line telecommunication providers using DSL technology. To compete effectively, VTR focuses on enhancing its subscribers viewing options in and out of the home. It offers VoD, catch-up television, DVR functionality, Horizon TV and a variety of premium channels. These services and its variety of bundled options, including internet and telephony, enhance VTR’s competitive position.

•
Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation (Dish Network). Dish Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a multi-room DVR service for free. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed internet with download speeds of up to 300 Mbps to drive its video services.

Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using cable, DSL or FTTx networks and wireless broadband internet services. These competitors have a range of product offerings with varying speeds and pricing, as well as interactive services, data and other non-video services offered to homes and businesses. With the demand for mobile internet services increasing, competition from wireless services using various advanced technologies is a competitive factor. In several of our markets, competitors offer high-speed mobile data via LTE wireless networks. In addition, other wireless technologies, such as WiFi, are available in almost all of our markets. In this intense competitive environment, speed and pricing are key drivers for customers.
Our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of service, prices and a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download speeds generally range from 100 Mbps to speeds of up to 300 Mbps. In Barbados, we also have speeds of up to 1 Gbps available. In many of our markets, we offer the highest download speeds available via our cable and FTTx networks. The focus is on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level. With the commercial deployment of our next generation gateways that will enable DOCSIS 3.1 on our cable networks, we plan to further increase our high-speed internet offers.
In several of our C&W markets, we are the incumbent phone company offering broadband internet products using various DSL-based technologies. In these markets and our other Latin American markets, our key competition for internet services is from cable and IPTV operators and mobile data service providers. To compete effectively, we are expanding our LTE service areas and increasing our download speeds. In most of our markets, we offer our internet service through bundled offerings that include video and fixed-line telephony. We also offer a wide range of mobile products either on a prepaid or postpaid basis.

•
C&W. Where C&W is the incumbent telecommunications provider, it competes with cable operators, the largest of which are Cable Onda in Panama and Cable Bahamas in the Bahamas. To a lesser extent, C&W experiences competition from Digicel in certain of its markets. To distinguish itself from these competitors, C&W uses its bundled offers with video and telephony to promote its broadband internet services.

•
VTR. VTR faces competition primarily from non-cable-based ISPs, such as Movistar and Entel, and from other cable-based providers, such as Claro and GTD. Competition is particularly intense with each of these companies offering competitively priced services, including bundled offers with high-speed internet services. Mobile broadband competition is significant as well. Movistar, Claro and Entel have launched LTE networks for high-speed mobile data. To compete effectively, VTR is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service and high-speed internet with download speeds of up to 300 Mbps.

•
Liberty Puerto Rico. Liberty Puerto Rico competes primarily with mobile broadband providers. Most of these providers, including the incumbent telecommunications company, offer these services over their LTE networks. To compete with mobile broadband providers, Liberty Puerto Rico offers its high-speed internet with download speeds of up to 300 Mbps. Liberty Puerto Rico also competes with the DSL services of Claro in providing fixed-line internet services.

Business and Wholesale Services
Through C&W, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, sub-sea fiber optic cable network. Our sub-sea and terrestrial fiber routes combine to form a series of fully integrated networks that typically provide complete operational redundancy, stability and reliability, allowing us in most cases to provide our clients with superior service and minimal network downtime. Given the advanced technical state of the network combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high latency protection routes. In addition, our network as of December 31, 2017, utilized less than 10% of its design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, as well as the financial and time investment required to build a similar network, and the potential delays associated with acquiring governmental permissions, makes it unlikely that our network will be replicated in the near term.

We compete in the provision of B2B services with residential telecommunications operators as noted above, in addition to regional and international service providers, particularly when addressing larger customers.
Employees
As of December 31, 2017, we, including our consolidated subsidiaries, had an aggregate of approximately 10,300 full-time equivalent employees, certain of whom belong to organized unions and works council. We believe that our employee relations are good.
Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
Available Information
All our filings with the Securities and Exchange Commission (SEC), as well as amendments to such filings, are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lla.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 1A.	RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.
The risk factors described in this section have been separated into six groups:

•	risks that relate to our corporate history and structure;

•	risks that relate to the competition we face and the technology used in our businesses;

•	risks that relate to our operating in overseas markets and being subject to foreign and domestic regulation;

•	risks that relate to certain financial matters;

•	risks relating to the Split-Off; and

•	risks relating to our common shares and the securities market.
Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, businesses or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Risks that Relate to Our Corporate History and Structure
The consolidated financial statements of Liberty Latin America are not necessarily representative of Liberty Latin America’s future financial position, future results of operations or future cash flows nor does it reflect what Liberty Latin America’s financial position, results of operations or cash flows would have been as a standalone company during the periods presented.
Because the consolidated financial statements reflect the historical results of Liberty Latin America, as conducted by Liberty Global prior to the Split-Off, it is not necessarily representative of Liberty Latin America’s future financial position, future results of operations or future cash flows, nor does it necessarily reflect what Liberty Latin America’s financial position, results of operations or cash flows would have been as a standalone company, pursuing independent strategies, during the periods presented.

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
Our ability to meet our financial obligations at the parent company level depends upon our ability to access cash. As a holding company, our sources of cash are limited to our available cash balances, net cash from the operating activities of our wholly-owned subsidiaries that are available to us, any cash dividends and cash interest we may receive from our other subsidiaries and cash proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries to pay cash dividends or to make other cash payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.
We have no operating history as a separate company upon which you can evaluate our performance.
We do not have operating history as a separate public company. Accordingly, there can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.
We have not performed an evaluation of our internal control over financial reporting as set forth in Section 404 of the Sarbanes-Oxley Act of 2002.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. As we are a new company, we are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We have not performed an evaluation of our internal control over financial reporting, as set forth in Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.
Risks that Relate to the Competition we Face and the Technology Used in Our Businesses
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers.
The markets for cable television, broadband internet, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and digital terrestrial television (DTT) broadcasters, DTH satellite providers, networks using DSL, VDSL or vectoring technology, Multi-channel Multipoint Distribution System operators, FTTx networks, OTT video content aggregators, and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, other telecommunications operators and service providers. As the availability and speed of broadband internet increases, we also face competition from OTT providers, including telephony providers such as WhatsApp, utilizing our or our competitors’ high-speed internet connections. Some of these content providers offer services without charging a fee, which erodes relationships with customers and leads to a downward pressure on prices and returns for telecommunication services providers. In the provision of telephony and broadband internet services, we are experiencing increasing competition from other telecommunications operators and other service providers in each country in which we operate, as well as other mobile providers of voice and data. Many of the other operators offer double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other facilities-based operators and wireless providers. Developments in wireless technologies, such as LTE (the next generation of ultra-high-speed mobile data) and WiFi, are creating additional competitive challenges.
In almost all cases, our licenses are not exclusive. As a result, our competitors have similar licenses and have and may continue to build systems and provide services in areas in which we hold licenses. In the case of cable- and broadband-enabled services, the existence of more than one cable system operating in the same territory is referred to as an “overbuild.” Overbuilds could increase competition or create competition where none existed previously, either of which could adversely affect our growth, financial condition and results of operations.
In some of our markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTx networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no such government involvement.

We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition could result in increased customer churn, reductions of customer acquisition rates for some products and services and significant price and promotional competition. In combination with difficult economic environments, these competitive pressures could adversely impact our business, results of operations and cash flows.
Changes in technology may limit the competitiveness of and demand for our services.
Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies. New technologies, products and services may impact consumer behavior and therefore demand for our products and services. Our ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products and services on a timely basis will affect our ability to continue to grow, increase our revenue and number of customers and remain competitive. New products and services, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services that we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our results of operations and cash flows.
Our significant property and equipment additions may not generate a positive return.
Significant additions to our property and equipment are, or in the future may be, required to add customers to our networks and to upgrade or expand our broadband communications networks and upgrade customer premises equipment to enhance our service offerings and improve the customer experience. Additions to our property and equipment, which are currently underway, including in connection with Network Extensions, require significant capital expenditures for equipment and associated labor costs to build out and/or upgrade our networks as well as for related customer premises equipment. Additionally, significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTx and advanced DSL technologies, the impact of natural disasters like hurricanes, or adverse regulatory developments could cause us to decide to undertake previously unplanned builds or upgrades of our networks and customer premises equipment. For example, in September 2017, Hurricanes Irma and Maria caused significant destruction to our networks in certain markets, including Puerto Rico, the British Virgin Islands, Dominica and Antigua, which will require us to rebuild portions of our networks in those markets. For more information regarding the impact of Hurricanes Irma and Maria, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impacts of Hurricanes.
No assurance can be given that any rebuilds, upgrades or extensions of our network will increase penetration rates, increase average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable, or otherwise generate positive returns as anticipated, or that we will have adequate capital available to finance such rebuilds, upgrades or extensions. Additionally, costs related to our Network Extensions and property and equipment additions could end up being greater than originally anticipated or planned. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Additional financing may not be available on favorable terms, if at all, and our ability to incur additional debt will be limited by our debt agreements. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding, extending or upgrading our networks or making other planned or unplanned additions to our property and equipment, or are delayed in making such investments, our growth could be limited and our competitive position could be harmed.
We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business.
The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. We generally do not produce our own content and we depend on our agreements, relationships and cooperation with public and private broadcasters and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay television services, including a sufficient selection of HD channels as well as non-linear content (such as a selection of attractive VoD content and rights for ancillary services such as DVRs and catch up or ‘Replay’ services), on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms or at all. We expect that programming and copyright costs will continue to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events and rate increases, and (ii) the growth in the number of our enhanced video subscribers.

If we are unable to obtain or retain attractively priced competitive content, demand for our existing and future television services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors obtain exclusive programming rights, particularly with respect to popular sports and movie programming, and as certain entrants in the OTT market increasingly produce their own exclusive content.
In addition, we are party to several legal proceedings arising out of the regular course of our business, including legal proceedings before regulatory and tax authorities, proceedings that programmers may institute against us and proceedings that may arise from acquisitions and other transactions we may consummate. For example, certain copyright agencies have asserted, and may in the future assert, claims against us and our subsidiaries regarding the transmission of any of the musical works within such agencies’ repertoire. Such claims seek injunctive relief as well as monetary damages. We cannot assure you that we will obtain a final favorable decision with regard to any particular proceeding. A negative outcome in one or more pending proceedings or any future proceedings could have a material adverse effect on our business, financial condition and results of operations.
We depend on third-party suppliers and licensors to supply and maintain necessary equipment, software and certain services required for our businesses.
We rely on third-party vendors for the equipment (including customer premises equipment, network infrastructure and mobile handsets), software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. In addition, we rely on third parties (in particular, local municipalities, power companies and other telecommunications companies) for access to poles to attach our network equipment, and their ability to provide such access is subject to similar risks. As a result, we may not be able to obtain the equipment, software, access and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in our equipment could lead to delays in completing extensions to our networks and in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. To the extent that we have minimum order commitments, we would be adversely affected in the event that we were unable to resell committed products or otherwise decline to accept committed products. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our owned or licensed intellectual property rights (such as trademarks, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question.
In addition, the operation, administration, maintenance and repair of our network, including our sub-sea cable network, requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the Caribbean and Latin America and requires operating and capital expenses. Events outside of our control, such as natural disasters, technological failures, vandalism, war, terrorism, inadvertent cuts or extraordinary social or political events, could impact the continued operation of our network. We cannot assure you that our systems will continue to function as expected in a cost-effective manner.
VTR, which offers mobile telephony and data services, relies on the radio access network of a third-party wireless network provider to carry its mobile communications traffic.
VTR’s services to mobile customers in Chile rely on the use of an MVNO arrangement in which VTR utilizes the radio access network of a third-party wireless network provider to carry its mobile communications traffic. If the MVNO arrangement is terminated, or if the third-party wireless network provider fails to provide the services required under the MVNO arrangement, or if a third-party wireless network provider fails to deploy and maintain its network, and VTR is unable to find a replacement network operator on a timely and commercially reasonable basis or at all, VTR could be prevented from continuing the mobile services relying on such MVNO arrangement.
Failure in our technology or telecommunications systems from security attacks or natural disasters could significantly disrupt our operations, which could reduce our customer base and result in lost revenue.
Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or sub-sea cable network, telecommunications failures, power loss, malicious human acts, security flaws and natural disasters.
In particular, our systems and equipment are in regions prone to hurricanes, earthquakes and other natural disasters, and they have been impacted by hurricanes in the recent past. In early October 2016, our fixed-line and mobile networks in the Bahamas suffered extensive damage as a result of Hurricane Matthew, which caused our customers to experience significant outages. In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment. In Puerto Rico, the damage caused by Hurricane Maria, and to a lesser extent Hurricane Irma, was extensive and widespread. Liberty Puerto Rico’s broadband communications network suffered extensive damage. As of December 31, 2017, we have been able to restore service to approximately 340,000 RGUs of our total 738,500 RGUs at Liberty Puerto Rico. Our assessment of the losses attributable to the hurricanes in Puerto Rico is ongoing and is subject to a number of uncertainties, including the length of time it will take to restore Puerto Rico’s power and transmission system and fully restore our network, the number of customers and potential customers that will choose to leave Puerto Rico for an extended period or permanently, and the ability of the Puerto Rico and U.S. governments to effectively oversee the recovery process. We estimate that approximately $130 million of property and equipment additions is required to restore nearly all of Liberty Puerto Rico’s broadband communications network, approximately $50 million of which was incurred during the fourth quarter. In certain of our C&W markets, most notably in the British Virgin Islands, Dominica and Anguilla, portions of our fixed and mobile networks were significantly damaged by Hurricanes Maria and Irma. Services to most of our fixed-line customers in these C&W markets have not yet been restored. We currently estimate that approximately $50 million of property and equipment additions is required to restore nearly all of the damaged networks in C&W’s impacted markets, approximately $13 million of which was incurred during the fourth quarter. Although these negative impacts will decline as the networks are restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on C&W’s revenue and Adjusted OIBDA (as defined in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K) will continue through 2018 and beyond.
Moreover, despite security measures, our servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive actions. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered across all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data. Failure to comply with these data protection laws may result in, among other consequences, fines.
Our disaster recovery, security and service continuity protection measures include back-up power systems, resilient ring network systems, procuring capacity in competing networks to further strengthen our reliability profile and network monitoring. We also are party to the Atlantic Cable Maintenance and Repair Agreement, which provides us with certain dedicated repair vessels and timely call out services with respect to our sub-sea cables through to the present. We cannot assure you, however, that these precautions will be sufficient to prevent loss of data or prolonged network downtime or that we will be able to renegotiate arrangements with the Atlantic Cable Maintenance and Repair Agreement on successful terms.
Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks or similar problems. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations. Further, sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner could adversely affect our reputation and result in a loss of customers and revenue.
We rely on information technology to operate our business and maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.
We depend on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, network management systems, financial reporting, human resources and various other processes and transactions. As our operations grow in size, scope and complexity, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our services in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as customers would like or in a cost-effective manner.
Unauthorized access to our network resulting in piracy could result in a loss of revenue.
We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. Increasingly, sophisticated means of illicit piracy of television, broadband and telephony services are continually being developed in response to evolving technologies. Furthermore, billing and revenue generation for television services rely on the proper functioning of encryption systems. While we continue to invest in measures to manage unauthorized access to our networks, any such unauthorized access to our cable television service could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers, all of which could have a material adverse effect on our business and results of operations.
If we are unable to retain key employees, our ability to manage our business could be adversely affected.
Our operational results depend upon the retention and continued performance of our management team. Our ability to retain and hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications industry. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.
Risks that Relate to Our Operating in Overseas Markets and Being Subject to Foreign and Domestic Regulation
Our businesses are conducted almost exclusively outside of the U.S., which gives rise to numerous operational risks.
Our businesses operate almost exclusively in countries outside the U.S., and we have substantial physical assets and derive a substantial portion of our revenues from operations in Latin America and the Caribbean. Therefore, we are subject to the following inherent risks:

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing operations consistently through our several operating areas;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	burdensome tax, customs, duties or regulatory assessments based on new or differing interpretations of law or regulations, including increases in taxes and governmental fees;

•	economic and political instability;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

•	interruptions to essential energy inputs;

•	direct and indirect price controls;

•	cancellation of contract rights and licenses;

•	delays or denial of governmental approvals;

•	a lack of reliable security technologies;

•	privacy concerns; and

•	uncertainty regarding intellectual property rights and other legal issues.
Operational risks that we may experience in certain countries include uncertain and rapidly changing political, regulatory and economic conditions, including the possibility of disruptions of services or loss of property or equipment that are critical to overseas businesses as a result of vandalism, expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.
In certain countries and territories in which we operate, political, security and economic changes may result in political and regulatory uncertainty and civil unrest. Governments may expropriate or nationalize assets or increase their participation in the economy generally and in telecommunications operations in particular. In addition, certain countries and territories in which we operate, or in which we may operate in the future, face significant challenges relating to the lack, or poor condition, of physical infrastructure, including transportation, electricity generation and transmission. Such countries and territories may also be subject to a higher risk of inflationary pressures, which could increase our operating costs and decrease consumer demand and spending power. Each of these factors could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and prospects.
Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although our subsidiaries and business affiliates have undertaken, and will continue to undertake, compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation could result in penalties imposed on, and adversely affect the reputation of, these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.
We are exposed to foreign currency exchange rate risk.
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements, wherever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and selling, general and administrative expenses and property and equipment additions were not hedged as of December 31, 2017.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our reported operating results are impacted by changes in the exchange rates for the Chilean peso and, to a much lesser extent, the Jamaican dollar, Trinidad and Tobago dollar, Seychelles Rupee and Columbian Peso. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
Failure to comply with economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We operate in the Caribbean and Latin America, and similar to other international companies, we are subject to economic and trade sanctions programs, including certain of which that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated. For example, certain of our companies provide (and may in the future provide), directly or indirectly, certain services to governmental entities in Cuba (e.g., C&W sells IP and international transport telecommunication services to La Empresa de Telecomunicaciones de Cuba S.A. (ETECSA), the Cuba state-owned telecommunications provider and to three international telecommunications providers that in turn sell telecom services to ETECSA). All these services are provided outside of Cuba and the provision of non-facilities based telecom services to Cuba are permissible under a general license from OFAC. Any violations of applicable economic and trade sanctions could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.
Our businesses are subject to risks of adverse regulation.
Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Video distribution, broadband internet, telephony and mobile businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. Our ability to provide telecommunications services depends on applicable law, telecommunications regulations and the terms of the licenses and concessions we are granted under such laws and regulations. In particular, we are reliant on access with mutually beneficial terms to spectrum for both existing and next generation telecommunication services, entrance into interconnection agreements with other telecommunications companies and are subject to a range of decisions by regulators, including in respect of pricing, for example, for termination rates. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities, or is subject to review by regulatory authorities or termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, infrastructure, facilities or services to distribute their own services or resell our services to end customers. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions. We may continue to operate in jurisdictions where governments fail to grant or renew licenses for our operations, which could result in penalties, fines or restrictions that could have a material adverse impact on our business and financial condition.
Adverse changes in rules and regulations could:

•	impair our ability to use our bandwidth in ways that would generate maximum revenue and cash flow;

•	create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers;

•	impact our ability to access spectrum for our mobile services;

•	strengthen our competitors by granting them access and lowering their costs to enter into our markets; and

•	otherwise have a significant adverse impact on our results of operations.
Businesses, including ours, that offer multiple services, such as video distribution as well as internet, telephony, and/or mobile services, often face close regulatory scrutiny from competition authorities in countries in which they operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and have imposed access obligations in certain countries. This has resulted, for example, in video must carry obligations in many markets in which we operate. For more information, see Item 1. Business—Narrative Description of Business—Regulatory Matters.
Regulations may be especially strict in the markets of those countries in which we are considered to hold a significant market position. We have been, in the past, and may be in the future, subject to allegations and complaints by our competitors and other third parties regarding our competitive behavior as a significant market operator.
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities, which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. In the event conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with an acquisition transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations. Most recently, the acquisition of C&W in May 2016 triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Trinidad and Tobago and the Seychelles, have not completed their review of the May 16, 2016 acquisition of C&W (the C&W Acquisition) or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.
Furthermore, the governments in the countries and territories in which we operate differ widely with respect to political structure, constitution, economic philosophy, stability and level of regulation. Many of our operations depend on governmental approval and regulatory decisions, and we provide services to governmental organizations in certain markets (and in certain cases, like Venezuela, governmental organizations are our biggest customers). Moreover, in several of C&W’s key markets, including Panama and the Bahamas, governments are C&W’s partners and co-owners. The Government of the Bahamas is a part-owner in BTC and the Government of Panama is a part-owner in C&W Panama, and each of the governments have the right to appoint members to the board of directors of the respective entity. In both the Bahamas and Panama, we hold licenses or have received concessions from the government or independent regulatory bodies to operate our business, including our mobile and fixed networks. Consequently, we may not be able to fully utilize C&W’s contractual or legal rights or all options that may otherwise be available, where to do so might conflict with broader regulatory or governmental considerations.
Changes to existing legislation and new legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate.
Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced. In addition, we are subject to review by competition or national regulatory authorities in certain countries concerning whether we exhibit significant market power. A finding of significant market power could result in us becoming subject to access and pricing obligations and other requirements that could provide a more favorable operating environment for existing and potential competitors. Government regulation or administrative policies may change unexpectedly and negatively affect our interests. For example, there has been a general trend for governments to seek greater access to telecommunications records and to communications for law enforcement purposes and a trend in certain countries experiencing civil unrest to restrict access to telecommunications on national security grounds. Adverse regulatory developments could subject our businesses to a number of risks. For more information, see Item 1. Business—Narrative Description of Business—Regulatory Matters.
For various reasons, governments may seek to increase the regulation of the use of the internet, particularly with respect to user privacy and data protection, content, pricing, copyrights, consumer protection, distributions and characteristics and quality of products and services. Application of existing laws, including those addressing property ownership and personal privacy in the context of rapidly evolving technological developments remains uncertain and in flux. New interpretations of such laws could have an adverse effect on our business. Governments may also seek to regulate the content of communications in all of our revenue streams, which could reduce the attractiveness of our services. Governments may also change their attitude towards foreign investment or extract extra concessions from businesses. Accordingly, our operations may be constrained by the relevant political environment and may be adversely affected by such constraints, as well as by changes to the political structure or government in any of the markets in which we operate.
Future changes to regulation or changes in political administrations or a significant deterioration in our relationship with relevant regulators in the jurisdictions in which we operate, as well as failure to acquire and retain the necessary consents and approvals or in any other way comply with regulatory requirements, or excessive costs of complying with new or more onerous regulations and restrictions could have a material adverse effect on our business, reputation, financial condition, results of operations and prospects.
We may not be successful in acquiring future spectrum or other licenses that we need to offer new mobile data or other services.
We offer mobile data services through licensed spectrum in a number of markets. While these licenses, and other licenses that we possess, enable us to offer mobile data services today, as technology develops and customer needs change, it may be necessary to acquire new spectrum or other licenses in the future to provide us with additional capacity and/or offer new technologies or services. While we actively engage with regulators and governments to ensure that our spectrum needs are met, there can be no guarantee that future spectrum licenses will be made available in certain or all territories or that they will be made available on commercially viable terms. We will likely require additional spectrum licenses for LTE networks, and there may be competition for their acquisition. In addition, we may need other types of licenses for the new products and services that we contemplate or will consider offering. Failure to acquire necessary new spectrum licenses or other required licenses for new services or products, or to do so on commercially viable terms, could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations, or that we will achieve the expected returns on our acquisitions.
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
In addition, we anticipate that any companies we may acquire will be located in the Caribbean or Latin America. Such companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws. While we intend to conduct appropriate due diligence and to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
We may not be successful in renewing the necessary regulatory licenses, concessions or other operating agreements needed to operate our businesses upon expiration, and such licenses may be subject to termination, revocation or material alteration in the event of a breach or to promote the public interest or as a result of triggering a change of control clause.
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, C&W’s licenses in Jamaica, the Cayman Islands and Barbados are scheduled to expire in the next two years. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses.
Some of these licenses may also include clauses that allow the grantor to terminate or revoke or alter them in the event of a default or other failure by us to comply with applicable conditions of the license or to promote the public interest. Further, a number of our operating licenses include change of control clauses, which may be triggered by the sale of a business to which those clauses relate, or certain types of corporate restructurings. Some of these change of control clauses may restrict our strategic options, including the ability to complete any potential disposal of individual businesses, a combination of businesses or the entire company unless a consent or waiver is obtained, and, if triggered, may lead to some licenses being terminated. Failure to hold or to continue to hold or obtain the necessary licenses, concessions and other operating agreements required to operate our businesses could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not have complete control over the prices that we charge.
Our businesses are in some countries subject to regulation or review by various regulatory, competition or other government authorities responsible for the regulation or the review of the charges to our customers for our services. Such authorities, in certain cases, could potentially require us to repay such fees to the extent they are found to be excessive or discriminatory. We also may not be able to enforce future changes to our subscription prices. Additionally, in certain markets, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer. This may have an adverse impact on our revenue, profitability of new products and services and our ability to respond to changes in the markets in which we operate.
Strikes, work stoppages and other industrial actions could disrupt our operations or make it more costly to operate our businesses.
We are exposed to the risk of strikes, work stoppages and other industrial actions. In the future we may experience lengthy consultations with labor unions or strikes, work stoppages or other industrial actions. Strikes and other industrial actions, as well as the negotiation of new collective bargaining agreements or salary increases in the future, could disrupt our operations and make it more costly to operate our facilities. In addition, strikes called by employees of any of our key providers of materials or services could result in interruptions of the performance of our services. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition and results of operations. We depend on third-party suppliers and licensors to supply necessary equipment, software and certain services required for our businesses.
We may have exposure to additional tax liabilities.
We are subject to income taxes as well as non-income based taxes in the U.S., the U.K., the Caribbean and parts of Latin America. In addition, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax and transfer tax. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, our business has undertaken acquisitions, restructurings and other transactions in prior years where the ultimate tax determination resulting from these transactions remains uncertain. We are regularly under audit by tax authorities in many of the jurisdictions in which we operate. Although we believe that our tax estimates are reasonable, any material differences as a result of final determinations of tax audits or tax disputes could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate or otherwise have a presence. Also, various income tax proposals in the jurisdictions in which we operate could result in changes to the existing laws on which our deferred taxes are calculated. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Any such material changes could cause a material change in our effective tax rate.
Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting project being undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries that includes Chile and the United States, has undertaken studies and is publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. The OECD has extended inclusion to non-OECD countries under their Inclusive Framework on Base Erosion and Profit Shifting (BEPS), bringing together over 100 countries to collaborate on the implementation of the OECD BEPS Package. This framework allows interested countries and jurisdictions to work with the OECD and G20 members on developing standards on BEPS-related issues and reviewing and monitoring the implementation of the whole BEPS Package. Included within this expanded group of countries are several jurisdictions in which we do business. It is possible that additional jurisdictions in which we do business could react to these initiatives or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities.
Risks that Relate to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects.
Our businesses are highly leveraged. At December 31, 2017, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,398 million, including $263 million that is classified as current in our consolidated balance sheet and $5,664 million that is not due until 2022 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. Notwithstanding our negative working capital position at December 31, 2017, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in our credit agreements is dependent primarily on our ability to maintain or increase the cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all or that we will be able to maintain compliance with the leverage covenants in our credit agreements, which could have a material adverse effect on our business, liquidity and results of operations.
In particular, Hurricanes Irma and Maria are expected to have a significant impact on Liberty Puerto Rico’s cash flows and liquidity. Liberty Puerto Rico’s ability to access debt financing on favorable terms will be compromised for the foreseeable future as we work through our recovery from the hurricanes and the related impacts on our liquidity and ability to comply with the terms of the LPR Bank Facility (as defined below). For additional information, see —Our ability to comply with the financial covenants in Liberty Puerto Rico’s credit facility has been adversely impacted by Hurricanes Irma and Maria below, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impacts of Hurricanes and note 9 to our consolidated financial statements, each included in Part II of this Annual Report on Form 10-K.
We may not be able to generate sufficient cash to meet our debt service obligations.
Our ability to meet our debt service obligations or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond our control. In addition, we are dependent on customers, in particular local, municipal and national governments and agencies, to pay us for the services we provide in order for us to generate cash to meet our debt service obligations and to maintain our business. Accordingly, we are exposed to the risk that our government customers could default on their obligations to us and we cannot rule out the possibility that unexpected circumstances in a particular country’s economic condition may render such government unable to meet its obligation to us. Any such event could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. If we cannot generate sufficient cash to meet our debt service requirements or to maintain our business, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or investments or sell material assets.
If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our debt obligations. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness of relevant members of each of our three borrowing groups (i.e. C&W, VTR and Liberty Puerto Rico) may become payable on demand and we may not have sufficient funds to repay all of our debts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Certain of our subsidiaries are subject to various debt instruments that contain restrictions on how we finance our operations and operate our businesses, which could impede our ability to engage in beneficial transactions.
Certain of our subsidiaries are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other upstream distributions;

•	make investments;

•	transfer, sell or dispose of certain assets, including their stock;

•	merge or consolidate with other entities;

•	engage in transactions with us or other affiliates; or

•	create liens on their assets.
As a result of restrictions contained in these debt instruments, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to:

•	fund property and equipment additions or acquisitions that could improve our value;

•	meet their loan and capital commitments to their business affiliates;

•	invest in companies in which they would otherwise invest;

•	fund any operating losses or future development of their business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize their assets; or

•	conduct other necessary or prudent corporate activities.
In addition, most of the credit agreements or indentures to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios. Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
We are exposed to interest rate risks and other adverse changes in the credit market. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries.
We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.

In particular, we are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to the London Interbank Offered Rate (LIBOR) or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure. Regulators in the U.K. have announced that LIBOR will be phased out by the end of 2021. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. We do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR.

We are subject to increasing operating costs and inflation risks, which may adversely affect our results of operations.
While our operations attempt to increase our subscription rates to offset increases in programming and operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. For example, VTR is generally prohibited from increasing subscription rates over the rate of inflation. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and results of operations. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.
Uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations.
The macroeconomic environment can be highly volatile, and instability in global markets has contributed, and could in the future contribute, to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, and as a result, we cannot predict when challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Unfavorable economic conditions may impact a significant number of our customers and/or the prices we are able to charge for our products and services, and, as a result, it may be more difficult for us to attract new customers and more likely that customers will downgrade or disconnect their services. Countries may also seek new or increased revenue sources due to fiscal deficits, including increases in regulatory levels, and any such actions may adversely affect our company. In addition, as countries seek to recover from natural disasters like hurricanes, they may seek new or increased revenue sources from businesses such as ours, including by increasing taxes and levies. Accordingly, our results of operations and cash flows may be adversely affected if the macroeconomic environment becomes uncertain or declines or governments increase taxes or levies as a result of fiscal deficits or natural disasters. We are currently unable to predict the extent of any of these potential adverse effects.
Additional factors that could influence customer demand include access to credit, unemployment rates, affordability concerns, consumer confidence, capital and credit markets volatility, geopolitical issues and general macroeconomic factors. Certain of these factors drive levels of disposable income, which in turn affect many of our revenue streams. Business solutions customers may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. Our residential customers may similarly elect to use fewer higher margin services, switch from fixed to mobile services resulting in the so-called traffic substitution effect, reduce their consumption of our video services or similarly choose to obtain products and services under lower cost programs offered by our competitors. In addition, adverse economic conditions may lead to a rise in the number of our customers who are not able to pay for our services.
Adverse economic conditions can also have an adverse impact on tourism, which in turn can adversely impact our business. In tourist destinations, levels of gross domestic products and levels of foreign investment linked to tourism are closely tied to levels of tourist arrivals and length of stay. In addition to having a direct impact on our revenue, due, for example, to reduction of roaming charges incurred by tourists, these factors will in turn drive disposable income, with the corresponding impact on use of our products and services.
Due to the Caribbean’s heavy reliance on tourism, the Caribbean economy has suffered during previous periods of global recession and fluctuations in exchange rates and is likely to be adversely affected if major economies again find themselves in recession or if consumer and/or business confidence in those economies erodes in the face of trends in the global financial markets and economies. Recent hurricanes in the Caribbean are also expected to have an adverse effect on tourism during 2018.
Should current economic conditions deteriorate, there may be volatility in exchange rates, increases in interest rates or inflation, liquidity shortfalls and a adverse effect on our revenue and profits. Recessionary pressures or country-specific issues could, among other things, affect products and services, the level of tourism experienced by some countries and the level of local consumer and business expenditure on telecommunications. In addition, most of our operations are in developing economies, which historically have experienced more volatility in their general economic conditions. The impact of poor economic conditions, globally or at a local or national level in the countries and territories in which we operate, could have a material adverse effect on our business, financial condition, results of operations.
We are exposed to sovereign debt and currency instability risks that could have an adverse impact on our liquidity, financial condition and cash flows.
Our operations are subject to macroeconomic and political risks that are outside of our control. For example, high levels of sovereign debt in the U.S., Puerto Rico and several other countries in which we operate, combined with weak growth and high unemployment, could potentially lead to fiscal reforms (including austerity measures), tax and levy increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company.
We are facing challenging economic environments in many of our markets, most notably in Trinidad and Tobago, Barbados and Puerto Rico. In Puerto Rico, this environment is due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016 and 2017. Although the Puerto Rico government had implemented tax increases and other measures to improve its solvency and the U.S. had implemented legislation designed to help manage Puerto Rico’s debt crisis, the Puerto Rico government filed for a form of bankruptcy protection in May 2017, and Puerto Rico’s public utility followed suit in July 2017. In addition, myriad austerity measures, including with respect to public spending on pensions, public healthcare and education, have been either recommended, mandated by the fiscal oversight board charged with overseeing Puerto Rico’s recovery and/or adopted by the Puerto Rico government. Notwithstanding the potential short-term uplift in Puerto Rico’s economy resulting from the recovery efforts, if the fiscal and economic conditions in Puerto Rico were to continue to worsen, including with respect to the longer term impact of the hurricanes discussed above, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.
Our ability to comply with the financial covenants in Liberty Puerto Rico’s credit facility has been adversely impacted by Hurricanes Irma and Maria.
Hurricanes Irma and Maria caused extensive damage to our broadband communications network in Puerto Rico, as well as to homes, businesses and infrastructure in that market. The operations of Liberty Puerto Rico support the $983 million principal amount of debt outstanding under a first and second lien term loan and a revolving credit facility (collectively, the LPR Bank Facility), which contain, among other covenants, financial covenants relating to Liberty Puerto Rico’s debt to earnings ratio. If we are unable to meet these financial covenants in any particular quarter and we are unable to cure such shortfall or are not otherwise able to obtain further relief from the lenders, we would be in default under the LPR Bank Facility. On December 20, 2017, the term loans under the LPR Bank Facility were amended to provide, among other things, Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018. Although we expect to fully comply with the terms of the LPR Bank Facility as of March 31, 2019, no assurance can be provided that Liberty Puerto Rico will be able to comply with its leverage covenants in future periods following the aforementioned covenant relief period. Any failure to remain in compliance with the terms of the LPR Bank Facility could have a material adverse impact on our or Liberty Puerto Rico’s business, liquidity and results of operations.
We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments.
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2017, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $17 million, (ii) cash and cash equivalents and restricted cash balances of $568 million and (iii) aggregate undrawn debt facilities of $938 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
The liquidity and value of our interests in certain of our partially-owned subsidiaries, as well as the ability to make decisions related to their operations, may be adversely affected by shareholder agreements and similar agreements to which we are a party.
We indirectly own equity interests in a variety of international video, broadband internet, telephony, mobile and other communications businesses. Certain of these equity interests, such as our interests in our operating subsidiaries of Liberty Puerto Rico, C&W Panama and BTC, are held pursuant to concessions or agreements that provide the terms of the governance of the subsidiaries as well as the ownership of such interests. These agreements contain provisions that affect the liquidity, and therefore the realizable value, of those interests by subjecting the transfer of such equity interests to consent rights or rights of first refusal of the other shareholders or partners or similar restrictions on transfer. In certain cases, a change in control of the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other shareholders or partners. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold. Additionally, these agreements contain provisions granting us and the other shareholders or partners certain liquidity rights as well as certain governance rights, for example, with respect to material matters, including but not limited to acquisitions, mergers, dispositions, shareholder distributions, incurrence of debt, material expenditures and issuances of equity interests, which may prevent the respective subsidiary from making decisions or taking actions that would protect or advance the interests of our company, and could even result in such subsidiary making decisions or taking actions that adversely impact our company. For instance, we and Searchlight each have certain liquidity rights in relation to Liberty Puerto Rico, including Searchlight’s ability, so long as Searchlight owns at least 20% of Liberty Puerto Rico’s parent entities, to force a sale of Liberty Puerto Rico or its parent entities, subject to certain conditions, including among others, our right of first offer and our ability to stop a forced sale and instead conduct a dividend recapitalization in which Searchlight would receive cash. Furthermore, our ability to access the cash of these non-wholly-owned subsidiaries may be restricted in certain circumstances under the respective shareholder, joint venture, partnership or similar agreements.
Risks Relating to the Split-Off
We may have a significant indemnity obligation to Liberty Global, which is not limited in amount or subject to any cap, if the Split-Off is treated as a taxable transaction, or the internal restructuring is subject to tax in one or more jurisdictions. In addition, we will be responsible for, and have agreed to indemnify Liberty Global for, certain taxes that relate to our operations.
Pursuant to the Tax Sharing Agreement that we entered into with Liberty Global in connection with the Split-Off, subject to certain limited exceptions relating to actions of Liberty Global, we are required to indemnify Liberty Global and its subsidiaries, for taxes resulting from the failure of the Split-Off or certain transactions that comprise the internal restructuring of Liberty Global to qualify for favored tax treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the Code) and related provisions, including taxes that result from Section 355(e) of the Code applying to the Split-Off or such internal restructuring transactions as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the shares of Liberty Latin America or any successor. Although Liberty Global generally should not be subject to U.S. federal income tax because Liberty Global generally is not a U.S. taxpayer, certain subsidiaries or affiliates of Liberty Global that are U.S. companies could incur significant U.S. federal income tax liabilities if favored tax treatment under Section 355 is not available with respect to certain transactions that comprise the internal restructuring.
Pursuant to the Tax Sharing Agreement, we are also required to indemnify Liberty Global and its subsidiaries for taxes imposed by the U.S. or other jurisdictions resulting from (i) certain transactions that were undertaken to effect the separation of our businesses from Liberty Global in connection with the Split-Off, including the internal restructuring of Liberty Global and (ii) certain prior acquisitions, restructurings and other transactions that arise from tax audits or tax disputes and are attributable to or otherwise relate to our businesses. The ultimate tax determination for some of these transactions may be uncertain and the amount of any indemnification obligations to Liberty Global and its subsidiaries could be substantial.
Our indemnification obligations to Liberty Global and its subsidiaries are not limited in amount or subject to any cap. If we are required to indemnify Liberty Global and its subsidiaries under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
We may determine to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.
In the Tax Sharing Agreement, we covenant not to take any action, or fail to take any action, following the Split-Off, which action or failure to act is inconsistent with the Split-Off qualifying for favored tax treatment under Section 355 of the Code and related provisions. Further, the Tax Sharing Agreement requires that we generally indemnify Liberty Global for any taxes or losses incurred by Liberty Global (or its subsidiaries) resulting from breaches of such covenants or resulting from Section 355(e) of the Code applying to the Split-Off because of acquisitions of a 50-percent or greater interest (measured by vote or value) in our shares that are part of a plan that includes the Split-Off. As a result, we might determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the favored tax treatment of the Split-Off.
In particular, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, share issuances, certain asset dispositions or other strategic transactions for some period of time following the Split-Off. In addition, our indemnity obligation under the Tax Sharing Agreement might discourage, delay or prevent a change of control transaction for some period of time following the Split-Off.

Prior to the Split-Off, we were not an independent company and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.
Prior to the Split-Off, our business was operated by Liberty Global as part of its broader corporate organization, rather than as an independent company and there can be no assurance that our business strategy will be successful on a standalone basis. As part of Liberty Global, our business enjoyed certain economies of scale, including in the areas of procurement and information technology. Liberty Global’s senior management oversaw the strategic direction of our businesses and Liberty Global performed various corporate functions for us, including, but not limited to:
•certain management services; and

•	services typically performed by Liberty Global’s legal, investor relations, tax, accounting, procurement and finance departments.
Following the Split-Off, neither Liberty Global nor any of its affiliates have any obligation to provide these functions to us other than those services that are provided pursuant to the Services Agreement. If, once the Services Agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our financial condition and results of operations may decline. If Liberty Global does not continue to perform effectively the services that are called for under the Services Agreement with us, we may not be able to operate our business effectively.
We may not realize the potential benefits from the Split-Off in the near term or at all.
The Split-Off was consummated on the expectation that it would better position us to take advantage of business opportunities, strategic alliances and acquisitions through Liberty Latin America’s management’s ability to focus on strategic transactions that benefit Liberty Latin America and its expected enhanced acquisition currency. There was also an expectation that the Split-Off would enable Liberty Latin America to provide its employees with more attractive equity incentive awards. However, we may not realize these potential benefits from the Split-Off in the near term or at all. No assurance can be given that any investment, acquisition or other strategic opportunities will become available following the Split-Off on terms that Liberty Latin America finds favorable or at all. Additionally, given the added costs associated with the completion of the Split-Off, including the separate accounting, legal and other compliance costs of being a separate public company, our failure to realize the anticipated benefits of the Split-Off in the near term or at all could adversely affect the company.
Certain of the company’s directors and an executive officer overlap with Liberty Global, and certain directors and officers have financial interests in Liberty Global, which may lead to conflicting interests.
As a result of the Split-Off, John C. Malone, Miranda Curtis and Paul A. Gould, who serve as directors of Liberty Global, and Liberty Global’s chief financial officer, also serve as directors of Liberty Latin America. Additionally, the chief executive officer of Liberty Global, Michael Fries, also serves as our executive chairman. Our directors (including the executive chairman) have fiduciary duties to our company. Likewise, any such persons who serve in similar capacities at Liberty Global or any other public corporation have fiduciary duties to that corporation or to that corporation’s shareholders. For example, there may be the potential for a conflict of interest when the company or Liberty Global pursues acquisitions and other corporate opportunities that may be suitable for each of them. In addition, all of our directors and executive officers, other than our directors Alfonso de Angoitia Noriega and Eric L. Zinterhofer, have financial interests in Liberty Global as a result of their ownership of Liberty Global Shares (as defined in note 1 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K) and/or equity awards. As a result of these multiple fiduciary duties and financial interests, these directors and executive officers may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties or in which they have financial interests.
Our bye-laws provide that, to the fullest extent permitted by applicable law, we have waived and renounced on behalf of ourselves and our subsidiaries any breach of a fiduciary duty by each of our directors by reason of the fact that such person directs a corporate opportunity to another person or entity (such as Liberty Global) instead of the company, or does not refer or communicate information regarding such corporate opportunity to the company, unless such opportunity was expressly offered to such person solely in his or her capacity as a director of our company and such opportunity relates to a line of business in which we or any of our subsidiaries are then directly engaged. The waiver given to our directors in respect of the diversion of corporate opportunities does not amount to a general authorization to our directors to subordinate Liberty Latin America’s interests to their personal interests. Our directors will continue to be bound by their common law and statutory duties under the Bermuda Companies Act to act honestly and in good faith with a view to the best interests of Liberty Latin America and to exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Furthermore, our bye-laws contain a general waiver by shareholders for any claim or right of action a shareholder might have (whether individually or by or in the right of the company) against any director or officer of the company, arising from any action or inaction by such director or officer in the performance of their duties for us or any of our subsidiaries (but excluding any matter involving fraud or dishonesty). This general waiver does not eliminate directors’ or officers’ fiduciary duties to Liberty Latin America under Bermuda law. Rather, it prohibits actions from being taken by shareholders against directors or officers in the event of a breach of such duties, unless the breach involves fraud or dishonesty.
In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable company’s board in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, we may enter into transactions with Liberty Global and/or any of its subsidiaries or other affiliates. In the event of any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) involving Liberty Global and/or any of its subsidiaries or other affiliates, the audit committee or another independent body of Liberty Latin America would be required to review and approve the transaction. If the potential conflict or transaction involved an executive officer of Liberty Latin America, the audit committee of our company would be the independent committee charged by our corporate governance guidelines with this duty, and if the potential conflict or transaction involved a director of Liberty Latin America, a committee of the disinterested independent directors of Liberty Latin America would be the independent committee charged by our corporate governance guidelines with this duty. There can be no assurance that the terms of any such transactions will be as favorable to the company or any of its subsidiaries or affiliates as would be the case where there is no overlapping director or officer or where there are no financial interests in Liberty Global.
Our intercompany agreements were negotiated while we were a subsidiary of Liberty Global.
We entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty Global for certain of our businesses. In addition, we entered into the Services Agreement with Liberty Global pursuant to which it provides us with specified services, including certain management services, other services typically performed by Liberty Global’s legal, tax, accounting, procurement and finance departments and other services, for which we will pay Liberty Global a services fee. The terms of all of these agreements were established while we were a wholly-owned subsidiary of Liberty Global, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Global were at arms’ length, the persons negotiating on behalf of Liberty Latin America also serve as officers of Liberty Global. We believe that the terms of these intercompany agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.
Risks Relating to Our Common Shares and the Securities Market
Our share price may fluctuate significantly.
The market price of our common shares may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and share price performance of comparable companies; and
•domestic and foreign economic conditions.
Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our common shares could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common shares and materially affect the value of your investment.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to include in its annual report on Form 10-K an assessment of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required to perform a formal assessment of our internal controls over financial reporting, including testing the design and operating effectiveness of our internal controls; our management will be required to issue a statement as to whether or not our internal control over financial reporting is effective; and our independent auditors will be required to issue an audit opinion on our internal control over financial reporting.
Our compliance with Section 404 of the Sarbanes-Oxley Act will be required for the first time in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018. The criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, on which management’s assessment of our internal control over financial reporting will be based, is complex and may require substantial resources and effort to apply. During the course of our assessment, management may identify material weaknesses or deficiencies which may not be remedied in time to make a favorable assessment of our internal control over financial reporting. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our share price may suffer.
Different classes of our common shares have different voting rights, but all common shares vote together as one class; if you hold Class C common shares you will have no significant voting rights.
Holders of our Class A common shares are entitled to one vote per share; holders of our Class B common shares are entitled to 10 votes per share; and holders of our Class C common shares are not entitled to any votes in respect of their common shares, unless such common shares are required to carry the right to vote under applicable law, in which case holders of our Class C common shares will be entitled to 1/100 of a vote per share. Our bye-laws prescribe that all classes of common shares vote together as one class, meaning that those holding Class C common shares will have little to no ability to influence the outcome of a shareholder vote as they will be consistently outvoted by holders of our Class A and Class B common shares.
The division of our common shares into different classes with different relative voting rights does not affect the fiduciary duties owed by our directors. As a Bermuda company, our directors’ fiduciary duties are owed primarily to Liberty Latin America rather to holders of our common shares, or any class of our common shares.
It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders.
Certain provisions of our bye-laws and Bermuda law may discourage, delay or prevent a change in control of the company that a shareholder may consider favorable. These provisions include the following:

•
authorizing a capital structure with multiple classes of shares: a Class B that entitles the holders to ten votes per share, a Class A that entitles the holders to one vote per share and a Class C that entitles the holder to no voting rights, except as otherwise required by applicable law (in which case, the holder is entitled to 1/100 of a vote per share);

•	authorizing the issuance of “blank check” preferred shares, which could be issued by our board to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board with staggered three-year terms, which may lengthen the time required to gain control of our board;

•	prohibiting shareholder action by written consent, thereby requiring all shareholder actions to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•
requiring supermajority shareholder approval with respect to certain extraordinary matters, such as certain mergers, amalgamations, or consolidations of the company, or in the case of amendments to our bye-laws; and

•
the existence of authorized and unissued shares which would allow our board to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the share ownership of persons seeking to obtain control of us.

Although our Class B common shares are quoted on the OTC Markets, there is no meaningful trading market for these shares.
Our Class B common shares are not widely held, with over 75% of the outstanding shares beneficially owned by John C. Malone, a director of our company. Although our Class B common shares are quoted on the OTC Markets, they are sparsely traded and do not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares, and may only do so through information received or generated by a limited number of broker-dealers that make markets in particular shares. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system, including as a result of a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and similar market conditions. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.
We may be significantly influenced by one principal shareholder.
As of January 31, 2018, John C. Malone beneficially owned a number of our common shares representing approximately 25% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements.
Bermuda law may, in certain circumstances, afford less protection to our shareholders than the laws in effect in other jurisdictions.
We are incorporated and organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act. Bermuda law permits a company to specify thresholds for shareholder approval different from those applicable by default, either generally or for specific corporate actions. Our bye-laws prescribe a shareholder approval threshold that is higher than the default of a simple majority of votes cast at a quorate general meeting of shareholders for certain corporate actions. With respect to a Bermuda company’s directors, there is no requirement for shareholder approval for transactions between directors and companies or their subsidiaries of which they are directors (except in the case of loans, guarantees or the provision of security by a company to its directors or certain connected persons in their personal capacity). In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in other jurisdictions, where directors’ duties are sometimes codified under applicable law. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a public company incorporated in another jurisdiction.
We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are a Bermuda exempted company organized under the laws of Bermuda. As a result, the rights of holders of our common shares are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions, including the U.S. and the U.K. Certain of our directors are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, or entertain actions in Bermuda against us or our directors or officers under the securities laws of those jurisdictions.
Our bye-laws generally restrict shareholders from bringing legal action against our officers and directors.
Our bye-laws contain a general waiver by shareholders for any claim or right of action a shareholder might have (whether individually or by or in the right of the company) against any director or officer of the company, arising from any action or inaction by such director or officer in the performance of their duties for us or any of our subsidiaries (but excluding any matter involving fraud or dishonesty). Consequently, this waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.
There are regulatory limitations on the ownership and transfer of our common shares.
Our common shares may be offered or sold in Bermuda only in compliance with the provisions of the Bermuda Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as any class of our common shares are listed on an appointed stock exchange, which includes Nasdaq. This general permission would cease to apply if none of our common shares were to be listed on Nasdaq or another appointed stock exchange.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
At December 31, 2017, we leased our corporate office in Denver, Colorado, U.S. Additionally, we own our sub-sea network in the Caribbean region (see Item 1. Business—Narrative Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 17 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
The capitalized terms used in Part II of this Annual Report on Form 10-K are defined in the consolidated financial statements and the notes thereto. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries.
Market Information
Our outstanding share capital comprises Class A, Class B and Class C common shares. Our Class A and Class C common shares trade on the NASDAQ Global Select Market under the symbols “LILA” and “LILAK,” respectively, and began trading effective January 2, 2018 following the consummation of the Split-Off. Our Class B common shares are quoted on the OTC Markets under the symbol “LILAB,” although they are not actively traded.
Holders
As of January 31, 2018 we had the following number of holders of our common stock: 11,070 Class A; 29 Class B; and 25,202 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
Dividends
We have not paid any cash dividends on any of our shares, and we have no present intention of doing so. Any future payment of cash dividends will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. Except as noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 9 to our consolidated financial statements, there are currently no contractual restrictions on our ability to pay dividends in cash or shares. The credit facilities to which certain of our subsidiaries are parties restrict our ability to access their cash for, among other things, our payment of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual General Meeting of Shareholders.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Item 6.	SELECTED FINANCIAL DATA
The following tables present selected historical financial information of Liberty Latin America. The selected financial data (i) as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, (ii) as of December 31, 2015 and for the year ended December 31, 2014 has been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K and (iii) as of December 31, 2014 and 2013 and for the year ended December 31, 2013 has been derived from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information is only a summary and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements.

	December 31,
	2017	2016	2015	2014	2013
	in millions
Summary Balance Sheet Data (a):
Goodwill	$5,673.6	$6,353.5	$775.6	$787.3	$855.5
Property and equipment, net	$4,169.2	$3,860.9	$843.5	$824.6	$869.1
Total assets	$13,616.9	$14,143.9	$3,238.1	$2,738.4	$3,409.4
Debt and capital lease obligations, including current portion	$6,371.5	$6,047.9	$2,305.4	$2,040.9	$1,319.9
Total equity	$4,690.6	$5,660.4	$270.8	$69.1	$1,499.3

	Year ended December 31,
	2017	2016	2015	2014	2013
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$3,590.0	$2,723.8	$1,217.3	$1,204.6	$1,288.8
Operating income (loss)	$(148.4)	$319.1	$248.1	$228.4	$22.9
Net earnings (loss) (b)	$(798.7)	$(404.0)	$45.8	$9.7	$(53.0)
Net earnings (loss) attributable to Liberty Latin America shareholders	$(778.1)	$(432.3)	$38.0	$12.0	$(39.1)
Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders (c)	$(4.53)	$(3.44)	$0.87	$0.27	$(0.89)

(a)	We acquired C&W on May 16, 2016 and Choice on June 3, 2015.

(b)	Includes net earnings (loss) attributable to noncontrolling interests of ($20.6 million), $28.3 million, $7.8 million, ($2.3 million) and ($13.9 million), respectively.

(c)
Amounts are calculated based on weighted average number of shares outstanding of 171,850,041, 125,627,811, 43,920,678, 43,925,871 and 43,925,871, respectively. The 2017 amount represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off. The 2016 amount represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution as if such distribution was completed on the May 16, 2016 date of the C&W Acquisition. The 2015 amount represents the actual weighted average number of LiLAC Shares outstanding for the period from July 1, 2015 through December 31, 2015, as adjusted to reflect the LiLAC Transaction as if such transaction was completed on January 1, 2015. The share amounts for 2014 and 2013, represent the number of LiLAC Shares issued on July 1, 2015 upon completion of the LiLAC Transaction as if such shares were issued since January 1, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) is presented, as of December 31, 2017.
Overview
General
We are an international provider of video, broadband internet, fixed-line telephony and mobile services. We provide residential and B2B communications services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B communication services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Impacts of Hurricanes
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in the Impacted Markets, which include Puerto Rico and certain markets within our C&W reportable segment. During the three months ended June 30, 2017, the last full quarter that was not impacted by the hurricanes, Liberty Puerto Rico accounted for 11.8% and 14.6% of our consolidated revenue and Adjusted OIBDA, respectively, while the operations in C&W’s Impacted Markets collectively accounted for 3.0% and 2.1% of our consolidated revenue and Adjusted OIBDA, respectively. Below we have included the net impact of the hurricanes on the revenue and Adjusted OIBDA of the Impacted Markets during the three and twelve months ended December 31, 2017. Our assessment of the losses attributable to the hurricanes is ongoing, and as discussed below, we expect to incur additional costs and losses as we restore the damaged networks and reconnect customers. We continue to be uncertain as to the extent and ultimate completion of our restoration and reconnection efforts in the Impacted Markets.
We maintain an integrated group property and business interruption insurance program covering all Impacted Markets up to a limit of $75 million per occurrence, which is generally subject to $15 million per occurrence of self-insurance. Although we are continuing to assess the alternatives under our insurance policy, we currently believe that the hurricanes will result in at least two occurrences. This policy is subject to the normal terms and conditions applicable to this type of insurance. We expect that the insurance recovery will only cover a portion of the incurred losses of each of our impacted businesses. See note 6 to our consolidated financial statements for additional information regarding estimated insurance recoveries recorded during the fourth quarter of 2017.
Further details regarding the impacts of Hurricanes Irma and Maria are discussed below. For information regarding impairment charges that have been recorded as a result of Hurricanes Irma and Maria, see notes 6 and 8 to our consolidated financial statements. For information regarding the impacts of Hurricanes Irma and Maria on the outstanding debt of Liberty Puerto Rico, see note 9 to our consolidated financial statements.
Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricanes Maria and, to a lesser extent Hurricane Irma, was extensive and widespread. Individuals and businesses across Puerto Rico continue to deal with significant challenges caused by the severe damage to essential infrastructure, including damage to Puerto Rico’s power supply and transmission system. Similarly, Liberty Puerto Rico’s broadband communications network suffered extensive damage. As of December 31, 2017, we have been able to restore service to approximately 340,000 RGUs (as defined below) of our total estimated 738,500 RGUs at Liberty Puerto

Rico. Additionally, we estimate that approximately $130 million of property and equipment additions is required to restore nearly all of Liberty Puerto Rico’s broadband communications network, approximately $50 million of which was incurred during the fourth quarter.
During the three and twelve months ended December 31, 2017, the effects of the hurricanes negatively impacted Liberty Puerto Rico’s revenue by an estimated $90 million and $109 million, respectively, and Adjusted OIBDA by an estimated $65 million and $80 million, respectively. Although these negative impacts will decline as the network is restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on Liberty Puerto Rico’s revenue and Adjusted OIBDA will continue through 2018 and beyond. The severity of the hurricanes impact on Liberty Puerto Rico’s future revenue and Adjusted OIBDA will be influenced in part by the following uncertainties:

•	the length of time that it will take to restore Puerto Rico’s power and transmission system and to fully restore our network;

•	the number of people that will choose to leave Puerto Rico for an extended period or permanently; and

•	the ability of the Puerto Rico and U.S. governments to effectively oversee the recovery process in Puerto Rico.
In terms of liquidity for Liberty Puerto Rico, the cash provided by its operations was a significant source of pre-hurricane liquidity. As a result of the hurricane impacts, we do not expect Liberty Puerto Rico will generate positive cash from operations, inclusive of capital expenditures, until at least the latter half of 2018. In this regard, Liberty Puerto Rico’s immediate liquidity needs are being funded by available cash on hand, which includes $40 million that was drawn under the LPR Bank Facility during the fourth quarter of 2017. No further amounts are available to be borrowed under the LPR Bank Facility. Other than cash on hand and any cash flow from operations, future liquidity sources are expected to include insurance proceeds and an equity commitment through December 31, 2018 of up to $60 million from Liberty Puerto Rico’s shareholders to fund any potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for $36 million of this equity commitment. For additional information regarding the $60 million equity commitment, see Liquidity and Capital Resources below. While there are still uncertainties with respect to Liberty Puerto Rico’s recovery from the hurricanes, and no assurance can be given as to the ultimate amount or timing of liquidity to be received from cash from operations or insurance proceeds, we expect these existing and potential sources of liquidity will be sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next twelve months.
C&W. C&W offers services over fixed and mobile networks, and portions of these networks in its Impacted Markets were significantly damaged as a result of the hurricanes, most notably in the British Virgin Islands, Dominica and Anguilla. Services to most of our fixed-line customers in these markets have not yet been restored. While mobile services have been largely restored in C&W’s Impacted Markets, we are still in the process of completing the restoration of our mobile network infrastructure. In addition to network damage, these markets are also dealing with extensive damage to homes, businesses and essential infrastructure.
During the three and twelve months ended December 31, 2017, the effects of the hurricanes negatively impacted C&W’s revenue by an estimated $7 million and $10 million, respectively and Adjusted OIBDA by an estimated $8 million and $17 million, respectively. We currently estimate that approximately $50 million of property and equipment additions is required to restore nearly all of the damaged networks in C&W’s Impacted Markets, approximately $13 million of which was incurred during the fourth quarter. Although these negative impacts will decline as the networks are restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on C&W’s revenue and Adjusted OIBDA will continue through 2018 and beyond.
Operations
As described above, Hurricanes Irma and Maria caused significant damage to our operations in Puerto Rico, resulting in disruptions to our telecommunications services. As we are still in the process of assessing the operational impacts of the hurricanes in Puerto Rico, we are unable to accurately estimate our homes passed and subscriber numbers as of December 31, 2017. Accordingly, and as described in Item 1. Narrative Description of Business—Operating Data above, the December 31, 2017 subscriber numbers for the Impacted Markets reflect the subscribers amounts as of August 31, 2017 as adjusted for net voluntary disconnects through December 31, 2017 and the homes passed reflect the August 31, 2017 levels adjusted for approximately 30,000 homes that were destroyed in geographic areas we may not rebuild.
At December 31, 2017, we (i) owned and operated networks that passed 6,403,200 homes and served 5,197,700 revenue generating units (RGUs), comprising 2,109,800 broadband internet subscribers, 1,689,300 video subscribers and 1,398,600 fixed-line telephony subscribers and (ii) served 3,631,400 mobile subscribers.

Strategy and Management Focus
From a strategic perspective, we are seeking to build broadband communications and mobile businesses that have strong prospects for future growth. As discussed further under Liquidity and Capital Resources—Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
We strive to achieve organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to increase our customer base, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital video, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and upselling.
We are engaged in network extension and upgrade programs at C&W, VTR and Liberty Puerto Rico, although the Liberty Puerto Rico program has been interrupted by the impacts of the hurricanes. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During 2017, approximately 465,000 homes and commercial premises were connected to our networks or upgraded. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion. See Item 1. Business—Products and Services—Residential Services—Internet Services.
For information regarding our expectation with regard to property and equipment additions as a percent of revenue during 2018, see Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Competition and Other External Factors
We are experiencing significant competition from other telecommunications operators, DTH operators and other providers in all of our markets, particularly in many of C&W’s markets. In the Bahamas, where C&W previously was the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. In addition, fixed-line competition has increased in a number of C&W’s markets in the Caribbean, including Trinidad and Tobago, Jamaica and Barbados. In certain of its markets, C&W is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable, (ARPU) in a number of C&W’s markets. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our reportable segments, see Discussion and Analysis of our Reportable Segments below.
In addition, high levels of sovereign debt in the U.S. and several countries in which we or our affiliates operate, combined with weak growth and high unemployment, could potentially lead to fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. The occurrence of any of these events could have an adverse impact on, among other matters, our liquidity and cash flows.
We are facing challenging economic environments in many of our markets, most notably in Trinidad and Tobago, Barbados and Puerto Rico. In Puerto Rico, this environment is due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016 and 2017. Although the Puerto Rico government had implemented tax increases and other measures to improve its solvency and the U.S. had implemented legislation designed to help manage Puerto Rico’s debt crisis, the Puerto Rico government filed for a form of bankruptcy protection in May 2017, and Puerto Rico’s public utility followed suit in July 2017. In addition, myriad austerity measures, including with respect to public spending on pensions, public healthcare and education, have been either recommended, mandated by the fiscal oversight board charged with overseeing Puerto Rico’s recovery and/or adopted by the Puerto Rico government. Notwithstanding the potential short-term uplift in Puerto Rico’s economy resulting from the recovery efforts, if the fiscal and economic conditions in Puerto Rico were to continue to worsen, including with respect to the longer term impact of the hurricanes discussed above, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Results of Operations
In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. Effective December 31, 2017, we revised the method in which we estimate the Acquisition Impact to reflect the actual operating results of the acquired entity during the first 12 months following its acquisition. Accordingly, in the following discussion, (i) organic increases exclude the operating results of an acquired entity during the first 12 months following the date of acquisition and (ii) the calculation of our organic change percentages exclude the Acquisition Impact of such entity.
Changes in foreign currency exchange rates may have a significant impact on our operating results as VTR and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during 2017 was to the Chilean peso as 26.5% of our revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below and assume that the exchange rates remained constant at the prior year rate during the comparative periods. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.
The amounts presented and discussed below represent 100% of each reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.
Prior to the Split-Off, Liberty Global allocated a portion of their corporate function costs to us, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Such costs were not intended to reflect the costs of operating as a standalone public company. Accordingly, we expect our corporate-related SG&A costs to increase significantly during 2018 as a result of operating as a standalone company and incurring certain public company-related costs. These costs are expected to include executive employee and board of directors expenses; insurance; costs related to the compliance with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002); and costs for financial reporting, tax administration, human resources functions and centralization of certain other corporate functions. These expected increases in costs are inclusive of costs that Liberty Global will charge us in connection with certain of the Split-Off Agreements, as further described in note 12 to our consolidated financial statements.
Discussion and Analysis of our Reportable Segments
General
All of the reportable segments derive their revenue primarily from (i) residential broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) B2B communications services and (iii) with the exception of Liberty Puerto Rico, residential mobile services. For detailed information regarding the composition of our reportable segments, see note 18 to our consolidated financial statements.
The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 18 to our consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment. As discussed under Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of our reportable segments for the years ended 2017, 2016 and 2015 at the end of this section under Adjusted OIBDA of our Reportable Segments. We do not include share-based compensation in the discussion and analysis of our other operating and SG&A expenses as share-based compensation expense is not included in our performance measures. Share-based compensation expense is discussed under Discussion and Analysis of our Consolidated Operating Results below.

A significant portion of our revenue is derived from jurisdictions that administer VAT or similar revenue-based taxes. Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers. In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating costs and expenses and corresponding declines in our Adjusted OIBDA and Adjusted OIBDA margins to the extent of any such tax increases.
We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our Adjusted OIBDA would be dependent on the call or text messaging patterns that are subject to the changed termination rates.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins.
Revenue of our Reportable Segments

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of cable and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. At Liberty Puerto Rico and C&W, variances in revenue during 2017, as compared with 2016, were also impacted by Hurricanes Maria and Irma. We have separately identified the impacts of the hurricanes in our below discussion of revenue in order to provide more meaningful comparisons resulting from changes in RGUs and ARPU. For additional information regarding the impact of the hurricanes on our subscriber counts, see Item 1. Business—Narrative Description of Business—Operating Data.

Effective April 1, 2017, we retroactively changed the presentation of our revenue by major category. For additional information, see note 18 to our consolidated financial statements.

Revenue—2017 compared to 2016

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$2,322.1	$1,444.8	$877.3	60.7
VTR	952.9	859.5	93.4	10.9
Liberty Puerto Rico	320.5	420.8	(100.3)	(23.8)
Intersegment eliminations	(5.5)	(1.3)	(4.2)	N.M.
Total	$3,590.0	$2,723.8	$866.2	31.8

N.M. — Not Meaningful.

C&W. The details of the changes in C&W’s revenue during 2017, as compared to 2016, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$2.4	$—	$2.4
ARPU (b)	1.1	—	1.1
Decrease in residential cable non-subscription revenue (c)	—	(8.6)	(8.6)
Decrease in residential cable revenue as a result of the hurricanes (d)	(5.3)	(0.6)	(5.9)
Total decrease in residential cable revenue	(1.8)	(9.2)	(11.0)
Increase (decrease) in residential mobile revenue (e)	(15.3)	5.0	(10.3)
Increase in residential mobile revenue as a result of the hurricanes (d)	1.0	—	1.0
Increase in B2B revenue (f)	—	18.5	18.5
Decrease in B2B revenue as a result of the hurricanes (d)	—	(4.8)	(4.8)
Total organic increase (decrease)	(16.1)	9.5	(6.6)
Impact of acquisitions	434.3	462.3	896.6
Impact of FX	(7.3)	(5.4)	(12.7)
Total	$410.9	$466.4	$877.3

(a)	The increase is attributable to the net effect of (i) higher broadband internet and fixed-line telephony RGUs and (ii) a decrease in video RGUs.

(b)	The increase is attributable to the net effect of (i) higher ARPU from broadband internet and video services, (ii) lower ARPU from fixed-line telephony services and (iii) an adverse change in RGU mix.

(c)	The decrease is primarily attributable to lower interconnect revenue, mainly due to lower fixed-line telephony termination volumes.

(d)
Amounts primarily consist of customer credits recorded through December 31, 2017 associated with service interruptions, partially offset by increases in mobile data usage and roaming revenue as a result of unavailability of broadband internet services. For additional information regarding the impacts of the hurricanes, see Overview above.

(e)
The decrease in mobile subscription revenue is primarily attributable to the net effect of (i) lower revenue in the Bahamas associated with a decrease in the average number of subscribers and lower ARPU, primarily driven by the commercial launch of mobile services by a competitor during the fourth quarter of 2016, and (ii) higher revenue in Jamaica due to higher ARPU and an increase in the average number of subscribers. The increase in mobile non-subscription revenue is mostly due to an increase in revenue from handset sales, as a result of lower handset discounts.

(f)
The increase is primarily attributable to the net effect of (i) higher revenue from wholesale services and interconnect fees and (ii) lower revenue from managed services, mainly driven by a decrease in project-related revenue. In addition, the increase includes $6 million of organic impacts associated with wholesale revenue recognized on a cash basis in 2017 related to services provided to a significant customer in prior periods.

VTR. The details of the changes in VTR’s revenue during 2017, as compared to 2016, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$13.8	$—	$13.8
ARPU (b)	24.3	—	24.3
Decrease in residential cable non-subscription revenue (c)	—	(9.0)	(9.0)
Total increase (decrease) in residential cable revenue	38.1	(9.0)	29.1
Increase in residential mobile revenue (d)	12.6	1.0	13.6
Increase in B2B revenue (e)	11.8	0.3	12.1
Total organic increase (decrease)	62.5	(7.7)	54.8
Impact of FX	37.0	1.6	38.6
Total	$99.5	$(6.1)	$93.4

(a)	The increase is attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) a decline in fixed-line telephony RGUs.

(b)
The increase is primarily due to the net effect of (i) higher ARPU from video services, (ii) an improvement in RGU mix, (iii) an increase of $4 million resulting from the impact of unfavorable adjustments recorded during 2016 to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014 and (iv) lower ARPU from fixed-line telephony services.

(c)
The decrease is primarily due to the net effect of (i) lower advertising revenue, (ii) lower interconnect revenue attributable to decreases in fixed-line telephony termination volumes and rates, and (iii) higher installation revenue.

(d)	The increase in mobile subscription revenue is primarily due to a higher average number of mobile subscribers.

(e)
The increase in subscription revenue is primarily attributable to higher average numbers of broadband internet, fixed-line telephony and video SOHO RGUs. A portion of this increase is attributable to the conversion of certain residential subscribers to SOHO subscribers.

Liberty Puerto Rico. The details of the decreases in Liberty Puerto Rico’s revenue during 2017, as compared to 2016, are set forth in the table below. In order to provide a meaningful analysis of Liberty Puerto Rico’s business prior to the hurricanes, changes in (i) residential cable subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential cable non-subscription revenue, (iii) B2B revenue and (iv) other revenue, each reflect changes during the nine months ended September 30, 2017, as compared to the corresponding period in 2016, exclusive of the changes resulting from the hurricanes. We present the changes in revenue as a result of the hurricanes separately in the table below. For additional details of the decreases in revenue due to the hurricanes, see footnote (c) to the table below.

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$6.1	$—	$6.1
ARPU (b)	0.4	—	0.4
Increase in residential cable non-subscription revenue	—	1.1	1.1
Decrease in residential cable revenue as a result of the hurricanes (c)	(95.4)	(7.0)	(102.4)
Total decrease in residential cable revenue	(88.9)	(5.9)	(94.8)
Increase (decrease) in B2B revenue	(1.3)	1.8	0.5
Decrease in other revenue	—	(1.0)	(1.0)
Decrease in B2B and other revenue as a result of the hurricanes (c)	(1.1)	(3.9)	(5.0)
Total	$(91.3)	$(9.0)	$(100.3)

(a)	The increase is primarily attributable to an increase in broadband internet RGUs that was only partially offset by a decline in video RGUs.

(b)
The increase is attributable to the net effect of (i) a net increase due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services and (ii) an adverse change in RGU mix.

(c)
Amounts represent the decreases in revenue during the twelve months ended December 31, 2017 as compared to the corresponding period in 2016, resulting from Hurricanes Maria and Irma. These decreases are primarily due to customer credits recorded through December 31, 2017 associated with service interruptions. Additionally, customer disconnects, reductions in late charges and lower advertising revenue also contributed to the hurricane-related decline during 2017. For additional information regarding the impacts of the hurricanes, see Overview above.

Revenue—2016 compared to 2015

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages

C&W	$1,444.8	$—	$1,444.8	N.M
VTR	859.5	838.1	21.4	2.6
Liberty Puerto Rico	420.8	379.2	41.6	11.0
Intersegment eliminations	(1.3)	—	(1.3)	N.M
Total	$2,723.8	$1,217.3	$1,506.5	123.8
N.M. — Not Meaningful.

C&W. The increase in C&W’s revenue during 2016, as compared to 2015, is entirely attributable to the May 16, 2016 C&W Acquisition.

VTR. The details of the changes in VTR’s revenue during 2016, as compared to 2015, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$18.2	$—	$18.2
ARPU (b)	24.4	—	24.4
Decrease in residential cable non-subscription revenue (c)	—	(4.1)	(4.1)
Total increase (decrease) in residential cable revenue	42.6	(4.1)	38.5
Increase in residential mobile revenue (d)	6.8	2.2	9.0
Increase in B2B revenue	2.8	0.3	3.1
Total organic increase (decrease)	52.2	(1.6)	50.6
Impact of FX	(27.6)	(1.6)	(29.2)
Total	$24.6	$(3.2)	$21.4

(a)	The increase is attributable to growth in broadband internet and video RGUs that were only partially offset by lower fixed-line telephony RGUs.

(b)
The increase is attributable to (i) a net increase due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix. In addition, this increase includes adjustments to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014, including (i) a decrease of $4 million due to the impact of unfavorable adjustments recorded during the first and second quarters of 2016 and (ii) an increase of $2 million due to the impact of an unfavorable adjustment recorded during the first quarter of 2015.

(c)
The decrease is primarily due to the net effect of (i) lower advertising revenue and (ii) an increase of $3 million in interconnect revenue due to the impacts of unfavorable adjustments recorded during the first and third quarters of 2015 to reflect the retroactive application of a tariff reduction to June 2012.

(d)
The increase in mobile subscription revenue is due to (i) a higher average number of mobile subscribers, as an increase in postpaid subscribers more than offset the decrease in prepaid subscribers, and (ii) an increase in ARPU, primarily due to a higher proportion of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

Liberty Puerto Rico. The details of the increases in Liberty Puerto Rico’s revenue during 2016, as compared to 2015, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$1.7	$—	$1.7
ARPU (b)	(2.1)	—	(2.1)
Decrease in residential cable non-subscription revenue	—	(0.5)	(0.5)
Total decrease in residential cable revenue	(0.4)	(0.5)	(0.9)
Increase in B2B revenue	2.6	3.5	6.1
Decrease in other revenue	—	(1.6)	(1.6)
Total organic increase	2.2	1.4	3.6
Impact of the Choice Acquisition	34.4	3.6	38.0
Total	$36.6	$5.0	$41.6

(a)	The increase is attributable to higher fixed-line telephony and broadband internet RGUs that were only partially offset by lower video RGUs.

(b)
The decrease is attributable to the net effect of (i) an adverse change in RGU mix and (ii) a net increase due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services.

Programming and Other Direct Costs of Services of our Reportable Segments
General. Programming and other direct costs of services include programming and copyright costs, mobile access and interconnect costs, costs of mobile handsets and other devices and other direct costs related to our operations. Notwithstanding the impact of hurricanes, programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases and (iii) growth in the number of our enhanced video subscribers.
Programming and other direct costs of services—2017 compared to 2016

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$541.4	$327.6	$213.8	65.3
VTR	257.9	237.6	20.3	8.5
Liberty Puerto Rico	82.2	113.3	(31.1)	(27.4)
Corporate and intersegment eliminations	(5.3)	(1.3)	(4.0)	N.M.
Total	$876.2	$677.2	$199.0	29.4

N.M. — Not Meaningful.
C&W. The increase in C&W’s programming and other direct costs of services includes (i) increases of $201 million and $13 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $5 million due to FX. Excluding the effects of acquisitions and FX, C&W’s programming and other direct costs of services increased $5 million or 1.6%. This increase includes the following factors:

•
An increase in programming and copyright costs of $13 million or 15.0%, primarily resulting from (i) increased costs associated with basic and premium content, due to the carriage of live Premier League games and (ii) a $5 million increase resulting from the reassessment of certain content accruals during the fourth quarter of 2017. In August 2016, C&W began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games represents a significant portion of C&W’s programming costs;

•	A decrease of $10 million in project related costs;

•	A decrease in mobile handset costs of $3 million or 5.8%, primarily due to lower mobile handset sales in Jamaica and Panama;

•
An increase in mobile access and interconnect costs of $3 million or 2.4%, primarily due to the net effect of (i) higher international call volumes, (ii) a decline resulting from lower fixed and mobile interconnect rates and (iii) growth in C&W’s B2B business; and

•	A net increase resulting from other individually insignificant changes in other direct cost categories.
VTR. The increase in VTR’s programming and other direct costs of services includes an increase of $10 million due to FX. Excluding the effect of FX, VTR’s programming and other direct costs of services increased $10 million or 4.2%. This increase includes the following factors:

•	An increase in programming and copyright costs of $5 million or 3.1%, primarily associated with (i) an increase in certain premium and basic content costs and (ii) higher costs associated with VoD;

•
An increase in mobile access and interconnect costs of $3 million or 4.9%, primarily due to the net effect of (i) higher MVNO charges and (ii) a net decline in interconnect costs from lower interconnect rates and higher call volumes; and

•	An increase in mobile handset costs of $2 million or 14.7%, primarily resulting from higher mobile handset sales.
Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s programming and other direct costs of services is primarily attributable to (i) a decrease of $22 million due to credits from vendors and lower utility costs during the third and fourth quarters of 2017 stemming from Hurricanes Irma and Maria and (ii) a decrease in premium content costs.
Programming and other direct costs of services—2016 compared to 2015

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages

C&W	$327.6	$—	$327.6	N.M
VTR	237.6	227.9	9.7	4.3
Liberty Puerto Rico	113.3	110.3	3.0	2.7
Corporate and intersegment eliminations	(1.3)	(0.5)	(0.8)	N.M.
Total	$677.2	$337.7	$339.5	100.5
N.M. — Not Meaningful.
C&W. The increase in C&W’s programming and other direct costs of services is entirely attributable to the May 16, 2016 C&W Acquisition.
VTR. The increase in VTR’s programming and other direct costs of services includes a decrease of $8 million due to FX. Excluding the effect of FX, VTR’s programming and other direct costs of services increased $18 million or 7.8%. This increase includes the following factors:

•	An increase in programming and copyright costs of $15 million or 10.0%, primarily due to growth in the number of enhanced video subscribers; and

•	A net increase resulting from individually insignificant changes in other direct costs of services expense categories.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s programming and other direct costs of services includes an increase of $8 million attributable to the impact of the Choice Acquisition. Excluding the effect of the Choice Acquisition, Liberty Puerto Rico’s programming and other direct costs of services decreased $5 million or 4.8%. This decrease includes the following factors:

•	A decrease in programming and copyright costs of $2 million or 2.3%, primarily due to decreased costs for certain premium content; and

•	A decrease in interconnect costs of $1 million or 12.4%, primarily due to lower carrier costs.
Other Operating Expenses of our Reportable Segments
General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.
Other operating expenses—2017 compared to 2016

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$458.5	$269.9	$188.6	69.9
VTR	156.3	139.1	17.2	12.4
Liberty Puerto Rico	57.2	58.3	(1.1)	(1.9)
Corporate and intersegment eliminations	—	(0.1)	0.1	N.M.
Total other operating expenses excluding share-based compensation expense	672.0	467.2	204.8	43.8
Share-based compensation expense	0.5	1.4	(0.9)	(64.3)
Total	$672.5	$468.6	$203.9	43.5
N.M. — Not Meaningful.
C&W. The increase in C&W’s other operating expenses includes (i) increases of $170 million and $7 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $3 million due to FX. Excluding the effects of acquisitions and FX, C&W’s other operating expenses (exclusive of share-based compensation expenses) increased $15 million or 5.4%. This increase includes the following factors:

•	An increase in bad debt and collection expenses of $6 million or 18.6%, including an increase of approximately $4 million attributable to Hurricanes Irma and Maria;

•	An increase in network-related expenses of $4 million or 4.4%, primarily due to higher maintenance costs of approximately $4 million attributable to Hurricanes Irma and Maria; and

•	An increase in personnel costs of $2 million or 4.0%, primarily due to the net effect of (i) annual wage increases and (ii) lower incentive compensation costs.
VTR. The increase in VTR’s other operating expenses includes an increase of $6 million due to FX. Excluding the effect of FX, VTR’s other operating expenses (exclusive of share-based compensation expenses) increased $11 million or 7.7%. This increase includes the following factors:

•	An increase in network-related expenses of $6 million or 11.1%, primarily due to higher maintenance costs in connection with preventative maintenance programs that were implemented in 2017;

•	An increase in bad debt and collection expenses of $3 million or 17.9%;

•
An increase in outsourced labor and professional fees of $3 million or 21.0%, primarily due to the outsourcing of call center services in July 2016, including the impact of higher call volumes in 2017; and

•	A decrease in personnel costs of $2 million or 5.8%, primarily due to lower staffing levels and related costs in connection with the outsourcing of call center services in July 2016.

Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s other operating expenses is primarily due to lower indirect costs of approximately $2 million attributable to Hurricanes Irma and Maria.
Other operating expenses—2016 compared to 2015

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages

C&W	$269.9	$—	$269.9	N.M.
VTR	139.1	142.2	(3.1)	(2.2)
Liberty Puerto Rico	58.3	55.3	3.0	5.4
Corporate and intersegment eliminations	(0.1)	0.5	(0.6)	N.M.
Total other operating expenses excluding share-based compensation expense	467.2	198.0	269.2	136.0
Share-based compensation expense	1.4	0.3	1.1	N.M.
Total	$468.6	$198.3	$270.3	136.3
N.M. — Not Meaningful.
C&W. The increase in C&W’s other operating expenses is entirely attributable to the May 16, 2016 C&W Acquisition.
VTR. The decrease in VTR’s other operating expenses includes a decrease of $5 million due to FX. Excluding the effect of FX, VTR’s other operating expenses (exclusive of share-based compensation expense) increased $2 million or 1.7%. This increase includes the following factors:

•	An increase in network-related expenses of $3 million or 6.1%, primarily due to higher energy costs; and

•	A decrease in outsourced labor and professional fees of $2 million or 11.7%, primarily due to lower consulting costs.
Liberty Puerto Rico. The increase in Liberty Puerto Rico’s other operating expenses includes an increase of $6 million attributable to the impact of the Choice Acquisition. Excluding the effect of the Choice Acquisition, Liberty Puerto Rico’s other operating expenses (exclusive of share-based compensation expense) decreased $3 million or 5.6%. This decrease includes the following factors:

•	A decrease in network-related costs of $2 million or 15.6%, primarily due to lower outsourced labor for customer-facing activities; and

•	A decrease in personnel costs of $1 million or 9.0%, primarily due to (i) lower staffing levels and (ii) lower incentive compensation costs.
SG&A Expenses of our Reportable Segments
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses. In addition, SG&A expenses for "Corporate and other" set forth in the table below include charges from Liberty Global that were allocated to our company prior to the Split-Off. For additional information, see note 12 to the consolidated financial statements.

SG&A expenses—2017 compared to 2016

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$445.9	$305.4	$140.5	46.0
VTR	155.4	143.5	11.9	8.3
Liberty Puerto Rico	48.5	37.4	11.1	29.7
Corporate and intersegment eliminations	24.9	17.5	7.4	N.M.
Total SG&A expenses excluding share-based compensation expense	674.7	503.8	170.9	33.9
Share-based compensation expense	13.7	14.0	(0.3)	(2.1)
Total	$688.4	$517.8	$170.6	32.9
N.M. — Not Meaningful.
C&W. The increase in C&W’s SG&A expenses includes (i) increases of $166 million and $6 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $3 million due to FX. Excluding the effects of acquisitions and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $28 million or 9.3%. This decrease includes the following factors:

•
A decrease in outsourced labor and professional fees of $21 million or 52.4%, primarily due to declines in (i) costs related to the integration of C&W’s operations with ours and (ii) other consulting costs;

•
A decrease in personnel costs of $10 million or 7.5%, primarily due to a decrease of $11 million associated with higher net credits from pension and other benefit plans, largely due to higher expected returns on plan assets;

•	An increase in facilities related expenses of $3 million or 12.7%, primarily due to higher utilities and rent expenses;

•	An increase in information technology related expenses of $3 million or 24.6%, primarily due to higher software and other information technology-related maintenance costs; and

•	A net decrease resulting from other individually insignificant changes in other SG&A expense categories.
VTR. The increase in VTR’s SG&A expenses includes an increase of $6 million due to FX. Excluding the effect of FX, VTR’s SG&A expenses (exclusive of share-based compensation expense) increased $6 million or 4.0%. This increase includes the following factors:

•	An increase in marketing and advertising expenses of $3 million or 5.0%, primarily due to higher costs associated with advertising campaigns;

•	An increase in information technology-related expenses of $2 million or 23.3%, primarily due to higher software and other information technology-related maintenance costs; and

•	An increase in personnel costs of $2 million or 3.7%, primarily due to (i) higher staffing levels, (ii) annual wage increases and (iii) higher severance costs.
Liberty Puerto Rico. The increase in Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) is primarily attributable to a $13 million increase associated with the effective settlement of certain claims in 2016, including (i) an increase of $5 million resulting from the net impact of the reversal of a previously-recorded provision and related indemnification asset associated with the resolution of certain legal claims that were originally recorded in connection with the acquisition of OneLink and (ii) the receipt of $8 million of indemnification proceeds from the former owners of OneLink.

SG&A expenses—2016 compared to 2015

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages

C&W	$305.4	$—	$305.4	N.M
VTR	143.5	139.9	3.6	2.6
Liberty Puerto Rico	37.4	46.4	(9.0)	(19.4)
Corporate and intersegment eliminations	17.5	8.6	8.9	N.M.
Total SG&A expenses excluding share-based compensation expense	503.8	194.9	308.9	158.5
Share-based compensation expense	14.0	2.1	11.9	N.M
Total	$517.8	$197.0	$320.8	162.8
N.M. — Not Meaningful.
C&W. The increase in C&W’s SG&A expenses is entirely attributable to the May 16, 2016 C&W Acquisition.
VTR. The increase in VTR’s SG&A expenses includes a decrease of $5 million due to FX. Excluding the effect of FX, VTR’s SG&A expenses (exclusive of share-based compensation expense) increased $9 million or 6.0%. This increase includes the following factors:

•	An increase in outsourced labor and professional fees of $6 million or 68.7%, primarily due to higher call center costs;

•	An increase in information technology-related expenses of $4 million or 98.2%, primarily due to increases in information technology-related maintenance costs;

•	A decrease in facilities expenses of $3 million or 13.5%, primarily due to lower facilities maintenance and utility costs;

•	An increase in personnel costs of $2 million or 5.7%, as increases in staffing levels and higher incentive compensation costs were only partially offset by lower severance costs; and

•	A net decrease resulting from other individually insignificant changes in other SG&A expense categories.
Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s SG&A expenses includes an increase of $5 million attributable to the impact of the Choice Acquisition. Excluding the effect of the Choice Acquisition, Liberty Puerto Rico’s SG&A expenses decreased $14 million or 29.1%. This decrease includes a $13 million decline associated with the effective settlement of the PRTC Claim including (i) a $5 million reduction that represents the net impact of the reversal of the provision and related indemnification asset associated with the PRTC Claim that were originally recorded in connection with the acquisition of OneLink and (ii) the receipt of $8 million of indemnification proceeds from the former owners of OneLink.

Adjusted OIBDA of our Reportable Segments
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Effective December 31, 2017, we include certain charges previously allocated to us by Liberty Global in the calculation of Adjusted OIBDA. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes, see note 18 to our consolidated financial statements.
Adjusted OIBDA—2017 compared to 2016

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$876.3	$541.9	$334.4	61.7
VTR	383.3	339.3	44.0	13.0
Liberty Puerto Rico	132.6	211.8	(79.2)	(37.4)
Corporate and intersegment eliminations	(25.1)	(17.4)	(7.7)	N.M.
Total	$1,367.1	$1,075.6	$291.5	27.1
N.M. — Not Meaningful.
Adjusted OIBDA—2016 compared to 2015

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages

C&W	$541.9	$—	$541.9	N.M
VTR	339.3	328.1	11.2	3.4
Liberty Puerto Rico	211.8	167.2	44.6	26.7
Corporate and intersegment eliminations	(17.4)	(8.6)	(8.8)	N.M
Total	$1,075.6	$486.7	$588.9	121.0
N.M. — Not Meaningful.
Adjusted OIBDA Margin—2017, 2016 and 2015
The following table sets forth the Adjusted OIBDA margins of each of our reportable segments:

	Year ended December 31,
	2017	2016	2015
	%

C&W	37.7	37.5	—
VTR	40.2	39.5	39.1
Liberty Puerto Rico	41.4	50.3	44.1
In addition to organic changes in the revenue, programming and other direct costs of services, other operating expenses and SG&A expenses of our reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions. During 2017, the Adjusted OIBDA of Liberty Puerto Rico and, to a lesser extent, C&W, were adversely impacted by Hurricanes Irma and Maria, as more fully described in Overview above. In addition, during 2016, the Adjusted OIBDA margin of Liberty Puerto Rico was positively impacted by the realized synergies with respect to the Choice Acquisition.

Discussion and Analysis of our Consolidated Operating Results
General
For more detailed explanations of the changes in our revenue, programming and other direct costs of services, other operating costs and SG&A expenses, see Discussion and Analysis of our Reportable Segments above.
2017 compared to 2016
Revenue
Our revenue by major category is set forth in the table below. Effective April 1, 2017, we retrospectively changed the presentation of our revenue by major category. For additional information regarding this change and what comprises each major revenue category, see note 18 to our consolidated financial statements.

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$652.2	$603.9	$48.3	8.0
Broadband internet	672.8	588.8	84.0	14.3
Fixed-line telephony	270.5	235.8	34.7	14.7
Total subscription revenue	1,595.5	1,428.5	167.0	11.7
Non-subscription revenue	118.4	110.6	7.8	7.1
Total residential cable revenue	1,713.9	1,539.1	174.8	11.4
Residential mobile revenue:
Subscription revenue	701.2	459.0	242.2	52.8
Non-subscription revenue (a)	99.9	62.7	37.2	59.3
Total residential mobile revenue	801.1	521.7	279.4	53.6
Total residential revenue	2,515.0	2,060.8	454.2	22.0
B2B revenue:
Subscription revenue	41.6	31.6	10.0	31.6
Non-subscription revenue (b)	1,029.2	624.9	404.3	64.7
Total B2B revenue	1,070.8	656.5	414.3	63.1
Other revenue	4.2	6.5	(2.3)	(35.4)
Total	$3,590.0	$2,723.8	$866.2	31.8

(a)	Includes residential mobile interconnect revenue of $53 million and $34 million during 2017 and 2016, respectively.

(b)	Includes wholesale revenue at C&W of $228 million and $113 million during 2017 and 2016, respectively.
Total revenue. The increase during 2017, as compared to 2016, includes an increase of $897 million attributable to the impact of acquisitions and an increase of $26 million attributable to FX. Excluding the effects of acquisitions and FX, revenue decreased $56 million or 2.1%.

In order to provide a meaningful analysis of our business prior to the hurricanes, as further described in Discussion and Analysis of our Reportable Segments—Revenue of our Reportable Segments above, changes in Liberty Puerto Rico’s revenue included in the consolidated results below reflect changes during the nine months ended September 30, 2017, as compared to the corresponding period in 2016, exclusive of the changes resulting from the hurricanes. We present the changes in revenue, as a result of the hurricanes, separately in the table below.

Residential revenue. The details of the increase in residential revenue for 2017, as compared to 2016, are as follows (in millions):

Increase in residential cable subscription revenue due to a change in:
Average number of RGUs	$19.7
ARPU	28.4
Decrease in residential cable subscription revenue as a result of the hurricanes (a)	(100.7)
Decrease in residential cable non-subscription revenue	(16.5)
Decrease in residential cable non-subscription revenue as a result of the hurricanes (a)	(7.6)
Total decrease in residential cable revenue	(76.7)
Decrease in residential mobile subscription revenue	(2.7)
Increase in residential mobile non-subscription revenue	6.0
Increase in residential mobile revenue as a result of the hurricanes (a)	1.0
Total organic decrease in residential revenue	(72.4)
Impact of acquisitions	497.2
Impact of FX	29.4
Total increase in residential revenue	$454.2

(a)
For information regarding the impacts of Hurricanes Irma and Maria on the revenue of the Impacted Markets, see Overview and Discussion and Analysis of our Reportable Segments—Revenue of our Reportable Segments above.

On an organic basis, excluding the $101 million decrease from the hurricanes, residential cable subscription revenue increased $48 million or 3.4% during 2017, as compared to 2016. This increase is attributable to the net effect of (i) an increase from broadband internet services of $39 million or 6.7%, attributable to an increase in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) an increase from video services of $18 million or 2.9%, primarily attributable to higher ARPU from video services, and (iii) a decrease from fixed-line telephony services of $9 million or 3.6%, attributable to a decrease in the average number of fixed-line telephony RGUs and lower ARPU from fixed-line telephony services.
On an organic basis, excluding the $8 million decrease from the hurricanes, residential cable non-subscription revenue decreased $17 million or 14.9% during 2017, as compared to 2016. This decrease is primarily attributable to decreases in (i) fixed-line telephony interconnect revenue at C&W and VTR and (ii) advertising revenue at VTR.
On an organic basis, excluding the $1 million increase from the hurricanes, residential mobile subscription revenue decreased $3 million or 0.6% during 2017, as compared to 2016. This decrease is due to the net effect of (i) a decrease at C&W and (ii) an increase at VTR.
On an organic basis, residential mobile non-subscription revenue increased $6 million or 9.6% during 2017, as compared to 2016, primarily due to an increase at C&W.
B2B revenue. On an organic basis, excluding the $1 million decrease from the hurricanes, B2B subscription revenue increased $11 million or 33.2% during 2017, as compared to 2016, primarily due to an increase in SOHO revenue at VTR.
The increase in B2B non-subscription revenue during 2017, as compared to 2016, includes an increase of $399 million attributable to the impact of acquisitions and a decrease of $4 million attributable to FX. On an organic basis, excluding the $7 million decrease from the hurricanes, B2B non-subscription revenue increased $16 million or 2.6%, primarily due to an increase at C&W.
For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments—Revenue of our Reportable Segments above. For information regarding the competitive environment in our markets, see Overview above.

Programming and other direct costs of services
Our programming and other direct costs of services increased $199 million during 2017, as compared to 2016. This increase includes an increase of $214 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, our programming and other direct costs of services decreased $20 million or 3.0% during 2017, as compared to 2016. This decrease includes lower programming and copyright costs attributable to a $22 million decline at Liberty Puerto Rico due to credits from vendors and lower utility costs during the third and fourth quarters of 2017 stemming from Hurricanes Irma and Maria. The decrease was also impacted by the net effect of (i) higher basic and premium content costs, primarily related to the carriage of live Premier League games at C&W, (ii) declines in project-related costs at C&W and (iii) higher interconnect costs at VTR. For additional information regarding the changes in our programming and other direct costs of services, see Discussion and Analysis of our Reportable Segments—Programming and Other Direct Costs of Services of our Reportable Segments above.
Other operating expenses
Our other operating expenses increased $204 million during 2017, as compared to 2016. This increase includes an increase of $177 million attributable to the impact of acquisitions. Our other operating expenses include share-based compensation expense, which decreased $1 million during 2017, as compared to 2016. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of acquisitions, FX and share-based compensation expense, our other operating expenses increased $25 million or 5.3% during 2017, as compared to 2016. This increase is primarily attributable to increases in (i) network-related expenses, (ii) bad debt and collection expenses and (iii) outsourced labor and professional fees. For additional information regarding the changes in our other operating expenses, see Discussion and Analysis of our Reportable Segments—Other Operating Expenses of our Reportable Segments above.
SG&A expenses
Our SG&A expenses increased $171 million during 2017, as compared to 2016. This increase includes an increase of $172 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which remained relatively unchanged during 2017, as compared to 2016. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses decreased $4 million or 0.8% during 2017, as compared to 2016. This decrease is primarily attributable to the net effect of (i) a decrease in outsourced labor and professional fees, primarily due to a decline in costs related to the integration of C&W’s operations with ours, (ii) a decrease in personnel costs, (iii) an increase in information technology related fees and (iv) an increase in facilities related expenses. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments—SG&A Expenses of our Reportable Segments above.
Share-based compensation expense (included in other operating and SG&A expenses)
We recognized share-based compensation expense of $14 million and $15 million during 2017 and 2016, respectively. The expense recognized includes (i) amounts allocated to our company by Liberty Global prior to the Split-Off, (ii) amounts related to the VTR Plan and (iii) amounts related to the Liberty Puerto Rico Plan. The amounts allocated by Liberty Global to our company represent the share-based compensation expense associated with Liberty Global share-based incentive awards held by our employees.
For additional information regarding our share-based compensation, see note 15 to our consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $206 million or 35.1% during 2017, as compared to 2016. Excluding the effect of FX, depreciation and amortization expense increased $202 million or 34.4%, primarily due to the C&W Acquisition. In addition, the increase includes the net effect of (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, primarily at VTR.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $708 million and $154 million during 2017 and 2016 , respectively.
The 2017 amount includes impairment charges of $660 million, which primarily includes (i) $337 million recorded during the third and fourth quarters related to charges at Liberty Puerto Rico and C&W to reduce the carrying values of goodwill, property and equipment, and other indefinite-lived intangible assets as a result of the impacts of Hurricanes Irma and Maria and (ii) $318 million associated with our annual goodwill assessment with respect to certain C&W reporting units. We concluded impairments were necessary at certain C&W reporting units, primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma. The 2017 amount also includes restructuring charges of $41 million, including $35 million of employee severance and termination costs related to certain reorganization and integration activities, primarily at C&W and VTR.
Further impairment charges may be required if we experience declines in the fair value of C&W’s reporting units or the Liberty Puerto Rico reporting unit. Any such impairment charges could be significant. For additional information regarding our 2017 impairment charges, see note 8 to our consolidated financial statements.
The 2016 amount includes (i) direct acquisition costs of $119 million related to the C&W Acquisition and (ii) restructuring charges of $34 million. The direct acquisition costs incurred during 2016 include transfer and stamp taxes, as well as investment banking and other advisory fees. The restructuring charges include (i) $17 million of employee severance and termination costs related to certain reorganization activities, primarily at VTR, and (ii) $17 million of contract termination and other costs related to (a) the write-off of a prepaid indefeasible right of use for telecommunications capacity by Liberty Puerto Rico due to the abandonment of this capacity in favor of capacity on C&W’s network and (b) contract termination charges, primarily at VTR.
For additional information regarding our acquisitions, see note 4 to our consolidated financial statements. For additional information regarding our restructuring charges, see note 13 to our consolidated financial statements.
Interest expense
Our interest expense increased $67 million during 2017, as compared to 2016. This increase is primarily attributable to the net effect of (i) higher average outstanding debt balances, largely due to the debt incurred in connection with the C&W Acquisition, and (ii) lower weighted average interest rates related to the completion of certain refinancing transactions, including the redemption of certain senior notes in September 2017 that resulted in extended maturities and decreases to certain of our interest rates.
For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our consolidated financial statements and under Item 7A. Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.
Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

Cross-currency and interest rate derivative contracts (a)	$(157.8)	$(216.8)
Foreign currency forward contracts	(12.3)	(9.1)
Total	$(170.1)	$(225.9)

(a)
The loss during 2017 is attributable to the net effect of a loss primarily resulting from an increase in the value of the Chilean peso relative to the U.S. dollar and a gain resulting from changes in interest rates. In addition, the loss during 2017 includes a net gain of $23 million resulting from changes in our credit risk valuation adjustments. The loss during 2016 is primarily attributable to losses from changes in FX rates and interest rates. In addition, the loss during 2016 includes a net gain of $12 million resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see notes 5 and 6 to our consolidated financial statements and Item 7A. Qualitative and Quantitative Disclosures about Market Risk below.

Foreign currency transaction gains, net
The details of our foreign currency transaction gains, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$116.4	$82.8
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(20.7)	32.1
Other	(1.3)	(4.8)
Total	$94.4	$110.1
Gains (losses) on debt modification and extinguishment, net
We recognized gains (losses) on debt modification and extinguishment, net, of ($52 million) and $1 million during 2017 and 2016, respectively. The 2017 amount includes the net impact of (i) the payment of $85 million of redemption premiums and (ii) a net gain of $37 million associated with the write-off of unamortized premiums, discounts and deferred financing costs and (iii) the payment of $4 million of third-party costs. The 2016 amount includes the net impact of (i) the write-off of $19 million of unamortized premiums and (ii) the payment of $18 million of redemption premiums.
For additional information concerning our gains (losses) on debt modification and extinguishment, net, see note 9 to our consolidated financial statements.
Other income, net
We recognized other income, net of $7 million and $12 million during 2017 and 2016, respectively. The 2017 amount includes third-party interest income and costs in connection with the Split-Off. The 2016 amount primarily includes related-party interest income related to our loans receivable and cash and cash equivalents.
Income tax expense
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda and, therefore, the “statutory” or “expected” tax rate for the 2017 tax year is 0% as we are are exempt from income taxes on ordinary income and capital gains. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 10 to our consolidated financial statements.
We recognized income tax expense of $148 million and $306 million during 2017 and 2016, respectively. The income tax expense during 2017 differs from the expected income tax (expense) benefit of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the net effect of (i) an increase due to non-deductible expenses, (ii) a decrease due to international rate differences, which reflects the computed net tax benefit on pre-tax book income (loss) in each taxable jurisdiction, (iii) an increase due to the effect of non-deductible goodwill impairments and (iv) a decrease due to the beneficial effects of enacted corporate income tax rate changes, primarily in Trinidad and Tobago and the U.S.
For additional information regarding our income taxes, see note 10 to our consolidated financial statements.
Net earnings (loss)
During 2017 and 2016, we reported net losses of $799 million and $404 million, respectively, including (i) operating income (loss) of ($148 million) and $319 million, respectively, (ii) net non-operating expenses of $503 million and $417 million, respectively, and (iii) income tax expense of $148 million and $306 million, respectively.
Gains or losses associated with (i) changes in the fair values of derivative instruments and (ii) movements in foreign currency exchange rates are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (i) share-based compensation expense, (ii) depreciation and amortization, (iii) impairment, restructuring and other operating items, (iv) interest expense, (v) other non-operating expenses and (vi) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussions under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.
Net earnings (loss) attributable to noncontrolling interests
During 2017 and 2016, we reported net earnings (loss) attributable to noncontrolling interests of ($21 million) and $28 million, respectively. The change in net earnings (loss) attributable to noncontrolling interests during 2017, as compared to 2016, is primarily attributable to the noncontrolling interests in (i) the results of operations of Liberty Puerto Rico and (ii) the results of C&W’s less-than-wholly-owned subsidiaries following the C&W Acquisition.
Effective September 1, 2017, we acquired all of the issued outstanding common shares of C&W Barbados that we did not already own. For information, see note 11 to our consolidated financial statements.
2016 compared to 2015
Revenue
Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2016	2015	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$603.9	$489.2	$114.7	23.4
Broadband internet	588.8	408.7	180.1	44.1
Fixed-line telephony	235.8	174.3	61.5	35.3
Total subscription revenue	1,428.5	1,072.2	356.3	33.2
Non-subscription revenue	110.6	62.5	48.1	77.0
Total residential cable revenue	1,539.1	1,134.7	404.4	35.6
Residential mobile revenue:
Subscription revenue	459.0	35.6	423.4	1,189.3
Non-subscription revenue (a)	62.7	7.8	54.9	703.8
Total residential mobile revenue	521.7	43.4	478.3	1,102.1
Total residential revenue	2,060.8	1,178.1	882.7	74.9
B2B revenue:
Subscription revenue	31.6	23.8	7.8	32.8
Non-subscription revenue (b)	624.9	8.0	616.9	7,711.3
Total B2B revenue	656.5	31.8	624.7	1,964.5
Other revenue	6.5	7.4	(0.9)	(12.2)
Total	$2,723.8	$1,217.3	$1,506.5	123.8

(a)	Includes residential mobile interconnect revenue of $34 million and $4 million during 2016 and 2015, respectively.

(b)	Includes wholesale revenue at C&W of $113 million during 2016.
Total revenue. The increase during 2016, as compared to 2015, includes an increase of $1,483 million attributable to the impact of acquisitions and a decrease of $29 million attributable to FX. Excluding the effects of acquisitions and FX, revenue increased $53 million or 4.3%.

Residential revenue. The details of the increase in residential revenue for 2016, as compared to 2015, are as follows (in millions):

Increase in residential cable subscription revenue due to a change in:
Average number of RGUs	$21.6
ARPU	20.6
Decrease in residential cable non-subscription revenue	(4.6)
Total increase in residential cable revenue	37.6
Increase in residential mobile subscription revenue	6.8
Increase in residential mobile non-subscription revenue	2.2
Total organic increase in residential revenue	46.6
Impact of acquisitions	865.3
Impact of FX	(29.2)
Total increase in residential revenue	$882.7
On an organic basis, residential cable subscription revenue increased $42 million or 3.9% during 2016, as compared to 2015. This increase is attributable to the net effect of (i) an increase from broadband internet services of $44 million or 10.8%, due to an increase in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) a decrease from fixed-line telephony services of $11 million or 6.2%, due to lower ARPU from fixed-line telephony services and a decrease in the average number of fixed-line telephony RGUs, and (iii) an increase from video services of $9 million or 1.8%, primarily attributable to higher ARPU from video services.
On an organic basis, residential cable non-subscription revenue decreased $5 million or 7.4% during 2016, as compared to 2015, primarily attributable to a decrease in advertising revenue mostly at VTR.
On an organic basis, residential mobile subscription revenue increased $7 million or 19.3% during 2016, as compared to 2015, due to an increase at VTR.
B2B revenue. The increase in B2B subscription revenue during 2016, as compared to 2015, includes an increase of $2 million attributable to the impact of the Choice Acquisition. On an organic basis, B2B subscription revenue increased $6 million or 23.1% due to increases in SOHO revenue at VTR and Liberty Puerto Rico.
For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments—Revenue of our Reportable Segments above. For information regarding the competitive environment in our markets, see Overview above.
Programming and other direct costs of services
Our programming and other direct costs of services increased $340 million during 2016, as compared to 2015. This increase includes an increase of $336 million attributable to the impacts of the C&W Acquisition and the Choice Acquisition. Excluding the effects of acquisitions and FX, our programming and other direct costs of services increased $12 million or 3.4% during 2016, as compared to 2015. This increase is primarily attributable to the net effect of (i) an increase in programming and copyright costs, (ii) an increase in mobile handset costs and (iii) a decrease in mobile access and interconnect costs. For additional information regarding the changes in our programming and other direct costs of services, see Discussion and Analysis of our Reportable Segments—Programming and Other Direct Costs of Services of our Reportable Segments above.
Other operating expenses
Our other operating expenses increased $270 million during 2016, as compared to 2015. This increase includes an increase of $276 million attributable to the impacts of the C&W Acquisition and the Choice Acquisition. Our other operating expenses include share-based compensation expense, which increased $1 million during 2016. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of acquisitions and FX, our other operating expenses decreased $1 million or 0.7% during 2016, as compared to 2015. This decrease is primarily attributable to the net effect of (i) a decrease in personnel costs, (ii) a decrease in outsourced labor and professional fees and (iii) an increase in network-related expenses. For additional information regarding the changes in our other operating expenses, see Discussion and Analysis of our Reportable Segments—Other Operating Expenses of our Reportable Segments above.

SG&A expenses
Our SG&A expenses increased $321 million during 2016, as compared to 2015. This increase includes an increase of $310 million attributable to the impacts of the C&W Acquisition and the Choice Acquisition. Our SG&A expenses include share-based compensation expense, which increased $12 million during 2016. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $4 million or 1.9% during 2016, as compared to 2015. This increase is primarily attributable to the net effect of (i) an increase in information technology-related expenses, (ii) an increase in personnel costs, (iii) a decrease in facilities expenses, (iv) an increase in outsourced labor and professional fees and (v) a decrease in other expense categories with individually insignificant changes. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments—SG&A Expenses of our Reportable Segments above.
Share-based compensation expense (included in other operating and SG&A expenses)
We recognized share-based compensation expense of $15 million and $2 million during 2016 and 2015, respectively. For additional information regarding our share-based compensation, see note 15 to our consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $371 million or 171.4% during 2016, as compared to 2015. Excluding the effect of FX, depreciation and amortization expense increased $375 million or 173.3%. This increase is primarily due to the net effect of (i) an increase associated with acquisitions, primarily the C&W Acquisition, (ii) a decrease associated with certain assets becoming fully depreciated and (iii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $154 million and $20 million during 2016 and 2015, respectively.
The 2016 amount includes (i) direct acquisition costs of $119 million related to the C&W Acquisition and (ii) restructuring charges of $34 million. The direct acquisition costs incurred during 2016 include transfer and stamp taxes, as well as investment banking and other advisory fees. The restructuring charges include (i) $17 million of employee severance and termination costs related to certain reorganization activities, primarily at VTR, and (ii) $17 million of contract termination and other costs related to (a) the write-off of a prepaid indefeasible right of use for telecommunications capacity by Liberty Puerto Rico due to the abandonment of this capacity in favor of capacity on C&W’s network and (b) contract termination charges, primarily at VTR.
The 2015 amount includes (i) restructuring charges of $14 million, including (a) $11 million of contract termination costs and (b) $3 million of employee severance and termination costs related to certain reorganization activities in connection with the Choice Acquisition, and (ii) direct acquisition costs of $7 million related to the Choice Acquisition and the C&W Acquisition.
For additional information regarding our acquisitions, see note 4 to our consolidated financial statements. For additional information regarding our restructuring charges, see note 13 to our consolidated financial statements.
Interest expense
Our interest expense increased $157 million during 2016, as compared to 2015. This increase is primarily attributable to a higher average outstanding debt balance, primarily due to the debt incurred in connection with the C&W Acquisition.
For additional information regarding our third-party indebtedness, see note 9 to our consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2016	2015
	in millions

Cross-currency and interest rate derivative contracts (a)	$(216.8)	$217.0
Foreign currency forward contracts	(9.1)	10.3
Total	$(225.9)	$227.3

(a)
The loss during 2016 is primarily attributable to the net effect of a loss resulting from changes in FX rates and a gain resulting from changes in interest rates. In addition, the loss during 2016 includes a net gain of $12 million resulting from changes in our credit risk valuation adjustments. The gain during 2015 is primarily attributable to gains from changes in FX rates and interest rates. In addition, the gain during 2015 includes a net loss of $1 million resulting from changes in our credit risk valuation adjustments.

For additional information regarding our derivative instruments, see notes 5 and 6 to our consolidated financial statements.
Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses), net, are as follows:

	Year ended December 31,
	2016	2015
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$82.8	$(215.8)
British pound sterling-denominated debt issued by a U.S dollar functional currency entity	32.1	—
Other	(4.8)	(7.6)
Total	$110.1	$(223.4)
Gains on debt modification and extinguishment, net
We recognized a gain on debt modification and extinguishment, net, of $1 million and nil during 2016 and 2015, respectively. The 2016 amount includes the net impact of (i) the write-off of $19 million of unamortized premiums and (ii) the payment of $18 million of redemption premiums.
For additional information regarding our debt, see note 9 to our consolidated financial statements.
Other income (expense), net
We recognized other income (expense), net of $12 million and ($2 million) during 2016 and 2015, respectively. The 2016 amount primarily includes interest income associated with our related-party loans receivable and cash and cash equivalents. The 2015 amount primarily includes VTR’s share of the net losses of its then equity method affiliates.
Income tax expense
We recognized income tax expense of $306 million and $47 million during 2016 and 2015, respectively.
The income tax expense during 2016 differs from the expected income tax benefit of $20 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest and other items, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments and (iii) a net increase in valuation allowances.
The income tax expense during 2015 differs from the expected income tax expense of $19 million (based on the blended U.K. statutory income tax rate of 20.25%) primarily due to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.
For additional information regarding our income taxes, see note 10 to our consolidated financial statements.
Net earnings (loss)
During 2016 and 2015, we reported net earnings (loss) of ($404 million) and $46 million, respectively, including (i) operating income of $319 million and $248 million, respectively, (ii) net non-operating expenses of $417 million and $156 million, respectively, and (iii) income tax expense of $306 million and $47 million, respectively.
Net earnings attributable to noncontrolling interests
During 2016 and 2015, we reported net earnings attributable to noncontrolling interests of $28 million and $8 million, respectively. The increase in net earnings attributable to noncontrolling interests during 2016, as compared to 2015, is primarily attributable to the noncontrolling interests in (i) the results of C&W’s less-than-wholly-owned subsidiaries following the C&W Acquisition and (ii) the results of operations of Liberty Puerto Rico.
Liquidity and Capital Resources
Sources and Uses of Cash
Each of our reportable segments is separately financed within one of our three primary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within C&W, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2017. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2017 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$105.3
Unrestricted subsidiaries (b)	28.1
Total Liberty Latin America and unrestricted subsidiaries	133.4
Borrowing groups (c):
C&W (d)	266.1
VTR Finance	89.4
Liberty Puerto Rico	41.0
Total borrowing groups	396.5
Total cash and cash equivalents	$529.9

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries.

(d)
C&W’s subsidiaries hold the majority of C&W’s consolidated cash. Due to restrictions contained within the debt agreements of certain C&W subsidiaries, a significant portion of the cash held by C&W subsidiaries is not considered to be an immediate source of corporate liquidity for C&W.

Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents of $105 million held by Liberty Latin America and, subject to certain tax and legal considerations, $28 million held by Liberty Latin America’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups or affiliates, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2017, see note 9 to our consolidated financial statements.
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its unrestricted subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries, including our commitment to fund our portion of any potential liquidity shortfalls of Liberty Puerto Rico through December 31, 2018 of up to $36 million, as further described below.
Prior to the Split-Off, Liberty Global had a share repurchase program with respect to its LiLAC Shares. Liberty Latin America currently does not have a share repurchase program with respect to its common shares.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, with respect to Liberty Puerto Rico, a $60 million commitment from its shareholders through December 31, 2018. For the details of the borrowing availability of such subsidiaries at December 31, 2017, see note 9 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our consolidated financial statements.
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico is experiencing as a result of the damage caused by Hurricanes Irma and Maria, the LPR Credit Agreements were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for $36 million of this equity commitment.
Hurricanes Irma and Maria are expected to continue to have an adverse impact on Liberty Puerto Rico’s cash flows and liquidity. For additional information, see the discussion under Overview above.
For additional information regarding our cash flows, see the discussion under Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.

Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is typically between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our December 31, 2017 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2017 was 5.5x. In addition, the ratio of our December 31, 2017 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2017 was 5.1x. These ratios have increased during the fourth quarter of 2017 due to the adverse impacts of the hurricanes on our Adjusted OIBDA. However, assuming our debt levels remain relatively consistent, we expect these ratios to decrease in future periods as we continue to recover from the adverse impacts of the hurricanes.
When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed under Item 7A. Qualitative and Quantitative Disclosures about Market Risk and in note 5 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2017, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2017, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,398 million, including $263 million that is classified as current in our consolidated balance sheet and $5,664 million that is not due until 2022 or thereafter. All of our debt and capital lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2017. For additional information concerning our debt and capital lease obligations, including our debt maturities, see note 9 to our consolidated financial statements.
Notwithstanding our negative working capital position at December 31, 2017, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, (ii) tightening of the credit markets and (iii) in the case of Liberty Puerto Rico, by the adverse impacts of the hurricanes on its operations. For additional information regarding the impacts of the hurricanes, see the related discussion under Overview above and note 9 to our consolidated financial statements. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX. For further information, see related discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.
Consolidated Statements of Cash Flows—2017 compared to 2016
Summary. Our 2017 and 2016 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$573.9	$468.2	$105.7
Net cash used by investing activities	(640.1)	(441.1)	(199.0)
Net cash provided by financing activities	41.8	247.3	(205.5)
Effect of exchange rate changes on cash	1.7	3.7	(2.0)
Net increase (decrease) in cash and cash equivalents	$(22.7)	$278.1	$(300.8)
Operating Activities. The increase in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a net increase from our Adjusted OIBDA and related working capital items, including an increase due to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, and (ii) a decrease due to higher cash payments of interest, including higher payments due to the impact of the C&W Acquisition.
Investing Activities. The increase in total net cash used by our investing activities is primarily attributable to higher capital expenditures. Capital expenditures increased from $490 million during 2016 to $639 million during 2017, primarily due to the impact of the C&W Acquisition, which was partially offset by a decrease associated with changes in working capital.
The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 18 to our consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our statements of cash flows, is set forth below:

	Year ended December 31,
	2017	2016
	in millions

Property and equipment additions	$776.7	$568.2
Assets acquired under capital-related vendor financing arrangements	(54.9)	(45.5)
Assets acquired under capital leases	(4.2)	(7.4)
Changes in current liabilities related to capital expenditures	(78.3)	(24.9)
Capital expenditures	$639.3	$490.4
The increase in our property and equipment additions during 2017, as compared to 2016, is primarily due to the impact of the C&W Acquisition. During 2017 and 2016, our property and equipment additions represented 21.6% and 20.9% of revenue, respectively.
We expect the percentage of revenue represented by our aggregate 2018 property and equipment additions to range from 19% to 21%. The actual amount of the 2018 consolidated property and equipment additions may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results and (d) foreign currency exchange rates and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. The decrease in total net cash provided by our financing activities is primarily attributable to (i) $75 million related to lower net borrowings of third-party debt and capital lease obligations, (ii) $73 million due to higher payments of financing costs, (iii) $35 million due to an increase in distributions to our former parent entity and (iv) $32 million paid during 2017 in connection with the C&W Barbados NCI Acquisition. The increase in distributions to our former parent entity was the result of $55 million distributed to Liberty Global during 2017 that was used to repurchase LiLAC Shares, compared with distributions of only $20 million for the same use during 2016.
Consolidated Statements of Cash Flows—2016 compared to 2015
Summary. Our 2016 and 2015 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2016	2015	Change
	in millions

Net cash provided by operating activities	$468.2	$310.2	$158.0
Net cash used by investing activities	(441.1)	(490.6)	49.5
Net cash provided by financing activities	247.3	360.0	(112.7)
Effect of exchange rate changes on cash	3.7	(12.2)	15.9
Net increase in cash and cash equivalents	$278.1	$167.4	$110.7
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase from our Adjusted OIBDA and related working capital items, a significant portion of which is due to the impact of the C&W Acquisition, (ii) a decrease due to higher cash payments for interest, (iii) a decrease due to higher cash payments for taxes and (iv) an increase due to lower cash payments related to derivative instruments.
Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease of $290 million associated with lower cash paid in connection with acquisitions and (ii) an increase of $263 million related to higher capital expenditures, primarily due to the impact of the C&W Acquisition.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2016	2015
	in millions

Property and equipment additions	$568.2	$227.1
Assets acquired under capital-related vendor financing arrangements	(45.5)	—
Assets acquired under capital leases	(7.4)	—
Changes in current liabilities related to capital expenditures	(24.9)	0.1
Capital expenditures	$490.4	$227.2
The increase in our property and equipment additions during 2016, as compared to 2015, is primarily due to the net effect of (i) an increase due to the impacts of the C&W Acquisition and the Choice Acquisition, (ii) an increase in expenditures for (a) the purchase and installation of customer premises equipment, (b) new build and upgrade projects and (c) support capital, such as information technology upgrades and general support systems, and (iii) a decrease due to FX. During 2016 and 2015, our property and equipment additions represented 20.9% and 18.7% of revenue, respectively.
Financing Activities. The decrease in net cash provided by our financing activities is primarily attributable to the net effect of (i) a decrease of $119 million due to a decline in the net amounts received from our former parent entity, (ii) an increase of $104 million related to higher net borrowings of third-party debt and capital lease obligations, (iii) a decrease of $62 million due to higher distributions to noncontrolling interests and (iv) a decrease of $26 million due to higher payments of financing costs.

Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on capital leases. We changed the way we define adjusted free cash flow effective December 31, 2017 to deduct distributions to noncontrolling interest owners. This change was given effect for all periods presented. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2017	2016	2015
	in millions

Net cash provided by operating activities	$573.9	$468.2	$310.2
Cash payments for direct acquisition and disposition costs	4.2	86.0	4.9
Expenses financed by an intermediary (a)	82.7	3.0	—
Capital expenditures	(639.3)	(490.4)	(227.2)
Distributions to noncontrolling interest owners	(45.9)	(61.9)	—
Principal payments on amounts financed by vendors and intermediaries	(59.4)	—	—
Principal payments on capital leases	(8.6)	(5.2)	(0.8)
Adjusted free cash flow	$(92.4)	$(0.3)	$87.1

(a)
For purposes of our consolidated statements of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 17 to our consolidated financial statements.

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of December 31, 2017:

	Payments due during						Total
	2018	2019	2020	2021	2022	Thereafter
	in millions

Debt (excluding interest)	$256.9	$246.1	$79.1	$134.9	$1,625.1	$4,038.4	$6,380.5
Capital leases (excluding interest)	6.5	9.4	1.5	0.1	—	—	17.5
Programming commitments	142.5	45.4	12.1	5.5	5.0	—	210.5
Network and connectivity commitments	84.5	54.6	18.6	15.8	12.6	25.3	211.4
Purchase commitments	113.4	26.4	5.7	3.3	3.2	6.4	158.4
Operating leases	29.4	20.0	16.3	12.7	10.7	23.3	112.4
Other commitments	5.0	3.0	1.3	1.3	1.3	11.4	23.3
Total (a)	$638.2	$404.9	$134.6	$173.6	$1,657.9	$4,104.8	$7,114.0
Projected cash interest payments on debt and capital lease obligations (b)	$371.2	$369.0	$352.9	$349.0	$302.0	$597.1	$2,341.2

(a)
The commitments included in this table do not reflect any liabilities that are included in our December 31, 2017 consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($305 million at December 31, 2017) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 9 to our consolidated financial statements. For information concerning our commitments, see note 17 to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2017, 2016 and 2015, see note 5 to our consolidated financial statements. For information regarding our defined benefit plans, see note 14 to our consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates
In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:
•Impairment of property and equipment and intangible assets (including goodwill);
•Costs associated with construction and installation activities;
•Fair value measurements in acquisition accounting; and
•Income tax accounting.
For additional information concerning our significant accounting policies, see note 3 to our consolidated financial statements.
Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 86% of our total assets at December 31, 2017.
When circumstances warrant, we review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and other indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) the impact of natural disasters such as hurricanes, (ii) an expectation of a sale or disposal of a long-lived asset or asset group, (iii) adverse changes in market or competitive conditions, (iv) an adverse change in legal factors or business climate in the markets in which we operate and (v) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss.
When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans, a market-based approach, or a combination of an income-based and market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. With respect to a market-based approach, the fair value of a reporting unit is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, a “trading multiple;” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple”. Changes in the underlying assumptions used in both the income-based and market-value valuation methods can result in materially different determinations of fair value. For additional information regarding impairments recorded during 2017, see notes 6 and 8 to our consolidated financial statements.
Further impairment charges may be required if we experience declines in the fair value of C&W’s reporting units or the Liberty Puerto Rico reporting unit.
Costs Associated with Construction and Installation Activities
We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities, the installation of new cable services and the development of software supporting our operations. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred.
The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. The capitalization of these costs is based on time sheets, time studies, standard costs, call tracking systems and other verifiable means that directly link the costs incurred with the applicable capitalizable activity. We continuously monitor the appropriateness of our capitalization policies and update the policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services and changes in the manner that installations or construction activities are performed.
Fair Value Measurements in Acquisition Accounting
The application of acquisition accounting requires that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting. For additional information, including the specific weighted average discount rates we used to complete certain nonrecurring valuations, see note 6 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 4 and 8 to our consolidated financial statements.
Income Tax Accounting
We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items.
Net deferred tax assets are reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2017, the aggregate valuation allowance provided against deferred tax assets was $1,282 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2017 consolidated balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and tax positions we may take could be subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2017, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $305 million, of which $302 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.
We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.
For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of our business operations due to our investments in various countries and ongoing investing and financing activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and processes governing our management of market risks and the use of derivative instruments to manage our exposure to such risks.
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At December 31, 2017, a significant proportion of our cash balance was denominated in U.S. dollars or denominated in a currency that is indexed to the U.S. dollar.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements, wherever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. For additional information concerning the terms of our derivative instruments, see note 5 to our consolidated financial statements.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2017. For additional information concerning our foreign currency forward contracts, see note 5 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the year ended December 31, 2017 was to the Chilean peso as 26.5% of our reported revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the British pound sterling, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2017	2016
Spot rates:
British pound sterling	0.7394	0.8100
Chilean peso	615.40	670.23
Jamaican dollar	124.58	128.77

	Year ended December 31,
	2017	2016	2015
Average rates:
British pound sterling	0.7767	0.7407	0.6545
Chilean peso	648.80	676.21	654.71
Jamaican dollar	128.15	125.13	116.52
Inflation and Foreign Investment Risk
We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We are unable to predict, with any meaningful long term degree of certainty, the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the LIBOR-indexed debt of C&W and Liberty Puerto Rico. Regulators in the U.K. have announced that LIBOR will be phased out by the end of 2021. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. We do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR.
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At December 31, 2017, we effectively paid a fixed interest rate on 95% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2017, the outstanding principal amount of our variable-rate indebtedness aggregated $3.3 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.90%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $17 million. As discussed above and in note 5 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments, undrawn debt facilities and cash investments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. We have not posted collateral under the derivative instruments of our borrowing groups. Most of our cash at Liberty Latin America and its unrestricted subsidiaries currently is invested in either (i) AAA rated money market funds, including funds that invest in government obligations or repurchase agreements serviced by such obligations, or (ii) overnight deposits with banks having a minimum credit rating of A- by Standard & Poor’s or an equivalent rating by Moody’s Investor Service. Where local financial sector constraints restrict our ability to meet the above criteria for our cash holdings, cash may be deposited with one of the three highest rated financial institutions locally for operational purposes until such time as the above investments are made. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.
At December 31, 2017, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $17 million, (ii) cash and cash equivalent and restricted cash balances of $568 million and (iii) aggregate undrawn debt facilities of $938 million.
Each of our borrowing groups has entered into derivative instruments under agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.
While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.
Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 5 and 6 to our consolidated financial statements.
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at December 31, 2017, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 110.9 billion ($180 million).
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2017:

i.
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $60 million; and

ii.
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately £17 million ($23 million).

Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our consolidated financial statements.

	Payments (receipts) due during:						Total
	2018	2019	2020	2021	2022	Thereafter
	in millions
Projected derivative cash payments, net:
Interest-related (a)	$33.9	$27.9	$25.5	$24.9	$24.8	$52.6	$189.6
Principal-related (b)	—	(4.1)	—	—	126.2	22.4	144.5
Other (c)	13.7	—	—	—	—	—	13.7
Total	$47.6	$23.8	$25.5	$24.9	$151.0	$75.0	$347.8

(a)	Includes (i) the cash flows of our interest rate cap and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Latin America are filed under this Item, beginning on page II-43. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Principle Executive Officer and our Principal Financial Officer (the Executives), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2017.
Exemption from Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Liberty Latin America Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedules I and II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
Denver, Colorado
February 14, 2018

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Liberty Latin America Ltd.:
We have audited the accompanying consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows of Liberty Latin America Ltd. (the Company) for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG Auditores Consultores Ltda

Santiago, Chile
July 21, 2017

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$529.9	$552.6
Trade receivables, net	556.5	531.6
Prepaid expenses	65.5	86.6
Loans receivable — related-party	—	86.2
Other current assets	222.9	252.2
Total current assets	1,374.8	1,509.2

Goodwill	5,673.6	6,353.5
Property and equipment, net	4,169.2	3,860.9
Intangible assets subject to amortization, net	1,316.2	1,234.5
Intangible assets not subject to amortization	565.4	607.2
Other assets, net	517.7	578.6
Total assets	$13,616.9	$14,143.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2017	2016
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$286.8	$219.4
Deferred revenue and advance payments	192.7	181.1
Current portion of debt and capital lease obligations	263.3	150.8
Accrued capital expenditures	128.6	87.6
Accrued interest	115.6	115.6
Accrued income taxes	91.5	26.1
Other accrued and current liabilities	508.4	567.4
Total current liabilities	1,586.9	1,348.0
Long-term debt and capital lease obligations	6,108.2	5,897.1
Deferred tax liabilities	533.4	637.9
Other long-term liabilities	697.8	600.5
Total liabilities	8,926.3	8,483.5

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,428,841 and nil shares issued and outstanding at December 31, 2017 and 2016, respectively	0.5	—
Class B, $0.01 par value; 50,000,000 shares authorized; 1,940,193 and nil shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 120,843,539 and nil shares issued and outstanding at December 31, 2017 and 2016, respectively	1.2	—
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; Nil shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	4,402.8	—
Accumulated net contributions	—	4,428.9
Accumulated deficit	(1,010.7)	(232.6)
Accumulated other comprehensive loss, net of taxes	(64.2)	(16.7)
Total Liberty Latin America shareholders	3,329.6	4,179.6
Noncontrolling interests	1,361.0	1,480.8
Total equity	4,690.6	5,660.4
Total liabilities and equity	$13,616.9	$14,143.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	in millions, except per share amounts

Revenue	$3,590.0	$2,723.8	$1,217.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	876.2	677.2	337.7
Other operating	672.5	468.6	198.3
Selling, general and administrative (SG&A)	688.4	517.8	197.0
Depreciation and amortization	793.7	587.3	216.4
Impairment, restructuring and other operating items, net	707.6	153.8	19.8
	3,738.4	2,404.7	969.2
Operating income (loss)	(148.4)	319.1	248.1
Non-operating income (expense):
Interest expense	(381.8)	(314.4)	(157.9)
Realized and unrealized gains (losses) on derivative instruments, net	(170.1)	(225.9)	227.3
Foreign currency transaction gains (losses), net	94.4	110.1	(223.4)
Gains (losses) on debt modification and extinguishment, net	(51.8)	0.9	—
Other income (expense), net	6.5	12.1	(1.8)
	(502.8)	(417.2)	(155.8)
Earnings (loss) before income taxes	(651.2)	(98.1)	92.3
Income tax expense	(147.5)	(305.9)	(46.5)
Net earnings (loss)	(798.7)	(404.0)	45.8
Net loss (earnings) attributable to noncontrolling interests	20.6	(28.3)	(7.8)
Net earnings (loss) attributable to Liberty Latin America shareholders	$(778.1)	$(432.3)	$38.0

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(4.53)	$(3.44)	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2017	2016	2015
	in millions

Net earnings (loss)	$(798.7)	$(404.0)	$45.8
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(35.6)	(58.7)	33.7
Reclassification adjustments included in net earnings (loss)	2.6	1.1	—
Pension-related adjustments and other, net	(13.6)	(14.3)	1.5
Other comprehensive earnings (loss)	(46.6)	(71.9)	35.2
Comprehensive earnings (loss)	(845.3)	(475.9)	81.0
Comprehensive loss (earnings) attributable to noncontrolling interests	19.7	(27.4)	(7.8)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(825.6)	$(503.3)	$73.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2015	$—	$—	$—	$—	$(160.6)	$161.7	$19.1	$20.2	$48.9	$69.1
Net earnings	—	—	—	—	—	38.0	—	38.0	7.8	45.8
Other comprehensive earnings	—	—	—	—	—	—	35.2	35.2	—	35.2
Contributions from former parent entity	—	—	—	—	110.2	—	—	110.2	—	110.2
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	6.8	6.8
Tax allocations from Liberty Global	—	—	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Share-based compensation	—	—	—	—	0.9	—	—	0.9	—	0.9
Other, net	—	—	—	—	4.5	—	—	4.5	(0.2)	4.3
Balance at December 31, 2015	$—	$—	$—	$—	$(46.5)	$199.7	$54.3	$207.5	$63.3	$270.8
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2016	$—	$—	$—	$—	$(46.5)	$199.7	$54.3	$207.5	$63.3	$270.8
Net loss	—	—	—	—	—	(432.3)	—	(432.3)	28.3	(404.0)
Other comprehensive loss	—	—	—	—	—	—	(71.0)	(71.0)	(0.9)	(71.9)
Impact of the C&W Acquisition	—	—	—	—	4,490.1	—	—	4,490.1	1,451.8	5,941.9
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(61.9)	(61.9)
Distributions to Liberty Global	—	—	—	—	(21.4)	—	—	(21.4)	—	(21.4)
Share-based compensation	—	—	—	—	8.7	—	—	8.7	—	8.7
Other, net	—	—	—	—	(2.0)	—	—	(2.0)	0.2	(1.8)
Balance at December 31, 2016	$—	$—	$—	$—	$4,428.9	$(232.6)	$(16.7)	$4,179.6	$1,480.8	$5,660.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2017	$—	$—	$—	$—	$4,428.9	$(232.6)	$(16.7)	$4,179.6	$1,480.8	$5,660.4
Net loss	—	—	—	—	—	(778.1)		(778.1)	(20.6)	(798.7)
Other comprehensive loss	—	—	—	—	—	—	(47.5)	(47.5)	0.9	(46.6)
Change in capitalization in connection with the Split-Off	0.5	—	1.2	4,402.8	(4,404.5)	—	—	—	—	—
C&W Barbados NCI Acquisition	—	—	—	—	14.6	—	—	14.6	(54.2)	(39.6)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(45.9)	(45.9)
Distributions to Liberty Global	—	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Shared-based compensation	—	—	—	—	12.0	—	—	12.0	—	12.0
Other, net	—	—	—	—	2.2	—	—	2.2	—	2.2
Balance at December 31, 2017	$0.5	$—	$1.2	$4,402.8	$—	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(798.7)	$(404.0)	$45.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	14.2	15.4	2.4
Depreciation and amortization	793.7	587.3	216.4
Impairment, restructuring and other operating items, net	707.6	153.8	19.8
Amortization of debt financing costs, premiums and discounts, net	(12.5)	(8.3)	4.3
Realized and unrealized losses (gains) on derivative instruments, net	170.1	225.9	(227.3)
Foreign currency transaction losses (gains), net	(94.4)	(110.1)	223.4
Losses (gains) on debt modification and extinguishment, net	51.8	(0.9)	—
Deferred income tax expense (benefit)	(135.1)	93.5	(12.7)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other operating assets	118.3	(83.7)	46.6
Payables and accruals	(241.1)	(0.7)	(8.5)
Net cash provided by operating activities	573.9	468.2	310.2

Cash flows from investing activities:
Capital expenditures	(639.3)	(490.4)	(227.2)
Cash received (paid) in connection with acquisitions, net	(1.3)	17.0	(272.5)
Other investing activities, net	0.5	32.3	9.1
Net cash used by investing activities	$(640.1)	$(441.1)	$(490.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2017	2016	2015
	in millions
Cash flows from financing activities:
Borrowings of third-party debt	$1,759.7	$1,520.6	$261.1
Repayments of third-party debt and capital lease obligations	(1,470.2)	(1,156.5)	(0.8)
Distributions to noncontrolling interest owners	(45.9)	(61.9)	—
Payment of financing costs and debt premiums	(104.3)	(31.5)	(5.2)
Contributions from (distributions to) Liberty Global, net	(54.9)	(20.0)	98.7
Cash payment related to the C&W Barbados NCI Acquisition	(32.3)	—	—
Other financing activities, net	(10.3)	(3.4)	6.2
Net cash provided by financing activities	41.8	247.3	360.0

Effect of exchange rate changes on cash	1.7	3.7	(12.2)

Net increase (decrease) in cash and cash equivalents	(22.7)	278.1	167.4

Cash and cash equivalents:
Beginning of year	552.6	274.5	107.1
End of year	$529.9	$552.6	$274.5

Cash paid for interest	$393.1	$304.6	$146.4
Net cash paid for taxes	$110.9	$131.0	$22.5

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda primarily comprised of (i) Cable & Wireless Communications Limited (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) Lila Chile Holding B.V., which is the parent entity of VTR Finance, and (iv) LiLAC Communications Inc. (LiLAC Communications) and its subsidiaries, which include Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which Liberty Latin America owns a 60.0% interest. C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (BTC) (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (an 82.0%-owned entity that owns the majority of our operations in Jamaica). For information regarding the September 2017 buyout of all issued and outstanding shares of Cable & Wireless (Barbados) Limited (C&W Barbados) that Liberty Latin America did not already own, see note 11.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the historical financial information of (i) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off, as defined below, and (ii) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off. Although Liberty Latin America was previously reported on a combined basis, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2017.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services. We provide residential and business-to-business (B2B) services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

LiLAC Transaction
On July 1, 2015, Liberty Global completed the “LiLAC Transaction,” pursuant to which each holder of Class A, Class B and Class C Liberty Global ordinary shares (Liberty Global Shares) received one share of the corresponding class of “LiLAC Shares” for each 20 Liberty Global Shares held as of the record date for such distribution. Accordingly, Liberty Global issued 12,625,362 Class A, 523,626 Class B and 30,776,883 Class C LiLAC Shares upon the completion of the LiLAC Transaction. The LiLAC Shares were tracking shares, which were intended to reflect or “track” the economic performance of Liberty Global’s “LiLAC Group” rather than the economic performance of Liberty Global as a whole. The LiLAC Group comprised the same entities as Liberty Latin America. As further described above, in connection with the Split-Off, the LiLAC Shares were effectively replaced by corresponding classes of Liberty Latin America common shares.

LiLAC Distribution

On July 1, 2016, a total of 117,430,965 Class A and Class C LiLAC Shares were issued to holders of Class A and Class C Liberty Global Shares in recognition of the Liberty Global Shares that were issued to acquire C&W (the LiLAC Distribution). For additional information regarding the acquisition of C&W, see note 4.

Split-off of Liberty Latin America from Liberty Global

On December 29, 2017 (the Split-Off Distribution Date), Liberty Global completed its previously announced split-off (the Split-Off) of its former wholly-owned subsidiary Liberty Latin America.The Split-Off was accomplished by (i) the distribution by Liberty Global to holders of its LiLAC Shares of all of the Company’s common shares and (ii) immediately following the distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and those deferred shares were transferred for no consideration to a third-party designee, in each case, in accordance with Liberty Global’s articles of association and applicable law.  Pursuant to the Split-Off, Liberty Global distributed to holders of its LiLAC Shares, as a dividend,

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(i) one Class A common share of the Company for each Class A LiLAC ordinary share, (ii) one Class B common share of the Company for each Class B LiLAC ordinary share and (iii) one Class C common share of the Company for each Class C LiLAC ordinary share, in each case, held by such holder as of the Split-Off Distribution Date. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America were issued (collectively Liberty Latin America Shares). As a result of the Split-Off, Liberty Latin America is an independent, publicly traded company, and its assets and liabilities consist of the businesses, assets and liabilities that were formerly attributed to Liberty Global’s LiLAC Group (as defined below). The Split-Off was accounted for at historical cost due to the pro rata distribution of Liberty Latin America Shares to holders of Liberty Global’s LiLAC Shares.

Several agreements were entered into in connection with the Split-Off (the Split-Off Agreements) between Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries, including the Tax Sharing Agreement, the Reorganization Agreement, the Services Agreement, the Sublease Agreement and the Facilities Sharing Agreement, each as defined and described in note 12.

(2)	Accounting Change and Recent Accounting Pronouncements
Accounting Change

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the requirement to estimate the implied fair value of a reporting unit’s goodwill as determined following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should recognize any goodwill impairment by comparing the fair value of a reporting unit to its carrying amount. We early-adopted ASU 2017-04 effective January 1, 2017. The adoption of ASU 2017-04 reduces the complexity surrounding the measurement of goodwill impairments.

Recent Accounting Pronouncements

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance when it becomes effective for annual and interim reporting periods beginning after December 15, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. We adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The following revenue recognition policies were impacted by the adoption of ASU 2014-09 (i) time-limited discounts and free service periods provided to our customers, (ii) certain upfront fees charged to our customers, (iii) subsidized handset plans and (iv) long-term capacity contracts. The impacts are discussed below:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under current accounting standards, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods. Under ASU 2014-09, revenue recognition for those contracts that contain substantive termination penalties will be accelerated, as the impact of the discounts or free service periods will be recognized uniformly over the contractual period. For contracts that do not have substantive termination penalties, we will continue to record the impacts of partial or full discounts during the applicable promotional periods.

•
When we enter into contracts to provide services to our customers, we often charge installation or other upfront fees. Under current accounting standards, installation fees related to services provided over our cable networks are recognized as revenue during the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs. Under ASU 2014-09, these fees will generally be deferred and recognized as revenue over the contractual period for those contracts with substantial termination penalties, or for a period of time the upfront fees convey a material right for month-to-month contracts and contracts that do not include substantive termination penalties.

•
ASU 2014-09 will require the identification of deliverables in contracts with customers that qualify as performance obligations. The transaction price receivable from customers will be allocated between our performance obligations under contracts on a relative standalone selling price basis. Under current accounting standards, when we offer handsets under a subsidized contract model, upfront revenue recognition is limited to the upfront cash collected from the customer as

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

the remaining monthly fees to be received from the customer, including fees associated with the handset, are contingent upon delivering future airtime. This limitation will no longer be applied under ASU 2014-09. The primary impact on revenue reporting will be that when we sell subsidized handsets together with airtime services to customers, revenue allocated to handsets and recognized when control of the device passes to the customer will increase and revenue recognized as services are delivered will decrease.

•
We enter into certain long-term capacity contracts with customers where the customer pays the transaction consideration at inception of the contract. Under current accounting standards, we do not impute interest for advance payments from customers related to services that are provided over time. Under ASU 2014-09, payment received from a customer significantly in advance of the provision of services is indicative of a financing component within the contract. If the financing component is significant, interest expense will accrete over the life of the contract with a corresponding increase to revenue.

ASU 2014-09 will also impact our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts.  Under our current policy, these costs are expensed as incurred unless the costs are in the scope of other accounting standards that allows for capitalization. Under ASU 2014-09, the upfront costs associated with contracts that have substantive termination penalties and a term of one year or more will be recognized as assets and amortized to other operating expenses over the applicable period benefited.

The cumulative effect recorded upon the adoption of ASU 2014-09 on January 1, 2018 did not have a material impact on our financial position. The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts depends on numerous factors, including (i) the promotions and offers that were in place at December 31, 2017 and during subsequent periods after the adoption of ASU 2014-09 and (ii) our assessment of whether or not our contracts are enforceable or contain substantive termination penalties. Based upon our current product offerings, and our assessment that in many instances our contracts are not enforceable or do not contain substantive termination penalties, we do not expect the ongoing impact following the adoption of ASU 2014-09 to have a material impact to our consolidated statement of operations or balance sheets. In addition, we were not required to make material changes to our internal control environment as a result of the adoption of ASU 2014-09.

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing lease assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach and additional guidance provided by ASU 2018-01, Leases (Topic 842)—Land Easement Practical Expedient for Transition to Topic 842, includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of lease assets and lease liabilities in our consolidated balance sheets for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 will not have significant impacts on our consolidated statements of operations or cash flows.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which includes changes to the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present the service component of our net benefit cost as a component of operating income (loss) but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2017-07 on January 1, 2018. The change in presentation to our consolidated statements of operations from ASU 2017-07 will be applied on a retrospective basis. The amount that will be reclassified to non-operating income (expense) in our consolidated statement of operations as a result of the adoption of ASU 2017-07 is $14.5 million for the year ended December 31, 2017.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(3)	Summary of Significant Accounting Policies
Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect controlling voting interest and variable interest entities for which our company is the primary beneficiary. Intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. We record money market funds at the net asset value as there are no restrictions on our ability, contractual or otherwise, to redeem our investments.
Restricted cash consists of cash held in restricted accounts, including cash held as collateral for debt and other compensating balances. Cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2017 and 2016, our current and long-term restricted cash balances aggregated $38.3 million and $28.2 million, respectively.

Trade Receivables
Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $142.2 million and $116.1 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $53.6 million and $58.1 million at December 31, 2017 and 2016, respectively, due from a single government.
Investments

We account for our investment in Telecommunications Services of Trinidad and Tobago Limited (TSTT) using the cost method. We continually perform reviews to determine whether a decline in fair value below the cost basis of our investment in TSTT is other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee, changes in the valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. If a decline in fair value of this investment is deemed to be other-than-temporary, the cost basis is written down to fair value through our statement of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

We account for our investment in United Kingdom (U.K.) Government Gilts using the available-for-sale method. Available-for-sale securities are measured at fair value. Changes in the fair value of available-for-sale securities are reflected in other comprehensive income or loss until sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income or loss into non-operating income or expense in our consolidated statements of operations.
For additional information regarding our fair value measurements, see note 6. For additional information regarding these investments, see notes 7 and 14.
Financial Instruments
Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 5 and 9, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.
Derivative Instruments
All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments.
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For foreign currency forward contracts that are used to hedge capital expenditures, the net cash received or paid is classified as an adjustment to capital expenditures in our consolidated statements of cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity in our consolidated statements of cash flows.
For information regarding our derivative instruments, see note 5.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.
Capitalized internal-use software is included as a component of property and equipment. We capitalize internal and external costs directly associated with the development of internal-use software. We also capitalize costs associated with the purchase of software licenses. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation and amortization in our consolidated statements of operations. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 8.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are expensed as incurred.
We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations primarily relate to assets placed on leased wireless towers and other premises. Asset retirement obligations of $36.1 million and $35.2 million at December 31, 2017 and 2016, respectively, are included in other long-term liabilities in our consolidated balance sheets.

Intangible Assets
Our primary intangible assets relate to goodwill, customer relationships and cable television franchise rights. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships and cable television franchise rights are initially recorded at their fair values in connection with business combinations.
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.
We do not amortize our cable television franchise rights and certain other intangible assets as these assets have indefinite lives. For additional information regarding the useful lives of our intangible assets, see note 8.
Impairment of Property and Equipment and Intangible Assets
When circumstances warrant, we review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and other indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) the impact of natural disasters, such as hurricanes, (ii) an expectation of a sale or disposal of a long-lived asset or asset group, (iii) adverse changes in market or competitive conditions, (iv) an adverse change in legal factors or business climate in the markets in which we operate and (v) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss. For additional information regarding the fair values of our property and equipment and intangible assets, see note 6. For additional information regarding impairments recorded during 2017, see note 8.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Income Taxes
The income taxes of Liberty Latin America are presented on a standalone basis, and each tax paying entity or group within Liberty Latin America is presented on a separate return basis. Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it is more-likely-than-not that such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign entities and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign entity has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. Interest and penalties related to income tax liabilities are included in income tax benefit or expense in our consolidated statements of operations.
For additional information regarding our income taxes, see note 10.
Foreign Currency Translation and Transactions
The reporting currency of Liberty Latin America is the U.S. dollar. The functional currency of our foreign operations is the applicable local currency for each foreign entity. Assets and liabilities of our foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss in our consolidated statements of equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.
Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.
Revenue Recognition
Service Revenue – Fixed Networks. We recognize revenue from video, broadband internet and fixed-line telephony services over our fixed networks to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our fixed networks is recognized as revenue in the period during which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the expected life of the subscriber relationship.
Sale of Multiple Products and Services. We sell video, broadband internet, fixed-line telephony and mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual services based on the relative standalone price for each respective service.
Mobile Revenue – General. Consideration from mobile contracts is allocated to the airtime service element and the handset service element based on the relative standalone prices of each element. The amount of consideration allocated to the handset is

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

limited to the amount that is not contingent upon the delivery of future airtime services. Certain of our operations that provide mobile services offer handsets under a subsidized contract model, whereby upfront revenue recognition is limited to the upfront cash collected from the customer as the remaining monthly fees to be received from the customer, including fees that may be associated with the handset, are contingent upon delivering future airtime services.
Mobile Revenue – Airtime Services. We recognize revenue from mobile services in the period the related services are provided. Payments received from pre-pay customers are recorded as deferred revenue prior to the commencement of services and are recognized as revenue as the services are rendered or usage rights expire.
Mobile Revenue – Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue when the goods have been delivered and title has passed.
B2B Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.
Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted monthly fees charged to the subscriber, if any.
Subscriber Advance Payments and Deposits. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.
Sales, Use and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales, use and other value-added taxes.
Share-based Compensation
As more fully described in note 15, Liberty Global previously granted share-based incentive awards to its employees and employees of its subsidiaries. Share-based incentive awards granted included, restricted stock units (RSUs), performance-based restricted stock units (PSUs) and stock appreciation rights (SARs) to purchase Liberty Global Shares or LiLAC Shares . Upon the consummation of the Split-Off, outstanding awards with respect to LiLAC Shares previously granted by Liberty Global were cancelled and reissued with respect to Liberty Latin America Shares pursuant to the Transition Plan, as defined and described in note 15. In addition, our employees hold share-based incentive awards that were granted under VTR’s and Liberty Puerto Rico’s share-based incentive plan (the VTR Plan and the Liberty Puerto Rico Plan, respectively). Following the Split-Off, share-based incentive awards will be granted under the (i) Employee Incentive Plan and Nonemployee Director Incentive Plan, each as defined and described in note 15, (ii) VTR Plan and (iii) Liberty Puerto Rico Plan. As of December 31, 2017, no share-based incentive awards have been granted under the Employee Incentive Plan or the Nonemployee Director Incentive Plan.
We recognize compensation expense associated with share-based incentive awards based on their grant-date fair values and our estimates of forfeitures. We recognize the grant-date fair value of outstanding awards as a charge to operations over the requisite service period, which is generally the vesting period. Payroll taxes incurred in connection with the vesting or exercise of our share-based incentive awards are recorded as a component of share-based compensation expense in our consolidated statements of operations.
We use the liability method to account for share-based incentive awards issued under the VTR Plan and the Liberty Puerto Rico Plan. The liability method computes the compensation charges based on the vested remeasured fair value of the awards at each reporting date through the date that the awards are exercised or expire.
We use the straight-line method to recognize share-based compensation expense for share-based incentive awards that do not contain a performance condition and the accelerated expense attribution method for our share-based incentive awards that contain a performance condition and vest on a graded basis.
For additional information regarding our share-based compensation, see note 15.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Earnings (Loss) per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of LiLAC Shares and Liberty Latin America Shares outstanding during the years presented, as further described below. Diluted earnings (loss) per share presents the dilutive effect, if any, on a per share basis of potential shares (e.g., SARs and RSUs) as if they had been exercised or vested at the beginning of the periods presented.

	Year ended December 31,
	2017 (b)	2016 (c)	2015 (d)

Weighted average shares outstanding - basic and dilutive (a)	171,850,041	125,627,811	43,920,678

(a)	Amounts were used for both basic and dilutive EPS as no Company equity awards were outstanding prior to the Split-Off.

(b)
The 2017 amount represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off.

(c)
The 2016 amount represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution, as if such distribution was completed on the May 16, 2016 date of the acquisition of C&W.

(d)
The 2015 amount represents the actual weighted average number of LiLAC Shares outstanding for the period from July 1, 2015 through December 31, 2015, as adjusted to reflect the LiLAC Transaction as if it such transaction was completed on January 1, 2015.

We reported a loss attributable to Liberty Latin America shareholders during the year ended December 31, 2017. Therefore, the potentially dilutive effect at December 31, 2017 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 8.9 million and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.2 million.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(4)	Acquisitions
2017 Acquisition
Carve-out Entities. In connection with the C&W Acquisition in 2016, as defined and described below, and C&W’s acquisition of Columbus International Inc. and its subsidiaries (collectively, Columbus) in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by C&W (collectively, New Cayman).The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for our acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86.2 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

2016 Acquisition
C&W. On May 16, 2016, Liberty Global acquired C&W for shares of Liberty Global and C&W was contributed to our company as part of the Split-Off (the C&W Acquisition). Further, immediately prior to the acquisition, C&W declared a special cash dividend (the Special Dividend) to its shareholders in the amount of £0.03 ($0.04 at the transaction date) per C&W share, which

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

was paid to C&W shareholders promptly following the closing of the transaction. The Special Dividend and the payment of fees and expenses related to the acquisition were funded with C&W liquidity, including incremental debt borrowings, and Liberty Latin America corporate liquidity. The C&W Acquisition was completed in order to achieve certain financial, operational and strategic benefits through the integration of C&W with our existing operations.

The C&W Acquisition triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Trinidad and Tobago and the Seychelles, have not completed their review of the C&W Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on our operations and financial condition.

For accounting purposes, the C&W Acquisition was treated as the acquisition of C&W by Liberty Latin America. In this regard, the equity and cash consideration paid to acquire C&W are set forth below (in millions):

Class A Liberty Global Shares (a)	$1,167.2
Class C Liberty Global Shares (a)	2,803.5
Class A LiLAC Shares (a)	144.1
Class C LiLAC Shares (a)	375.3
Special Dividend (b)	193.8
Total	$4,683.9

(a)
Represents the fair value of the 31,607,008 Class A Liberty Global Shares, 77,379,774 Class C Liberty Global Shares, 3,648,513 Class A LiLAC Shares and 8,939,316 Class C LiLAC Shares issued to C&W shareholders in connection with the C&W Acquisition. These amounts are based on the market price per share at closing on May 16, 2016 of $36.93, $36.23, $39.50 and $41.98, respectively. The aggregate fair value of the Liberty Global Shares issued to acquire C&W has been reflected as an increase to accumulated net contributions (distributions) in our consolidated statement of equity. On July 1, 2016, a total of 117,430,965 Class A and Class C LiLAC Shares were issued to holders of Class A and Class C Liberty Global Shares in recognition of the Liberty Global Shares that were issued to acquire C&W.

(b)	Represents the Special Dividend of £0.03 ($0.04 at the transaction date) per C&W share paid pursuant to the scheme arrangement based on 4,433,222,313 outstanding shares of C&W on May 16, 2016.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

We have accounted for the C&W Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of C&W based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of C&W at the May 16, 2016 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$210.8
Other current assets	578.5
Property and equipment	2,914.2
Goodwill (a)	5,410.8
Intangible assets subject to amortization (b)	1,416.0
Other assets	511.3
Current portion of debt and capital lease obligations	(94.1)
Other accrued and current liabilities	(753.2)
Long-term debt and capital lease obligations	(3,305.4)
Other long-term liabilities	(751.8)
Noncontrolling interests (c)	(1,453.2)
Total purchase price (d)	$4,683.9

(a)
The goodwill recognized in connection with the C&W Acquisition is primarily attributable to (i) the ability to take advantage of C&W’s existing terrestrial and sub-sea networks to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of C&W with other operations of Liberty Latin America.

(b)
Amount primarily includes intangible assets related to customer relationships. The weighted average useful life of C&W’s intangible assets at the May 16, 2016 acquisition date was approximately nine years.

(c)	Represents the estimated aggregate fair value of the noncontrolling interests in C&W’s subsidiaries as of May 16, 2016.

(d)
The total purchase price (i) includes the issuance of Liberty Global Shares and LiLAC Shares that were collectively valued at $4,490.1 million and the Special Dividend of $193.8 million and (ii) excludes direct acquisition costs of $135.0 million, including $118.5 million incurred during 2016. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

2015 Acquisition
On June 3, 2015, pursuant to a stock purchase agreement with the parent entity of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice) and following regulatory approval, a subsidiary of LiLAC Communications, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), acquired 100% of Choice (the Choice Acquisition). Choice is a cable and broadband services provider in Puerto Rico. We acquired Choice in order to achieve certain financial, operational and strategic benefits through the integration of Choice with Liberty Puerto Rico. The consolidated business is 60.0%-owned by LiLAC Communications and 40.0%-owned by Searchlight.
The purchase price for Choice of $276.4 million was funded through (i) Liberty Puerto Rico’s incremental debt borrowings, net of discount and fees, of $259.1 million, (ii) equity contributions from Liberty Global and Searchlight of $10.2 million and $6.8 million, respectively, and (iii) cash of $0.3 million from Liberty Puerto Rico.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

We have accounted for the Choice Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Choice based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet of Choice at the June 3, 2015 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$3.6
Other current assets	7.8
Property and equipment	79.8
Goodwill (a)	51.6
Intangible assets subject to amortization (b)	59.1
Cable television franchise rights	147.8
Other assets, net	0.3
Other accrued and current liabilities	(13.2)
Non-current deferred tax liabilities	(60.4)
Total purchase price (c)	$276.4

(a)
The goodwill recognized in connection with the Choice Acquisition is primarily attributable to (i) the ability to take advantage of Choice’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) synergies that were expected to be achieved through the integration of Choice with Liberty Puerto Rico.

(b)	Amount primarily includes intangible assets related to customer relationships. As of June 3, 2015, the weighted average useful life of Choice’s intangible assets was approximately ten years.

(c)
Excludes $8.5 million of direct acquisition costs, $4.6 million of which were incurred during 2015, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

Pro Forma Information
The following unaudited pro forma operating results reflect the C&W Acquisition and Choice Acquisition as if they had been completed as of January 1, 2015 and give effect to (i) the C&W Acquisition for the years ended December 31, 2016 and 2015 and (ii) the Choice Acquisition for the year ended December 31, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable. No effect has been given to the C&W Carve-out Acquisition as the assumed completion of this acquisition on January 1, 2016 would not have had a significant impact on our results of operations for the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2016	2015
	in millions

Revenue	$3,621.2	$3,642.7
Net loss attributable to Liberty Latin America shareholders	$(174.4)	$(165.6)
Net loss per share attributable to Liberty Latin America shareholders – basic and dilutive (a)	$(1.00)	$(0.95)

(a)
The 2016 amount represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution as if such distribution was completed on the May 16, 2016 date of the C&W Acquisition. The 2015 amount represents the actual weighted average number of LiLAC Shares outstanding for the period from July 1, 2015 through December 31, 2015, as adjusted to reflect the LiLAC Transaction as if such transaction was completed on January 1, 2015.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Our consolidated statement of operations for 2016 includes revenue and a net loss of $1,443.6 million and $30.4 million, respectively, attributable to C&W. Our consolidated statement of operations for 2015 includes revenue and net earnings of $52.1 million and $4.6 million, respectively, attributable to Choice.

(5)	Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the British pound sterling (£), the Chilean peso (CLP), the Jamaican dollar (JMD) and the Colombian peso (COP). With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2017			December 31, 2016
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$2.9	$38.4	$41.3	$6.9	$139.0	$145.9
Foreign currency forward contracts	—	—	—	0.3	—	0.3
Total	$2.9	$38.4	$41.3	$7.2	$139.0	$146.2

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$29.4	$51.9	$81.3	$24.6	$28.9	$53.5
Foreign currency forward contracts	12.8	—	12.8	4.2	—	4.2
Total	$42.2	$51.9	$94.1	$28.8	$28.9	$57.7

(a)
Our current derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $23.1 million, $11.7 million and ($1.0 million) during 2017, 2016 and 2015, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2017	2016	2015
	in millions

Cross-currency and interest rate derivative contracts	$(157.8)	$(216.8)	$217.0
Foreign currency forward contracts	(12.3)	(9.1)	10.3
Total	$(170.1)	$(225.9)	$227.3

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Year ended December 31,
	2017	2016	2015
	in millions

Operating activities	$(26.9)	$(6.1)	$(28.8)
Investing activities	(3.7)	(3.4)	2.2
Total	$(30.6)	$(9.5)	$(26.6)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $16.6 million.
Each of our borrowing groups has entered into derivative instruments under agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2017:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	5.0
	$35.4	COP	106,000.0	4.6
	£146.7		$194.3	1.2

VTR Finance	$1,400.0	CLP	951,390.0	4.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Interest Rate Derivative Contracts
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,925.0	6.3

Liberty Puerto Rico	$675.0	3.3

(a)	Includes forward-starting derivative instruments.

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2017, the U.S. dollar equivalent of the notional amounts of these derivative instruments was $1,825.0 million and the related weighted average remaining contractual life of our basis swap contracts was 0.9 years. Our basis swaps are all held by our C&W borrowing group at December 31, 2017.

Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At December 31, 2017, the total U.S. dollar notional amounts of our interest rate caps was $436.3 million, all of which are held by our Liberty Puerto Rico borrowing group.

Impact of Derivative Instruments on Borrowing Costs
The impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at December 31, 2017 is as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.47%
VTR Finance	(0.52)%
Liberty Puerto Rico	0.69%
Liberty Latin America borrowing groups	0.28%

Foreign Currency Forwards
Certain of our subsidiaries enter into foreign currency forward contracts with respect to non-functional currency exposure. As of December 31, 2017, the total U.S. dollar equivalent of the notional amount of foreign currency forward contracts was $183.4 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(6)	Fair Value Measurements
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in the U.K. Government Gilts. The reported fair values of our derivative instruments as of December 31, 2017 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2017, no such transfers were made.
All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (non-interest rate curves and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Effective January 1, 2017, we incorporated a Monte Carlo based approach into our calculation of the value assigned to the risk that we or our counterparties will default on our respective derivative obligations. Previously, we used a static calculation derived from our most current mark-to-market valuation to calculate the impact of counterparty credit risk. The adoption of a Monte Carlo based approach did not have a material impact on the overall fair value of our derivative instruments. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair value of the Sable Currency Swaps at December 31, 2017 and 2016 was a liability of $21.9 million and $10.7 million, respectively. The change in the fair value of the Sable Currency Swaps resulted in net losses of $11.2 million and $10.7 million during 2017 and 2016, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.
Our investment in the U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At December 31, 2017 and 2016, the carrying value of our investment in the U.K. Government Gilts, which is included in other assets, net, in our consolidated balance sheets, was $37.2 million and $32.3 million, respectively.
Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

assumptions. The valuation of customer relationships and cable television franchise rights are primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology for customer relationship intangible assets requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. The excess earnings methodology for cable television franchise rights requires us to measure the cash flows associated with our right to solicit and service potential customers, and the right to deploy and market new services in the service areas covered by currently held franchise agreements, considering expectations on future customer additions and other factors similar to those used in valuing customer relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The nonrecurring valuations associated with acquisition accounting use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the year ended December 31, 2017, we performed non-recurring valuations related to the acquisition accounting for the C&W Acquisition and the C&W Carve-out Acquisition. The weighted average discount rates used in the final valuation of the customer relationships acquired as a result of the C&W Acquisition ranged from 9.0% to 12.0%.
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment (collectively, the Impacted Markets). The effects of the hurricanes were deemed to constitute triggering events with respect to the need to assess certain assets for impairment. Nonrecurring valuations were performed in connection with these impairment assessments, most notably to measure the fair value of Liberty Puerto Rico and certain reporting units within C&W for purposes of assessing goodwill impairments, and to measure the fair value of Liberty Puerto Rico’s cable television franchise rights. The nonrecurring valuations for impairment assessments used significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We used discount rates of 8% and 10% in the valuation of Liberty Puerto Rico and certain reporting units within C&W, respectively, while a discount rate of 9% was used in the valuation of Liberty Puerto Rico’s cable television franchise rights. These valuations used projected cash flows that reflected the significant risks and uncertainties associated with our recovery from Hurricanes Irma and Maria, including variables such as (i) the length of time it will take to restore the power and transmission systems, particularly in Puerto Rico, (ii) the number of people that will leave these islands for an extended period or permanently and the associated impact on customer churn, (iii) the amount of potential insurance recoveries and (iv) the estimated capital expenditures required to restore the damaged networks in the Impacted Markets. For additional information regarding the impairment charges related to the hurricanes, see note 8.
As part of our annual goodwill impairment assessment in the fourth quarter of 2017, we used a market-based valuation approach to determine the fair value of certain reporting units within C&W. The fair value of a reporting unit using a market-based approach is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA, as defined in note 18. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, a “trading multiple,” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” For additional information regarding impairment charges resulting from the annual goodwill assessments, see note 8.

(7)	Investments
A subsidiary of C&W holds a 49% interest in TSTT. Our investment in TSTT, which we carry at the lower of cost or fair value, is included in other assets, net, in our consolidated balance sheets. As of December 31, 2017 and 2016, the carrying value of our investment in TSTT was $93.2 million. Pursuant to certain conditions to the regulatory approval of the Columbus Acquisition, we are required to dispose of our investment in TSTT by a deadline set by the Telecommunications Authority of Trinidad and Tobago, which was recently extended to June 30, 2018. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(8)	Long-lived Assets
Impairment Charges

The following table sets forth impairments of our long-lived assets during the year ended December 31, 2017.

	C&W	Liberty Puerto Rico	VTR	Total
	in millions

Annual impairment analysis - goodwill	$317.9	$—	$—	$317.9
Hurricane-related:
Goodwill	117.3	120.9	—	238.2
Property and equipment	8.4	46.4	—	54.8
Other indefinite-lived intangible assets	—	44.1	—	44.1
Total hurricane-related	125.7	211.4	—	337.1

Other	—	—	4.7	4.7
Total impairment charges	$443.6	$211.4	$4.7	$659.7

Annual Impairment Analysis. We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. During our annual goodwill impairment test, we concluded impairments were necessary at certain C&W reporting units primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma.

Hurricane-related Impairment. In September 2017, certain of our operations in the Caribbean were severely impacted by Hurricanes Irma and Maria, with the most extensive damage occurring in Puerto Rico and certain of C&W’s markets. Based on our estimates of the impacts on our operations from these hurricanes, we recorded impairment charges to reduce the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets as set forth in the table above. These impairment charges are based on our assessments of currently available information and, accordingly, it is possible that further impairment charges could be required if the adverse impacts of the hurricanes or estimated costs of recovery are greater than expected. Additionally, the impairment of property and equipment is net of $18.2 million of estimated probable insurance recoveries for property and equipment damages that are expected to be covered by our insurance program.

For additional information regarding the impacts of the hurricanes and the fair value methods and related assumptions used in our impairment assessments, see note 6. For information regarding the impact of the hurricanes on our debt, see note 9.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Goodwill

Changes in the carrying amount of our goodwill during 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments	Impairments (a)	December 31, 2017
	in millions

C&W	$5,557.0	$(157.0)	$(2.3)	$(435.2)	$4,962.5
VTR	397.9	—	35.5	—	433.4
Liberty Puerto Rico	277.7	—	—	—	277.7
Corporate and other (b)	120.9	—	—	(120.9)	—
Total	$6,353.5	$(157.0)	$33.2	$(556.1)	$5,673.6

(a)
Amounts represent (i) impairment charges at C&W and Liberty Puerto Rico that were recorded during the third quarters of 2017 based on our assessments of the impacts of Hurricanes Irma and Maria and (ii) impairment charges at C&W related to our annual October 1 goodwill impairment analysis. For additional information regarding the impacts of Hurricanes Irma and Maria and the fair value method and related assumptions used in our impairment assessment, see above and note 6.

(b)	Represents enterprise-level goodwill that was allocated to our Liberty Puerto Rico segment for purposes of our impairment tests.

Based on the results of our October 1, 2017 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of C&W reporting units that carry a goodwill balance or the Liberty Puerto Rico reporting unit could result in the need to record additional goodwill impairment charges from those already incurred during the third and fourth quarters of 2017. If among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors, including macro-economic and demographic trends, were to cause C&W’s or Liberty Puerto Rico’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill, cable television franchise rights and, to a lesser extent, other long-lived assets of these entities.

Changes in the carrying amount of our goodwill during 2016 are set forth below:

	January 1, 2016	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2016
	in millions

C&W	$—	$5,595.2	$(38.2)	$5,557.0
VTR	377.0	—	20.9	397.9
Liberty Puerto Rico	277.7	—	—	277.7
Corporate and other (a)	120.9	—	—	120.9
Total	$775.6	$5,595.2	$(17.3)	$6,353.5

(a)	Represents enterprise-level goodwill that was allocated to our Liberty Puerto Rico segment for purposes of our impairment tests.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2017	December 31,
		2017	2016
		in millions

Distribution systems	3 to 25 years	$3,878.4	$3,522.0
Customer premises equipment	3 to 5 years	1,382.8	1,205.4
Support equipment, buildings and land	3 to 40 years	1,306.3	954.8
		6,567.5	5,682.2
Accumulated depreciation		(2,398.3)	(1,821.3)
Total		$4,169.2	$3,860.9

Depreciation expense related to our property and equipment was $595.7 million, $450.9 million and $203.9 million during 2017, 2016 and 2015, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $54.9 million, $45.5 million and nil during 2017, 2016 and 2015, respectively. In addition, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $4.2 million, $7.4 million and nil during 2017, 2016 and 2015, respectively.

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 15 years at December 31, 2017, are set forth below:

	December 31,
	2017	2016
	in millions
Gross carrying amount:
Customer relationships	$1,415.1	$1,303.3
Licenses and other	199.8	99.0
Total gross carrying amount	1,614.9	1,402.3
Accumulated amortization:
Customer relationships	(284.2)	(160.1)
Other	(14.5)	(7.7)
Total accumulated amortization	(298.7)	(167.8)
Net carrying amount	$1,316.2	$1,234.5

Amortization expense related to intangible assets with finite useful lives was $198.0 million, $136.4 million and $12.5 million during 2017, 2016 and 2015, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Based on our amortizable intangible asset balance at December 31, 2017, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2018	$215.6
2019	214.6
2020	207.1
2021	143.9
2022	115.0
Thereafter	420.0
Total	$1,316.2

Intangible Assets Not Subject to Amortization

At December 31, 2017 and 2016 our other indefinite-lived intangible assets aggregated $565.4 million and $607.2 million, respectively, including $540.0 million and $584.1 million, respectively, related to the cable television franchise rights of Liberty Puerto Rico.

(9)	Debt and Capital Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2017			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2017	2016	2017	2016
		in millions

C&W Credit Facilities (d)	4.86%	$706.5	$706.5	$2,216.4	$1,427.9	$2,212.2	$1,411.9
C&W Notes (d)	7.09%	—	—	1,749.7	2,319.6	1,648.4	2,181.1
VTR Finance Senior Secured Notes	6.88%	—	—	1,479.6	1,463.9	1,400.0	1,400.0
VTR Credit Facility	—	(e)	231.5	—	—	—	—
LPR Bank Facility (d)	5.17%	$—	—	951.8	935.2	982.5	942.5
Vendor financing (f)	4.45%	—	—	137.4	48.9	137.4	48.9
Total debt before premiums, discounts and deferred financing costs	5.92%		$938.0	$6,534.9	$6,195.5	$6,380.5	$5,984.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	December 31,
	2017	2016
	in millions

Total debt before premiums, discounts and deferred financing costs	$6,380.5	$5,984.4
Premiums, discounts and deferred financing costs, net	(26.5)	41.8
Total carrying amount of debt	6,354.0	6,026.2
Capital lease obligations	17.5	21.7
Total debt and capital lease obligations	6,371.5	6,047.9
Less: Current maturities of debt and capital lease obligations	(263.3)	(150.8)
Long-term debt and capital lease obligations	$6,108.2	$5,897.1

(a)
Represents the weighted average interest rate in effect at December 31, 2017 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.28% at December 31, 2017. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2017 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2017, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after consideration of the completion of the December 31, 2017 compliance reporting requirements, which include leverage-based payment tests and leverage covenants. At December 31, 2017, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

(c)
The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 6.

(d)
As discussed in note 6, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to the homes, businesses and infrastructure in the Impacted Markets. The operations of Liberty Puerto Rico support the debt outstanding under the LPR Bank Facility (as defined and described below) and our operations in the impacted C&W markets, together with certain other C&W operations, support the debt outstanding under the C&W Notes and the C&W Credit Facilities. We expect that the effects of the hurricanes will not impact our ability to comply with the terms of the C&W Notes and the C&W Credit Facilities. For further information on the impact of the hurricanes on Liberty Puerto Rico and its compliance with terms of the LPR Bank Facility, see disclosure under —LPR Bank Facility below.

(e)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160.0 million facility (the VTR Dollar Credit Facility) and a CLP 44.0 billion ($71.5 million) facility (the VTR Peso Credit Facility), each of which were undrawn at December 31, 2017. The VTR Dollar Credit Facility and the VTR Peso Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively. The interest rate for the VTR Dollar Credit Facility is London Interbank Offered Rate (LIBOR) plus a margin of 2.75%. The interest rate for the VTR Peso Credit Facility is the applicable interbank offered rate for Chilean pesos in the relevant interbank market plus a margin of 3.35%. Borrowings under the VTR Dollar Credit Facility and the VTR Peso Credit Facility mature in January 2020 and January 2019, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(f)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and, to a lesser extent, certain of our operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Our operating expenses for the years ended December 31, 2017 and 2016 include $75.9 million and $2.5 million that were financed by an intermediary and are reflected as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our consolidated statements of cash flows.

General Information
At December 31, 2017, all of our outstanding debt had been incurred by one of our three primary “borrowing groups,” C&W, VTR Finance and Liberty Puerto Rico.
Credit Facilities. Each of our borrowing groups has entered into one or more credit facility agreements with certain financial institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:

•	Our credit facilities contain certain consolidated net leverage ratios, as specified in the relevant credit facility, which are required to be complied with on an incurrence and/or maintenance basis;

•
Our credit facilities contain certain restrictions which, among other things, restrict the ability of the entities of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions, and (iv) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions, subject to compliance with applicable covenants;

•
Our credit facilities require that certain entities of the relevant borrowing group guarantee the payment of all sums payable under the relevant credit facility and such entities are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder;

•
In addition to certain mandatory prepayment events, the instructing group of lenders under the relevant credit facility may cancel the commitments thereunder and declare the loans thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the relevant credit facility);

•
Our credit facilities contain certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the instructing group of lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand;

•
Our credit facilities require entities of the relevant borrowing group to observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions; and

•
In addition to customary default provisions, our credit facilities generally include certain cross-default and cross-acceleration provisions with respect to other indebtedness of entities of the relevant borrowing group, subject to agreed minimum thresholds and other customary and agreed exceptions.

See LPR Bank Facility section below for additional information on relief Liberty Puerto Rico has been granted on certain covenant compliance requirements under the LPR Credit Agreements (as defined below).

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Senior and Senior Secured Notes. Our C&W and VTR borrowing groups have issued senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of each respective issuer within the relevant borrowing group, (ii) contain, in most instances, certain guarantees from other entities of the relevant borrowing group (as specified in the applicable indenture) and (iii) with respect to our senior secured notes, are secured by certain pledges over the shares of certain entities of the relevant borrowing group. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain of its subsidiaries, over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

•
Our notes contain certain restrictions that, among other things, restrict the ability of the entities of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions and (iv) make certain restricted payments to its direct and/or indirect parent companies through dividends, loans or other distributions, subject to compliance with applicable covenants;

•
If the relevant issuer or certain of its subsidiaries (as specified in the applicable indenture) sell certain assets, such issuer must offer to repurchase the applicable notes at par, or if a change of control (as specified in the applicable indenture) occurs, such issuer must offer to repurchase all of the relevant notes at a redemption price of 101%; and

•
Our senior secured notes contain certain early redemption provisions including the ability to, during each 12-month period commencing on the issue date for such notes until the applicable call date, redeem up to 10% of the principal amount of the notes to be redeemed at a redemption price equal to 103% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

C&W Notes

The details of the outstanding notes of C&W as of December 31, 2017 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Sable Senior Notes (b) (c)	August 1, 2022	6.875%	$750.0	$750.0	$800.3	$766.9
2027 C&W Senior Notes	September 15, 2027	6.875%	$700.0	700.0	734.9	694.2
2019 C&W Senior Notes (b) (d)	March 25, 2019	8.625%	£146.7	198.4	214.5	207.5
Total				$1,648.4	$1,749.7	$1,668.6

(a)	Amounts are net of deferred financing costs.

(b)	Carrying value includes the impact of premiums recorded in connection with the acquisition accounting for the C&W Acquisition.

(c)	Interest on the Sable Senior Notes is payable semi-annually on February 1 and August 1.

(d)	The 2019 C&W Senior Notes are non-callable and interest is payable annually on March 25.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Financing Transactions

2027 C&W Senior Notes. In August 2017, C&W Senior Financing Designated Activity Company (C&W Senior Financing) issued the 2027 C&W Senior Notes. Interest is payable semi-annually on January 15 and July 15. C&W Senior Financing, which was created for the primary purpose of facilitating the offering of the 2027 C&W Senior Notes, is a special purpose financing entity that is 100% owned by a third-party.

C&W Senior Financing used the proceeds from the 2027 C&W Senior Notes to fund a new term loan (the C&W Financing Loan) with a subsidiary of C&W as the borrower and certain other C&W subsidiaries as guarantors. The call provisions, maturity and applicable interest rate for the C&W Financing Loan are the same as those for the 2027 C&W Senior Notes. C&W Senior Financing’s obligations under the 2027 C&W Senior Notes are secured by interests over (i) certain of C&W Senior Financing’s bank accounts and (ii) C&W Senior Financing’s rights under the C&W Financing Loan. C&W Senior Financing is prohibited from incurring any additional indebtedness, subject to certain exceptions under the applicable indenture. C&W Senior Financing is dependent upon payments from C&W in order to service its payment obligations under the 2027 C&W Senior Notes.

The C&W Financing Loan creates a variable interest in C&W Senior Financing for which C&W is the primary beneficiary. As a result, C&W and Liberty Latin America are required to consolidate C&W Senior Financing and, accordingly, the C&W Financing Loan is eliminated in our consolidated financial statements.

Subject to the circumstances described below, the Sable Senior Notes and 2027 C&W Senior Notes are non-callable until August 1, 2018 and September 15, 2022, respectively. At any time prior to August 1, 2018, in the case of the Sable Senior Notes, and September 15, 2022, in the case of the 2027 C&W Senior Notes, Sable and C&W Senior Financing may redeem some or all of the applicable notes by paying a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to August 1, 2018 or September 15, 2022 (as applicable) using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points, and in the case of the Sable Senior Notes is subject to a minimum 1% of the principal amount outstanding at any redemption date prior to August 1, 2018.
Sable and C&W Senior Financing (as applicable) may redeem some or all of the Sable Senior Notes and 2027 C&W Senior Notes, respectively, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption price
	Sable Senior Notes	2027 C&W Senior Notes

12-month period commencing:	August 1	September 15

2018	105.156%	N.A.
2019	103.438%	N.A.
2020	101.719%	N.A.
2021	100.000%	N.A.
2022	100.000%	103.438%
2023	N.A.	101.719%
2024	N.A.	100.859%
2025 and thereafter	N.A.	100.000%

The net proceeds from the C&W Term Loan B-3 Facility Add-on (as defined and described below) and the C&W Financing Loan were used (i) to redeem in full $1,250.0 million outstanding principal amount of senior notes, issued by Columbus prior to the Columbus Acquisition, and (ii) for general corporate purposes. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $24.1 million. This loss includes (i) the payment of $85.1 million of redemption premiums and (ii) the write-off of $61.0 million of unamortized premiums.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

C&W Credit Facilities

The C&W Credit Facilities are the senior secured credit facilities of certain subsidiaries of C&W. The details of our borrowings under the C&W Credit Facilities as of December 31, 2017 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity (a)	Carrying value (b)
			in millions

C&W Term Loan B-3 Facility (c)	January 31, 2025	LIBOR + 3.50%	$1,825.0	$1,825.0	$—	$1,811.7
C&W Revolving Credit Facility (d)	June 30, 2023	LIBOR + 3.25%	$625.0	50.0	575.0	50.0
C&W Regional Facilities (e)	various dates ranging from 2018 to 2038	3.73% (f)	$468.7	337.2	131.5	337.1
Total				$2,212.2	$706.5	$2,198.8

(a)
The amount related to the C&W Revolving Credit Facility represents the maximum availability without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2017, based on the applicable leverage-based restricted payment tests and leverage covenants, the full amount of unused borrowing capacity under the C&W Credit Facilities was available to be borrowed.

(b)	Amounts are net of discounts and deferred financing costs, where applicable.

(c)
The C&W Term Loan B-3 Facility was issued at 99.5% of par and is subject to a LIBOR floor of 0%. Subsequent to December 31, 2017, C&W entered into a new $1,875.0 million term loan that was primarily used to refinance the existing C&W Term Loan B-3 Facility. For additional information, see note 20.

(d)
The C&W Revolving Credit Facility has a fee on unused commitments of 0.5% per year. The outstanding principal amount was borrowed in 2017 to fund a portion of the contribution to the CWSF (as defined and discussed in note 14).

(e)	Represents certain amounts borrowed by C&W Panama, C&W Jamaica, C&W Barbados, Cable & Wireless Dominica Limited and BTC (collectively, the C&W Regional Facilities).

(f)	Represents a weighted average rate for all C&W Regional Facilities.

2017 Transactions
In May 2017, C&W entered into the C&W Term Loan B-3 Facility, a $1,125.0 million term loan facility. The net proceeds from the C&W Term Loan B-3 Facility were used to prepay in full the $1,100.0 million outstanding principal amount under the C&W Term Loans (as further described below). In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $24.9 million. This loss includes (i) the write-off of $22.7 million of unamortized discounts and deferred financing costs and (ii) the payment of $2.2 million of third-party costs.

In July 2017, the commitments under the C&W Term Loan B-3 Facility were increased by $700.0 million (the C&W Term Loan B-3 Facility Add-on). The C&W Term Loan B-3 Facility Add-on was issued at 99.5% of par with the same maturity and interest rate as the C&W Term Loan B-3 Facility.

2016 Transactions
On May 17, 2016, C&W assumed obligations under a credit agreement dated May 16, 2016, which included the “C&W Term Loans” and the C&W Revolving Credit Facility. A portion of the proceeds from the C&W Term Loans and amounts drawn under the C&W Revolving Credit Facility were used to (i) repay amounts outstanding under the then existing C&W revolving credit facility, (ii) redeem certain senior secured notes issued by C&W and (iii) finance the Special Dividend that was paid to the C&W

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

shareholders in connection with the C&W Acquisition. In connection with these transactions, C&W recognized a gain on debt modification and extinguishment, net, of $1.5 million. This gain includes the net effect of (i) the write-off of $19.0 million of unamortized premium and (ii) the payment of $17.5 million of redemption premium.

In November 2016, C&W entered into a new $300.0 million term loan facility, which had the same maturity date, interest rate and LIBOR floor as the then existing C&W Term Loans. The net proceeds from the new term loan were used to prepay indebtedness under the C&W Revolving Credit Facility and for general corporate purposes.

VTR Finance Senior Secured Notes
In January 2014, VTR issued $1.4 billion principal amount of VTR Finance Senior Secured Notes, due January 15, 2024. At any time prior to January 15, 2019, VTR may redeem some or all of the VTR Finance Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2019 using the discount rate (as specified in the VTR Finance Senior Secured Notes) as of the applicable redemption date plus 50 basis points.
VTR may redeem all or part of the VTR Finance Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the related indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing January 15:
2019	103.438%
2020	102.292%
2021	101.146%
2022 and thereafter	100.000%

LPR Bank Facility
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico is experiencing as a result of the damage caused by the hurricanes, in particular Hurricane Maria, the LPR First Lien Term Loan and the LPR Second Lien Term Loan credit agreements (collectively, the LPR Credit Agreements) were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for $36 million of this equity commitment. The consolidated total net leverage ratio covenant level remained unchanged at 5.50:1. In addition, there was no change to the margins under the LPR Credit Agreements, no fees were paid in connection with these amendments and all other terms of the LPR Credit Agreements remain in full force and effect.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The LPR Bank Facility is the senior secured credit facility of certain subsidiaries of Liberty Puerto Rico. The details of our borrowings under the LPR Bank Facility as of December 31, 2017 are summarized in the following table:

LPR Bank Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Carrying value (a)
			in millions

LPR First Lien Term Loan	January 7, 2022	LIBOR + 3.50% (b)	$850.0	$850.0	$840.1
LPR Second Lien Term Loan	July 7, 2023	LIBOR + 6.75% (b)	$92.5	92.5	91.1
LPR Revolving Loan (c)	July 7, 2020	LIBOR + 3.50%	$40.0	40.0	40.0
Total				$982.5	$971.2

(a)	Amounts are net of discounts and deferred financing costs.

(b)	The LPR First Lien Term Loan and the LPR Second Lien Term Loan credit agreements each have a LIBOR floor of 1.0%.

(c)
The LPR Revolving Loan has a fee on unused commitments of 0.50% or 0.375%, depending on the consolidated total net leverage ratio (as specified in the LPR Bank Facility). In October 2017, Liberty Puerto Rico borrowed in full the $40.0 million LPR Revolving Loan under the LPR Bank Facility.

Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of December 31, 2017 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2017 exchange rates:
Debt:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Years ending December 31:
2018	$159.5	$97.4	$—	$256.9
2019	246.1	—	—	246.1
2020	39.1	—	40.0	79.1
2021	134.9	—	—	134.9
2022	775.1	—	850.0	1,625.1
Thereafter	2,545.9	1,400.0	92.5	4,038.4
Total debt maturities	3,900.6	1,497.4	982.5	6,380.5
Premiums, discounts and deferred financing costs, net	6.8	(22.0)	(11.3)	(26.5)
Total debt	$3,907.4	$1,475.4	$971.2	$6,354.0
Current portion	$159.5	$97.4	$—	$256.9
Noncurrent portion	$3,747.9	$1,378.0	$971.2	$6,097.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Capital lease obligations:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Year ending December 31:
2018	$6.6	$0.3	$—	$6.9
2019	9.1	0.4	—	9.5
2020	1.5	0.1	—	1.6
2021	0.1	—	—	0.1
Total principal and interest payments	17.3	0.8	—	18.1
Amounts representing interest	(0.6)	—	—	(0.6)
Present value of net minimum lease payments	$16.7	$0.8	$—	$17.5
Current portion	$6.1	$0.3	$—	$6.4
Noncurrent portion	$10.6	$0.5	$—	$11.1

Non-cash Financing Transactions
During 2015, Liberty Puerto Rico increased principal amounts borrowed under the LPR Bank Facility aggregating $267.5 million in non-cash transactions that were used to settle outstanding obligations under a bridge loan incurred by LCPR Cayman Holding Inc., a wholly-owned subsidiary of LiLAC Communications, in connection with the Choice Acquisition. For additional information regarding the Choice Acquisition, see note 4.
During 2017, Liberty Puerto Rico borrowed an additional $85.0 million under the existing LPR First Lien Term Loan from existing LPR Second Lien Term Loan lenders. The net proceeds were used to prepay $85.0 million of the outstanding principal amount under the LPR Second Lien Term Loan. The exchange in principal amounts was treated as a non-cash transaction in our consolidated statement of cash flows.
In connection with the 2017 C&W Term Loan B-3 Facility financing, certain lenders of the C&W Term Loans novated $929.1 million principal amount under the C&W Term Loans into the C&W Term Loan B-3 Facility, representing a non-cash financing transaction.

(10)	Income Taxes
Period post Split-Off
As further described in note 1, we entered into a Tax Sharing Agreement (as defined in note 12) with Liberty Global that became effective upon consummation of the Split-Off. Pursuant to the Tax Sharing Agreement, tax liabilities and benefits relating to taxable periods before and after the Split-Off will be computed and apportioned between Liberty Latin America and Liberty Global, and responsibility for payment of those tax liabilities (including any taxes attributable to the Split-Off and related internal restructurings) and use of those tax benefits will be allocated between Liberty Latin America and Liberty Global. Furthermore, the Tax Sharing Agreement sets forth the rights of Liberty Latin America and Liberty Global in respect of the preparation and filing of tax returns, the handling of audits or other tax proceedings and assistance and cooperation and other matters, in each case, for taxable periods ending on or before or that otherwise include the date of the Split-Off.
Periods prior to Split-Off
Prior to the Split-Off, the income taxes of Liberty Latin America were presented on a standalone basis, and each tax paying entity or group within Liberty Latin America was presented on a separate return basis. Liberty Latin America included Liberty Global subsidiaries that were included in combined or consolidated tax returns, including tax returns in the Netherlands (the Dutch Fiscal Unity), the U.K. (the U.K. Tax Group) and the U.S. (the U.S. Tax Group). These tax groups also included Liberty Global subsidiaries that were not included in Liberty Latin America. Certain of the entities included in the Dutch Fiscal Unity, the U.K. Tax Group and the U.S. Tax Group were included in Liberty Latin America. As a result, we recorded related-party tax allocations to recognize changes in the tax attributes of certain entities of Liberty Latin America that were included in the Dutch Fiscal Unity,

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

the U.K. Tax Group or the U.S. Tax Group. Prior to the July 1, 2015 completion of the LiLAC Transaction, the related-party tax allocations reflected in these consolidated financial statements were not cash settled and were not the subject of Tax Sharing Agreements. Accordingly, related-party tax allocations prior to July 1, 2015 are reflected as adjustments to accumulated net contributions (distributions) in our consolidated statements of equity.
In connection with the LiLAC Transaction, effective July 1, 2015, the allocation of tax attributes between Liberty Latin America and subsidiaries of Liberty Global that were not included in Liberty Latin America were based on a tax sharing policy. This tax sharing policy generally resulted in the allocation of a portion of Liberty Global’s tax attributes to Liberty Latin America based on the relative tax attributes of the legal entities included in Liberty Latin America. Nevertheless, to the extent that Liberty Global management concluded the actions or results of one group gave rise to changes in the tax attributes of the other group, the change in those tax attributes were generally allocated to the group whose actions or results gave rise to such changes. Similarly, in cases where legal entities in one group joined in a common tax filing with entities of the other group, changes in the tax attributes of the group that included the filing entity that were the result of the actions or financial results of one or more entities of the other group were allocated to the group that did not include the filing entity. For periods beginning on and after July 1, 2015, we did not record non-interest bearing related-party payables and receivables in connection with the allocation of tax attributes to the extent that tax assets were utilized or taxable income was included in the return for the applicable tax year. These related-party payables and receivables were expected to be cash settled annually within 90 days following the filing of the relevant tax return. Changes to previously filed tax returns will be reflected in the related-party payables and receivables, and any prior settlement of payables will be adjusted to reflect amended tax filings.
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where a Tax Assurance Certificate has been granted to guarantee that any imposition of income or other taxes will not be applicable to Liberty Latin America through March 31, 2035. Accordingly, Liberty Latin America does not file a primary corporate income tax return in Bermuda, although various subsidiaries in other jurisdictions are taxable on operations and do file income tax returns in their respective jurisdictions. The income taxes of Liberty Latin America are presented, prior to the Split-Off, on a separate return basis for each tax-paying entity or group.
The components of our earnings (loss) before income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
	in millions

U.K.	$(188.7)	$(234.8)	$(2.3)
Puerto Rico	(101.8)	57.0	13.9
Chile	127.2	47.4	182.3
The Netherlands	(24.3)	(42.2)	(106.1)
Barbados	(39.0)	(29.7)	—
Jamaica	13.3	(25.9)	—
U.S.	(194.0)	24.5	4.5
The Bahamas	(90.5)	22.7	—
Panama	86.2	19.4	—
Other (a)	(239.6)	63.5	—
Total	$(651.2)	$(98.1)	$92.3

(a)
The amount for the year ended December 31, 2017 includes impairment charges of $191.2 million and $112.5 million in our Trinidad and Tobago and British Virgin Islands reporting units, respectively. For additional information regarding asset impairments, see note 8.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2017:
Chile	$(178.6)	$(2.6)	$(181.2)
Puerto Rico	(2.1)	41.5	39.4
U.K.	(6.1)	(0.6)	(6.7)
Barbados	(18.3)	3.1	(15.2)
The Netherlands	(2.6)	(1.3)	(3.9)
Panama	(23.8)	7.4	(16.4)
Other (a)	(51.1)	87.6	36.5
Total	$(282.6)	$135.1	$(147.5)
Year ended December 31, 2016:
Chile	$(162.6)	$(11.2)	$(173.8)
Puerto Rico	0.2	(23.1)	(22.9)
U.K	(3.0)	(6.4)	(9.4)
Barbados	(13.9)	5.8	(8.1)
The Netherlands	(0.1)	(7.6)	(7.7)
Panama	(18.6)	14.1	(4.5)
Other (a)	(14.4)	(65.1)	(79.5)
Total	$(212.4)	$(93.5)	$(305.9)
Year ended December 31, 2015:
Chile	$(57.4)	$13.5	$(43.9)
U.S (a)	1.2	(9.9)	(8.7)
Puerto Rico	(3.0)	8.6	5.6
U.K	—	0.5	0.5
Total	$(59.2)	$12.7	$(46.5)

(a)
The amounts include (i) related-party current tax expense of Liberty Latin America of $9.4 million during 2017, (ii) related-party current tax benefit of the U.S. Tax Group of $12.0 million during 2016, (iii) related-party current tax benefit of the U.S. Tax Group of $2.1 million during the six months ended December 31, 2015 and (iii) related-party deferred tax benefit of the U.S. Tax Group of $1.5 million during the six months ended June 30, 2015. The U.S. Tax Group benefits were recorded as an adjustment of equity through June 30, 2015 and as a current receivable at subsequent balance sheet dates.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2017	2016	2015
	in millions

Computed expected tax benefit (expense) (a)	$—	$19.6	$(18.7)
Non-deductible expenses	(173.4)	(155.8)	(5.9)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America Group entities	5.5	(92.0)	(9.6)
Increase in valuation allowances	(59.0)	(27.2)	(14.8)
International rate differences (a) (b)	116.4	(17.1)	(0.6)
Enacted tax law and rate changes (c) (d) (e) (f)	83.7	(4.5)	1.5
Effect of non-deductible goodwill impairments	(101.9)	—	—
Other, net	(18.8)	(28.9)	1.6
Total income tax expense	$(147.5)	$(305.9)	$(46.5)

(a)
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda and, therefore, the “statutory” or “expected” tax rate for the 2017 tax year is 0% as the Company is exempt from income taxes on ordinary income and capital gains. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. Accordingly, “international rate differences” set forth in the table above, reflects the computed tax benefit (expense) on pre-tax book income or (loss) in each taxable jurisdiction. The comparative years of 2016 and 2015 were computed on the basis that the statutory or “expected” tax rates are the U.K. rates of 20% for 2016 and 20.25% for 2015, given the organizational structure of the Company in those years. The statutory or “expected” rate for 2015 is a blended rate based on applicable U.K. rates before and after the rate change that took place on April 1 of such year.

(b)
The 2017 corporate tax rates applicable to our primary tax jurisdictions are: Chile 25.5%; Puerto Rico 39%; U.K. 19%; Barbados 2.5% and 25%; the Netherlands 25%; and Panama 25%. The corporate tax rates applicable to our Barbados operations varies as we have operations that represent different types of business entities and, accordingly, calculate tax at both 2.5% and 25%.

(c)
On January 1, 2017, legislation was enacted that changed the income tax rate in Trinidad and Tobago from 25% to 30%. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the first quarter of 2017 when the change in tax law was enacted.

(d)
On December 22, 2017, the Tax Cuts and Jobs Act legislation was enacted in the U.S., which permanently reduces the corporate income tax rate to 21% (effective January 1, 2018), among other corporate income tax changes. Substantially all of the impact of this rate change on our U.S. deferred tax balances was recorded during the fourth quarter of 2017 when the change in tax law was enacted.

(e)
During 2015, the U.K. enacted legislation that will change the corporate income tax rate from the current rate of 20% to 19% in April 2017 and 18% in April 2020. Substantially all of the impact of these rate changes on Liberty Latin America’s deferred tax balances was recorded in the fourth quarter of 2015 when the change in law was enacted. During the third quarter of 2016, the U.K. enacted legislation that will further reduce the corporate income tax rate in April 2020 from 18% to 17%. Substantially all of the impact of this rate change on Liberty Latin America’s deferred tax balances was recorded during the third quarter of 2016.

(f)
The corporate tax rate applicable to our Chilean operations increased from 22.5% in 2015 to 24% in 2016 and 25.5% in 2017 and, in 2018 and future years, will increase to 27%. As of 2017, the 35% withholding tax applicable to payments made by our Chilean operations to non-resident shareholders will be based only on actual distributions to shareholders and only 65% of the actual corporate tax paid by our Chilean operations will be available to be used as a credit against this withholding tax. In the case of shareholders resident in countries that have tax treaties in force with Chile, there will be a full credit for the corporate tax paid.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
	in millions

Deferred tax assets	$138.0	$103.7
Deferred tax liabilities	(533.4)	(637.9)
Net deferred tax liability	$(395.4)	$(534.2)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2017	2016
	in millions
Deferred tax assets:
Net operating losses and other carryforwards	$1,305.2	$1,299.8
Debt	89.6	69.0
Property and equipment, net	121.8	68.2
Intangible assets	98.4	13.4
Derivative instruments	30.2	13.1
Other future deductible amounts	117.2	101.0
Deferred tax assets	1,762.4	1,564.5
Valuation allowance	(1,282.2)	(1,328.4)
Deferred tax assets, net of valuation allowance	480.2	236.1
Deferred tax liabilities:
Investments	(232.3)	(341.2)
Intangible assets	(300.2)	(237.6)
Property and equipment, net	(301.1)	(174.5)
Other future taxable amounts	(42.0)	(17.0)
Deferred tax liabilities	(875.6)	(770.3)
Net deferred tax liability	$(395.4)	$(534.2)

The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2017	2016	2015
	in millions

Balance at beginning of period	$1,328.4	$70.1	$67.5
Net tax expense related to operations	59.0	27.2	14.8
Translation adjustments	26.1	(238.0)	(9.8)
Business acquisitions and other	(131.3)	1,469.1	(2.4)
Balance at end of period	$1,282.2	$1,328.4	$70.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards and related tax assets at December 31, 2017 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,791.6	$814.6	Indefinite
Amount attributable to net operating losses	1,313.5	223.3	Indefinite
Barbados	969.8	41.1	2018 - 2024
Jamaica	424.1	141.3	Indefinite
United States	138.6	31.7	2027 - 2037
Puerto Rico	61.2	23.9	2024 - 2027
Chile	24.5	6.6	Indefinite
Other	83.9	22.7	Various
Total	$7,807.2	$1,305.2

A valuation allowance of $1,227.5 on the net operating loss carryforwards as of December 31, 2017 has been recorded where we do not expect to generate future taxable income or where certain losses may be limited in use due to change in control or same-business tests.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Further, tax jurisdictions restrict the type of taxable income that the above losses are able to offset.

Through our consolidated subsidiaries, we maintain a presence in many countries. Many of these countries maintain highly complex tax regimes. We have accounted for the effect of these taxes based on what we believe is reasonably expected to apply to us and our consolidated subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws. Because some jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in other major industrialized countries, it may be difficult to anticipate how other jurisdictions will tax our and our consolidated subsidiaries’ current and future operations.

Although we intend to take reasonable tax planning measures to limit our tax exposures, no assurance can be given that we will be able to do so.

We file income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

In general, tax returns filed by, or that include, entities comprising Liberty Latin America for years prior to 2008 are no longer subject to examination by tax authorities. We are currently undergoing income tax audits in Chile, Panama, Trinidad and Tobago and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. At VTR, adjustments received from the Chilean tax authorities for the tax years 2011 through 2014 are in dispute. We have appealed the adjustments related to the 2011 through 2014 tax years to the Chilean tax courts.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2017	2016	2015
	in millions

Balance at January 1	$182.3	$3.6	$—
Additions for tax positions of prior years	67.6	136.4	—
Effects of business acquisitions	—	38.0	—
Additions based on tax positions related to the current year	24.0	10.0	3.9
Lapse of statute of limitations	(5.9)	(6.0)	—
Foreign currency translation	17.8	1.1	(0.3)
Decrease for settlement with tax authorities	(1.0)	—	—
Reductions for tax positions of prior years	(20.3)	(0.8)	—
Balance at December 31	$264.5	$182.3	$3.6

No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.

As of December 31, 2017, our unrecognized tax benefits included $261.1 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2018, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2017. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2018. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2018.

During 2017, 2016 and 2015, our income tax benefit (expense) includes net income tax expense of $21.6 million, $14.6 million and nil, respectively, representing the net accrual of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $40.7 million and $19.0 million at December 31, 2017 and 2016, respectively.

(11)	Equity
Share Capital. In connection with the Split-Off, we issued 48,428,841, 1,940,193 and 120,843,539 shares of Class A, Class B and Class C common stock, respectively. As a result, the accumulated net contributions balance as of December 29, 2017 was reclassified to additional paid-in capital and is reflected as a change in capitalization in connection with the Split-Off in our consolidated statement of equity.

Voting rights. Holders of Class A common shares and Class B common shares will vote together as a single class on all matters submitted to a vote of Liberty Latin America’s shareholders. The holders of Class A common shares have one vote per share, the holders of Class B common shares have 10 votes per share and the holders of Class C common shares generally have no votes per share, unless a right to vote is required under applicable law, in which case holders of Class C common shares will vote as a single class with the holders of Class A common shares and Class B common shares and will be entitled to 1/100 of a vote on such matter for each Class C common share. Each Class B common share is convertible at the option of the holder for one Class A common share.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The U.S. dollar equivalents (at the applicable rate) of the components of our contributions (distributions), net, in our consolidated statements of equity are as follows:

	Year ended December 31,
	2017	2016	2015
	in millions

Contributions from (distributions to) Liberty Global (a) (b) (c)	$(53.2)	$(21.4)	$110.2
C&W Barbados NCI Acquisition (d)	(39.6)	—	—
Contributions from (distributions to) noncontrolling interest owners (e) (f)	(45.9)	(61.9)	6.8
Total	$(138.7)	$(83.3)	$117.0

(a)	During 2017 (for the period prior to December 29, 2017) and 2016, we made capital distributions to reimburse Liberty Global for LiLAC Shares repurchased by Liberty Global.

(b)
On June 30, 2015, Liberty Global made a $100.0 million cash contribution to Liberty Latin America in order to provide liquidity to fund, among other things, Liberty Latin America's ongoing operating costs and acquisitions.

(c)
On June 3, 2015, Liberty Global and Searchlight made cash capital contributions of $10.2 million and $6.8 million, respectively, to a parent of Liberty Puerto Rico to partially fund the purchase price for the Choice Acquisition.

(d)
Effective September 1, 2017, we increased our ownership in C&W Barbados from 81.1% to 100% by acquiring all of the issued and outstanding common shares of C&W Barbados that we did not already own for Barbadian dollars (Bds) of Bds$2.86 per share (the C&W Barbados NCI Acquisition). As of December 31, 2017, Bds$64.5 million ($32.3 million) of the consideration was paid, including Bds$1.7 million ($0.9 million) in transaction fees, and the remaining Bds$14.7 million ($7.3 million) was recorded as a liability in our consolidated balance sheet.

(e)	During 2017, C&W and Liberty Puerto Rico paid distributions aggregating $31.3 million and $14.6 million, respectively, to noncontrolling interest owners.

(f)	During 2016, C&W and Liberty Puerto Rico paid distributions aggregating $52.1 million and $9.8 million, respectively, to noncontrolling interest owners.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(12)	Related-party Transactions
Prior to the consummation of the Split-Off, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon completion of the Split-Off, the fees and allocated costs and expenses have been replaced by fees pursuant to the Split-Off Agreements. See discussion under “Split-Off Agreements” below for additional information regarding fees to be charged by Liberty Global to us subsequent to the Split-Off.

Our related-party transactions are as follows:

	Year ended December 31,
	2017	2016	2015
	in millions

Revenue	$4.0	$6.5	$—
Allocated share-based compensation expense	(12.5)	(8.7)	(0.9)
Charges from Liberty Global	(12.0)	(8.5)	(4.3)
Included in operating income (loss)	(20.5)	(10.7)	(5.2)
Interest income	1.5	4.2	—
Allocated tax benefit (expense)	(9.4)	12.0	3.6
Included in net earnings (loss)	$(28.4)	$5.5	$(1.6)

Revenue. Amounts primarily represent revenue from the Carve-out Entities for (i) management services C&W provided to the Carve-out Entities to operate and manage their business under a management services agreement and (ii) products and services that C&W provided to the Carve-out Entities in the normal course of business. The services that we provided to the Carve-out Entities were provided at the direction of, and subject to the ultimate control and oversight of, the Carve-out Entities. As discussed in note 4, C&W acquired the Carve-out Entities on April 1, 2017.
Allocated share-based compensation expense. These amounts represent share-based compensation that Liberty Global allocated to us with respect to share-based incentive awards held by our employees. For additional information, see note 15.

Charges from Liberty Global. Following the LiLAC Transaction, Liberty Global began to allocate a portion of the costs of their corporate functions, excluding share-based compensation expense, to us based primarily on the estimated percentage of time spent by corporate personnel providing services to us. From July 1, 2015 through December 31, 2016, the annual amount allocated was $8.5 million. Effective January 1, 2017, the annual allocation was increased to $12.0 million. The allocated costs, which were cash settled, are included in SG&A expenses in our consolidated statements of operations. Although we believe the allocated costs are reasonable, no assurance can be given that such costs are reflective of the costs we would have incurred as a standalone company. Upon consummation of the Split-Off, we will no longer be allocated costs from Liberty Global but will prospectively incur charges under certain of the Split-Off Agreements described below.
Interest income. These amounts includes interest income on C&W’s related-party loans receivable, as further described below. This amount is included in other income (expense), net, in our consolidated statements of operations.
Tax allocations. Amounts represent related-party income tax allocations recognized prior to the Split-Off, as further described in note 10. See below and note 10 for additional information regarding the Tax Sharing Agreement with Liberty Global that became effective upon the consummation of the Split-Off.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following table provides details of our significant related-party balances:

	December 31,
	2017	2016
	in millions
Assets:
Loans receivable (a)	$—	$86.2
Current assets – related-party receivables (b)	4.2	58.5
Income tax receivable (c)	—	12.0
Total assets	$4.2	$156.7

Liabilities – Accounts payable and other accrued and current liabilities (d)	$1.4	$28.9

(a)
Represents loans receivable from New Cayman to C&W that bore interest at 8.0% per annum. On April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities, at which time these loans receivable were settled in exchange for the equity of the Carve-out Entities. For additional information regarding the Carve-out Entities, see note 4.

(b)	Represents (i) non-interest bearing receivables due from New Cayman ($45.5 million at December 31, 2016) and (ii) non-interest bearing receivables due from certain Liberty Global subsidiaries.

(c)	Represents amount related to tax allocations from Liberty Global, as further described in note 10, which was settled during 2017.

(d)
Represents (i) non-interest bearing amounts owed by C&W to the Carve-out Entities ($19.4 million at December 31, 2016) and (ii) non-interest bearing payables to certain Liberty Global subsidiaries. As discussed in note 4, C&W acquired the Carve-out Entities on April 1, 2017.

Split-Off Agreements
In connection with the Split-Off, Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries entered into the Split-Off Agreements. The following summarizes the material agreements:

•
a reorganization agreement, (the Reorganization Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Global and Liberty Latin America with respect to and resulting from the Split-Off;

•
a tax sharing agreement (the Tax Sharing Agreement), which governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. For additional information, see note 10;

•
a services agreement (the Services Agreement), pursuant to which, for up to two years following the Split-Off with the option to renew for a one-year period, Liberty Global will provide Liberty Latin America with specified services, including access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, other services to support Liberty Latin America’s legal, tax, accounting and finance departments, and certain technical and information technology services (including software development services associated with the Horizon platform, management information systems, computer, data storage, and network and telecommunications services);

•
a sublease agreement (the Sublease Agreement), pursuant to which Liberty Latin America will sublease office space from Liberty Global in Denver, Colorado until May 31, 2031, subject to customary termination and notice provisions; and

•
a facilities sharing agreement (the Facilities Sharing Agreement), pursuant to which, for as long as the Sublease Agreement remains in effect, Liberty Latin America will pay a fee for the usage of certain facilities at the office space in Denver, Colorado.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(13)	Restructuring Liabilities
A summary of changes in our restructuring liabilities during 2017 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2017	$4.0	$26.9	$30.9
Restructuring charges	34.7	6.3	41.0
Cash paid	(33.1)	(10.0)	(43.1)
Foreign currency translation adjustments and other	0.6	2.2	2.8
Restructuring liability as of December 31, 2017	$6.2	$25.4	$31.6

Current portion	$6.2	$11.0	$17.2
Noncurrent portion	—	14.4	14.4
Total	$6.2	$25.4	$31.6

Our restructuring charges during 2017 primarily include (i) employee severance and termination costs associated with certain reorganization and integration activities of $23.3 million and $10.2 million at C&W and VTR, respectively, and (ii) contract termination costs of $5.7 million at VTR.
A summary of changes in our restructuring liabilities during 2016 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2016	$2.2	$28.9	$31.1
Restructuring charges	17.3	17.1	34.4
Cash paid	(27.8)	(12.0)	(39.8)
C&W Acquisition	15.3	0.7	16.0
Foreign currency translation adjustments and other	(3.0)	(7.8)	(10.8)
Restructuring liability as of December 31, 2016	$4.0	$26.9	$30.9

Current portion	$4.0	$8.2	$12.2
Noncurrent portion	—	18.7	18.7
Total	$4.0	$26.9	$30.9

Our restructuring charges during 2016 primarily include (i) employee severance and termination costs of $11.6 million at VTR related to certain reorganization and integration activities and (ii) contract termination costs of $11.6 million at Liberty Puerto Rico and $5.5 million at VTR.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

A summary of changes in our restructuring liabilities during 2015 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2015	$2.4	$43.8	$46.2
Restructuring charges	3.1	10.5	13.6
Cash paid	(1.9)	(21.1)	(23.0)
Foreign currency translation adjustments and other	(1.4)	(4.3)	(5.7)
Restructuring liability as of December 31, 2015	$2.2	$28.9	$31.1

Our restructuring charges during 2015 primarily include (i) employee severance and termination costs related to certain reorganization and integration activities of $2.6 million at Liberty Puerto Rico following the Choice Acquisition and (ii) contract termination costs of $6.0 million at VTR and $4.5 million at Liberty Puerto Rico.

(14)	Defined Benefit Plans
C&W maintains various funded defined benefit plans for its employees, including (i) the Cable & Wireless Superannuation Fund (CWSF), which is C&W’s largest defined benefit plan, and (ii) plans in Jamaica and Barbados. A significant portion of these defined benefit plans are closed to new entrants, and existing participants do not accrue any additional benefits.
C&W also operates unfunded defined benefit arrangements in the U.K., which are governed by individual trust deeds. One arrangement incorporates a covenant requiring C&W to hold security against the value of the liabilities. The security is in the form of U.K. Government Gilts, which are included in other assets, net, in our consolidated balance sheets. At December 31, 2017 and 2016, the carrying value of our investment in the U.K. Government Gilts was $37.2 million and $32.3 million, respectively.
Annual service costs for these employee benefit plans is determined using the projected unit credit actuarial method. The C&W subsidiaries that maintain funded plans have established investment policies for plan assets. The investment strategies are long-term in nature and generally designed to meet the following objectives:
•ensure that funds are available to pay benefits as they become due;
•maximize the total returns on plan assets subject to prudent risk taking; and
•preserve or improve the funded status of the trusts over time.
The weighted average assumptions used in determining our benefit obligations and net periodic pension cost are as follows:

	December 31,
	2017	2016

Expected rate of salary increase	0.6%	0.7%
Discount rate	3.0%	3.3%
Discount rate – CWSF uninsured liability	2.4%	2.3%
Return on plan assets	3.2%	3.9%
Retail price index inflation rate	3.7%	3.5%
Consumer price index inflation rate	2.2%	2.0%

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The present value of the CWSF vested benefit obligations has been calculated as of December 31, 2017. Assumptions used are best estimates from a range of possible actuarial assumptions, which may not necessarily be borne out in practice. The assumptions related to mortality rates for the CWSF and U.K. unfunded plans are based upon the second series of Self-Administered Pension Scheme and the actual experience of the plan participants and dependents. In addition, allowance was made for future mortality improvements in line with the 2016 Continuous Mortality Investigation core projections with a long-term rate of improvement of 1.25% per annum. Based on these assumptions, the life expectancies of participants aged 60 are as follows:

	December 31,
	2017	2027	2037
	years

Male participants and dependents	28.0	28.7	29.6
Female participants	28.0	28.9	29.7
Female dependents	28.4	29.2	30.0

Risk
Through our defined benefit pension plans, we are exposed to a number of risks, the most significant of which are detailed below. The net pension liability can be significantly influenced by short-term market factors.
The calculation of the net surplus or deficit of the respective plans depends on factors that are beyond our control, principally (i) the value at the balance sheet date of equity securities in which the respective plan has invested and (ii) long-term interest rates, which are used to discount future liabilities. The funding of the respective plans is based on long-term trends and assumptions relating to market growth, as advised by qualified actuaries and investment advisors, including:

•	Investment returns: Our net pension assets (liabilities) and contribution requirements are heavily dependent upon the return on the invested assets;

•
Longevity: The cost to the company of the pensions promised to members is dependent upon the expected term of these payments. To the extent that members live longer than expected this will increase the cost of these arrangements; and

•	Inflation rate risk: In the U.K., pension obligations are impacted by inflation and, as such, higher inflation will lead to higher pension liabilities.
At December 31, 2017, the above risks have been mitigated for approximately 61% of the CWSF’s liabilities and all of the Jamaican plan’s liabilities through the purchase of insurance policies, the payments from which exactly match the corresponding obligations to employees. The remaining investment risks in the CWSF have also been mitigated to a certain extent by diversification of the return-seeking assets.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Sensitivity analysis
The following table summarizes (i) the impact a 1.0% increase or decrease in the applicable actuarial assumed rate would have on the valuation of our pension plans and (ii) the impact of plan participants living, on average, one year longer or one year less than assumed would have on the valuation of the CWSF:

	Increase	Decrease
	in millions
CWSF and U.K. unfunded arrangements
Discount rate:
Effect on defined benefit obligation	$(229.0)	$289.0
Effect on defined benefit obligation, net of annuity insurance policies	$(111.0)	$146.0
Inflation (and related increases):
Effect on defined benefit obligation	$161.0	$(152.0)
Effect on defined benefit obligation, net of annuity insurance policies	$87.0	$(79.0)
Life expectancy:
Effect on defined benefit obligation	$84.0	$(82.0)
Effect on defined benefit obligation, net of annuity insurance policies	$23.0	$(23.0)
Other plans
Discount rate – effect on defined benefit obligation	$(14.8)	$18.8

The sensitivity analysis is based on a standalone change in each assumption while holding all other assumptions constant. As reflected above, the impact on the net pension liability is significantly reduced for the CWSF as a result of the annuity insurance policies we hold.
Using the projected unit credit method for the valuation of liabilities, the current service cost is expected to increase when expressed as a percentage of pensionable payroll as the members of the plans approach retirement.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following tables summarize the activities of the C&W pension plans during the year ended December 31, 2017 and for the period from the date of the C&W Acquisition (May 16, 2016) to December 31, 2016, as applicable.
The following is a summary of the funded status of our defined benefit plans:

	December 31,
	2017	2016
	in millions

Projected benefit obligation at beginning of period	$1,944.0	$—
Acquisition (a)	—	2,025.5
Service cost	1.2	0.9
Contributions by plan participants	1.2	—
Interest cost	58.8	42.9
Actuarial loss (gain)	(47.2)	213.0
Benefits paid	(103.1)	(68.8)
Divestitures, settlements and other	0.3	6.9
Effect of changes in foreign currency exchange rates	164.8	(276.4)
Projected benefit obligation at end of period	$2,020.0	$1,944.0

Accumulated benefit obligation at end of period	$2,016.3	$1,939.6

Fair value of plan assets at beginning of period	$1,909.1	$—
Acquisition (a)	—	1,993.4
Actual return on plan assets	13.8	252.4
Contributions by employer	130.0	(5.6)
Contributions by plan participants	1.2	—
Benefits paid	(103.1)	(68.8)
Divestitures, settlements and other	0.3	6.9
Effect of changes in foreign currency exchange rates	167.4	(269.2)
Fair value of plan assets at end of period	$2,118.7	$1,909.1
Net asset (liability)	$98.7	$(34.9)

(a)	Relates to the C&W Acquisition.
Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2017	2016
	in millions

Noncurrent assets	$143.9	$19.3
Noncurrent liabilities	(45.2)	(54.2)
	$98.7	$(34.9)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The asset allocation by asset category, asset mix and fair value hierarchy level (as further described in note 6) of our defined benefit plan assets are as follows:

	Asset mix (a)	December 31, 2017
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	27.0	$572.8	$347.5	$225.3	$—
Bonds (b)	8.4	177.2	175.1	2.1	—
Insurance contracts (c)	54.2	1,147.8	—	—	1,147.8
Real estate	1.2	26.5	13.9	0.9	11.7
Private equity	0.6	11.9	—	—	11.9
Guarantee investment contracts	5.8	122.7	10.8	111.9	—
Cash	2.8	59.8	59.8	—	—
Total	100.0	$2,118.7	$607.1	$340.2	$1,171.4

	Asset mix (a)	December 31, 2016
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	22.9	$436.7	$436.7	$—	$—
Bonds (b)	15.1	288.5	287.7	0.8	—
Insurance contracts (c)	52.7	1,006.9	—	—	1,006.9
Real estate	2.0	38.3	13.1	0.9	24.3
Private equity	0.6	11.4	—	—	11.4
Guarantee investment contracts	6.0	114.5	7.6	106.9	—
Cash	0.7	12.8	12.8	—	—
Total	100.0	$1,909.1	$757.9	$108.6	$1,042.6

(a)
We review the asset allocations within the respective portfolios on a regular basis. Generally, the plans do not have explicit asset mix targets other than for the equity securities and bond portfolios within the CWSF on a consolidated basis. The asset mix is primarily subject to, among other considerations, a de-risking plan related to the CWSF.

(b)	Amounts primarily include (i) fixed-interest and index-linked U.K. Government Gilts held by the CWSF and (ii) bonds held by the Jamaica plan.

(c)
The trustee of the CWSF has purchased a bulk annuity policy pursuant to which the insurer assumed responsibility for the benefits payable to certain of the CWSF’s participants. At December 31, 2017 and 2016, approximately 61% and 60%, respectively, of the liabilities in the CWSF are matched by the annuity policy assets, which reduces the funding risk for the company.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

A reconciliation of the beginning and ending balances of our plan assets measured at fair value using Level 3 inputs is as follows:

	December 31,
	2017	2016
	in millions

Balance at beginning of period	$1,042.6	$—
Acquisition (a)	—	1,158.1
Gains (losses) relating to assets still held at year-end	(9.0)	99.5
Purchases, sales and settlements of investments, net	38.0	(48.8)
Foreign currency translation adjustments	99.8	(166.2)
Balance at end of period	$1,171.4	$1,042.6

(a)	Relates to the C&W Acquisition.
The components of net periodic pension benefit recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2017	2016
	in millions

Service cost	$1.2	$0.9
Interest cost	58.8	42.9
Expected return on plan assets	(73.0)	(46.7)
Other	(0.3)	—
Net periodic pension benefit	$(13.3)	$(2.9)

The net actuarial loss recognized in accumulated other comprehensive earnings (loss) during the year and not yet recognized as a component of net period benefit cost at December 31, 2017 is as follows:

	Year ended December 31,
	2017	2016
	in millions

Balance at beginning of period	$(9.7)	$—
Actuarial gain (loss) on projected benefit obligation	47.2	(213.0)
Actuarial gain (loss) on plan assets (a)	(59.2)	202.9
Foreign currency translation adjustments	1.9	0.4
Balance at end of period	$(19.8)	$(9.7)

(a)	Represents the actual less expected return on plan assets.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Based on December 31, 2017 exchange rates, the benefits that we currently expect to pay during the next five years and in the aggregate for the five years thereafter with respect to our defined benefit plans are as follows (in millions):

Year ending December 31:
2018	$85.6
2019	87.3
2020	89.4
2021	91.3
2022	93.0
2023 – 2027	483.2

Other
Subsequent to the completion of the C&W Acquisition, C&W made cash contributions to the CWSF of $1.1 million during 2016, which was based in part on the triennial actuarial funding valuation as of March 31, 2013.
The C&W Acquisition constituted a “change of control” under a contingent funding agreement between C&W and the trustee of the CWSF (the Contingent Funding Agreement). Under the terms of the Contingent Funding Agreement, the change in control provided the trustee of the CWSF with the right to satisfy certain funding requirements of the CWSF through the utilization of letters of credit aggregating £100.0 million that were put in place in connection with the Columbus Acquisition. On June 26, 2017, the trustee of the CWSF elected to utilize the funding right under these letters of credit and, accordingly, C&W contributed £100.0 million ($129.6 million at the applicable rate) to the CWSF on July 3, 2017, comprising $79.6 million (equivalent) of existing cash and $50.0 million of borrowings under the C&W Revolving Credit Facility.
Taking into account the aforementioned £100.0 million contribution and based on the triennial valuation that was completed in July 2017, no funding deficit exists with respect to the CWSF. As a result, we do not expect to make material contributions to the CWSF through April 2019. In addition, based on December 31, 2017 exchange rates and information available as of that date, C&W’s 2018 contributions are expected to aggregate $5.6 million, including amounts contributed to the unfunded defined benefit arrangements in the U.K. and the defined benefit plans in Jamaica and Barbados.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(15)	Share-based Compensation
Our share-based compensation expense includes (i) amounts allocated from Liberty Global to Liberty Latin America prior to the Split-Off related to share-based incentive awards held by our employees, (ii) amounts related to the VTR Plan and (iii) amounts related to the Liberty Puerto Rico Plan. The amounts allocated from Liberty Global to Liberty Latin America relate to share-based incentive awards held by our employees associated with both LiLAC Shares, which, as discussed below, were replaced with Liberty Latin America based awards, and Liberty Global Shares.
Share-based compensation expense allocated to Liberty Latin America by Liberty Global is reflected as an increase (decrease) to accumulated net contributions (distributions) in our consolidated statements of equity. Share-based compensation expense related to share-based incentive awards issued under the VTR Plan and the Liberty Puerto Rico Plan are accounted for under the liability method. Following the Split-Off, Liberty Global no longer allocates share-based compensation expense to our company. The following table summarizes our share-based compensation expense:

	Year ended December 31,
	2017	2016	2015
	in millions

Liberty Global share-based incentive awards (a)	$12.5	$8.7	$0.9
Other (b)	1.7	6.7	1.5
Total	$14.2	$15.4	$2.4

Included in:
Other operating expense	$0.5	$1.4	$0.3
SG&A expense	13.7	14.0	2.1
Total	$14.2	$15.4	$2.4

(a)	Represents amounts allocated to us by Liberty Global related to share-based incentive awards held by employees of Liberty Latin America.

(b)	Amounts primarily represent share-based compensation expense related to liability-based share incentive awards issued under the VTR Plan and the Liberty Puerto Rico Plan.
As of December 31, 2017, $41.0 million of total unrecognized compensation cost, related to both Liberty Latin America and Liberty Global share-based compensation awards held by our employees, is expected to be recognized as a future expense over a weighted-average period of approximately 2.6 years.
Liberty Latin America Ltd. Transitional Share Conversion Plan

In connection with the Split-Off, share-based incentive awards with respect to LiLAC Shares outstanding as of December 29, 2017 (the Original Awards) were cancelled and replaced with corresponding share-based incentive awards with respect to Liberty Latin America Shares pursuant to the Liberty Latin America Ltd. Transitional Share Conversion Plan (the Transition Plan). Specifically, each option, SAR, RSU and PSU outstanding as of the Split-Off Distribution Date was cancelled and replaced with the same number of corresponding Liberty Latin America awards (the Replacement Awards). We did not recognize any incremental share-based compensation expense associated with these modifications as we determined that the incremental value was immaterial. Additionally, and in accordance with the Transition Plan, Liberty Latin America’s compensation committee will determine and approve the number of PSUs earned by each participant based upon the three-year performance period ending December 31, 2018.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Equity Incentive Plans

In connection with the Split-Off, we adopted the Liberty Latin America Ltd. 2018 Incentive Plan (the Employee Incentive Plan) and the Liberty Latin America Ltd. 2018 Nonemployee Director Incentive Plan (the Nonemployee Director Incentive Plan). Options, SARs, RSUs, cash awards, performance awards or any combination of the foregoing may be granted under the Employee Incentive Plan and the Nonemployee Director Incentive Plan. The maximum number of Liberty Latin America common shares that may be issued under the Employee Incentive Plan and the Nonemployee Director Incentive Plan is 25 million (of which no more than 10 million shares may consist of Class B shares) and 5 million, respectively, in each case subject to anti-dilution and other adjustment provisions in the respective plans. Liberty Latin America common shares issuable pursuant to awards will be made available from either authorized but unissued shares or shares that have been issued but reacquired by Liberty Latin America.

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America shares held by our employees as of December 31, 2017:

	Number of shares	Weighted average base price	Weighted average remaining contractual term
Share-based incentive award type			in years
SARs:
Class A shares:
Outstanding	1,001,578	$27.95	5.6
Exercisable	280,550	$31.70	4.5
Class C shares:
Outstanding	2,068,399	$28.36	5.5
Exercisable	626,417	$31.78	4.3

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
Share-based incentive award type			in years
RSUs outstanding:
Class A shares	152,606	$29.40	2.7
Class C shares	314,521	$30.39	2.6
PSUs outstanding:
Class A shares	173,219	$22.83	1.8
Class C shares	346,443	$23.15	1.8

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following tables summarize the share-based incentive awards related to Liberty Global Shares granted to employees of Liberty Latin America as of December 31, 2017:

	Number of shares	Weighted average base price	Weighted average remaining contractual term
Share-based incentive award type			in years
SARs:
Liberty Global Class A ordinary shares:
Outstanding	1,177,536	$32.12	3.8
Exercisable	753,714	$29.67	2.8
Liberty Global Class C ordinary shares:
Outstanding	2,798,710	$29.84	3.5
Exercisable	1,949,581	$27.46	2.6

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
Share-based incentive award type			in years
RSUs outstanding:
Liberty Global Class A ordinary shares	16,208	$37.85	1.9
Liberty Global Class C ordinary shares	32,523	$36.41	1.9
PSUs outstanding:
Liberty Global Class A ordinary shares	129,434	$30.29	1.8
Liberty Global Class C ordinary shares	259,145	$29.31	1.8

(16)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive earnings (loss)	Non-controlling interests	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at January 1, 2015	$19.1	$—	$19.1	$—	$19.1
Other comprehensive earnings	33.7	1.5	35.2	—	35.2
Balance at December 31, 2015	52.8	1.5	54.3	—	54.3
Other comprehensive loss	(58.0)	(13.0)	(71.0)	(0.9)	(71.9)
Balance at December 31, 2016	(5.2)	(11.5)	(16.7)	(0.9)	(17.6)
Other comprehensive loss	(37.2)	(10.3)	(47.5)	0.9	(46.6)
Balance at December 31, 2017	$(42.4)	$(21.8)	$(64.2)	$—	$(64.2)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

 The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2017:
Foreign currency translation adjustments	$(35.6)	$—	$(35.6)
Pension-related adjustments and other	(12.1)	1.1	(11.0)
Other comprehensive loss	(47.7)	1.1	(46.6)
Other comprehensive earnings attributable to noncontrolling interests (a)	(0.9)	—	(0.9)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.6)	$1.1	$(47.5)

Year ended December 31, 2016:
Foreign currency translation adjustments	$(58.7)	$—	$(58.7)
Pension-related adjustments and other	(13.4)	0.2	(13.2)
Other comprehensive loss	(72.1)	0.2	(71.9)
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	—	0.9
Other comprehensive loss attributable to Liberty Latin America shareholders	$(71.2)	$0.2	$(71.0)

Year ended December 31, 2015:
Foreign currency translation adjustments	$33.7	$—	$33.7
Pension-related adjustments and other	1.9	(0.4)	1.5
Other comprehensive earnings attributable to Liberty Latin America shareholders	$35.6	$(0.4)	$35.2

(a)	Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments and pension-related adjustments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

(17)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2017:

	Payments due during:
	2018	2019	2020	2021	2022	Thereafter	Total
	in millions

Programming commitments	$142.5	$45.4	$12.1	$5.5	$5.0	$—	$210.5
Network and connectivity commitments	84.5	54.6	18.6	15.8	12.6	25.3	211.4
Purchase commitments	113.4	26.4	5.7	3.3	3.2	6.4	158.4
Operating leases (a)	29.4	20.0	16.3	12.7	10.7	23.3	112.4
Other commitments (a)	5.0	3.0	1.3	1.3	1.3	11.4	23.3
Total (b)	$374.8	$149.4	$54.0	$38.6	$32.8	$66.4	$716.0

(a)	Amounts include commitments under the Sublease Agreement and the Facilities Sharing Agreement as further described in note 12.

(b)	The commitments included in this table do not reflect any liabilities that are included in our December 31, 2017 consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $387.5 million, $344.9 million and $247.3 million during 2017, 2016 and 2015, respectively.
Network and connectivity commitments relate largely to (i) VTR’s domestic network service agreements with certain other telecommunications companies and (ii) VTR’s mobile virtual network operator (MVNO) agreement. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts VTR ultimately pays in these periods.
Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2017, 2016 and 2015, see note 5. For information concerning our defined benefit plans, see note 14.
Rental expense under operating lease arrangements amounted to $49.1 million, $45.4 million and $14.3 million during 2017, 2016 and 2015, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

We have established various defined contribution benefit plans for our employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $12.1 million, $6.4 million and $1.7 million for during 2017, 2016 and 2015, respectively.

Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, C&W has provided indemnifications of (i) up to $300.0 million in respect of any potential tax-related claims related to the disposal in April 2013 of C&W’s interests in certain businesses and (ii) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expires in April 2020 and the second expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.

Legal and Regulatory Proceedings and Other Contingencies
Liberty Puerto Rico Matter. In November 2012, Liberty Puerto Rico acquired San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico became a party to certain claims previously asserted by the incumbent telephone operator (PRTC) against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). In July 2016, the judge presiding over the PRTC Claim granted OneLink summary judgment that dismissed the PRTC Claim in its entirety. Accordingly, we released our previously-recorded provision and related indemnification asset associated with the PRTC Claim, resulting in a $5.1 million reduction to our SG&A expenses during the third quarter of 2016. In December 2016, we received $7.5 million related to the reimbursement of legal fees we incurred in connection with the PRTC Claim, resulting in a reduction to our SG&A expenses during the fourth quarter of 2016 and the release of the former owners of OneLink from their obligations under the indemnification agreement entered into in connection with the OneLink Acquisition.
Regulatory Issues. Video distribution, broadband internet, fixed-line telephony and mobile are regulated in each of the countries in which we operate. The scope of regulation varies from country to country. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business, including (i) legal proceedings, (ii) issues involving wage, property, withholding and other tax issues and (iii) disputes over interconnection, programming and copyright fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(18)	Segment Reporting
We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets. We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth, as appropriate.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. Effective December 31, 2017, we include certain charges previously allocated to us by Liberty Global in the calculation of Adjusted OIBDA. These charges represent fees for certain services provided to us and totaled $12.0 million, $8.5 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We believe changing the definition of Adjusted OIBDA to include these charges is meaningful given they represent operating costs we will continue to incur subsequent to the Split-Off as a standalone public company. This change has been given effect for all periods presented. A reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes is presented below.
As of December 31, 2017, our reportable segments are as follows:
•C&W
•VTR
•Liberty Puerto Rico
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) 18 countries, all but one of which are located in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over its sub-sea and terrestrial networks that connect over 40 markets in that region. Our corporate and other category includes our corporate operations and/or applicable intersegment eliminations.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Year ended December 31,
	2017		2016		2015
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	in millions

C&W (a)	$2,322.1	$876.3	$1,444.8	$541.9	$—	$—
VTR	952.9	383.3	859.5	339.3	838.1	328.1
Liberty Puerto Rico (b)	320.5	132.6	420.8	211.8	379.2	167.2
Corporate and intersegment eliminations	(5.5)	(25.1)	(1.3)	(17.4)	—	(8.6)
Total	$3,590.0	$1,367.1	$2,723.8	$1,075.6	$1,217.3	$486.7

(a)	The amounts presented for 2016 exclude the pre-acquisition revenue and Adjusted OIBDA of C&W, which was acquired on May 16, 2016.

(b)	The amounts presented for 2015 exclude the pre-acquisition revenue and Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The following table provides a reconciliation of total Adjusted OIBDA to earnings (loss) before income taxes:

	Year ended December 31,
	2017	2016	2015
	in millions

Total Adjusted OIBDA	$1,367.1	$1,075.6	$486.7
Share-based compensation	(14.2)	(15.4)	(2.4)
Depreciation and amortization	(793.7)	(587.3)	(216.4)
Impairment, restructuring and other operating items, net	(707.6)	(153.8)	(19.8)
Operating income (loss)	(148.4)	319.1	248.1
Interest expense	(381.8)	(314.4)	(157.9)
Realized and unrealized gains (losses) on derivative instruments, net	(170.1)	(225.9)	227.3
Foreign currency transaction gains (losses), net	94.4	110.1	(223.4)
Gains (losses) on debt modification and extinguishment, net	(51.8)	0.9	—
Other income (expense), net	6.5	12.1	(1.8)
Earnings (loss) before income taxes	$(651.2)	$(98.1)	$92.3
Balance Sheet Data of our Reportable Segments
Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2017	2016	2017	2016
	in millions

C&W	$9,240.1	$9,585.7	$10,637.0	$10,945.2
VTR	1,178.8	993.9	1,576.6	1,441.9
Liberty Puerto Rico	1,305.2	1,355.6	1,387.9	1,465.9
Corporate and other (a)	0.3	120.9	15.4	290.9
Total	$11,724.4	$12,056.1	$13,616.9	$14,143.9

(a)
The 2016 long-lived asset amount represents enterprise-level goodwill that was allocated to our Liberty Puerto Rico segment for purposes of our impairment tests. As further described in note 8, such goodwill was fully impaired during the third quarter of 2017 as a result of the impacts of Hurricanes Irma and Maria.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 8.

	Year ended December 31,
	2017	2016	2015
	in millions

C&W (a)	$431.8	$282.6	$—
VTR	212.7	194.6	149.0
Liberty Puerto Rico (b)	132.2	91.0	78.1
Total property and equipment additions	776.7	568.2	227.1
Assets acquired under capital-related vendor financing arrangements	(54.9)	(45.5)	—
Assets acquired under capital leases	(4.2)	(7.4)	—
Changes in current liabilities related to capital expenditures	(78.3)	(24.9)	0.1
Total capital expenditures	$639.3	$490.4	$227.2

(a)	The amount presented at December 31, 2016 excludes the pre-acquisition property and equipment additions of C&W, which was acquired on May 16, 2016.

(b)	The amount presented at December 31, 2015 excludes the pre-acquisition property and equipment additions of Choice, which was acquired on June 3, 2015.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth below. Effective April 1, 2017, we changed the categories that we present in this table in order to align with our internal reporting. These changes were retroactively reflected in the prior-year periods.

	Year ended December 31,
	2017	2016	2015
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$652.2	$603.9	$489.2
Broadband internet	672.8	588.8	408.7
Fixed-line telephony	270.5	235.8	174.3
Total subscription revenue	1,595.5	1,428.5	1,072.2
Non-subscription revenue	118.4	110.6	62.5
Total residential cable revenue	1,713.9	1,539.1	1,134.7
Residential mobile revenue (c):
Subscription revenue (b)	701.2	459.0	35.6
Non-subscription revenue	99.9	62.7	7.8
Total residential mobile revenue	801.1	521.7	43.4
Total residential revenue	2,515.0	2,060.8	1,178.1
B2B revenue (d):
Subscription revenue	41.6	31.6	23.8
Non-subscription revenue	1,029.2	624.9	8.0
Total B2B revenue	1,070.8	656.5	31.8
Other revenue	4.2	6.5	7.4
Total	$3,590.0	$2,723.8	$1,217.3

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services. Residential cable non-subscription revenue includes, among other items, installation revenue, late fees and revenue from the sale of equipment.

(b)
Subscription revenue from subscribers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices.

(d)
B2B subscription revenue represents revenue from services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other telecommunication operators.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

Geographic Segments
The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2017	2016	2015
	in millions
C&W (a):
Panama	$624.9	$414.8	$—
Jamaica	352.4	202.9	—
The Bahamas	261.3	181.5	—
Barbados	163.1	143.1	—
Trinidad and Tobago	165.6	103.0	—
Other (b)	754.8	399.5	—
Total C&W	2,322.1	1,444.8	—
Chile	952.9	859.5	838.1
Puerto Rico (c)	320.5	420.8	379.2
Intersegment eliminations	(5.5)	(1.3)	—
Total	$3,590.0	$2,723.8	$1,217.3

(a)
For each C&W jurisdiction, the amounts presented include (i) revenue from residential and B2B operations and (ii) revenue derived from wholesale network customers, as applicable. The amounts presented for 2016 exclude the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

(b)
The amounts relate to a number of countries in which C&W has less significant operations, all but one of which are located in Latin America and the Caribbean, and include (i) revenue from residential and B2B operations, (ii) revenue derived from wholesale network customers and (iii) intercompany eliminations.

(c)	The amount presented for 2015 excludes the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2017	2016
	in millions
C&W:
Panama	$2,473.5	$2,330.0
Jamaica	1,921.1	943.3
Networks (a)	1,605.9	1,547.1
The Bahamas	526.1	869.1
Barbados	564.3	645.1
Trinidad and Tobago	538.2	1,024.5
Other (b)	1,611.0	2,226.6
Total C&W	9,240.1	9,585.7
Chile	1,178.8	993.9
Puerto Rico	1,305.2	1,355.6
Corporate and other	0.3	120.9
Total	$11,724.4	$12,056.1

(a)	Represents long-lived assets related to C&W’s sub-sea and terrestrial network that connects over 40 markets in Latin America and the Caribbean.

(b)	The amounts include long-lived assets of C&W’s other operations, which are primarily located in the Caribbean.

(19)    Quarterly Financial Information (Unaudited)

	2017
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$910.9	$920.9	$908.1	$850.1
Operating income (loss)	$138.0	$158.7	$(201.5)	$(243.6)
Net loss attributable to Liberty Latin America shareholders	$(5.8)	$(28.2)	$(343.3)	$(400.8)
Basic and diluted net loss per share attributable to Liberty Latin America shareholders (a)	$(0.03)	$(0.16)	$(2.00)	$(2.34)

	2016
	1st quarter	2nd quarter (b)	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$303.9	$602.9	$894.1	$922.9
Operating income (loss)	$60.0	$(20.9)	$138.8	$141.2
Net loss attributable to Liberty Latin America shareholders	$(39.4)	$(123.4)	$(162.3)	$(107.2)
Basic and diluted net loss per share attributable to Liberty Latin America shareholders (c)	$(0.90)	$(1.12)	$(0.93)	$(0.62)

(a)
Amounts are calculated based on weighted average number of shares outstanding of 172,743,854, 172,074,934, 171,304,720 and 171,198,846, respectively. The amount for the three months ended December 31, 2017 is based on (i) the weighted average number of LiLAC Shares outstanding during the period prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the period subsequent to the Split-Off. The amounts for the three months

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2017, 2016 and 2015

ended March 31, June 30 and September 30 are based on the weighted average number of LiLAC Shares outstanding during each respective period.

(b)	We acquired C&W on May 16, 2016.

(c)
Amounts are calculated based on weighted average number of shares outstanding of 43,933,746, 109,718,510, 174,075,080 and 173,722,723, respectively. The amount for the three months ended June 30, 2016 represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution as if such distribution was completed on the May 16, 2016 date of the C&W Acquisition. The amounts for the three months ended March 31, September 30 and December 31 are based on the weighted average number of LiLAC Shares outstanding during each respective period.

(20)    Subsequent Events

Refinancing Transaction
On February 7, 2018, C&W entered into a $1,875.0 million principal amount term loan facility (the C&W Term Loan B-4 Facility) at a rate of LIBOR plus 3.25%. The C&W Term Loan B-4 Facility was issued at 99.875% of par with a maturity date of January 2026. The net proceeds of the C&W Term Loan B-4 Facility were used to repay in full the $1,825.0 million outstanding principal amount of the C&W Term Loan B-3 Facility and repay certain amounts drawn under the C&W Revolving Credit Facility.
Pending Acquisition
On February 12, 2018, we entered into a definitive agreement to acquire 80% of Costa Rican cable operator, Cabletica, which is part of Televisora de Costa Rica S.A. in an all cash transaction. In the transaction, Cabletica was valued at an enterprise value in Costa Rican Colon (CRC) of CRC 143 billion (approximately $250 million). We intend to finance the acquisition of the 80% equity stake in Cabletica through a combination of incremental debt borrowings and existing liquidity. The current owners of Cabletica will retain the remaining 20% interest. The transaction is subject to customary closing adjustments and conditions, including regulatory approvals, and is expected to close during the second half of 2018.

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2018 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2018.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We intend to file our definitive proxy statement for our 2018 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2018.

III-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-43 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Latin America Ltd. Condensed Balance Sheet as of December 31, 2017 (Parent Company Only)	IV-6
Liberty Latin America Ltd. Condensed Statement of Operations from the Date of Inception (July 11, 2017) to December 31, 2017 (Parent Company Only)	IV-7
Liberty Latin America Ltd. Condensed Statement of Cash Flows from the Date of Inception (July 11, 2017) to December 31, 2017 (Parent Company Only)	IV-8
Schedule II - Valuation and Qualifying Accounts	IV-9

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Reorganization Agreement, dated as of December 29, 2017, by and between Liberty Global plc (Liberty Global) and Liberty Latin America Ltd. (Liberty Latin America) (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Latin America’s Registration Statement on Form S-1 filed on December 29, 2017 (File No. 333-221608)).

3.1
Memorandum of Association of Liberty Latin America (incorporated by reference to Exhibit 3.1 to Liberty Latin America’s Registration Statement on Form S-1 filed on November 16, 2017 (File No. 333-221608) (the S-1 Registration Statement)).

3.2
Memorandum of Increase of Share Capital of Liberty Latin America (incorporated by reference to Exhibit 3.1 to Liberty Latin America’s Current Report on Form 8-K filed on January 5, 2018 (File No. 001-38335) (the January 2018 8-K)).

3.3	Bye-laws of Liberty Latin America (incorporated by reference to Exhibit 3.2 to the January 2018 8-K).
4.1	Specimen Certificate for shares of Class A common shares, par value $.01 per share, of Liberty Latin America (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.2	Specimen Certificate for shares of Class B common shares, par value $.01 per share, of Liberty Latin America (incorporated by reference to Exhibit 4.2 to the S-1 Registration Statement).
4.3	Specimen Certificate for shares of Class C common shares, par value $.01 per share, of Liberty Latin America (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).
4.4
Indenture dated January 24, 2014, between VTR Finance B.V. (VTR Finance), The Bank of New York Mellon, London Branch, as Trustee and Security Agent, and The Bank of New York Mellon as Paying Agent, Registrar and Transfer Agent, relating to VTR Finance’s 6.875% senior secured notes due 2024 (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.5
Indenture dated August 5, 2015, among Sable International Finance Limited (Sable) as Issuer, each of the Guarantors a party thereto, Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent and Deutsche Bank Luxembourg, S.A. as Luxembourg Paying Agent and (Regulation S) Transfer Agent, relating to Sable’s 6.875% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Liberty Global’s Current Report on Form 8-K filed May 20, 2016 (File No. 001-35961) (the May 2016 8-K)).

4.6
First Supplemental Indenture dated November 23, 2015 among Sable as Issuer, each of the Guarantors a party thereto, and Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent, relating to Sable’s 6.875% senior notes due 2022 (incorporated by reference to Exhibit 4.4 to the May 2016 8-K).

4.7
Indenture dated August 16, 2017, among C&W Senior Financing Designated Activity Company (C&W Financing) as Issuer, The Bank of New York Mellon, London Branch, as Trustee, Principal Paying Agent and Security Trustee and The Bank of New York Mellon as Paying Agent, Transfer Agent and Registrar in New York, relating to $700.0 million aggregate principal amount of C&W Financing’s 6.875% senior notes due 2027 (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed August 16, 2017 (File No. 001-35961)).

10.1
Amended and Restated First Lien Credit Agreement dated as of July  7, 2014, among Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), the Guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, each lender from time to time party thereto and Scotiabank de Puerto Rico as L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed July 2, 2015 (File No. 001-35961) (the July 2015 8-K)).

10.2
Amended and Restated Second Lien Credit Agreement dated as of July 7, 2014, among Liberty Puerto Rico, the Guarantors party thereto from time to time, The Bank of Nova Scotia as Administrative Agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 4.2 to the July 2015 8-K).

10.3
Additional Term B-1 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-1 Facility Lenders party thereto, relating to the Amended and Restated First Lien Credit Agreement dated as of July 7, 2014 (incorporated by reference to Exhibit 4.3 to the July 2015 8-K).

10.4
Additional Term B-2 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-2 Facility Lenders party thereto, relating to the Amended and Restated Second Lien Credit Agreement dated as of July 7, 2014 (incorporated by reference to Exhibit 4.4 to the July 2015 8-K).

10.5
First Amendment to Amended and Restated First Lien Credit Agreement entered into as of December 20, 2017 among Liberty Cablevision of Puerto Rico LLC, a limited liability company organized under the laws of Puerto Rico, LiLAC Communications Inc., a Delaware corporation, SCPV LEO, L.P., SC LEO, L.P., SC AIV LEO, L.P.,SEARCHLIGHT/SIP HOLDCO SPV II (TRI), L.P., the guarantors party thereto, The Bank of Nova Scotia, as Administrative Agent, the lenders party thereto and Scotiabank de Puerto Rico, as L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed December 21, 2017 (File No. 001-35961)).

10.6
First Amendment to Amended and Restated Second Lien Credit Agreement entered into as of December 20, 2017 among Liberty Cablevision of Puerto Rico LLC, a limited liability company organized under the laws of Puerto Rico, LiLAC Communications Inc., a Delaware corporation, SCPV LEO, L.P., SC LEO, L.P., SC AIV LEO, L.P., SEARCHLIGHT/SIP HOLDCO SPV II (TRI), L.P., the guarantors party thereto, The Bank of Nova Scotia, as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 to Liberty Global’s Current Report on Form 8-K filed December 21, 2017 (File No. 001-35961)).

10.7
Amended and Restated Credit Agreement, originally dated as of May 16, 2016, and as amended and restated as of May 26, 2017, among, among others, Cable & Wireless Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia, as Administrative Agent. *

10.8
Additional Facility Joinder Agreement dated July 24, 2017 and entered into between, among others, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia, relating to the Credit Agreement dated May 16, 2016 as amended and restated on May 26, 2017 (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed July 28, 2017 (File No. 001-35961)).

10.9
Additional Facility Joinder Agreement dated February 7, 2018 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Current Report on Form 8-k filed on February 12, 2018 (File. No. 001-38335)).

10.10	Tax Sharing Agreement, dated as of December 29, 2017, between Liberty Global and Liberty Latin America (incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.11	Services Agreement, dated as of December 29, 2017, between Liberty Global B.V. and Liberty Latin America (incorporated by reference to Exhibit 10.2 to the January 2018 8-K).
10.12	Sublease Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.13	Facilities Sharing Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.4 to the January 2018 8-K).

10.14
Employment Agreement, dated as of November 1, 2017, by and among Liberty Latin America, LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).

10.15
Form of Indemnification Agreement by and between Liberty Latin America and its executive officers/directors (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Liberty Latin America’s Registration Statement on Form S-1 filed on December 8, 2017 (File No. 333-221608)).

10.16
Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 99.1 to Liberty Latin America’s Registration Statement on Form S-8 filed on January 11, 2018 (File No. 333-222515) (the S-8 Registration Statement).

10.17	Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 99.2 to the S-8 Registration Statement).
10.18	Liberty Latin America Transitional Share Conversion Plan (incorporated by reference to Exhibit 99.3 to the S-8 Registration Statement).
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
23.2	Consent of KPMG Auditores Consultores Ltda.*
23.3	Consent of KPMG LLP (U.K.).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith
**    Furnished herewith

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	February 14, 2018	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 14, 2018
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 14, 2018
Balan Nair	(Principal Executive Officer)

/s/ JOHN C. MALONE	Director	February 14, 2018
John C. Malone

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 14, 2018
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 14, 2018
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 14, 2018
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 14, 2018
Paul A. Gould

/s/ BRENDAN PADDICK	Director	February 14, 2018
Brendan Paddick

/s/ ERIC L. ZINTERHOFER	Director	February 14, 2018
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 14, 2018
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 14, 2018
Brian Zook	(Principal Accounting Officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information – See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEET
(Parent Company Only)
As of December 31, 2017
(in millions, except share amounts)

ASSETS
Current assets – cash and cash equivalents	$105.3

Noncurrent assets:
Investments in consolidated subsidiaries, including intercompany balances	3,329.6
Other assets, net	0.3
Total assets	$3,435.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party loan payable	$105.6
Total liabilities	105.6

Commitments and contingencies

Shareholders’ equity:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,428,841 shares issued and outstanding	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,940,193 shares issued and outstanding	—
Class C, $0.01 par value; 500,000,000 shares authorized; 120,843,539 shares issued and outstanding	1.2
Additional paid-in capital	4,402.8
Accumulated deficit	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(64.2)
Total shareholders’ equity	3,329.6
Total liabilities and shareholders’ equity	$3,435.2

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)
From the Date of Inception (July 11, 2017) to December 31, 2017
(in millions)

Operating and other expenses	$—
Operating loss	—

Non-operating income – other expense	—
Loss before income taxes and equity in earnings of consolidated subsidiaries, net	—
Income tax expense	—
Equity in earnings of consolidated subsidiaries, net	—
Net loss	$—

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)
From the Date of Inception (July 11, 2017) to December 31, 2017
(in millions)

Cash flows from operating activities:
Net loss	$—
Net cash provided by operating activities	—

Cash flows from investing:
Other investing activities	(0.3)
Net cash used in investing activities	(0.3)

Cash flows from financing activities:
Borrowings of related-party debt	105.6
Net cash provided by financing activities	105.6

Net increase in cash and cash equivalents	105.3

Cash and cash equivalents:
As of date of inception (July 11, 2017)	—
End of period	$105.3

LIBERTY LATIN AMERICA LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts—Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions
Year ended December 31:
2015	$30.5	24.0	0.7	(20.4)	(3.9)	$30.9
2016	$30.9	46.9	82.7	(45.1)	0.7	$116.1
2017	$116.1	77.1	5.4	(62.5)	6.1	$142.2

Independent Auditors’ Report
The Board of Directors
Cable & Wireless Communications Limited

Report on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of Cable & Wireless Communications Limited and its subsidiaries, which comprise the consolidated statement of financial position as of March 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, changes in owners’ equity, and cash flows for the years ended March 31, 2016 and 2015 and the related notes to the consolidated financial statements.
Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Cable & Wireless Communications Limited and its subsidiaries as of March 31, 2016 and 2015 and the results of their operations and their cash flows for the years ended March 31, 2016 and 2015 in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ KPMG LLP

London, United Kingdom
April 12, 2017

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,
	2016	2015 (a)
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$402.3
Trade and other receivables (note 10)	501.7	442.7
Loans receivable – related-party (note 26)	86.2	74.3
Prepaid expenses	74.5	70.0
Inventory (note 11)	58.1	50.2
Other current assets (note 12)	25.1	25.2
Assets held for sale (note 13)	154.5	164.0
Total current assets	1,067.6	1,228.7
Noncurrent assets:
Property and equipment, net (note 14)	2,756.3	2,579.4
Goodwill (note 14)	2,143.7	2,159.6
Intangible assets subject to amortization, net (note 14)	828.2	873.5
Other noncurrent assets (notes 10 and 12)	295.8	301.4
Total noncurrent assets	6,024.0	5,913.9
Total assets	7,091.6	7,142.6

LIABILITIES
Current liabilities:
Trade and other payables	230.9	334.5
Deferred revenue and advance payments	121.4	89.8
Current portion of debt and finance lease obligations (note 15)	87.4	82.2
Derivative instruments and other financial liabilities (notes 8 and 9)	279.0	—
Accrued taxes payable	87.2	119.7
Current provisions (note 17)	61.3	129.4
Other accrued and current liabilities (note 16)	344.0	429.2
Total current liabilities	1,211.2	1,184.8
Noncurrent liabilities:
Noncurrent debt and finance lease obligations (note 15)	2,941.0	2,684.5
Derivative instruments and other financial liabilities (notes 8 and 9)	691.4	879.1
Deferred revenue and advance payments	288.0	266.1
Deferred tax liabilities (note 18)	278.1	293.2
Other noncurrent liabilities (note 16)	278.9	360.0
Total noncurrent liabilities	4,477.4	4,482.9
Net assets	$1,403.0	$1,474.9

Commitments and contingencies (notes 5, 8, 15, 17, 18, 21 and 28)

Owners’ equity (note 19):
Capital and reserves attributable to parent:
Share capital	$223.8	$223.8
Share premium	260.3	260.3
Reserves	534.3	651.3
Total parent’s equity	1,018.4	1,135.4
Noncontrolling interests	384.6	339.5
Total owners’ equity	$1,403.0	$1,474.9
_______________

(a)	As reclassified – see note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2016	2015
	in millions

Revenue (note 26)	$2,389.6	$1,752.6
Operating costs and expenses (note 26):
Employee and other staff expenses (notes 22 and 25)	368.4	340.7
Interconnect costs	231.3	208.3
Network costs	154.2	133.5
Equipment sales expenses	132.9	143.9
Programming expenses	96.3	19.3
Managed services costs	96.2	55.4
Other operating expenses (note 23)	462.7	434.3
Other operating income (note 24)	(5.6)	(38.1)
Depreciation and amortization (note 14)	441.0	256.6
Impairment expense (recovery) (note 14)	(70.3)	127.2
	1,907.1	1,681.1
Operating income	482.5	71.5
Financial income (expense) (note 20):
Finance expense	(330.6)	(120.8)
Finance income	25.2	48.3
	(305.4)	(72.5)
Earnings (loss) before income taxes	177.1	(1.0)
Income tax expense (note 18)	(51.5)	(31.7)
Earnings (loss) from continuing operations	125.6	(32.7)
Discontinued operation (note 7):
Earnings from discontinued operation, net of taxes	—	8.2
Gain on disposal of discontinued operation, net of taxes	—	346.0
	—	354.2
Net earnings	125.6	321.5
Net earnings attributable to noncontrolling interests	(92.1)	(68.1)
Net earnings attributable to parent	$33.5	$253.4

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended March 31,
	2016	2015
	in millions

Net earnings	$125.6	$321.5
Other comprehensive income (loss):
Items that will not be reclassified to earnings (loss) in subsequent periods:
Actuarial losses in the value of defined benefit pension plans	(2.9)	(77.1)
Income tax related to items that will not be reclassified to earnings (loss) in subsequent periods	1.4	0.5
Total items that will not be reclassified to earnings (loss) in subsequent periods	(1.5)	(76.6)
Items that may be classified to earnings (loss) in subsequent periods:
Foreign currency translation adjustments	(34.7)	(11.2)
Fair value movements in available-for-sale financial assets (note 9)	—	3.5
Foreign currency translation reserves recycled on disposal of operations	—	(94.2)
Foreign currency translation reserves recycled on held-for-sale associate	—	(31.0)
Income tax related to items that may be reclassified to earnings (loss) in subsequent periods	—	—
Total items that may be classified to earnings (loss) in subsequent periods	(34.7)	(132.9)
Other comprehensive loss	(36.2)	(209.5)
Comprehensive income	89.4	112.0
Comprehensive income attributable to noncontrolling interests	(99.1)	(69.4)
Comprehensive income (loss) attributable to parent	$(9.7)	$42.6

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

	Share capital	Share premium	Foreign currency translation	Capital and other reserves	Accumulated deficit	Total parent’s equity	Noncontrolling interests	Total owners’ equity
	in millions

Balance at April 1, 2014	$133.3	$96.6	$18.1	$3,286.6	$(3,046.2)	$488.4	$349.5	$837.9
Net earnings	—	—	—	—	253.4	253.4	68.1	321.5
Other comprehensive loss	—	—	(138.5)	3.5	(75.8)	(210.8)	1.3	(209.5)
Put option arrangements	—	—	—	(879.1)	—	(879.1)	—	(879.1)
Issuance of ordinary shares	90.5	163.7	—	1,312.0	—	1,566.2	—	1,566.2
Transfer of BTC noncontrolling interest	—	—	—	—	(6.6)	(6.6)	6.6	—
Dividends paid (note 19)	—	—	—	—	(103.7)	(103.7)	(86.0)	(189.7)
Share-based compensation (note 25)	—	—	—	—	27.6	27.6	—	27.6
Balance at March 31, 2015	$223.8	$260.3	$(120.4)	$3,723.0	$(2,951.3)	$1,135.4	$339.5	$1,474.9

Balance at April 1, 2015	$223.8	$260.3	$(120.4)	$3,723.0	$(2,951.3)	$1,135.4	$339.5	$1,474.9
Net earnings	—	—	—	—	33.5	33.5	92.1	125.6
Other comprehensive loss	—	—	(37.4)	—	(5.8)	(43.2)	7.0	(36.2)
Dividends paid (note 19)	—	—	—	—	(115.6)	(115.6)	(54.0)	(169.6)
Share-based compensation (note 25)	—	—	—	—	8.3	8.3	—	8.3
Balance at March 31, 2016	$223.8	$260.3	$(157.8)	$3,723.0	$(3,030.9)	$1,018.4	$384.6	$1,403.0

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2016	2015
	in millions
Cash flows from operating activities:
Net earnings	$125.6	$321.5
Earnings from discontinued operations	—	354.2
Net earnings (loss) from continuing operations	125.6	(32.7)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Income tax expense	51.5	31.7
Share-based compensation expense	14.5	6.7
Depreciation, amortization and impairment	370.7	383.8
Interest expense	215.7	77.9
Interest income	(13.8)	(4.3)
Amortization of deferred financing costs and non-cash interest	14.9	6.4
Realized and unrealized losses on derivative instruments	78.7	—
Foreign currency transaction gains, net	(11.4)	(40.0)
Losses on debt modification and extinguishment	21.3	36.5
Gain on disposal of property and equipment	(5.6)	—
Loss on disposal of property and equipment	1.3	0.9
Share of results of joint ventures and affiliates, net of tax	0.6	(12.8)
Other	0.1	(2.7)
	864.1	451.4
Changes in:
Receivables and other operating assets	(102.4)	(60.6)
Payables and accruals	(230.3)	44.0
Cash provided by operating activities	531.4	434.8
Interest paid	(217.2)	(89.5)
Interest received	17.3	3.6
Income taxes paid	(74.5)	(51.8)
Net cash provided by operating activities of discontinued operation	—	1.0
Net cash provided by operating activities	257.0	298.1

Cash flows from investing activities:
Capital expenditures	(528.5)	(453.2)
Repayments from (loans to) affiliates and other related parties	4.0	(55.7)
Cash paid in connection with acquisitions, net of cash acquired	—	(676.5)
Net cash received upon disposition of discontinued operations, net of disposal costs	—	403.0
Cash received in connection with disposal of subsidiaries, net of cash disposed	—	15.9
Other investing activities	7.6	0.3
Net cash used by investing activities of discontinued operations	—	(3.9)
Net cash used by investing activities	$(516.9)	$(770.1)
The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended March 31,
	2016	2015
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,199.4	$900.0
Repayments of debt and finance lease obligations	(933.0)	(176.3)
Dividends paid to shareholders	(115.6)	(103.7)
Payment of financing costs and debt premiums	(73.0)	(39.0)
Dividends paid to noncontrolling interests	(54.0)	(86.0)
Change in cash collateral	0.7	(4.3)
Proceeds from issuance of shares	—	176.3
Other financing activities	(0.4)	—
Net cash provided by financing activities	24.1	667.0

Effect of exchange rate changes on cash	1.0	(1.1)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(234.8)	196.8
Discontinued operations	—	(2.9)
Net increase (decrease) in cash and cash equivalents:	(234.8)	193.9

Cash and cash equivalents:
Beginning of year	402.3	208.4
End of year	$167.5	$402.3

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

(1)	Basis of Presentation
Cable & Wireless Communications Limited, formerly known as Cable & Wireless Communications Plc, and its subsidiaries (collectively, CWC) is a provider of mobile, broadband internet, fixed-line telephony and video services to residential and business customers and managed services to business and government customers, primarily in the Caribbean and Latin America. In these notes, the terms “CWC,” “we,” “our,” “our company” and “us” may refer, as the context requires, to CWC or collectively to CWC and its subsidiaries.
On May 16, 2016, pursuant to a scheme of arrangement and following shareholder approvals, a subsidiary of Liberty Global plc (Liberty Global) acquired CWC for shares of Liberty Global (the Liberty Global Transaction). For additional information regarding the Liberty Global Transaction, see note 29.
CWC is incorporated and domiciled in the United Kingdom (U.K.). The address of our registered office is Griffin House, 161 Hammersmith Road, London W6 8BS.
Our annual consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB-IFRS), on a historical cost basis except for liabilities for cash-settled share-based payment arrangements, derivative instruments and assets held for sale, which are measured at fair value. Certain noncurrent assets and disposal groups are stated at the lower of their carrying amount and fair value less costs to sell.
In connection with our acquisition of Columbus International Inc. and its subsidiaries (collectively, Columbus) on March 31, 2015 (as further described in note 6) and Liberty Global’s acquisition of our company pursuant to the Liberty Global Transaction, certain entities (the Carve-out Entities) that held licenses granted by the United States Federal Communications Commission (FCC) were transferred to entities not controlled by our company (collectively, “New Cayman”). The arrangements with respect to the Carve-out Entities, which were executed in connection with the acquisition of Columbus and the Liberty Global Transaction, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. For additional information regarding the Carve-out Entities, see note 29.
On May 20, 2014, one of our subsidiaries sold its 55% stake in Monaco Telecom SAM (Monaco Telecom). We have presented Monaco Telecom as a discontinued operation in our consolidated statements of operations and cash flows for the year ended March 31, 2015. In the following notes to our consolidated financials statements, the amounts pertaining to our consolidated statements of operations and cash flows for the year ended March 31, 2015 relate only to our continuing operations, unless otherwise indicated. For additional information, see note 7.
We have prepared the accounts on a going concern basis.
Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of March 31, 2016.
Management approval
These consolidated financial statements were authorized for issue by management on April 12, 2017 and reflect our consideration of the accounting and disclosure implications of subsequent events through such date.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(2)	Reclassifications
In connection with the Liberty Global Transaction, we revised the presentation of our consolidated financial statements to align with the presentation policies of Liberty Global. Accordingly, certain amounts have been reclassified to conform with the current period presentation. Both the previously reported and revised presentation are in accordance with IASB-IFRS and the reclassifications had no impact on our net earnings (loss), net cash flows, net assets or total assets as previously reported. The impact the reclassifications had on certain revenue and other amounts are described further below.
The following table summarizes the reclassifications to our consolidated statements of financial position at March 31, 2015:

	As previously reported	Reclass adjustments	As reclassified
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$402.3	$—	$402.3
Trade and other receivables	556.5	(113.8)	442.7
Loans receivable – related-party	55.7	18.6	74.3
Prepaid expenses	—	70.0	70.0
Inventory	50.2	—	50.2
Other current assets	—	25.2	25.2
Assets held for sale	164.0	—	164.0
Total current assets	1,228.7	—	1,228.7
Noncurrent assets:
Property and equipment, net	2,579.4	—	2,579.4
Goodwill	—	2,159.6	2,159.6
Intangible assets subject to amortization, net	—	873.5	873.5
Intangible assets	3,033.1	(3,033.1)	—
Available-for-sale financial assets	58.7	(58.7)	—
Other receivables	153.6	(153.6)	—
Deferred tax assets	56.7	(56.7)	—
Retired benefit assets	16.8	(16.8)	—
Financial assets at fair value through profit and loss	14.1	(14.1)	—
Investments in joint ventures and associates	1.5	(1.5)	—
Other noncurrent assets	—	301.4	301.4
Total noncurrent assets	5,913.9	—	5,913.9
Total assets	$7,142.6	$—	$7,142.6

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

	As previously reported	Reclass adjustments	As reclassified
	in millions
LIABILITIES
Current liabilities:
Trade and other payables	$853.5	$(519.0)	$334.5
Deferred revenue and advance payments	—	89.8	89.8
Current portion of debt and finance lease obligations	82.2	—	82.2
Current tax liabilities	119.7	—	119.7
Provisions	129.4	—	129.4
Other accrued and current liabilities	—	429.2	429.2
Total current liabilities	1,184.8	—	1,184.8
Noncurrent liabilities:
Trade and other payables	307.3	(307.3)	—
Noncurrent debt and finance lease obligations	2,684.5	—	2,684.5
Derivative instruments and other financial liabilities	879.1	—	879.1
Deferred tax liabilities	293.2	—	293.2
Deferred revenue and advance payments	—	266.1	266.1
Provisions	110.0	(110.0)	—
Retirement benefit obligations	208.8	(208.8)	—
Other noncurrent liabilities	—	360.0	360.0
Total noncurrent liabilities	4,482.9	—	4,482.9
Net assets	$1,474.9	$—	$1,474.9

Owners’ equity
Capital and reserves attributable to parent:
Share capital	$223.8	$—	$223.8
Share premium	260.3	—	260.3
Reserves	651.3	—	651.3
Total parent’s equity	1,135.4	—	1,135.4
Noncontrolling interests	339.5	—	339.5
Total equity	$1,474.9	$—	$1,474.9

(3)	Accounting Changes and Recent Pronouncements
First-time Application of Accounting Standards
The application of the following accounting standards did not have a material impact on our consolidated financial statements:

Standard/ Interpretation	Title	Applicable for fiscal years beginning on or after
IAS 1 (amendments)	Disclosure Initiative	January 1, 2016
IAS 16 / IAS 38 (amendments)	Clarification of Acceptable Methods of Depreciation and Amortization	January 1, 2016
Annual improvements	Annual Improvements to IFRSs 2012–2014 Cycle	January 1, 2016

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

New Accounting Standards, Not Yet Effective
Except for the following accounting standards, there were no additional standards and interpretations issued by the International Accounting Standards Board (IASB) that are not yet effective for the current reporting period that we see as relevant for our company. We have not early adopted the accounting standards that are relevant for us.

Standard/ Interpretation	Title	Applicable for fiscal years beginning on or after
IFRS 2 (amendments)	Classification and Measurement of Share-based Payment Transactions	January 1, 2018 (a)
IFRS 9	Financial Instruments	January 1, 2018 (b)
IFRS 15	Revenue from Contracts with Customers	January 1, 2018 (c)
IFRS 15 (amendments)	Clarifications to IFRS 15 Revenue from Contracts with Customers	January 1, 2018 (c)
IFRS 16	Leases	January 1, 2019 (d)
IAS 7 (amendments)	Disclosure Initiative	January 1, 2017 (e)
IAS 12 (amendments)	Recognition of Deferred Tax Assets for Unrealized Losses	January 1, 2017 (e)
_______________

(a)
In June 2016, the IASB issued amendments to IFRS 2, Share-based Payments (IFRS 2), which includes new requirements for (i) the accounting of share-based payment transactions with a net settlement feature for withholding tax obligations, (ii) consideration of vesting conditions on the measurement of a cash-settled share-based payment transaction and (iii) the accounting where a modification to the terms and conditions of a share-based payment transaction changes its classification from a cash-settled to equity-settled award. These amendments are effective for annual reporting periods beginning on or after January 1, 2018, while early application is permitted. We are currently evaluating the effect that these amendments to IFRS 2 will have on our consolidated financial statements and related disclosures.

(b)
In July 2014, the IASB issued IFRS 9, Financial Instruments (IFRS 9), which introduces an approach for the classification and measurement of financial assets according to their cash flow characteristics and the business model in which they are managed, and provides a new impairment model based on expected credit losses. IFRS 9 also includes new regulations regarding the application of hedge accounting to better reflect an entity’s risk management activities, especially with regard to managing non-financial risks. This new standard is effective for annual reporting periods beginning on or after January 1, 2018, while early application is permitted. We are currently evaluating the effect that IFRS 9 will have on our consolidated financial statements and related disclosures.

(c)
In May 2014, the IASB issued IFRS 15, Revenue from Contracts with Customers (IFRS 15), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. IFRS 15 will replace existing revenue recognition guidance in IASB-IFRS when it becomes effective for annual and interim reporting periods beginning on or after January 1, 2018. This new standard permits the use of either the retrospective or cumulative effect transition method. We will adopt IFRS 15 effective January 1, 2018 using the cumulative effect transition method. While we are continuing to evaluate the effect that IFRS 15 will have on our consolidated financial statements, we have identified a number of our current revenue recognition policies and disclosures that will be impacted by IFRS 15, including the accounting for (i) time-limited discounts and free periods provided to our customers, (ii) certain up-front fees charged to our customers and (iii) subsidized handset plans. These impacts are discussed below:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods. Under IFRS 15, revenue recognition will be accelerated for these contracts as the impact of the discount or free service period will be recognized uniformly over the total contractual period.

•
When we enter into contracts to provide services to our customers, we often charge installation or other up-front fees. Under current accounting rules, installation fees related to services provided over our fiber are recognized as revenue in the period during which the installation occurs to the extent these fees are equal to or less than direct selling costs.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Under IFRS 15, these fees will generally be deferred and recognized as revenue over the contractual period, or longer if the up-front fee results in a material renewal right.

•
IFRS 15 will require the identification of deliverables in contracts with customers that qualify as performance obligations. The transaction price receivable from customers will be allocated between our performance obligations under contracts on a relative stand-alone selling price basis. Currently, we offer handsets under a subsidized contract model, whereby upfront revenue recognition is limited to the upfront cash collected from the customer as the remaining monthly fees to be received from the customer, including fees that may be associated with the handset, are contingent upon delivering future airtime. This limitation will no longer be applied under IFRS 15. The primary impact on revenue reporting will be that when we sell subsidized handsets together with airtime services to customers, revenue allocated to handsets and recognized when control of the device passes to the customer will increase and revenue recognized as services are delivered will reduce.

•
IFRS 15 will require costs incurred to fulfill a customer contract involving the sale of an asset to be recognized only when those costs (i) relate directly to a contract or to an anticipated contract that can be specifically identified, (ii) generate or enhance resources that will be used in satisfying performance obligations in the future and (iii) are expected to be recovered. Currently, we recognize costs related to mobile handset sales as incurred and we do not expect the adoption of IFRS 15 to have a material impact on our recognition of these costs.

IFRS 15 will also impact our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Under our current policy, these costs are expensed as incurred unless the costs are in the scope of another accounting topic that allows for capitalization. Under IFRS 15, the upfront costs that are currently expensed as incurred will be recognized as assets and amortized over a period that is consistent with the transfer to the customers of the goods or services to which the assets relate, which we have generally interpreted to be the expected customer life. The impact of the accounting change for these costs will be dependent on numerous factors, including the number of new subscriber contracts added in any given period, but we expect the adoption of this accounting change will initially result in the deferral of a significant amount of operating and selling costs.
The ultimate impact of adopting IFRS 15 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of IFRS 15.

(d)
In January 2016, the IASB issued IFRS 16, Leases (IFRS 16), which supersedes IAS 17 Leases (IAS 17). IFRS 16 will result in lessees recognizing lease assets and lease liabilities on the statement of financial position, with lease assets to reflect the right-of-use and corresponding lease liabilities reflecting the present value of the lease payments. IFRS 16 will also result in additional disclosures about leasing arrangements and eliminate the classification of leases as either operating leases or finance leases for a lessee. IFRS 16 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. IFRS 16 also replaces the straight-line operating lease expense for those lessees applying IAS 17 with a depreciation charge for the lease asset and an interest expense on the lease liability. This change aligns the lease expense treatment for all leases. The new standard is effective for annual reporting periods beginning on or after January 1, 2019, while early adoption is permitted if IFRS 15 is applied. Although we are currently evaluating the effect that IFRS 16 will have on our consolidated financial statements, we expect the adoption of this standard will increase the number of leases included in our consolidated statement of financial position.

(e)	We evaluated the impact of applying these accounting standards on our consolidated financial statements and do not believe the impact of the adoption of these standards to be material.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(4)	Summary of Significant Accounting Policies
Estimates
The preparation of financial statements in conformity with IASB-IFRS requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, programming expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.
The estimates and underlying assumptions are reviewed on a continuing basis. Revisions to accounting estimates are recognized in the year in which the estimate is revised and in any future periods affected.
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect controlling voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in special purpose entities that we do not control are accounted for using the equity method.
The following list of subsidiaries only includes those companies whose results or financial position principally affect our consolidated financial statements at March 31, 2016.

Name of subsidiary	Ownership interest	Country of incorporation	Area of operation

The Bahamas Telecommunications Company Limited (BTC) (a)	49%	The Bahamas	The Bahamas
Cable & Wireless Jamaica Limited (CW Jamaica)	82%	Jamaica	Jamaica
Cable & Wireless Panama, SA (CW Panama) (b)	49%	Panama	Panama
Cable & Wireless (Barbados) Limited (CW Barbados)	81%	Barbados	Barbados
Cable & Wireless (Cayman Islands) Limited	100%	Cayman Islands	Cayman Islands
Cable and Wireless (West Indies) Limited	100%	England	Caribbean
Cable & Wireless Limited	100%	England	England
Sable International Finance Limited (Sable)	100%	Cayman	England
Cable and Wireless International Finance B.V.	100%	Netherlands	England
Columbus International Inc.	100%	Barbados	Caribbean/Latin America
Columbus Communications Trinidad Limited	100%	Trinidad and Tobago	Trinidad and Tobago
Columbus Communications Jamaica Limited	100%	Jamaica	Jamaica
Columbus Networks, Limited	100%	Barbados	Caribbean/Latin America
Coral-U.S. Co-Borrower LLC (Coral-U.S.)	100%	United States	United States
_______________

(a)
We regard BTC as a subsidiary because we control the majority of the Board of Directors through a shareholders’ agreement. On July 24, 2014, we transferred 2% of the share capital in BTC to the BTC Foundation, a charitable trust dedicated to investing in projects for the benefit of Bahamians. The remaining 49% non-controlling interest in BTC is held by The Bahamas government.

(b)	We regard CW Panama as a subsidiary because we control the majority of the Board of Directors through a shareholders’ agreement.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand and demand deposits, which have a maturity of three months or less at the time of acquisition. Cash and cash equivalents are measured at cost. The details of our cash and cash equivalents are set forth as follows:

	March 31,
	2016	2015
	in millions

Cash at bank and in hand	$2.1	$5.9
Short-term bank deposits	165.4	396.4
Total	$167.5	$402.3
Restricted cash includes cash held in escrow and cash pledged as collateral. Restricted cash amounts that are required to be used to purchase noncurrent assets or repay noncurrent debt are classified as noncurrent assets. All other cash that is restricted to a specific use is classified as current or noncurrent based on the expected timing of the disbursement.
Trade Receivables
Our trade receivables are initially measured at fair value and subsequently reported at amortized cost, net of an allowance for impairment of trade receivables. The allowance for impairment of trade receivables is estimated based upon our assessment of anticipated loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.
Inventory
Inventory is stated at the lower of cost and net realizable value. Cost is the price paid, less any rebates, trade discounts or subsidies. Cost is based on the first-in, first-out (FIFO) principle. For inventory held for sale, net realizable value is determined based on the estimated selling price, less costs to sell.
Investments
We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. For those investments over which we exercise significant influence, we elect the equity method of accounting.
We continually review our equity and cost method investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee, changes in the stock price or valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. If the decline in fair value of an equity or cost method investment is deemed to be other-than-temporary, the cost basis of the security is written down to fair value.
Available-for-sale securities are measured at fair value. Changes in the fair value of available-for-sale securities are reflected in other comprehensive income or loss until sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income or loss into finance income or expense in our consolidated statements of operations.
For additional information regarding our fair value measurements, see note 9.
Financial Instruments
Cash and cash equivalents, current trade and other receivables, other current assets, trade and other payables, other accrued and current liabilities are initially recognized at fair value and subsequently carried at amortized cost. Due to their relatively short maturities, the carrying values of these financial instruments approximate their respective fair value. The carrying amounts of trade receivables with a remaining term of more than one year are included in noncurrent assets, and the carrying amounts of these receivables approximate their fair value.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The carrying amounts of trade receivables with a remaining term of more than one year, loans and other receivables are recognized initially at fair value plus any directly attributable transaction costs. Subsequent to initial recognition, loans and receivables are measured at amortized cost using the effective interest method, less any impairment losses.
For information concerning how we arrive at certain of our fair value measurements, see note 9.
Fair value through profit or loss
Financial assets and liabilities recorded at fair value through profit or loss include financial assets and liabilities that are held-for-trading and those designated upon initial recognition. Financial assets and liabilities are classified as held-for-trading if they are acquired for the purpose of selling in the near term or if designated as such by the company. These financial assets are initially recognized at fair value. Subsequent gains or losses related to changes in fair value are recognized in finance income or finance expense, respectively, in our statement of operations.
Debt
Debt is recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently stated at amortized cost. Any difference between the proceeds (net of transaction costs) and the redemption value of our debt is recognized in our consolidated statements of operations over the respective term of the borrowings using the effective interest method.
Derivative Instruments
All derivative instruments are recorded on the balance sheet at fair value. Changes to the fair value of our derivative instruments are recognized in realized and unrealized gains or losses on derivative instruments within either finance expense or finance income in our consolidated statements of operations.
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity.
For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statements of cash flows, see note 8.
Property and Equipment
Property and equipment are measured at initial cost less accumulated depreciation and any accumulated impairment losses. When parts of an item of property and equipment have different useful lives, they are accounted for as separate items (major components) of property and equipment. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable construction and installation costs and the costs of dismantling and removing the items and restoring the site on which the assets are located. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Financing costs capitalized with respect to construction activities were not material during any of the periods presented.
Items of property and equipment are depreciated from the date they are available for use or, in respect of self-constructed assets, from the date that the asset is completed and ready for use. Depreciation is computed on a straight-line basis over the estimated useful lives of each major component of an item of property and equipment. The cable distribution systems have estimated useful lives ranging from 3 to 30 years. Support equipment have estimated useful lives ranging from 3 to 40 years. Buildings (including leasehold improvements) have estimated useful lives up to 40 years. Customer premises equipment have estimated useful lives of 4 to 10 years. Land is not depreciated. Depreciation methods, useful lives and residual values are reviewed at each reporting date and may be adjusted based on management’s expectations of future use.
Assets held under financing leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Property and equipment are reviewed at each reporting date to determine whether there is any indication of impairment. Impairment exists when the carrying value exceeds the recoverable amount. The recoverable amount is the higher of fair value less costs to sell and value in use. For purposes of impairment testing, assets are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of the cash inflows from other assets or groups of assets (cash-generating units). Impairment losses are reversed if the reasons for the impairment loss no longer exist or the impairment loss has decreased.
Subsequent costs are included in the assets’ carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will be achieved and when the cost can be measured reliably. The carrying amount of any replaced item is derecognized. All other expenditures for repairs and maintenance are expensed as incurred.
Gains and losses due to disposals are included in other operating income in our consolidated statements of operations.
Intangible Assets
Our primary intangible assets are goodwill, customer relationships, licensing and operating agreements, software costs and trade names. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized over their respective estimated useful lives on a straight-line basis and reviewed for impairment when circumstances warrant. Each reporting period, we evaluate the estimated useful lives of our intangible assets that are subject to amortization to determine whether events or circumstances warrant revised estimates of useful lives.
Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually, or more frequently when there is an indication that it may be impaired. Goodwill is allocated to cash-generating units that are expected to benefit from the synergies of the related business combination. For each cash-generating unit, if the recoverable amount (i.e. the higher of fair value less costs to sell or value in use) of the cash-generating unit is less than its carrying amount, the impairment loss is allocated first to reduce the carrying amount of any goodwill and then to the other assets pro-rata on the basis of the carrying amount of each asset. An impairment loss recognized for goodwill is not reversed in a subsequent period.
Customer relationships and trade names are recognized at their fair values in connection with business combinations and are amortized over their estimated useful lives ranging from 4 to 20 years.
Costs associated with maintaining computer software are expensed as incurred. Costs that are directly associated with the production of identifiable and unique software products controlled by us for which it is probable that the expected future economic benefits attributable to the assets would flow to our company beyond one year are recognized as intangible assets. Capitalized internal-use software costs include only external direct costs of materials and services consumed in developing or obtaining the software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software costs are amortized on a straight-line basis over their applicable expected useful lives, which are approximately three years. Where no internal-use intangible asset can be recognized, development expenditures are expensed as incurred.
Subsequent expenditures related to intangible assets are capitalized only when the expenditures increase the future economic benefits embodied in the specific asset to which it relates. All other expenditures, including expenditures on internally generated brands, are expensed as incurred.
Leasing
Payments associated with leases classified as operating leases are recognized in our consolidated statements of operations on a straight-line basis over the term of the lease.
Provisions
Provisions represent liabilities for which the timing of settlement and/or amount are uncertain. A provision is recognized when (i) a present legal or constructive obligation as a result of a past event exists, (ii) it is probable that an outflow of resources will be required to settle the obligation and (iii) a reliable estimate can be made of the amount of the obligation.
For additional information on our provisions, see note 17.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Employee Benefit Plans
Certain of our subsidiaries maintain various employee defined benefit plans. Defined benefit pension plan costs are determined using actuarial methods and are accounted for using the projected unit credit method, which incorporates management’s best estimates of future salary levels, other cost escalations, retirement ages of employees, and other actuarial factors. Our net obligation in respect of defined benefit pension plans represents the fair value of the plan assets, less the present value of the defined benefit obligations. Defined benefit obligations for each plan are calculated annually by independent qualified actuaries. Defined benefit assets are only recognized to the extent they are deemed recoverable.
Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in full in the period in which they arise through the statement of comprehensive income together with returns on plan assets, excluding net interest that is recorded in our consolidated statement of operations. These remeasurements are not subsequently reclassified to profit or loss.
Other movements in the net pension deficit or surplus are recognized in other operating expenses in our consolidated statement of operations. These generally comprise current and past service costs, including those arising from settlements and curtailments, and net interest amounts representing the change in the present value of plan obligations and plan assets resulting from the unwinding of discounts.
Certain of our subsidiaries participate in externally managed defined contribution pension plans. A defined contribution plan is a pension plan under which we have no further obligation once the fixed defined contribution has been paid to the third-party administrator of the plan. Contributions under our defined contribution pension plan are recognized as incurred in other operating expenses in our consolidated statement of operations.
For additional information on our employee benefit plans, see note 21.
Foreign Currency Translation and Transactions
The presentation currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded in foreign currency translation reserve in our consolidated statements of changes in owners’ equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.
Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated statements of financial position related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.
Revenue Recognition
Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of business.
Service Revenue—Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is generally recognized as revenue in the period during which the installation occurs.

Sale of Multiple Products and Services. We sell video, broadband internet, fixed-line telephony and, in most of our markets, mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

basis. Revenue from bundled packages generally is allocated proportionally to the individual services based on the relative standalone price for each respective service.

Mobile Revenue—General. Consideration from mobile contracts is allocated to the airtime service element and the handset service element based on the relative standalone prices of each element. The amount of consideration allocated to the handset is limited to the amount that is not contingent upon the delivery of future airtime services. Certain of our operations that provide mobile services offer handsets under a subsidized contract model, whereby upfront revenue recognition is limited to the upfront cash collected from the customer as the remaining monthly fees to be received from the customer, including fees that may be associated with the handset, are contingent upon delivering future airtime services.

Mobile Revenue—Airtime Services. We recognize revenue from mobile services in the period the related services are provided. Revenue from pre-pay customers is recorded as deferred revenue prior to the commencement of services and revenue is recognized as the services are rendered or usage rights expire.

Mobile Revenue—Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue when the goods have been delivered and title has passed. Our assessment of collectibility is based principally on internal and external credit assessments as well as historical collection information for similar customers. To the extent that collectibility of installment payments from the customer is not reasonably assured upon delivery of the handset, handset revenue is not recognized until collectibility is reasonably assured.

Business-to-Business (B2B) Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted fees charged to the subscriber, if any.

Subscriber Advance Payments and Deposits. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.

Sales, Use and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales, use and other value-added taxes.
Income Taxes
The income taxes of CWC and its subsidiaries are presented on a separate return basis for each tax-paying entity or group based on the local tax law.
Current income tax assets and liabilities are measured at the amount expected to be recovered from or paid to the taxation authorities at undiscounted values. The tax rates and tax laws used to compute the amounts are those that are enacted or substantively enacted as of the statement of financial position date.
Generally, deferred taxes are recognized for any temporary differences between the tax base and the IASB-IFRS base, except in situations where goodwill is not recognized for tax purposes.
Deferred tax assets are recognized for deductible temporary differences and tax loss and interest carryforwards, if it is probable that future taxable earnings will be available against which the unused tax losses or temporary differences can be utilized. However, deferred tax assets are not recognized if the deferred tax asset arises from the initial recognition of an asset or liability in a transaction that is not a business combination and at the time of the transaction affects neither accounting earnings nor taxable earnings.
The recoverability of the carrying value of deferred taxes is determined based on management’s estimates of future taxable earnings. If it is no longer probable that enough future taxable earnings will be available against which the unused tax losses or temporary differences can be used, an impairment in a corresponding amount is recognized on the deferred tax assets.
Deferred taxes are measured at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted as of the balance sheet date. Deferred taxes are not discounted.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

If the changes in the value of assets or liabilities are recognized in a separate component of equity, the change of value of the corresponding deferred tax assets and liabilities are also recognized in this separate component of equity (instead of income tax expense).
Deferred tax assets and liabilities are offset in our consolidated balance sheets if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity.
For additional information concerning our income taxes, see note 18.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(5)	Financial Risk Management
Overview
We have exposure to the following risks that arise from our financial instruments:

•	Credit Risk

•	Liquidity Risk

•	Market Risk
Our exposure to each of these risks, the policies and procedures that we use to manage these risks and our approach to capital management are discussed below.
Credit Risk
Credit risk is the risk that we would experience financial loss if our customers or the counterparties to our financial instruments and cash investments were to default on their obligations to us.
We manage the credit risks associated with our trade receivables by performing credit verifications, following established dunning procedures and engaging collection agencies. We also manage this risk by disconnecting services to customers whose accounts are delinquent. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries. For information concerning the aging of our trade receivables, see note 10.
We manage the credit risks associated with our financial instruments, cash investments and debt facilities primarily through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. Most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.
Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.
While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
Our maximum exposure to credit risk is represented by the carrying amounts of our financial assets. We do not believe there is any significant credit risk associated with these financial instruments.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Liquidity Risk
Liquidity risk is the risk that we will encounter difficulty in meeting our financial obligations. In addition to cash and cash equivalents, our primary sources of liquidity are cash provided by operations and access to the available borrowing capacity of our various debt facilities. For additional information related to our debt, see note 15.
Our liquidity is generally used to fund (i) corporate general and administrative expenses, (ii) interest payments on the CWC Notes and CWC Credit Facilities (each as defined and described in note 15), (iii) satisfy obligations under our employee benefit plans, (iv) the satisfaction of contingent liabilities, (v) acquisitions, (vi) other investment opportunities or (vii) income tax payments.
Our most significant financial obligations relate to our debt obligations, which are described in note 15. The terms of certain of our debt contain various restrictions, including covenants that restrict our ability to incur additional debt. As a result, additional debt financing is only a potential source of liquidity if the incurrence of any new debt is permitted by the terms of our existing debt instruments.
Our ability to generate cash from our operations will depend on our future operating performance, which is in turn dependent, to some extent, on general economic, financial, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that our sources of liquidity will be sufficient to fund our currently anticipated working capital needs, capital expenditures and other liquidity requirements during the next 12 months, although no assurance can be given that this will be the case. In this regard, it is not possible to predict how economic conditions, sovereign debt concerns and/or any adverse regulatory developments could impact the credit markets we access and, accordingly, our future liquidity and financial position. In addition, sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.
We use budgeting and cash flow forecasting tools to ensure that we will have sufficient resources to timely meet our liquidity requirements. We also maintain a liquidity reserve to provide for unanticipated cash outflows.
The following table provides the timing of expected cash payments based on the contractually agreed upon terms for our financial liabilities as of March 31, 2016. The amounts are based on interest rates, interest payment dates and contractual maturities in effect as of March 31, 2016, as applicable. These amounts are presented for illustrative purposes only and will likely differ from the actual payments required in future periods.

	Payments due during the year ending March 31:
	2017	2018	2019	2020	2021	Thereafter	Total
	in millions

Debt:
Principal	$81.6	$57.5	$251.3	$616.8	$1,281.7	$783.4	$3,072.3
Interest	234.4	222.5	212.4	201.5	146.4	57.6	1,074.8
Trade and other payables	230.9	—	—	—	—	—	230.9
Current tax liabilities	87.2	—	—	—	—	—	87.2
Provisions (a)	61.3	19.1	—	—	—	47.5	127.9
Other accrued and current liabilities	319.1	27.2	—	—	—	—	346.3
Total	$1,014.5	$326.3	$463.7	$818.3	$1,428.1	$888.5	$4,939.4
_______________

(a)	The amounts included in periods later than 2021 represent payments associated with our network-related asset retirement obligations.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The following table provides the timing of expected cash payments based on the contractually agreed upon terms for our financial liabilities as of March 31, 2015. The amounts are based on interest rates, interest payment dates and contractual maturities in effect as of March 31, 2015, as applicable. These amounts are presented for illustrative purposes only and will likely differ from the actual payments required in future periods.

	Payments due during the year ending March 31:
	2016	2017	2018	2019	2020	Thereafter	Total
	in millions

Debt principal	$84.5	$745.9	$39.5	$251.7	$423.0	$1,273.4	$2,818.0
Debt interest	209.2	198.4	156.4	155.0	134.7	93.7	947.4
Trade and other payables	334.5	—	—	—	—	—	334.5
Current tax liabilities	119.7	—	—	—	—	—	119.7
Provisions (a)	129.4	60.8	—	—	—	49.2	239.4
Other accrued and current liabilities	372.1	41.2	—	—	—	—	413.3
Total	$1,249.4	$1,046.3	$195.9	$406.7	$557.7	$1,416.3	$4,872.3
_______________

(a)	The amounts included in periods later than 2020 represent payments associated with our network-related asset retirement obligations.
Market Risk
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our related-party borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our subsidiaries. Our primary exposure to variable-rate debt is through the LIBOR-indexed CWC Credit Facilities, as defined and further described in note 15.
Assuming no change in the amounts outstanding, and without giving effect to any other variables, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $3.4 million.
Foreign Currency Risk
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming and indefeasible rights of use contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded in our consolidated statements of financial position related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have not hedged any non-functional currency risks related to our revenue, operating costs and expenses and/or property and equipment additions as of March 31, 2016.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our presentation currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in foreign currency translation as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk during the year ended March 31, 2016 was to the Jamaican dollar and Trinidad and Tobago dollar, as 13.0% and 7.6% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

currencies are the Jamaican dollar and Trinidad and Tobago dollar, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Colombian peso, Seychelles rupee and certain other local currencies in the Caribbean and Latin America. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

(6)	Acquisitions
Columbus
On March 31, 2015, we purchased 100% of the issued and outstanding shares of Columbus (the Columbus Acquisition) for $2.1 billion and assumed existing Columbus debt, including (i) the Columbus Senior Notes (as defined and described in note 15) and (ii) certain term loans (as further described in note 15). The term loans were subsequently refinanced in connection with the Liberty Global Transaction, as further described in note 29.
The fair value of the consideration provided in connection with the Columbus Acquisition was comprised of the following (in millions):

Ordinary common shares of C&W (a)	$1,287.0
Cash	708.0
Put option (b)	103.0
Replacement share option awards (c)	23.0
Vendor taxes (d)	6.0
$2,127.0
_______________

(a)
Represents 1,557,529,605 ordinary common shares of $0.05 each issued to CVBI Holdings (Barbados) Inc, Clearwater Holdings (Barbados) Limited, Columbus Holding LLC and Brendan Paddick (collectively, the “Principal Vendors”) in proportion to their Columbus shareholding. The fair value of these shares included a discount for lack of marketability.

(b)
The Principal Vendors entered into lock-up and put option arrangements in respect of the issued ordinary common shares in connection with the Columbus Acquisition. Under these arrangements each holder could require us to reacquire certain of the shares in four tranches between 2016 and 2019 at a strike price of $0.7349 per share. The fair value of the put option was recognized in capital and other reserves in our consolidated statements of changes in owners’ equity. The put option meets the definition of an equity instrument, accordingly, it is revalued to fair value at each reporting date. The financial liability (repurchase option) in connection with the put option was valued on initial recognition using the present value technique of the future liability. For additional information, see note 8.

(c)
The Columbus employee incentive share option plan was cancelled, with certain employees of Columbus rolling over their options into an equivalent CWC share option plan. As set out in IFRS 3, Business Combinations (IFRS 3), the fair value of these replacement awards attributable to the pre-acquisition service period is reflected as part of the consideration paid for Columbus.

(d)
As a consequence of the Columbus Acquisition, a deemed disposal of the shares of Columbus Dominicana S.A. was triggered giving rise to a potential capital gains tax liability of $5 million under Dominican Republic tax law. In addition, an indirect ownership transfer was triggered under Panamanian tax law for Columbus Networks S. de R.L, Telecommunications Corporativas Panamenas S.A., Columbus Networks de Panama SRL and Columbus Networks Maritima S. de R.L. giving rise to a tax liability of $1 million. As set out in IFRS 3, the fair value of these liabilities, which are paid on behalf of the seller, increased the consideration paid for Columbus.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

We have accounted for the Columbus Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Columbus based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet for Columbus at the March 31, 2015 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$80.0
Other current assets	123.0
Assets held at fair value	14.0
Property and equipment, net	1,134.0
Goodwill (a)	2,077.0
Intangible assets subject to amortization (b)	723.0
Deferred income tax assets	28.0
Assets held for sale	6.0
Accounts payable and accrued liabilities	(275.0)
Debt	(1,233.0)
Deferred income tax liabilities	(265.0)
Other noncurrent liabilities	(285.0)
Total purchase price	$2,127.0
_______________

(a)
The goodwill recognized in connection with the Columbus Acquisition is primarily attributable to synergies arising from the acquisition and an assembled workforce, which are not separately recognized as they did not meet the recognition criteria of IAS 38, Intangible Assets (IAS 38).

(b)	Amount includes intangible assets primarily related to customer contracts and relationships.
Grupo Sonitel
On September 12, 2014, CW Panama agreed to acquire Panama-based Grupo Sonitel for $36 million, plus contingent consideration of up to an additional $5 million. Grupo Sonitel operates (i) SSA Sistemas, which provides end-to-end managed information technology solutions and telecommunication services to the government and business customers in Panama, as well as in El Salvador, Nicaragua and Peru, and (ii) Sonset, which provides information technology solutions and services to small and medium enterprise customers in Panama.

We have accounted for the acquisition of Grupo Sonitel using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Grupo Sonitel based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet for Grupo Sonitel at the September 12, 2014 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Property and equipment, net	$2.0
Goodwill (a)	17.0
Intangible assets subject to amortization (b)	14.0
Other assets	6.0
Total purchase price	$39.0
_______________

(a)
The goodwill recognized in connection with the acquisition of Grupo Sonitel is primarily attributable to synergies arising from the acquisition and an assembled workforce, which are not separately recognized as they did not meet the recognition criteria of IAS 38.

(b)	Represents intangible assets related to customer contracts and relationships.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Pro Forma Information
The following unaudited pro forma consolidated operating results for the year ended March 31, 2015 (in millions) give effect to (i) the Columbus Acquisition and (ii) the acquisition of Grupo Sonitel, as if they had been completed as of April 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Revenue	$2,404.6
Net earnings	$283.5
Our consolidated statement of operations for the year ended March 31, 2015 includes revenue and net earnings of $44 million and $2 million, respectively, attributable to Grupo Sonitel.

(7)	Discontinued Operation and Disposal
Discontinued operation
On May 15, 2014, CWC shareholders approved the sale of Compagnie Monégasque de Communication SAM (CMC) to a private investment company. CMC was the holding company for our 55% stake in Monaco Telecom. The sale of CMC was completed on May 20, 2014 for total consideration of $453.6 million.
The results of Monaco Telecom, which is classified as a discontinued operation in our consolidated statement of operations for the year ended March 31, 2015, are as follows (in millions):

Revenue	$29.2
Expenses	(20.3)
Earnings before income taxes	8.9
Income tax expense	(0.7)
Earnings from discontinued operations, net of taxes	8.2
Gain on disposal of discontinued operations, net of taxes	346.0
$354.2
Disposal
During the year ended March 31, 2015, we divested of our 32.577% non-controlling investment in Solomon Telekom Company Limited (Soltel) to the Solomon Islands National Provident Fund Board for total cash proceeds of approximately $16.5 million. The transaction resulted in a gain on disposal of $4 million. This divestment marked our exit from the South Pacific region as interests in Vanuatu and Fiji were previously sold.
The Soltel business did not constitute a discontinued operation in accordance with IFRS 5, Non-current Assets Held for Sale and Discontinued Operations, due to its size.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(8)	Derivative Instruments and Financial Liabilities
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2016			March 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets – embedded derivatives:
Columbus Senior Notes redemption option	$—	$26.8	$26.8	$—	$14.1	$14.1
Sable Senior Notes redemption option	—	4.1	4.1	—	—	—
	$—	$30.9	$30.9	$—	$14.1	$14.1

Liabilities – Columbus Put Option (b)	$279.0	$691.4	$970.4	$—	$879.1	$879.1
_______________

(a)	Our noncurrent derivative assets are included in other noncurrent assets in our consolidated statements of financial position.

(b)	The Columbus Put Option is defined and described below.
The details of our realized and unrealized losses on derivative instruments for the year ended March 31, 2016, included in finance expense in our consolidated statements of operations, are as follows (in millions):

Embedded derivatives	$12.6
Columbus Put Option	(91.3)
Total	$(78.7)
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. We had no cash inflow or outflow activity related to derivative instruments during the years ended March 31, 2016 and 2015.
Embedded Derivatives
The redemption terms pursuant to the Columbus Senior Notes and Sable Senior Notes (each as defined and described in note 15) represent embedded derivative instruments, which require bifurcation from the applicable debt instrument. Each of the bifurcated amounts are carried at fair value in our consolidated statements of financial position. Any gain or loss associated with the recurring valuation of these embedded derivatives is recorded in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations.
Financial Liabilities
As part of the Columbus Acquisition, the Principal Vendors entered into lock-up and put option arrangements in respect of their issued consideration shares until 2019 (the Columbus Put Option). Our liability for the Columbus Put Option was valued on initial recognition using the present value technique of the future liability. Subsequent to March 31, 2016, the Columbus Put Option was settled in connection with the Liberty Global Transaction.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Reconciliations of the movements of the Columbus Put Option, held at amortized cost, are as follows:

	March 31,
	2016	2015
	in millions

Balance at beginning of period	$879.1	$—
Recognition of put option liability	—	879.1
Accretion of Columbus Put Option	91.3	—
Balance at end of period	$970.4	$879.1

(9)	Fair Value Measurements
We measure (i) certain of our investments and (ii) our derivative instruments at fair value. The reported fair values of these investments and derivative instruments as of March 31, 2016 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we measure at fair value, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
We disclose fair value measurements according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the year ended March 31, 2016, no such transfers were made.
All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.
We have bifurcated an embedded derivative associated with certain redemption terms of our Columbus Senior Notes and Sable Senior Notes (each as defined and described in note 15). The recurring fair value measurements of these embedded derivatives are determined using observable Level 2 data applying a binomial tree/lattice approach based on the Hull-White single factor interest rate term structure model. Under this approach, an interest rate lattice is constructed according to a given short-rate volatility and mean reversion constant as implied by the market at each valuation date.
Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of cash-generating units, customer relationship intangible assets and property and equipment. The valuation of cash-generating units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions, which are consistent with a market participant’s approach. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the year ended March 31, 2016, we finalized our nonrecurring valuation for the purpose of determining the acquisition accounting for the Columbus Acquisition.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The fair values of financial assets and liabilities, together with the carrying amounts shown in our consolidated statements of financial position, are as follows:

	Level	March 31, 2016		March 31, 2015
		Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
		in millions
Assets carried at fair value:
Held-for-sale investment in TSTT (note 13)	3	$128.3	$128.3	$136.1	$136.1
Embedded derivatives (a):
Columbus Senior Notes redemption option	2	26.8	26.8	14.1	14.1
Sable Senior Notes redemption option	2	4.1	4.1	—	—
Government bonds	1	57.1	57.1	58.7	58.7
Total assets carried at fair value		$216.3	$216.3	$208.9	$208.9

Assets carried at cost or amortized cost:
Trade and other receivables		$505.6	$505.6	$444.4	$444.4
Cash and cash equivalents		167.5	167.5	402.3	402.3
Loan receivable – related-party		86.2	86.2	74.3	74.3
Other current and noncurrent financial assets		55.2	55.2	48.1	48.1
Restricted cash		20.6	20.6	21.3	21.3
Total assets carried at cost or amortized cost		$835.1	$835.1	$990.4	$990.4

Liabilities carried at cost or amortized cost:
Debt obligations		$3,028.4	$3,207.0	$2,766.7	$2,912.0
Accounts payable and other liabilities (including related-party)		276.4	276.4	401.0	401.0
Accrued liabilities (including related-party)		764.7	764.7	1,010.2	1,010.2
Columbus Put Option	2	970.4	970.4	879.1	879.1
Total liabilities carried at cost or amortized cost		$5,039.9	$5,218.5	$5,057.0	$5,202.3
_______________

(a)	These amounts represent embedded derivative instruments associated with the Columbus Senior Notes and the Sable Senior Notes, respectively (each as defined and described in note 15).

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Pre-tax amounts recognized in our consolidated statements of operations for the years ended March 31, 2016 and 2015 related to our financial assets and liabilities are as follows:

	Finance income	Finance expense	Other statement of operations effects (a)	Impact on earnings (loss) before income taxes
	in millions

Year ended March 31, 2016:
Derivative assets carried at fair value through our consolidated statement of operations	$—	$—	$(12.6)	$(12.6)
Assets carried at cost or amortized cost:
Trade receivables (b)	—	—	25.2	25.2
Loan receivable	(11.3)	—	—	(11.3)
Cash and cash equivalents	(2.5)	—	—	(2.5)
Liabilities carried at fair value	—	17.4	—	17.4
Liabilities carried at cost or amortized cost	—	213.2	91.3	304.5
	$(13.8)	$230.6	$103.9	$320.7

Year ended March 31, 2015:
Assets carried at cost or amortized cost:
Trade receivables (b)	$—	$—	$19.7	$19.7
Loan receivable	(1.0)	—	—	(1.0)
Cash and cash equivalents	(3.3)	—	—	(3.3)
Liabilities carried at fair value	—	9.3	—	9.3
Liabilities carried at cost or amortized cost	—	75.0	—	75.0
	$(4.3)	$84.3	$19.7	$99.7
_______________

(a)	Except as noted in (b) below, amounts are included in realized and unrealized losses on derivative instruments within finance expense in our consolidated statements of operations.

(b)
The other statement of operations effects for trade receivables represent provisions for impairment of trade receivables and are included in other operating expenses in our consolidated statements of operations.

A reconciliation of the movements in the valuation basis of our financial instruments measured at fair value is as follows:

	Available-for-sale financial assets	Financial assets at fair value through earnings (loss) for the period	Total
	in millions

Balance at April 1, 2015	$58.7	$14.1	$72.8
Fair value gain	—	12.6	12.6
Additions	—	4.2	4.2
Sale of available-for-sale investment	0.7	—	0.7
Foreign currency translation adjustments	(2.3)	—	(2.3)
Balance at March 31, 2016	$57.1	$30.9	$88.0

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

	Available-for-sale financial assets	Financial assets at fair value through earnings (loss) for the period	Total
	in millions

Balance at April 1, 2015	$58.4	$—	$58.4
Additions	2.4	14.1	16.5
Fair value gain	3.5	—	3.5
Sale of available-for-sale investment	(1.4)	—	(1.4)
Foreign currency translation adjustments	(4.2)	—	(4.2)
Balance at March 31, 2016	$58.7	$14.1	$72.8

(10)	Trade and Other Receivables
The details of our trade and other receivables, net, are set forth below:

	March 31,
	2016	2015 (a)
	in millions

Current trade and other receivables:
Trade receivables – gross (b)	$425.1	$368.8
Allowance for impairment of trade receivables	(81.2)	(69.7)
Trade receivables, net	343.9	299.1
Other receivables (note 26) (c)	79.3	64.5
Unbilled revenue	77.6	78.1
Amounts receivable from joint ventures and associates	0.9	1.0
Total current trade and other receivables, net	501.7	442.7
Noncurrent – trade and other receivables	3.9	1.7
Total trade and other receivables	$505.6	$444.4
_______________

(a)	As reclassified – see note 2.

(b)	Includes $49.3 million and $52.7 million, respectively, representing a concentration of trade receivables due from various departments within a single government entity.

(c)	Other receivables primarily include amounts due from New Cayman and VAT receivables.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The detailed aging of current trade receivables and related impairment amounts as of March 31, 2016 and 2015 is set forth below:

	March 31, 2016		March 31, 2015
	Gross trade receivables	Allowance for impairment	Gross trade receivables	Allowance for impairment
	in millions
Days past due:
Current	$—	$—	$40.0	$—
1 - 30	132.8	—	128.0	(0.3)
31 - 60	62.2	(0.2)	46.4	(0.1)
61 - 90	43.9	(0.7)	26.2	(0.2)
Over 90	186.2	(80.3)	128.2	(69.1)
Total	$425.1	$(81.2)	$368.8	$(69.7)
Based on historic default rates, we believe that no impairment allowance is necessary in respect of trade and other receivables not past due. Due to the nature of the telecommunications industry, balances relating to interconnection with other carriers often have lengthy settlement periods. Generally, interconnection agreements with major carriers result in both receivables and payables balances with the same counterparty. Industry practice is that receivable and payable amounts relating to interconnection revenue and costs for a defined period are agreed between counterparties and settled on a net basis.

The following table shows the development of the allowance for impairment of trade receivables:

	Year ended March 31,
	2016	2015
	in millions

Allowance at beginning of period	$69.7	$78.0
Reclassification from held-for-sale	0.9	1.9
Business disposals	—	(6.8)
Provisions for impairment of receivables	25.2	19.7
Write-off of receivables	(14.4)	(22.4)
Foreign currency translation	(0.2)	(0.7)
Allowance at end of period	$81.2	$69.7
When a trade receivable is uncollectible, it is written off against the allowance account. Provisions for impairment of trade receivables are included in other operating expenses in our consolidated statements of operations.

(11)	Inventory
Our inventory is primarily composed of mobile handsets and equipment. Inventory is not pledged as security or collateral against any of our borrowings. The cost of inventory held for sale that was expensed during the years ended March 31, 2016 and 2015 was $138.8 million and $148.0 million, respectively.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(12)	Other Assets
The details of our other current assets are set forth as follows:

	March 31,
	2016	2015
	in millions

Restricted cash (a)	$4.5	$5.2
Income taxes receivable	7.4	9.6
Accrued other income	6.5	4.1
Other current assets	6.7	6.3
Total	$25.1	$25.2
_______________

(a)	Restricted cash primarily includes funding for seniority provisions in Panama and cash collateral related to certain loans in Barbados.
The details of our other noncurrent assets are set forth as follows:

	March 31,
	2016	2015
	in millions

Prepaid expenses (a)	$117.3	$126.4
Derivative instruments (note 8)	30.9	14.1
Available-for-sale financial assets (note 9) (b)	57.1	58.7
Retirement benefit plan assets (note 21)	28.0	16.8
Deferred income taxes (note 18)	35.8	55.8
Restricted cash (c)	16.1	16.1
Other noncurrent assets	10.6	13.5
Total	$295.8	$301.4
_______________

(a)	Amounts include $101.9 million in prepaid mobile spectrum, which we do not currently have the right to use.

(b)	Amounts relate to U.K. Government Gilts, which are held as security against certain noncurrent employee benefit plan liabilities. For additional information, see note 21.

(c)	Restricted cash represents funding for seniority provisions in Panama.

(13)	Assets Held for Sale
The details of our assets held for sale are as follows:

	March 31,
	2016	2015
	in millions

Investment in Telecommunications Services of Trinidad and Tobago Limited (TSTT)	$128.3	$136.1
Property and equipment (a)	26.2	27.9
Total	$154.5	$164.0

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

_______________

(a)	Represents property and equipment primarily related to the Barbados fiber network, which is being divested as part of the regulatory approval from the Barbados Fair Trading Commission.
In connection with our acquisition of Columbus in March 2015, certain conditions were included in the regulatory approval of the transaction from the Telecommunications Authority of Trinidad and Tobago, including the requirement that we dispose of our investment in TSTT by a certain date, which has been extended to June 30, 2017. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT. For additional information regarding our investment in TSTT, see note 29.

(14)	Long-lived Assets
Property and Equipment, Net
Changes during the year ended March 31, 2016 in the carrying amounts of our property and equipment, net, are as follows:

	Plant and equipment	Land and buildings	Assets under construction	Total
	in millions
Cost:
April 1, 2015	$5,128.0	$485.8	$298.4	$5,912.2
Additions	141.7	3.1	359.4	504.2
Retirements and disposals	(142.3)	(1.0)	—	(143.3)
Transfers between categories	341.9	6.5	(348.4)	—
Transfers from (to) intangible assets	(5.7)	1.6	(39.0)	(43.1)
Foreign currency translation and other	(52.8)	(7.7)	(0.5)	(61.0)
March 31, 2016	$5,410.8	$488.3	$269.9	$6,169.0

Accumulated depreciation:
April 1, 2015	$3,109.7	$222.7	$0.4	$3,332.8
Depreciation	315.1	18.8	—	333.9
Impairment	(52.0)	(21.6)	—	(73.6)
Retirements and disposals	(135.9)	—	—	(135.9)
Transfers to intangible assets	(6.9)	(0.1)	(0.4)	(7.4)
Foreign currency translation and other	(33.1)	(4.0)	—	(37.1)
March 31, 2016	$3,196.9	$215.8	$—	$3,412.7

Property and equipment, net:
March 31, 2016	$2,213.9	$272.5	$269.9	$2,756.3

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes during the year ended March 31, 2015 in the carrying amounts of our property and equipment, net, are as follows:

	Plant and equipment	Land and buildings	Assets under construction	Total
	in millions
Cost:
April 1, 2014	$4,001.0	$423.0	$220.0	$4,644.0
Acquisitions	1,054.0	41.0	53.0	1,148.0
Additions	11.9	0.5	403.7	416.1
Business disposals	(109.1)	—	(1.5)	(110.6)
Write-offs	(49.0)	—	—	(49.0)
Retirements and disposals	(94.0)	(2.0)	(0.4)	(96.4)
Reclassification from assets held for sale	55.0	8.0	9.0	72.0
Transfers between categories	334.0	21.4	(355.4)	—
Transfers from (to) intangible assets	—	—	(28.4)	(28.4)
Transfers to assets held for sale	(42.0)	—	—	(42.0)
Foreign currency translation and other	(33.8)	(6.1)	(1.6)	(41.5)
March 31, 2015	$5,128.0	$485.8	$298.4	$5,912.2

Accumulated depreciation:
April 1, 2014	$3,022.0	$204.0	$0.4	$3,226.4
Depreciation (a)	196.2	14.6	—	210.8
Impairment	70.1	8.2	—	78.3
Write-offs	49.0	—	—	49.0
Retirements and disposals	(137.5)	(1.1)	—	(138.6)
Business disposals	(70.7)	—	—	(70.7)
Reclassification from assets held for sale	25.0	2.0	—	27.0
Transfers to assets held for sale	(14.8)	—	—	(14.8)
Foreign currency translation and other	(29.6)	(5.0)	—	(34.6)
March 31, 2015	$3,109.7	$222.7	$0.4	$3,332.8

Property and equipment, net:
March 31, 2015	$2,018.3	$263.1	$298.0	$2,579.4
_______________

(a)	Includes $1.4 million related to discontinued operations.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Intangible Assets Subject to Amortization, Net
Changes in the carrying amounts of our finite-lived intangible assets during the year ended March 31, 2016 are as follows:

	Customer relationships	Software	Licensing and operating agreements	Other (a)	Total
	in millions
Cost:
April 1, 2015	$645.4	$324.5	$93.4	$89.1	$1,152.4
Additions	—	30.3	—	—	30.3
Retirements and disposals	(4.3)	(3.1)	—	—	(7.4)
Transfers from property and equipment	—	16.1	27.0	—	43.1
Foreign currency translation and other	(0.5)	(3.8)	(7.2)	—	(11.5)
March 31, 2016	$640.6	$364.0	$113.2	$89.1	$1,206.9

Accumulated amortization:
April 1, 2015	$7.5	$243.1	$28.0	$0.3	$278.9
Amortization	53.8	33.5	11.9	7.9	107.1
Retirements and disposals	(4.3)	(3.1)	—	—	(7.4)
Transfers from property and equipment	—	2.6	4.8	—	7.4
Foreign currency translation and other	0.1	(2.6)	(4.8)	—	(7.3)
March 31, 2016	$57.1	$273.5	$39.9	$8.2	$378.7

Intangible assets subject to amortization, net:
March 31, 2016	$583.5	$90.5	$73.3	$80.9	$828.2
_______________

(a)	Primarily includes brand names.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes in the carrying amounts of our finite-lived intangible assets during the year ended March 31, 2015 are as follows:

	Customer relationships	Software	Licensing and operating agreements	Other (a)	Total
	in millions
Cost:
April 1, 2014	$27.0	$260.0	$175.6	$70.0	$532.6
Acquisitions	625.0	18.7	14.8	87.0	745.5
Additions	—	18.9	38.5	0.7	58.1
Business disposals	—	(2.4)	(135.4)	(69.6)	(207.4)
Retirements and disposals	(6.4)	(0.1)	—	—	(6.5)
Transfers from property and equipment	—	28.2	0.3	—	28.5
Foreign currency translation and other	(0.2)	1.2	(0.4)	1.0	1.6
March 31, 2015	$645.4	$324.5	$93.4	$89.1	$1,152.4

Accumulated amortization:
April 1, 2014	$6.7	$211.0	$89.2	$55.0	$361.9
Amortization (b)	8.0	32.6	7.4	0.8	48.8
Business disposals	—	(1.6)	(68.4)	(55.4)	(125.4)
Retirements and disposals	(6.4)	(0.1)	—	—	(6.5)
Foreign currency translation and other	(0.8)	1.2	(0.2)	(0.1)	0.1
March 31, 2015	$7.5	$243.1	$28.0	$0.3	$278.9

Intangible assets subject to amortization, net:
March 31, 2015	$637.9	$81.4	$65.4	$88.8	$873.5
_______________

(a)	Primarily includes brand names.

(b)	Includes $1.6 million related to discontinued operations.
Goodwill
Goodwill is allocated to our cash-generating units, as defined and further described below, as follows:

		March 31,
Cash-generating unit	Reportable segment	2016	2015
		in millions

Networks	Networks and Liberty Latin America	$844.9	$844.9
Trinidad and Tobago	Caribbean	759.5	759.5
Jamaica	Caribbean	173.8	173.8
Curacao	Caribbean	97.0	97.0
		1,875.2	1,875.2
Other		268.5	284.4
		$2,143.7	$2,159.6

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes in the carrying amount of our goodwill are set forth below:

	Year ended March 31,
	2016	2015
	in millions

Balance at beginning of year	$2,159.6	$355.8
Acquisitions	—	1,804.8
Impairment	(3.3)	—
Foreign currency translation adjustments	(12.6)	(1.0)
Balance at end of year	$2,143.7	$2,159.6
Impairment
We perform annual impairment reviews of the carrying value of goodwill in each of the reportable segments in which we operate. For the purpose of impairment testing, assets are grouped at the lowest level for which there are separately identifiable cash inflows, known as cash-generating units. We have principally determined our cash-generating units to be the country in which the business operates with the exception of those segments that have discrete service lines and cash inflows, which are monitored by management on that basis.
We performed our annual impairment review effective March 31, 2016. In performing the review, the recoverable amounts of the cash-generating unit was determined based on the higher of the fair value less costs of disposal and the value in use of the respective cash-generating unit. The fair value measurement was categorized as Level 3 fair value based on the inputs in the valuation technique used. The value in use for each cash-generating unit was estimated using discounting cash flows, which used pre-tax discount rates dependent on the risk-adjusted cost of capital of the respective cash-generating unit. In connection with the annual impairment review, we impaired $3.3 million of goodwill associated with Dekal Wireless (Holding) Limited, which is included in our “other” cash-generating unit.
The key assumptions used in the impairment review and the estimated recoverable amount of the cash-generating unit over its carrying value are as follows:

	Networks	Trinidad & Tobago	Jamaica	Curacao

Key assumptions:
Pre-tax discount rate	9.2%	14.6%	11.5%	10.9%
Long-term growth rate	1.5%	5.0%	3.5%	5.0%
Budgeted Adjusted EBITDA (a)	9.3 - 25.2	6.0 - 9.5	6.8 - 18.6	6.0 - 9.0
Budgeted capital expenditure (b)	8.4 - 12.9	3.6	17.4 - 27.5	1.0

Change required for carrying amount to equal recoverable amount (in millions)	$617.0	$56.0	$272.0	$7.0
_______________

(a)
Budgeted Adjusted EBITDA is expressed as the range of annual growth rates in operations in the initial five years of the value in use calculation as derived from a three-year forecast approved by the board of directors.

(b)	Budgeted capital expenditures is expressed as a percentage of revenue in the initial five years of the value in use calculation.
Our impairment review results of the recoverable amounts of our cash-generating units are sensitive to a number of assumptions, including those key assumptions noted in the table above.
If, among other factors, (i) our enterprise value were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Depreciation, Amortization and Impairment
Depreciation, amortization and impairment expense is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Depreciation expense	$333.9	$209.4
Amortization expense	107.1	47.2
Total depreciation and amortization	441.0	256.6
Impairment expense (recovery) (a)	(70.3)	127.2
Total depreciation, amortization and impairment	$370.7	$383.8
_______________

(a)
In connection with the Columbus Acquisition, certain assets in the legacy Columbus markets that overlapped with existing CWC markets were impaired during the year ended March 31, 2015 based on the expected timing of customer migration to the CWC fiber networks. During the year ended March 31, 2016, the timing of the migration plan was reassessed and extended. Accordingly, the discounted cash flow analysis associated with the 2015 impairment charge was revised to account for a change in the expected useful lives of the underlying assets, which resulted in a $74.3 million impairment recovery during the 2016 period.

(15)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our consolidated third-party debt are as follows:

	March 31, 2016
	Weighted average interest rate (a)	Unused borrowing capacity (b)	Estimated fair value (c)		Principal amount
			March 31,		March 31,
			2016	2015	2016	2015
		in millions

C&W Notes	7.32%	$—	$2,322.0	$1,560.0	$2,207.1	$1,469.0
C&W Credit Facilities	5.11%	493.0	885.0	1,352.0	865.2	1,349.0
Total debt before discounts, premiums and deferred financing costs	6.70%	$493.0	$3,207.0	$2,912.0	$3,072.3	$2,818.0
The following table provides a reconciliation of total debt before discounts, premiums and deferred financing costs to total debt and finance lease obligations:

	March 31,
	2016	2015
	in millions

Total debt before discounts, premiums and deferred financing costs	$3,072.3	$2,818.0
Discounts, net of premiums	(17.5)	(23.7)
Deferred financing costs	(26.4)	(27.6)
Total carrying amount of debt	3,028.4	2,766.7
Current maturities of debt and finance lease obligations	(87.4)	(82.2)
Long-term debt and finance lease obligations	$2,941.0	$2,684.5

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 7.0% at March 31, 2016. For information regarding our derivative instruments, see note 8.

(b)
Unused borrowing capacity under the CWC Credit Facilities includes $390.0 million under the CWC Revolving Credit Facility (as defined and described below), which represents the maximum availability without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2016, based on the applicable leverage and other financial covenants, which take into account letters of credit issued in connection with the Cable & Wireless Superannuation Fund (CWSF) (as described in note 21), $340.7 million of unused borrowing capacity was available to be borrowed under the CWC Credit Facilities.

(c)
The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 9.

General Information
Our “borrowing groups” include the respective restricted parent and subsidiary entities within CWC and Columbus and entities holding certain of our CWC Regional Facilities, as defined and described below. At March 31, 2016, all of our outstanding debt had been incurred by two of our primary borrowing groups.
Credit Facilities. Each of our borrowing groups has entered into one or more credit facility agreements with certain financial institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:

•
Our credit facilities contain certain consolidated gross or net leverage ratios, as specified in the relevant credit facility, which are required to be complied with on an incurrence and/or maintenance basis;

•
Our credit facilities contain certain restrictions which, among other things, restrict the ability of the members of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions and (iv) make certain restricted payments to their direct and/or indirect parent companies (and indirectly to CWC) through dividends, loans or other distributions, subject to compliance with applicable covenants;

•
Our credit facilities require that certain members of the relevant borrowing group guarantee the payment of all sums payable under the relevant credit facility and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder;

•
In addition to certain mandatory prepayment events, the instructing group of lenders under the relevant credit facility may cancel the commitments thereunder and declare the loans thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the relevant credit facility);

•
Our credit facilities contain certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the instructing group of lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand;

•
Our credit facilities require members of the relevant borrowing group to observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions; and

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

•
In addition to customary default provisions, our credit facilities generally include certain cross-default and cross-acceleration provisions with respect to other indebtedness of members of the relevant borrowing group, subject to agreed minimum thresholds and other customary and agreed exceptions.

Senior Notes. CWC and Columbus have issued senior notes. In general, our senior notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of each respective issuer within the relevant borrowing group and (ii) contain, in most instances, certain guarantees from other members of the relevant borrowing group (as specified in the applicable indenture). In addition, the indentures governing our senior notes contain certain covenants, the more notable of which are as follows:

•
Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain subsidiaries, over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

•
Our notes contain certain restrictions that, among other things, restrict the ability of the members of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions and (iv) make certain restricted payments to its direct and/or indirect parent companies (and indirectly to CWC) through dividends, loans or other distributions, subject to compliance with applicable covenants; and

•
If the relevant issuer or certain of its subsidiaries (as specified in the applicable indenture) sell certain assets, such issuer must offer to repurchase the applicable notes at par, or if a change of control (as specified in the applicable indenture) occurs, such issuer must offer to repurchase all of the relevant notes at a redemption price of 101%.

CWC Notes
The details of our outstanding notes as of March 31, 2016 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

Columbus Senior Notes (a)	March 30, 2021	7.375%	$1,250.0	$1,250.0	$1,334.0	$1,236.3
Sable Senior Notes (b)	August 1, 2022	6.875%	$750.0	750.0	760.0	725.0
C&W Senior Notes (c)	March 25, 2019	8.625%	£200.0	207.1	228.0	207.1
Total				$2,207.1	$2,322.0	$2,168.4
 _______________

(a)
The Columbus Senior Notes were issued by Columbus. The Columbus Senior Notes include certain redemption terms that represent an embedded derivative. We have bifurcated the embedded derivative from the Columbus Senior Notes and recorded the liability associated with the redemption features at fair value in our consolidated statements of financial position. For additional information on the embedded derivative, see note 8.

(b)
On August 1, 2015, Sable issued the Sable Senior Notes, which had an issue price of 98.644%. A portion of the proceeds from the Sable Senior Notes and amounts drawn under the CWC Revolving Credit Facility were primarily used to repay amounts outstanding under certain then existing terms loans. In connection with these transactions, we recognized a loss on debt extinguishment of $21.3 million.

(c)	The CWC Senior Notes, which are non-callable, were issued by Cable & Wireless International Finance B.V., a wholly-owned subsidiary of CWC.
Upon a change in control, we are required to make an offer to each holder of the Columbus Senior Notes to purchase such notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. Subsequent to March 31, 2016, in connection with the Liberty Global Transaction, on May 23, 2016, we provided such notice of a change in control and offered to purchase for

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

cash any and all outstanding Columbus Senior Notes from each registered holder of the Columbus Senior Notes (the Offer). None of the Columbus Senior Notes were redeemed during the Offer period, which expired on June 20, 2016.
Subject to the circumstances described below, the Columbus Senior Notes are non-callable until March 30, 2018 and the Sable Senior Notes are non-callable until August 1, 2018. At any time prior to March 30, 2018, in the case of the Columbus Senior Notes and August 1, 2018, in the case of the Sable Senior Notes, Columbus and Sable may redeem some or all of the applicable notes by paying a “make-whole” premium, which is generally based on the present value of all scheduled interest payments until March 30, 2018 or August 1, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points, and in the case of the Sable Senior Notes is subject to a minimum 1% of the principal amount outstanding at any redemption date prior to August 1, 2018.
Columbus and Sable (as applicable) may redeem some or all of the Columbus Senior Notes and Sable Senior Notes, respectively, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the redemption date, as set forth below:

	Redemption price
	Columbus Senior Notes	Sable Senior Notes

12-month period commencing	March 30	August 1

2018	103.688%	105.156%
2019	101.844%	103.438%
2020	100.000%	101.719%
2021 and thereafter	N.A.	100.000%
CWC Credit Facilities
The CWC Credit Facilities are the senior secured credit facilities of certain of our subsidiaries. The details of our borrowings under the CWC Credit Facilities as of March 31, 2016 are summarized in the following table:

C&W Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity (a)	Carrying value (b)
			in millions

C&W Term Loan	February 1, 2020	8.75%	$400.0	$400.0	$—	$395.0
C&W Revolving Credit Facility	March 31, 2020	LIBOR + 3.50% (c)	$570.0	180.0	390.0	180.0
C&W Regional Facilities (d)	various dates ranging from 2017 to 2038	3.65% (e)	$443.4	285.2	103.0	285.0
Total				$865.2	$493.0	$860.0
_______________

(a)
The amount related to the CWC Revolving Credit Facility represents the maximum availability without regard to covenant compliance calculations or other conditions precedent to borrowing At March 31, 2016, based on the applicable leverage and other financial covenants, which take into account letters of credit issued in connection with the CWSF, $340.7 million of unused borrowing capacity was available to be borrowed under the CWC Credit Facilities.

(b)	Amounts are net of discounts and deferred financing costs, where applicable.

(c)	The CWC Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

(d)	Represents certain amounts borrowed by CW Panama, BTC and CW Jamaica, each a subsidiary of CWC (collectively, the CWC Regional Facilities).

(e)	Represents a blended weighted average rate for all CWC Regional Facilities.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Maturities of Debt Obligations
The U.S. dollar equivalents of the maturities of our debt, including amounts representing interest payments, as of March 31, 2016 are presented below (in millions):

Year ending March 31:
2017	$316.0
2018	280.0
2019	463.7
2020	818.3
2021	1,428.1
Thereafter	841.0
Total debt maturities	4,147.1
Discounts, net of premiums	(17.5)
Deferred financing costs	(26.4)
Amounts representing interest	(1,074.8)
Total	$3,028.4

Current portion	$82.2
Noncurrent portion	$2,946.2
Subsequent events
For information regarding certain financing transactions completed subsequent to March 31, 2016, see note 29.

(16)	Other Liabilities
The details of our other accrued and current liabilities are set forth as follows:

	March 31,
	2016	2015
	in millions

Accrued and other operating liabilities	$242.8	$274.5
Accrued interest payable	18.4	56.5
Accrued capital expenditures	56.0	76.7
Payroll and employee benefits (note 22)	20.3	20.9
Accrued share-based compensation	6.5	0.6
Total	$344.0	$429.2
The details of our other noncurrent liabilities are set forth as follows:

	March 31,
	2016	2015
	in millions

Retirement benefit obligations (note 21)	$185.1	$208.8
Provisions (note 17)	66.6	110.0
Accrued capital expenditures	19.3	12.9
Other accrued noncurrent liabilities	7.9	28.3
Total	$278.9	$360.0

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(17)	Provisions
A summary of changes in our provisions for liabilities and charges during the years ended March 31, 2016 and 2015 is set forth in the tables below:

	Restructuring	Network and asset retirement obligations	Legal and other	Total
	in millions

April 1, 2015	$96.9	$51.6	$90.9	$239.4
Additional provisions	7.1	2.0	38.2	47.3
Amounts used	(65.8)	(5.5)	(66.5)	(137.8)
Unused amounts released	(16.8)	—	(5.6)	(22.4)
Effect of discounting	—	2.5	—	2.5
Transfers	1.8	(2.0)	0.2	—
Foreign currency translation adjustments and other	(0.4)	(0.7)	—	(1.1)
March 31, 2016	$22.8	$47.9	$57.2	$127.9

Current portion	$20.6	$0.4	$40.3	$61.3
Noncurrent portion	2.2	47.5	16.9	66.6
	$22.8	$47.9	$57.2	$127.9

	Restructuring	Network and asset retirement obligations	Legal and other	Total
	in millions

April 1, 2014	$66.5	$29.9	$86.8	$183.2
Acquisitions	—	—	33.1	33.1
Business disposals	(0.6)	(2.2)	(11.0)	(13.8)
Additional provisions	78.0	21.9	22.0	121.9
Amounts used	(46.8)	(0.2)	(25.5)	(72.5)
Unused amounts released	—	—	(14.4)	(14.4)
Effect of discounting	—	2.8	—	2.8
Foreign currency translation adjustments and other	(0.2)	(0.6)	(0.1)	(0.9)
March 31, 2015	$96.9	$51.6	$90.9	$239.4

Current portion	$62.7	$2.4	$64.3	$129.4
Noncurrent portion	34.2	49.2	26.6	110.0
	$96.9	$51.6	$90.9	$239.4
Our restructuring charges during the year ended March 31, 2016 include employee severance and termination costs related to reorganization and integration activities, primarily associated with the integration of Columbus.
Our network obligations include costs associated with redundant leased network capacity, including break fees in certain network contracts. Cash outflows associated with network obligations are expected to occur over the shorter of the period to exit and the lease contract life.
Our legal and other provisions include amounts relating to specific legal claims against our company and certain employee benefits and sales taxes. The timing of the utilization of the provision is uncertain and is largely outside our control, including matters that are contingent upon litigation. During 2015, we received an unfavorable ruling associated with pre-acquisition legal

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

risks of Columbus and were ordered to pay the majority of the Columbus purchase price hold back, a disputed non-competition payment and other amounts (including costs) of approximately $11.0 million in aggregate, substantially all of which was paid during the year ended March 31, 2016.

(18)	Income Taxes
Through our subsidiaries, we maintain a presence in many countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.K. We have accounted for the effect of these taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws. Because some jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.K. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how other jurisdictions will tax our and our subsidiaries’ current and future operations. The income taxes of CWC and its subsidiaries are presented on a separate return basis for each tax-paying entity or group based on the local tax law.
The combined details of our current and deferred income tax benefit (expense) that are included in our consolidated statements of operations are as follows:

	Year ended March 31,
	2016	2015
	in millions

Current tax expense	$44.6	$36.4
Deferred tax expense (benefit)	6.9	(4.7)
Total income tax expense	$51.5	$31.7
Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed by applying the U.K. tax rate as a result of the following:

	Year ended March 31,
	2016	2015
	in millions

Income tax expense (benefit) at U.K. statutory tax rate (a)	$35.4	$(0.2)
Effect of changes in unrecognized deferred tax assets	46.5	17.0
Adjustments relating to prior years	(33.9)	10.0
Non-deductible or non-taxable interest and other expenses	26.0	8.0
International rate differences (b)	(24.5)	(17.6)
Effect of withholding tax and intra-group dividends	2.0	16.0
Other	—	(1.5)
Total income tax expense	$51.5	$31.7
_______________

(a)	The applicable statutory tax rate in the U.K. is 20% and 21% for the years ended March 31, 2016 and 2015, respectively.

(b)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit (loss) for statutory rates in jurisdictions in which we operate outside of the U.K.
During 2015, the U.K. enacted legislation that will change the corporate income tax rate from the current rate of 20.0% to 19.0% in April 2017 and 18.0% in April 2020. During the third quarter of 2016, the U.K. enacted legislation that will further reduce the corporate income tax rate in April 2020 from 18.0% to 17.0%. Due to our unrecognized deferred tax assets in the U.K., these U.K. statutory rate changes are not expected to significantly impact our deferred income taxes.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The details of our deferred tax balances at March 31, 2016 and our deferred tax expense for the year ended March 31, 2016 are as follows:

	March 31, 2016		Year ended March 31, 2016
	Deferred tax assets	Deferred tax liabilities	Foreign currency translation adjustments	Recognition in statement of operations
	in millions

Net operating loss and other carryforwards	$17.4	$—	$—	$4.0
Property and equipment	19.6	(154.8)	(1.3)	7.0
Intangible assets	—	(164.5)	(1.2)	(0.2)
Investments	—	(0.5)	—	—
Receivables	4.9	—	—	—
Accrued interest	10.4	—	—	—
Other	49.1	(23.9)	0.5	(3.9)
Net assets with liabilities within same jurisdiction	(65.6)	65.6	—	—
Total	$35.8	$(278.1)	$(2.0)	$6.9
The details of our deferred tax balances at March 31, 2015 and our deferred tax expense for the year ended March 31, 2015 are as follows:

	March 31, 2015		Year ended March 31, 2015
	Deferred tax assets	Deferred tax liabilities	Acquisitions, net of disposals	Foreign currency translation adjustments	Recognition in statement of operations
	in millions

Net operating loss and other carryforwards	$21.4	$—	$(4.0)	$—	$(1.4)
Long-lived assets	22.0	(274.0)	(233.0)	0.8	(5.8)
Other	20.6	(27.4)	(10.4)	0.9	2.5
Net assets with liabilities within same jurisdiction	(8.2)	8.2	—	—	—
Total	$55.8	$(293.2)	$(247.4)	$1.7	$(4.7)
Deferred tax assets have not been recognized in respect of the following temporary differences:

	March 31,
	2016	2015
	in millions

Net operating loss and other carryforwards	$7,960.0	$7,339.0
Capital allowances available on noncurrent assets	150.0	70.0
Pensions	186.0	205.0
Other	133.0	156.0
	$8,429.0	$7,770.0

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The significant components of our net operating loss and other carryforwards and related tax assets at March 31, 2016 are as follows:

Jurisdiction	Tax loss carryforward	Related tax asset	Expiration date
	in millions

Barbados	$73.3	$12.2	2016 - 2022
Colombia	9.5	3.6	Indefinite
All other countries	6.6	1.6	Various
Total	$89.4	$17.4
We and our subsidiaries file consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

(19)	Owners’ Equity
We had 4,475,953,616 fully paid ordinary shares at $0.05 nominal value outstanding as of March 31, 2016 and 2015. In connection with the Liberty Global Transaction, all issued and outstanding CWC shares (including all shares then held in treasury) were cancelled, and CWC became a private, wholly-owned subsidiary of Liberty Global. For additional information, see note 29.
Dividends
During the year ended March 31, 2016, no dividends were declared or paid. On August 7, 2015, we paid the final dividend of $115.6 million (2.67 cents per share) for the year ended March 31, 2015.
In addition, CW Panama and BTC declared and paid dividends in aggregate of $54.0 million and $86.0 million during the years ended March 31, 2016 and 2015, respectively. For additional information, see note 27.
Foreign currency translation reserve
The foreign currency translation reserve primarily contains exchange rate differences related to the translation of financial statements of our subsidiaries that do not have the U.S. dollar as their functional currency.
Capital and other reserves
Capital and other reserves is composed of the following:

	March 31,
	2016	2015
	in millions

Capital reserve	$986.8	$986.8
Other reserves:
De-merger reserve (a)	2,288.6	2,288.6
Merger relief reserve (b)	1,208.8	1,208.8
Fair value reserve	19.8	19.8
Transactions with noncontrolling interests	(5.3)	(5.3)
Put option arrangements	(775.7)	(775.7)
	2,736.2	2,736.2
Total	$3,723.0	$3,723.0

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

_______________

(a)	Represents reserves created on demerger of the legacy Cable and Wireless Limited business in 2010.

(b)
Represents a reserve related to the statutory relief from recognizing share premium when issuing equity shares in order to acquire the legal entity shares of another company when certain conditions are met. The merger reserve was formed in connection with the Columbus Acquisition on March 31, 2015 when we acquired 100% of the issued share capital of Columbus for consideration that included the issuance of shares.

(20)	Finance Expense and Finance Income
Finance expense is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Interest expense on third-party debt	$207.9	$74.2
Realized and unrealized losses on derivative instruments (note 8)	78.7	—
Losses on debt extinguishment (note 15)	21.3	36.5
Amortization of deferred financing costs and accretion of discounts (note 14)	14.9	6.4
Other financial expense items	7.8	3.7
Total	$330.6	$120.8
Finance income is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Foreign currency transaction gains	$11.4	$40.0
Interest on related-party loans receivable (note 26)	5.0	0.9
Interest on cash and bank deposits	2.5	3.3
Other financial income items	6.3	4.1
Total	$25.2	$48.3

(21)	Employee Benefit Plans
We operate pension plans for our current and former U.K. and overseas employees. These plans include both defined benefit plans, where retirement benefits are based on employees’ remuneration and length of service, and defined contribution plans, where retirement benefits reflect the accumulated value of agreed contributions paid by, and in respect of, employees. Contributions to the defined benefit plans are made in accordance with the recommendations of independent actuaries who value the plans.
Cable & Wireless Superannuation Fund (CWSF)
The CWSF provides defined benefit and defined contribution arrangements for current and former employees of CWC. The CWSF has been closed to new defined benefit members since 1998 and was closed to future accrual of benefits effective from March 31, 2016.
Regulatory framework and governance
U.K. regulations govern (i) the nature of the relationship between CWC and the CWSF Board of Trustees (the Trustees) and (ii) the trustee-administered funds in which the assets of the CWSF are held. Responsibility for the governance of the CWSF, including investment decisions and contribution schedules, lies with the Trustees who must consult with the company on such matters. In accordance with the CWSF’s governing documents, the Trustees must be composed of representatives of the company, plan participants and an independent trustee.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The weighted average duration of the total expected benefit payments from the CWSF is 16 years, and the weighted average duration of the expected uninsured benefit payments from the CWSF is 21 years.
We made contributions of $48.8 million and $51.4 million during the years ended March 31, 2016 and 2015, respectively, to the CWSF.
We are party to a contingent funding agreement (the Contingent Funding Arrangement) with the Trustees, under which the Trustees can call for a letter of credit or cash escrow in certain circumstances, such as a breach of certain financial covenants, the incurrence of secured debt above an agreed level or the failure to maintain available commitments of at least $150 million under the CWC Revolving Credit Facility. Our acquisition of Columbus constituted a “change of control” under the Contingent Funding Arrangement and, therefore, the Trustees have the right to drawdown on the £100.0 million ($143.9 million) letters of credit that were put in place in connection with the acquisition of Columbus pursuant to the terms of the Contingent Funding Arrangement. Based on the pending outcome of the triennial actuarial valuation as of March 31, 2016, which is expected to be completed during the second quarter of 2017, our contributions necessary to fund the CWSF by April 2019 are currently expected to range from nil to £23.0 million ($33.1 million) per year during 2017, 2018 and 2019. We are currently in negotiations with the Trustees with respect to the future funding requirements of the CWSF and the outstanding letters of credit with a view to addressing the remaining deficit through future contributions over a period of time similar in structure to prior triennial period contribution schedules. No assurance can be given as to the outcome of such negotiations.
Minimum funding requirement
The deficit recovery funding plan agreed with the Trustees as part of the March 2013 actuarial valuation constitutes a minimum funding requirement. An adjustment to the deficit in the CWSF to account for the minimum funding requirement has been calculated in accordance with IFRIC 14, The Limits on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction. The adjustment to the deficit, which is recorded in other comprehensive loss, was $54.3 million and $21.4 million during the years ended March 31, 2016 and 2015, respectively.
Asset-liability matching
The Trustees have purchased a bulk annuity policy pursuant to which the insurer assumed responsibility for the benefits payable to certain of the CWSF’s participants. At March 31, 2016, approximately 63% of the liabilities in the CWSF are matched by the annuity policy asset, which reduces the funding risk for the company.
U.K. unfunded pension arrangements
We operate unfunded defined benefit arrangements in the U.K. that primarily relate to pension provisions for former Directors and other senior employees in respect of their earnings in excess of the previous Inland Revenue salary cap. These arrangements are governed by individual trust deeds. One arrangement incorporates a covenant requiring us to hold security against the value of the liabilities. The security is in the form of U.K. Government Gilts, which are included in other noncurrent assets on our consolidated statements of financial position as available-for-sale financial assets.
The weighted average duration of the expected benefit payments from the unfunded arrangements is 16 years.
Overseas schemes
We operate other defined benefit pension schemes in Jamaica and Barbados, which are governed by local pension laws and regulations. These defined benefit schemes are closed to new entrants and, in Jamaica, existing participants do not accrue any additional benefits.
The Jamaican scheme owns an insurance policy, which matches in full the value of the defined benefit liabilities.
When defined benefit funds have an IAS 19, Employee Benefits, (IAS 19) surplus, they are recorded at the lower of that surplus and the future economic benefits available in the form of a cash refund or a reduction in future contributions. Any adjustment to the surplus (net of interest), referred to as an asset ceiling adjustment, is recorded in other comprehensive income. During the years ended March 31, 2016 and 2015, we recorded asset ceiling adjustments related to the Jamaican scheme of nil and $26.0 million, respectively. The maximum economic benefit was determined by reference to the reductions in future contributions available to the company.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Based on March 31, 2016 exchange rates and information available as of that date, contributions to the overseas defined benefit pension schemes in 2017 are expected to aggregate $3.0 million.
Merchant Navy Officers Pension Fund
While we have ceased participation in the Merchant Navy Officers Pension Fund (MNOPF), we may be liable for contributions to fund a portion of any funding deficits of the MNOPF that may occur in the future. At March 31, 2016, our scheduled payments to the MNOPF are estimated to be approximately $2.0 million in aggregate through September 2020 relating to past actuarial valuations of the MNOPF. To the extent that there is an actuarially determined funding deficit of the MNOPF in the future, we may be required to fund a portion of such deficit.
IAS 19 Employee Benefits Valuation – CWSF and other schemes
The IAS 19 valuations of our major defined benefit pension schemes have been updated to March 31, 2016 by independent actuaries who prepared the valuation for the CWSF and the U.K. unfunded arrangements and reviewed the IAS 19 valuations prepared for the Jamaica overseas scheme. The IAS 19 valuation of our Barbados overseas scheme was also prepared by independent actuaries.
Our plan assets are composed of the following:

	March 31, 2016		March 31, 2015
	CWSF	Overseas schemes	CWSF	Overseas schemes
	in millions

Annuity policies	$1,100.4	$96.0	$1,235.3	$88.0
Equities – quoted	323.5	45.0	338.4	37.0
Bonds and gilts – quoted	247.0	36.0	237.7	39.0
Property	1.0	42.0	1.0	41.0
Cash and swaps	20.2	22.0	17.6	23.0
Total	$1,692.1	$241.0	$1,830.0	$228.0
The primary financial assumptions applied in the valuations and analysis of our schemes’ assets are as follows:

	March 31, 2016			March 31, 2015
	CWSF	U.K. unfunded arrangements	Overseas schemes (a)	CWSF	U.K. unfunded arrangements	Overseas schemes (a)
	%
Significant actuarial assumptions:
RPI inflation rate	2.90	2.90	4.70	2.80	2.80	4.10
Discount rate	3.40	3.40	8.60	3.10	3.10	9.20
Discount rate – CWSF uninsured liability	3.50	—	—	3.20	—	—
Other actuarial assumptions:
CPI inflation rate	1.90	1.90	—	1.80	1.80	—
Salary/wage increase	3.50	—	5.30	3.40	—	5.90
Pension increase (b)	1.8 - 2.9	—	2.7	1.7 - 2.7	—	2.8
_______________

(a)	Represents the weighted average of the assumptions used for the respective schemes.

(b)	The rate is primarily associated with the RPI inflation rate before and after expected retirement.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Assumptions used are best estimates from a range of possible actuarial assumptions, which may not necessarily be borne out in practice. The assumptions related to mortality rates for the CWSF and U.K. unfunded plans are based upon the second series of Self-Administered Pension Scheme (SAPS 2) and the actual experience of the plan participants and dependents. In addition, allowance was made for future mortality improvements in line with the 2015 Continuous Mortality Investigation core projections with a long-term rate of improvement of 1.5% per annum. Based on these assumptions, the life expectancies of participants aged 60 are as follows:

	March 31,
	2016	2026	2036
	years

Male participants and dependents	28.9	30.1	31.4
Female participants	28.4	29.7	30.9
Female dependents	31.4	32.6	33.7
Risk
Through our defined benefit pension plans, we are exposed to a number of risks, the most significant of which are detailed below. The net pension liability can be significantly influenced by short-term market factors.
The calculation of the net surplus or deficit of the respective plans depends on factors that are beyond our control, principally (i) the value at the balance sheet date of equity shares in which the respective scheme has invested and (ii) long-term interest rates, which are used to discount future liabilities. The funding of the respective schemes is based on long-term trends and assumptions relating to market growth, as advised by qualified actuaries and investment advisors, including:

•	Investment returns: Our net pension assets (liabilities) and contribution requirements are heavily dependent upon the return on the invested assets;

•
Longevity: The cost to the company of the pensions promised to members is dependent upon the expected term of these payments. To the extent that members live longer than expected this will increase the cost of these arrangements; and

•	Inflation rate risk: In the U.K., pension obligations are impacted by inflation and, as such, higher inflation will lead to higher pension liabilities.
The above risks have been mitigated for a large proportion of the CWSF’s and all of the Jamaican scheme’s liabilities through the purchase of insurance policies, the payments from which exactly match the corresponding obligations to employees. Remaining investment risks in the CWSF have also been mitigated to a certain extent by diversification of the return-seeking assets.
In addition, the defined benefit obligations as measured under IAS 19 are linked to yields on AA rated corporate bonds; however, the majority of our arrangements invest in a number of other assets, which generally move in a different manner from these bonds. Accordingly, changes in market conditions may lead to volatility in the net pension liability, actuarial gains or losses in other comprehensive income (loss), and, to a lesser extent, in the IAS 19 pension expense in our consolidated statements of operations.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Sensitivity analysis
The following table summarizes (i) the impact a 0.25% increase or decrease in the applicable actuarial assumed rate would have on the valuation of our pension schemes and (ii) the impact of plan participants living, on average, one year longer or one year less than assumed would have on the valuation of the CWSF:

	Increase	Decrease
	in millions
CWSF and U.K. unfunded arrangements
Discount rate:
Effect on defined benefit obligation	$(69.0)	$69.0
Effect on defined benefit obligation, net of annuity insurance policies	$(36.0)	$36.0
Inflation (and related increases):
Effect on defined benefit obligation	$48.0	$(48.0)
Effect on defined benefit obligation, net of annuity insurance policies	$28.0	$(28.0)
Life expectancy:
Effect on defined benefit obligation	$53.0	$(53.0)
Effect on defined benefit obligation, net of annuity insurance policies	$19.0	$(19.0)
Overseas schemes
Discount rate – effect on defined benefit obligation	$(6.0)	$6.0
Inflation – effect on defined benefit obligation	$1.0	$(1.0)
The sensitivity analysis is based on a standalone change in each assumption while holding all other assumptions constant. As reflected above, the impact on the net pension liability is significantly reduced for the CWSF scheme as a result of the annuity insurance policies we hold.
The methods used to prepare the sensitivity analysis did not change compared to the prior period.
Using the projected unit credit method for the valuation of liabilities, the current service cost is expected to increase when expressed as a percentage of pensionable payroll as the members of the scheme approach retirement.
Pension plan assets and liabilities
The assets and liabilities of our defined benefit pension schemes are as follows:

	March 31, 2016				March 31, 2015
	CWSF	U.K. unfunded arrangements	Overseas schemes	Total	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Fair value of plan assets	$1,692.1	$—	$241.0	$1,933.1	$1,830.1	$—	$228.0	$2,058.1
Present value of funded obligations	(1,737.3)	—	(219.0)	(1,956.3)	(1,947.2)	—	(185.0)	(2,132.2)
Present value of unfunded obligations	—	(44.0)	—	(44.0)	—	(48.0)	(3.0)	(51.0)
Impact of minimum funding requirement	(91.0)	—	—	(91.0)	(41.0)	—	—	(41.0)
Effect of asset ceiling	—	—	—	—	—	—	(26.0)	(26.0)
Net surplus (deficit) (a)	$(136.2)	$(44.0)	$22.0	$(158.2)	$(158.1)	$(48.0)	$14.0	$(192.1)

Pension plans in deficit	$(136.2)	$(44.0)	$(6.0)	$(186.2)	$(158.1)	$(48.0)	$(3.0)	$(209.1)
Pension plans in surplus	—	—	28.0	28.0	—	—	17.0	17.0
Net surplus (deficit)	$(136.2)	$(44.0)	$22.0	$(158.2)	$(158.1)	$(48.0)	$14.0	$(192.1)

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

_______________

(a)	Totals include $30.0 million and $32.0 million at March 31, 2016 and March 31, 2015, respectively, to cover the cost of pension entitlements for former directors of the company.
The costs associated with our pension schemes recognized in our consolidated statements of operations are as follows:

	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Year ended March 31, 2015:
Current service cost	$(0.5)	$—	$(2.0)	$(2.5)
Past service cost	(0.1)	—	—	(0.1)
Interest credit (charge) on net assets/liabilities	(5.0)	(1.9)	2.0	(4.9)
Administrative expenses	(1.8)	—	—	(1.8)
Total net charge	$(7.4)	$(1.9)	$—	$(9.3)

Year ended March 31, 2016:
Current service cost	$(0.5)	$—	$(1.0)	$(1.5)
Past service cost	—	—	(16.0)	(16.0)
Interest credit (charge) on net assets/liabilities	(3.8)	(1.5)	1.0	(4.3)
Administrative expenses	(1.6)	—	—	(1.6)
Total net charge	$(5.9)	$(1.5)	$(16.0)	$(23.4)
Changes in our net pension asset (liability), after application of asset limit, are as follows:

	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Balance at April 1, 2014	$(147.9)	$(48.4)	$17.6	$(178.7)
Effect of foreign exchange rate fluctuations	13.3	4.9	(1.1)	17.1
Net credit (expense) recognized in the consolidated statement of operations	(7.4)	(2.0)	0.1	(9.3)
Net expense recognized on the consolidated statement of comprehensive income	(68.1)	(4.4)	(4.6)	(77.1)
Contributions paid by employer	52.0	1.9	2.0	55.9
Balance at March 31, 2015	$(158.1)	$(48.0)	$14.0	$(192.1)

Balance at April 1, 2015	$(158.1)	$(48.0)	$14.0	$(192.1)
Effect of foreign exchange rate fluctuations	5.2	2.3	(1.1)	6.4
Net expense recognized in the consolidated statement of operations	(6.2)	(1.5)	(15.8)	(23.5)
Net credit (expense) recognized on the consolidated statement of comprehensive income	(27.0)	1.4	22.7	(2.9)
Contributions paid by employer	49.9	1.8	2.2	53.9
Balance at March 31, 2016	$(136.2)	$(44.0)	$22.0	$(158.2)

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes in the present value of our defined benefit pension obligations are as follows:

	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Balance at April 1, 2014	$(1,942.7)	$(48.4)	$(185.0)	$(2,176.1)
Current service cost	(0.5)	—	(2.0)	(2.5)
Interest expense on pension obligations	(79.6)	(1.9)	(13.0)	(94.5)
Actuarial losses from changes in financial assumptions	(241.2)	—	(11.0)	(252.2)
Actuarial experience gains (losses)	20.9	(4.5)	(2.0)	14.4
Benefits paid	93.6	1.9	20.0	115.5
Foreign exchange translation differences	202.3	5.0	5.0	212.3
Balance at March 31, 2015	$(1,947.2)	$(47.9)	$(188.0)	$(2,183.1)

Balance at April 1, 2015	$(1,947.2)	$(47.9)	$(188.0)	$(2,183.1)
Current service cost	(0.5)	—	(1.0)	(1.5)
Interest expense on pension obligations	(59.5)	(1.5)	(12.0)	(73.0)
Actuarial gains (losses) from changes in financial assumptions	62.5	1.2	(8.0)	55.7
Actuarial experience gains (losses)	22.2	—	(9.0)	13.2
Employee contributions	—	—	(1.0)	(1.0)
Employer disbursements	—	—	5.0	5.0
Past service costs	—	—	(16.0)	(16.0)
Benefits paid	87.5	1.8	6.0	95.3
Foreign exchange translation differences	97.7	2.5	5.0	105.2
Balance at March 31, 2016	$(1,737.3)	$(43.9)	$(219.0)	$(2,000.2)

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes in the fair value of defined benefit assets are as follows:

	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Balance at April 1, 2014	$1,817.3	$—	$224.0	$2,041.3
Interest income on plan assets	75.6	—	17.0	92.6
Return on invested plan assets, excluding interest income	68.8	—	(4.0)	64.8
Actuarial gains from changes in financial assumptions on insured asset	114.9	—	11.0	125.9
Actuarial experience gains (losses)	(12.4)	—	4.0	(8.4)
Employer contributions	51.4	1.9	2.0	55.3
Administrative expenses	(1.8)	—	—	(1.8)
Benefits paid	(93.6)	(1.9)	(20.0)	(115.5)
Foreign exchange translation differences	(190.1)	—	(6.0)	(196.1)
Balance at March 31, 2015	$1,830.1	$—	$228.0	$2,058.1

Balance at April 1, 2015	$1,830.1	$—	$228.0	$2,058.1
Interest income on plan assets	57.1	—	16.0	73.1
Return on invested plan assets, excluding interest income	(18.6)	—	12.0	(6.6)
Actuarial losses from changes in financial assumptions on insured asset	(28.2)	—	—	(28.2)
Actuarial experience losses	(12.3)	—	—	(12.3)
Employee contributions	—	—	1.0	1.0
Employer contributions	48.8	1.8	2.0	52.6
Employer disbursements	—	—	(5.0)	(5.0)
Administrative expenses	(1.6)	—	—	(1.6)
Benefits paid	(87.5)	(1.8)	(6.0)	(95.3)
Foreign exchange translation differences	(95.7)	—	(7.0)	(102.7)
Balance at March 31, 2016	$1,692.1	$—	$241.0	$1,933.1

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Changes in the fair value of our minimum funding requirement or asset ceiling are as follows:

	CWSF	U.K. unfunded arrangements	Overseas schemes	Total
	in millions

Balance at April 1, 2014	$(22.5)	$—	$(22.0)	$(44.5)
Interest expense on minimum funding requirement/asset ceiling	(1.0)	—	(2.0)	(3.0)
Change in effect of minimum funding requirement/asset ceiling – losses	(21.4)	—	(3.0)	(24.4)
Foreign exchange translation differences	3.9	—	1.0	4.9
Balance at March 31, 2015	$(41.0)	$—	$(26.0)	$(67.0)

Balance at April 1, 2015	$(41.0)	$—	$(26.0)	$(67.0)
Interest expense on minimum funding requirement/asset ceiling	(1.4)	—	(4.0)	(5.4)
Change in effect of minimum funding requirement/asset ceiling – gains (losses)	(54.3)	—	29.0	(25.3)
Foreign exchange translation differences	5.7	—	1.0	6.7
Balance at March 31, 2016	$(91.0)	$—	$—	$(91.0)
At March 31, 2016, the CWSF has an IAS 19 deficit of $136.2 million, as compared to a deficit of $158.1 million at March 31, 2015.
We have unfunded pension liabilities in the U.K. of $44.0 million and $48.0 million, respectively, at March 31, 2016 and 2015. In addition, the defined benefit schemes in Jamaica and Barbados have a net IAS 19 surplus of $22.0 million and $14.0 million, respectively.

(22)	Employee and Other Staff Expenses
Our employee and other staff expenses is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Salaries and wages	$290.6	$276.6
Defined benefit pension plan costs	23.5	16.7
Contract labor and other	19.8	18.7
Share-based payments	14.5	6.7
Social security costs	12.6	13.3
Defined contribution pension plan costs	5.3	6.5
Other costs	2.1	2.2
Total employee and other staff expenses of continuing operations (a)	368.4	340.7
Employee and other staff expenses of discontinued operation	—	4.4
Total	$368.4	$345.1
_______________

(a)	Includes restructuring charges of $6.2 million and $77.8 million during the years ended March 31, 2016 and 2015, respectively.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

Remuneration for key management is included within employee and other staff expenses. Our key management represents those directors that have the authority and responsibility for managerial decisions affecting the future development and operations of our business. There have been no transactions with the key management personnel of CWC during the years ended March 31, 2016 and 2015, other than remuneration paid for their services, as follows:

	Year ended March 31,
	2016	2015
	in millions

Salaries and other short-term employment benefits	$6.5	$11.9
Post-employment benefits	0.5	0.6
Total directors' remuneration	7.0	12.5
Share-based compensation	3.5	2.2
Total key management remuneration	$10.5	$14.7

(23)	Other Operating Expense
Our other operating expense is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Property and utilities costs	$106.3	$103.7
Consultancy costs	89.8	98.7
Marketing and advertising expenses	67.6	68.0
Integration costs	42.3	12.0
Direct acquisition costs (a)	32.2	54.3
Bad debt and collection expenses	25.2	19.7
License fees, duties, tariffs and other related expenses	23.3	26.6
Information technology costs	14.9	18.6
Travel costs	11.8	10.5
Office expenses	11.3	12.2
Other items	38.0	10.0
Total other operating expense of continuing operations	462.7	434.3
Other operating expense of discontinued operation	—	1.8
Total	$462.7	$436.1
 _______________

(a)	Costs primarily relate to transaction fees and legal and regulatory advice in connection with the Liberty Global Transaction and Columbus Acquisition, as applicable.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(24)	Other Operating Income
Our other operating income is composed of the following:

	Year ended March 31,
	2016	2015
	in millions

Gains on disposal of property and equipment	$5.6	$—
Share of results of joint ventures and affiliates	(0.6)	12.8
Columbus balancing payment (a)	—	25.1
Other income	0.6	0.2
Total	$5.6	$38.1
_______________

(a)	Represents payments received in connection with a strategic alliance with Columbus prior to the Columbus Acquisition.

(25)	Share-based Compensation
Our share-based compensation expense relates to various incentive plans for our directors and key employees. We recognized $14.5 million and $6.7 million of share-based compensation expense during the years ended March 31, 2016 and 2015, respectively, which is included in employee and other staff expenses in our consolidated statements of operations.
On May 16, 2016, there was a change of control due to the Liberty Global Transaction, which resulted in the accelerated vesting of certain of our outstanding awards under our restricted and performance share plans. On May 17, 2016, the outstanding awards were cancelled and replaced with grants of restricted share units under a Liberty Global employee incentive plan.

(26)	Related-party Transactions
Our related-party transactions consist of the following:

	Year ended March 31,
	2016	2015
	in millions

Revenue	$12.8	$2.5
Operating costs	(2.5)	(2.1)
Included in operating income	10.3	0.4
Interest income	5.0	0.9
Included in earnings (loss) from continuing operations	$15.3	$1.3
Revenue. These amounts represent (i) certain transactions with joint ventures and associates that arise in the normal course of business, which include fees for the use of our products and services, network and access charges, and (ii) management fees earned for services we provided to the Carve-out Entities to operate and manage their business under a management services agreement (MSA). The services that we provided to the Carve-out Entities were provided at the direction of, and subject to the ultimate control, direction and oversight of, the Carve-out Entities. For information on our acquisition of the Carve-out Entities subsequent to March 31, 2016, see note 29.
Operating costs. These amounts represent fees associated with the use of joint ventures and associates products and services, network and access charges.
Interest income. Amounts represent interest income on the related-party loans receivable, as further described below.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

The following table provides details of our related-party balances:

	March 31,
	2016	2015
	in millions
Assets:
Loans receivable (a)	$86.2	$74.3
Other current assets (b)	20.8	—
Total assets	$107.0	$74.3
_______________

(a)
Represents loans receivable from New Cayman that bear interest at 8.0% per annum. As further discussed in note 29, we acquired the Carve-out Entities on April 1, 2017, at which time the loans receivable were settled for equity of the Carve-out Entities.

(b)
Represents the net unpaid amount due to us pursuant to ordinary course transactions between us and New Cayman, including fees charged by us to New Cayman under the MSA. These amounts are included in trade and other receivables in our consolidated statements of financial position.

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

(27)	Noncontrolling Interests
The following tables summarize information relating to our subsidiaries that have significant noncontrolling interests:

	BTC	CW Panama	CW Jamaica	CW Barbados	Other	Total
	in millions, except percentages
Noncontrolling interest percentage	51%	51%	18%	19%	20% - 30%

Statements of financial position data:
March 31, 2016
Current assets	$113.2	$231.3	$53.4	$73.0	$31.4	$502.3
Noncurrent assets	405.1	698.0	257.9	163.8	120.5	1,645.3
Current liabilities	(115.0)	(236.8)	(73.0)	(116.2)	(26.1)	(567.1)
Noncurrent liabilities	(6.2)	(334.0)	(470.7)	(47.2)	(7.8)	(865.9)
Net assets	$397.1	$358.5	$(232.4)	$73.4	$118.0	$714.6

Net assets attributable to noncontrolling interests	$202.5	$182.8	$(41.8)	$13.9	$27.2	$384.6

March 31, 2015
Current assets	$119.8	$211.6	$72.7	$48.4	$28.5	$481.0
Noncurrent assets	364.3	714.6	189.1	137.9	101.8	1,507.7
Current liabilities	(129.4)	(257.7)	(93.6)	(115.3)	(26.1)	(622.1)
Noncurrent liabilities	(5.6)	(310.5)	(443.5)	(38.5)	(4.6)	(802.7)
Net assets	$349.1	$358.0	$(275.3)	$32.5	$99.6	$563.9

Net assets attributable to noncontrolling interests	$178.0	$182.6	$(49.6)	$6.2	$22.3	$339.5

Statements of operations data:
Year ended March 31, 2016:
Revenue	$328.9	$649.1	$199.0	$147.4	$84.7	$1,409.1
Net earning (loss)	$68.0	$86.4	$(0.3)	$45.0	$18.5	$217.6
Earnings (loss) attributable to noncontrolling interests	$34.7	$44.1	$(0.1)	$8.5	$4.9	$92.1
Other comprehensive earnings attributable to NCI	$34.7	$44.1	$7.7	$7.7	$4.9	$99.1

Year ended March 31, 2015:
Revenue	$348.3	$636.1	$190.4	$154.2	$84.9	$1,413.9
Net earning (loss)	$52.8	$108.7	$(66.5)	$(19.7)	$6.9	$82.2
Earnings (loss) attributable to noncontrolling interests	$26.9	$55.4	$(12.0)	$(3.7)	$1.5	$68.1
Other comprehensive earnings (loss) attributable to NCI	$26.9	$55.4	$(10.3)	$(4.0)	$1.4	$69.4

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

	BTC	CW Panama	CW Jamaica	CW Barbados	Other	Total
	in millions, except percentages
Statements of cash flows data:
Year ended March 31, 2016:
Cash flows from operating activities	$72.9	$183.5	$24.9	$41.8	$30.0	$353.1
Cash flows from investing activities	(75.2)	(100.7)	(66.9)	(15.6)	(15.2)	(273.6)
Cash flows from financing activities	(14.6)	(65.0)	39.4	(7.5)	(14.1)	(61.8)
Effect of exchange rate changes on cash	—	—	(0.1)	—	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(16.9)	$17.8	$(2.7)	$18.7	$0.7	$17.6
Dividends paid to NCI	$(10.0)	$(44.0)	$—	$—	$—	$(54.0)

Year ended March 31, 2015:
Cash flows from operating activities	$106.6	$205.4	$(15.1)	$62.7	$15.7	$375.3
Cash flows from investing activities	(74.2)	(123.8)	(63.1)	(47.1)	(7.3)	(315.5)
Cash flows from financing activities	(45.6)	(83.8)	80.2	(3.9)	(9.4)	(62.5)
Effect of exchange rate changes on cash	—	—	(0.2)	—	—	(0.2)
Net increase (decrease) in cash and cash equivalents	$(13.2)	$(2.2)	$1.8	$11.7	$(1.0)	$(2.9)
Dividends paid to NCI	$(23.0)	$(63.0)	$—	$—	$—	$(86.0)

(28)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of customer premises equipment, programming contracts, non-cancellable operating leases and other items. In addition, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, see note 8. For information regarding our defined benefit plans, see note 21.
Rental expense of our continuing operations under non-cancellable operating lease arrangements amounted to $83.2 million and $39.4 million during the years ended March 31, 2016 and 2015, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense of our continuing operations for matching contributions under the various defined contribution employee benefit plans was $5.3 million and $6.5 million during the years ended March 31, 2016 and 2015, respectively.
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, we have provided indemnifications of (a) up to $300.0 million in respect of any potential tax-related claims related to the disposal of our interests in certain businesses in April 2013 and (b) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expires in April 2020 and the second

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.
In addition, we are a party to the Contingent Funding Agreement with the Trustees of the CWSF. The Trustees have the right to drawdown on the £100.0 million ($143.9 million) letters of credit that were put in place in connection with the acquisition of Columbus pursuant to the terms of the Contingent Funding Arrangement.
Legal and Regulatory Proceedings and Other Contingencies
COTT claim. In 2015, a claim was filed against a subsidiary of Columbus by the Copyright Music Organization of Trinidad and Tobago (COTT) for damages of copyright infringement related to musical works transmitted by the subsidiary. We have recorded a provision based on our best estimate of the potential liability associated with this claim. While we generally expect that the amounts required to satisfy this contingency will not materially differ from the estimated amount we have accrued, no assurance can be given that the resolution of the COTT claim will not result in a material impact on our results of operations, cash flows or financial position.
Regulatory. The Liberty Global Transaction triggered regulatory approval requirements in certain jurisdictions in which we operate. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Jamaica, Trinidad and Tobago, Seychelles and Cayman Islands, have not completed their review of the Liberty Global Transaction or granted their approval. Such approvals may include binding conditions or requirements that could have an adverse impact on our operations and financial condition.
Other regulatory Issues. Video distribution, broadband internet, fixed-line telephony and mobile businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business, including (i) legal proceedings, (ii) issues involving VAT and wage, property, withholding and other tax issues and (iii) disputes over interconnection, programming, copyright and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(29)	Subsequent Events
Financing Transactions
On May 17, 2016, Sable and Coral-US Co-Borrower LLC (Coral-US), a wholly-owned subsidiary of CWC, acceded as borrowers and assumed obligations under the credit agreement dated May 16, 2016 (the CWC Credit Agreement), pursuant to which (i) Coral-US entered into $1,100 million in terms loans (the CWC Term Loans) and (ii) Sable and Coral-US entered into a $570 million revolving credit facility (the New CWC Revolving Credit Facility).
A portion of the proceeds from the CWC Term Loans and amounts drawn under the New CWC Revolving Credit Facility were used to (i) repay amounts outstanding under the then existing revolving credit facility, (ii) redeem certain senior secured notes issued by Sable and (iii) finance the special dividend payable to CWC shareholders in connection with the Liberty Global Transaction, as further described below. In connection with these transactions, we recognized a loss on debt extinguishment of $41.8 million. This loss includes (a) the write-off of $24.3 million of unamortized deferred financing costs and (b) the payment of $17.5 million of redemption premium.
In October 2016, Sable and Coral-US entered into an agreement with additional lenders under the CWC Credit Agreement increasing the aggregate commitments under the New CWC Revolving Credit Facility from $570 million to $625 million. Other

CABLE & WIRELESS COMMUNICATIONS LIMITED
Notes to Consolidated Financial Statements – (Continued)
March 31, 2016 and 2015

than with respect to the increase in aggregate commitments, the terms of the New CWC Revolving Credit Facility were not modified.
In November 2016, Sable and Coral-US entered into a new $300.0 million term loan facility (the Term B-1B Loan Facility) in accordance with the terms of the CWC Credit Agreement. The loan under the Term B-1B Loan Facility constitutes an increase to the existing Term B-1 Loan under (and as defined in) the CWC Credit Agreement. The Term B-1B Loan Facility matures on December 31, 2022 and bears interest at a rate of LIBOR plus 4.75%, subject to a LIBOR floor of 0.75%. The net proceeds from the Term B-1B Loan Facility were used to prepay amounts outstanding under the New CWC Revolving Credit Facility and for general corporate purposes.
On March 17, 2017, CW Panama issued $100.0 million of subordinated debt. The term loan bears interest at 4.5% per annum and matures in March 2021. The proceeds from the term loan were used for general corporate purposes.
Liberty Global Transaction
In connection with the Liberty Global Transaction, CWC was delisted from the London Stock Exchange, all issued and outstanding CWC shares (including all shares then held in treasury) were cancelled and CWC became a private, wholly-owned subsidiary of Liberty Global.
Under the terms of the Liberty Global Transaction, CWC shareholders received, in the aggregate: 31,607,008 Class A Liberty Global ordinary shares, 77,379,774 Class C Liberty Global ordinary shares, 3,648,513 Class A LiLAC ordinary shares and 8,939,316 Class C LiLAC ordinary shares. Further, CWC shareholders received a special dividend in the amount of £0.03 ($0.04 at the transaction date) per CWC share paid pursuant to the scheme of arrangement based on 4,433,222,313 outstanding shares of CWC on May 16, 2016. The special dividend was in lieu of any previously-announced CWC dividend.
Merger
Effective December 30, 2016, CWC, LGE Coral Mergerco B.V. (LGE Coral Mergerco) and LG Coral Mergerco Limited (LG Coral Mergerco), each a subsidiary of Liberty Global, completed a cross-border merger, with LG Coral Mergerco as the surviving entity (the Merger). The Merger was completed in accordance with the laws of England and Wales and the Netherlands. In accordance with the Merger agreement, LG Coral Mergerco issued 44,332 fully-paid shares in consideration for the transfer of the assets and liabilities of CWC and LGE Coral Mergerco. As a result of the Merger, CWC and LGE Coral Mergerco ceased to exist and all of the existing issued share capital of each entity was cancelled. Subsequent to the Merger, LG Coral Mergerco immediately changed its name to Cable & Wireless Communications Limited.
Acquisition
On March 8, 2017, the FCC granted its approval for our acquisition of the Carve-out Entities.  Accordingly, on April 1, 2017, subsidiaries of the CWC acquired the Carve-out Entities for an aggregate purchase price of $86.2 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.
Impairment
In connection with the regulatory approval process to dispose of our investment in TSTT, TSTT management arranged for an independent valuation of their business, which was completed during the quarter ended September 30, 2016. As a result of the valuation, we recorded an impairment charge of $35.1 million that has reduced the carrying value of our investment in TSTT to $93.2 million.
In connection with our impairment review conducted as of October 1, 2016, we impaired the value of goodwill in our Trinidad and Tobago and Networks cash-generating units by $586.7 million and $115.9 million, respectively.