Form 10-Q
period 2018-03-31
Liberty Latin America Ltd.
filed 2018-05-08
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2018 was: 48,441,023 Class A; 1,936,035 Class B; and 120,859,778 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$510.6	$529.9
Trade receivables, net of allowances of $142.4 million and $142.2 million, respectively	581.2	556.5
Prepaid expenses	64.8	65.5
Other current assets	245.7	222.9
Total current assets	1,402.3	1,374.8

Goodwill	5,663.6	5,673.6
Property and equipment, net	4,236.2	4,169.2
Intangible assets subject to amortization, net	1,251.6	1,316.2
Intangible assets not subject to amortization	565.9	565.4
Other assets, net	579.4	517.7
Total assets	$13,699.0	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2018	December 31, 2017

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$276.7	$286.8
Deferred revenue	159.3	143.4
Current portion of debt and capital lease obligations	212.3	263.3
Accrued capital expenditures	108.3	128.6
Accrued interest	58.8	115.6
Accrued income taxes	88.7	91.5
Other accrued and current liabilities	691.2	557.7
Total current liabilities	1,595.3	1,586.9
Long-term debt and capital lease obligations	6,207.1	6,108.2
Deferred tax liabilities	516.6	533.4
Other long-term liabilities	783.1	697.8
Total liabilities	9,102.1	8,926.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,438,433 and 48,428,841 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,938,625 and 1,940,193 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 120,859,778 and 120,843,539 shares issued and outstanding, respectively	1.2	1.2
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,397.5	4,402.8
Accumulated deficit	(1,066.3)	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(86.2)	(64.2)
Total Liberty Latin America shareholders	3,246.7	3,329.6
Noncontrolling interests	1,350.2	1,361.0
Total equity	4,596.9	4,690.6
Total liabilities and equity	$13,699.0	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
	in millions

Revenue	$909.9	$910.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	215.8	221.9
Other operating	166.5	170.5
Selling, general and administrative (SG&A)	193.3	176.4
Depreciation and amortization	202.3	193.9
Impairment, restructuring and other operating items, net	33.7	13.4
	811.6	776.1
Operating income	98.3	134.8
Non-operating income (expense):
Interest expense	(102.5)	(94.3)
Realized and unrealized losses on derivative instruments, net	(41.5)	(27.3)
Foreign currency transaction gains, net	15.9	14.5
Loss on debt modification and extinguishment	(13.0)	—
Other income, net	5.3	6.0
	(135.8)	(101.1)
Earnings (loss) before income taxes	(37.5)	33.7
Income tax expense	(16.8)	(23.1)
Net earnings (loss)	(54.3)	10.6
Net loss (earnings) attributable to noncontrolling interests	9.8	(16.4)
Net loss attributable to Liberty Latin America shareholders	$(44.5)	$(5.8)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.26)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2018	2017
	in millions

Net earnings (loss)	$(54.3)	$10.6
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(31.8)	(10.6)
Reclassification adjustments included in net earnings (loss)	1.6	1.0
Pension-related adjustments and other, net	0.9	(3.5)
Other comprehensive loss	(29.3)	(13.1)
Comprehensive loss	(83.6)	(2.5)
Comprehensive loss (earnings) attributable to noncontrolling interests	10.3	(15.9)
Comprehensive loss attributable to Liberty Latin America shareholders	$(73.3)	$(18.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change (note 2)	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(44.5)	—	(44.5)	(9.8)	(54.3)
Other comprehensive loss	—	—	—	—	—	(28.8)	(28.8)	(0.5)	(29.3)
C&W Jamaica NCI Acquisition	—	—	—	(12.0)	—	6.8	(5.2)	(14.9)	(20.1)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	10.0	10.0
Shared-based compensation	—	—	—	7.4	—	—	7.4	—	7.4
Other	—	—	—	(0.7)	—	—	(0.7)	0.8	0.1
Balance at March 31, 2018	$0.5	$—	$1.2	$4,397.5	$(1,066.3)	$(86.2)	$3,246.7	$1,350.2	$4,596.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(54.3)	$10.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	6.5	5.6
Depreciation and amortization	202.3	193.9
Impairment, restructuring and other operating items, net	33.7	13.4
Amortization of debt financing costs, premiums and discounts, net	(0.5)	(3.8)
Realized and unrealized losses on derivative instruments, net	41.5	27.3
Foreign currency transaction gains, net	(15.9)	(14.5)
Loss on debt modification and extinguishment	13.0	—
Deferred income tax benefit	(7.5)	(17.3)
Changes in operating assets and liabilities, net of the effect of an acquisition	(55.6)	(140.2)
Net cash provided by operating activities	163.2	75.0

Cash flows from investing activities:
Capital expenditures	(188.2)	(124.4)
Other investing activities, net	0.4	(2.6)
Net cash used by investing activities	(187.8)	(127.0)

Cash flows from financing activities:
Borrowings of debt	190.0	136.5
Repayments of debt and capital lease obligations	(190.4)	(73.9)
Distributions to noncontrolling interest owners	—	(14.6)
Capital contribution from noncontrolling interest owner	10.0	—
Distributions to Liberty Global	—	(18.8)
Cash payment related to the C&W Jamaica NCI Acquisition	(18.6)	—
Other financing activities, net	(2.8)	5.3
Net cash provided (used) by financing activities	(11.8)	34.5

Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.5)

Net decrease in cash, cash equivalents and restricted cash	(36.3)	(18.0)

Cash, cash equivalents and restricted cash:
Beginning of period	568.2	580.8
End of period	$531.9	$562.8

Cash paid for interest	$156.3	$168.2
Net cash paid for taxes	$29.1	$34.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(unaudited)

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited and its subsidiaries (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which includes VTR.com SpA (VTR), and (iii) LiLAC Communications Inc. and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which Liberty Latin America owns a 60.0% interest. C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 91.7%-owned entity that owns the majority of our operations in Jamaica).

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K (2017 Form 10-K).

These condensed consolidated financial statements include the historical financial information of (i) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off, as defined below, and (ii) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off. Although Liberty Latin America was reported on a combined basis prior to the Split-Off, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2018.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Split-off of Liberty Latin America from Liberty Global

On December 29, 2017, Liberty Global completed the split-off (the Split-Off) of our company, which at such time was one of Liberty Global's wholly-owned subsidiaries. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America (collectively Liberty Latin America Shares) were issued. As a result of the Split-Off, Liberty Latin America became an independent, publicly traded company, and its assets and liabilities as of the time of the Split-Off consisted of the businesses, assets and liabilities that were formerly attributed to Liberty Global’s “LiLAC Group.” The Split-Off was accounted for at historical cost due to the pro rata distribution of Liberty Latin America Shares to holders of Liberty Global’s LiLAC Shares, as defined below.

Several agreements were entered into in connection with the Split-Off (the Split-Off Agreements) between Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries, including the Tax Sharing Agreement, the Reorganization Agreement, the Services Agreement, the Sublease Agreement and the Facilities Sharing Agreement, each as defined and described in note 11.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

LiLAC Transaction
On July 1, 2015, Liberty Global completed the “LiLAC Transaction,” pursuant to which each holder of Class A, Class B and Class C Liberty Global ordinary shares (Liberty Global Shares) received one share of the corresponding class of Liberty Global’s LiLAC ordinary shares (LiLAC Shares) for each 20 Liberty Global Shares held as of the record date for such distribution.

(2)	Accounting Changes and Recent Accounting Pronouncements
Accounting Changes

ASU 2014-09
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect to the opening balance of our accumulated deficit. We applied the new standard to contracts that were not complete as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The most significant impacts of ASU 2014-09 on our revenue recognition policies relate to our accounting for (i) long-term capacity contracts, (ii) subsidized handset plans and (iii) certain installation and other upfront fees, each as set forth below:

•
We enter into certain long-term capacity contracts with customers where the customer pays the transaction consideration at inception of the contract. Under previous accounting standards, we did not impute interest for advance payments from customers related to services that are provided over time. Under ASU 2014-09, payment received from a customer significantly in advance of the provision of services is indicative of a financing component within the contract. If the financing component is significant, interest expense is accreted over the life of the contract with a corresponding increase to revenue.

•
ASU 2014-09 requires the identification of deliverables in contracts with customers that qualify as performance obligations. The transaction price consideration from customers is allocated to each performance obligation under the contract on the basis of relative standalone selling price. Under previous accounting standards, when we offered discounted equipment, such as handsets under a subsidized contract, upfront revenue recognition was limited to the upfront cash collected from the customer as the remaining monthly fees to be received from the customer, including fees associated with the equipment, were contingent upon delivering future airtime. This limitation is not applied under ASU 2014-09. The primary impact on revenue reporting is that when we sell discounted equipment together with airtime services to customers, revenue allocated to equipment and recognized when control of the device passes to the customer will increase and revenue recognized as services are delivered will decrease.

•
When we enter into contracts to provide services to our customers, we often charge installation or other upfront fees. Under previous accounting standards, installation fees related to services provided over our fixed networks were recognized as revenue during the period in which the installation occurred to the extent those fees were equal to or less than direct selling costs. Under ASU 2014-09, these fees are generally deferred and recognized as revenue over the contractual period for those contracts with substantive termination penalties, or for the period of time the upfront fees convey a material right for month-to-month contracts and contracts that do not include substantive termination penalties.

ASU 2014-09 also impacted our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Under our previous policy, these costs were expensed as incurred unless the costs were in the scope of other accounting standards that allowed for capitalization. Under ASU 2014-09, the upfront costs associated with contracts that have substantive termination penalties and a term of longer than one year are recognized as assets and amortized to other operating expenses over the applicable period benefited.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASU 2014-09 on our condensed consolidated financial statements. We do not believe such new controls represent significant changes to our internal control over financial reporting.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

For information regarding changes to our accounting policies following the adoption of ASU 2014-09 and our contract assets and deferred revenue balances, see note 3.

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 is as follows:

	Balance at December 31, 2017	Cumulative catch up adjustments upon adoption	Balance at January 1, 2018
	in millions
Assets:
Other current assets	$222.9	$15.8	$238.7
Other assets, net	$517.7	$15.6	$533.3

Liabilities:
Deferred revenue	$143.4	$13.3	$156.7
Other long-term liabilities	$697.8	$25.6	$723.4

Equity:
Accumulated deficit	$(1,010.7)	$(11.1)	$(1,021.8)
Noncontrolling interests	$1,361.0	$3.6	$1,364.6

The impact of our adoption of ASU 2014-09 to our condensed consolidated statement of operations for the three months ended March 31, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$909.0	$0.9	$909.9

Operating costs and expenses – selling, general and administrative	$193.6	$(0.3)	$193.3

Non-operating expense – interest expense	$98.3	$4.2	$102.5

Income tax expense	$17.3	$(0.5)	$16.8

Net loss	$51.8	$2.5	$54.3

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows-Restricted Cash (ASU 2016-18), which addresses the presentation of restricted cash in the statement of cash flows. This ASU requires that the statement of cash flows explain the change in the beginning-of-period and end-of-period totals of cash, cash equivalents and restricted cash balances. We adopted ASU 2016-18 on January 1, 2018, which resulted in an increase (decrease) to our operating, financing and investing cash flows of ($1 million), $3 million, and $6 million, respectively, during the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, the balance of our restricted cash was $21 million and $38 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits—Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which includes changes to the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018. The change in presentation to our condensed consolidated statements of operations from ASU 2017-07 was applied on a retrospective basis. As a result of the adoption of ASU 2017-07, we have presented $3 million of pension-related credits in other income, net in our condensed consolidated statements of operations for each of the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

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

(3)    Summary of Changes in Significant Accounting Policies
The following accounting policies reflect updates to our Summary of Significant Accounting Policies included in our 2017 Form 10-K as a result of the adoption of ASU 2014-09. For additional information regarding the adoption of ASU 2014-09, see note 2.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our contract assets were $12 million and $13 million as of March 31, 2018 and January 1, 2018, respectively. The change in our contract assets during the three months ended March 31, 2018 were not material. The current and long-term portion of contract assets are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.
Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to SG&A expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our deferred contract costs were $10 million and $9 million as of March 31, 2018 and January 1, 2018, respectively. The change in our contract assets during the three months ended March 31, 2018 were not material. The current and long-term portion of deferred contract costs are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Deferred Revenue

We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services and mobile airtime services and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of March 31, 2018 and December 31, 2017, was $417 million and $397 million, respectively. Long-term deferred revenue is included in other long-term liabilities in our condensed consolidated balance sheets. We recorded an aggregate of $19 million of current and long-term deferred revenue on January 1, 2018 upon the adoption of ASU 2014-09. The remaining change in the current portion and long-term deferred revenue balances during the three months ended March 31, 2018 were not material.

Revenue Recognition
General. Most of our fixed and mobile residential contracts are not enforceable or do not contain substantive early termination penalties. Accordingly, revenue relating to these customers is recognized on a basis consistent with these customers that are not subject to contracts.
Subscription Revenue – Fixed Networks. We recognize revenue from video, broadband internet and fixed-line telephony services over our fixed networks to customers in the period the related subscription services are provided. Installation or other upfront fees related to services provided over our fixed networks are generally deferred and recognized as subscription revenue over the contractual period, or longer if the upfront fee results in a material renewal right.
We may also sell video, broadband internet and fixed-line telephony services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Arrangement consideration from bundled packages generally is allocated proportionally to the individual service based on the relative standalone price for each respective product or service.
Mobile Revenue – General. Consideration from mobile contracts is allocated to airtime services and handset sales based on the relative standalone prices of each performance obligation.
Mobile Revenue – Airtime Services. We recognize revenue from mobile services in the period the related services are provided. Payments received from prepay customers are recorded as deferred revenue prior to the commencement of services and are recognized as revenue as the services are rendered or usage rights expire.
Mobile Revenue – Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue when the goods have been transferred to the customer.
B2B Revenue – Installation Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.
Sub-sea Network Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and recognized on a straight-line basis over the life of the contract.

(4)	Acquisitions
Pending Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire 80% of Costa Rican cable operator, “Cabletica,” which is part of Televisora de Costa Rica S.A. in an all cash transaction. In the transaction, Cabletica was valued at an enterprise value in Costa Rican Colon (CRC) of CRC 143 billion ($252 million). We intend to finance the acquisition of the 80% equity stake in Cabletica through a combination of incremental debt and existing liquidity. The current owners of Cabletica will retain the remaining 20% interest. The transaction is subject to customary closing adjustments and conditions, including regulatory approvals, and is expected to close during the second half of 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

2017 Acquisition
Carve-out Entities. On May 16, 2016, Liberty Global acquired C&W (the C&W Acquisition), which was contributed to our company as part of the Split-Off. In connection with the C&W Acquisition and C&W’s acquisition of Columbus International Inc. and its subsidiaries in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by C&W (collectively, New Cayman).The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for Liberty Global’s acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

(5)	Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the British pound sterling (£), the Chilean peso (CLP), the Jamaican dollar (JMD) and the Colombian peso (COP). With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$16.5	$100.6	$117.1	$2.9	$38.4	$41.3
Foreign currency forward contracts	—	0.4	0.4	—	—	—
Total	$16.5	$101.0	$117.5	$2.9	$38.4	$41.3

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$62.1	$125.2	$187.3	$29.4	$51.9	$81.3
Foreign currency forward contracts	13.4	—	13.4	12.8	—	12.8
Total	$75.5	$125.2	$200.7	$42.2	$51.9	$94.1

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($12 million) and $7 million during the three months ended March 31, 2018 and 2017, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	$(38.9)	$(25.5)
Foreign currency forward contracts	(2.6)	(1.8)
Total	$(41.5)	$(27.3)

The following table sets forth the classification of the net cash outflows of our derivative instruments:

	Three months ended March 31,
	2018	2017
	in millions

Operating activities	$(11.7)	$(10.7)
Investing activities	(1.7)	(1.2)
Total	$(13.4)	$(11.9)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $54 million.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	4.8
	$35.4	COP	106,000.0	4.3
	£146.7		$194.3	1.0

VTR Finance	$1,400.0	CLP	951,390.0	4.2

Interest Rate Derivative Contracts
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,975.0	6.1

Liberty Puerto Rico	$675.0	3.0

(a)	Includes forward-starting derivative instruments.

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At March 31, 2018, the U.S. dollar equivalent of the notional amounts of these derivative instruments was $3,750 million and the related weighted average remaining contractual life of our basis swap contracts was 1.2 years. At March 31, 2018, our basis swaps were all held by subsidiaries of our C&W borrowing group.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At March 31, 2018, the total U.S. dollar notional amounts of our interest rate caps was $436 million, all of which are held by Liberty Puerto Rico.

Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at March 31, 2018 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.43%
VTR Finance	(0.52)%
Liberty Puerto Rico	0.44%
Liberty Latin America borrowing groups	0.22%

Foreign Currency Forwards
We enter into foreign currency forward contracts with respect to non-functional currency exposure. As of March 31, 2018, the total U.S. dollar equivalent of the notional amount of foreign currency forward contracts was $228 million, all of which are held by subsidiaries of our VTR borrowing group.

(6)	Fair Value Measurements
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in the United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of March 31, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2018, no such transfers were made.
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by a subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at March 31, 2018 and December 31, 2017 were $27 million and $22 million, respectively, which are included in other

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net losses of $5 million and $4 million during the three months ended March 31, 2018 and 2017, respectively, which are reflected in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.
Our investment in the U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At March 31, 2018 and December 31, 2017, the carrying values of our investment in the U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, was $33 million and $37 million, respectively.

(7)	Long-lived Assets
Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2018 are set forth below:

	January 1, 2018	Foreign currency translation adjustments	March 31, 2018
	in millions

C&W	$4,962.5	$(18.3)	$4,944.2
VTR	433.4	8.3	441.7
Liberty Puerto Rico	277.7	—	277.7
Total	$5,673.6	$(10.0)	$5,663.6

Based on the results of our October 1, 2017 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of C&W reporting units that carry a goodwill balance or the Liberty Puerto Rico reporting unit could result in the need to record additional goodwill impairment charges. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors, including macro-economic and demographic trends, were to cause C&W’s or Liberty Puerto Rico’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill, cable television franchise rights and, to a lesser extent, other long-lived assets of these entities.

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2018	December 31, 2017
	in millions

Distribution systems	$4,047.2	$3,878.4
Customer premises equipment	1,438.8	1,382.8
Support equipment, buildings and land	1,338.6	1,306.3
	6,824.6	6,567.5
Accumulated depreciation	(2,588.4)	(2,398.3)
Total	$4,236.2	$4,169.2

During the three months ended March 31, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $21 million and $14 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	March 31, 2018	December 31, 2017
	in millions
Gross carrying amount:
Customer relationships	$1,459.3	$1,415.1
Licenses and other	184.2	199.8
Total gross carrying amount	1,643.5	1,614.9
Accumulated amortization:
Customer relationships	(374.6)	(284.2)
Licenses and other	(17.3)	(14.5)
Total accumulated amortization	(391.9)	(298.7)
Net carrying amount	$1,251.6	$1,316.2

(8)	Debt and Capital Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2018			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

		in millions

C&W Credit Facilities	4.95%	$746.5	$746.5	$2,243.7	$2,216.4	$2,235.9	$2,212.2
C&W Notes	7.09%	—	—	1,712.3	1,749.7	1,655.9	1,648.4
VTR Finance Senior Secured Notes	6.88%	—	—	1,452.3	1,479.6	1,400.0	1,400.0
VTR Credit Facility	—%	(d)	232.9	—	—	—	—
LPR Bank Facility	5.52%	—	—	951.1	951.8	982.5	982.5
Vendor financing (e)	4.43%	—	—	149.1	137.4	149.1	137.4
Total debt before premiums, discounts and deferred financing costs	6.00%		$979.4	$6,508.5	$6,534.9	$6,423.4	$6,380.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	March 31, 2018	December 31, 2017

	in millions

Total debt before premiums, discounts and deferred financing costs	$6,423.4	$6,380.5
Premiums, discounts and deferred financing costs, net	(20.8)	(26.5)
Total carrying amount of debt	6,402.6	6,354.0
Capital lease obligations	16.8	17.5
Total debt and capital lease obligations	6,419.4	6,371.5
Less: Current maturities of debt and capital lease obligations	(212.3)	(263.3)
Long-term debt and capital lease obligations	$6,207.1	$6,108.2

(a)
Represents the weighted average interest rate in effect at March 31, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.30% at March 31, 2018. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2018, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after consideration of the completion of the March 31, 2018 compliance reporting requirements, which include leverage-based payment tests and leverage covenants. At March 31, 2018, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160 million facility (the VTR Dollar Credit Facility) and a CLP 44 billion ($73 million) facility (the VTR Peso Credit Facility), each of which were undrawn at March 31, 2018.

(e)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and, to a lesser extent, certain of our operating expenses. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses for the three months ended March 31, 2018 and 2017 include $32 million and $10 million, respectively, that were financed by an intermediary and are reflected as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and capital lease obligations in our condensed consolidated statements of cash flows.

2018 Financing Transactions
On January 6, 2018, C&W Panama issued $100 million of subordinated debt. The term loan bears interest at 4.35%, payable on a quarterly basis, and matures in January 2023. The proceeds from the term loan were primarily used to repay existing C&W Panama debt.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

On February 7, 2018, C&W entered into a $1,875 million principal amount term loan facility (the C&W Term Loan B-4 Facility) at the London Interbank Offered Rate (LIBOR) plus 3.25%, subject to a LIBOR floor of 0.0%. The C&W Term Loan B-4 Facility was issued at 99.875% of par with a maturity date of January 31, 2026. General terms associated with the C&W Term Loan B-4 Facility are substantially the same as those included in “General Information” in note 9 to our 2017 Form 10-K. The net proceeds of the C&W Term Loan B-4 Facility were used to repay in full the $1,825 million outstanding principal amount of the C&W Term Loan B-3 Facility and repay $40 million drawn under the C&W Revolving Credit Facility. The exchange in principal amounts of $1,825 million was treated as a non-cash transaction in our condensed consolidated statement of cash flows. In connection with this transaction, C&W recognized a loss on debt modification and extinguishment of $13 million, which represents the write-off of unamortized discounts and deferred financing costs.
On March 7, 2018, we amended and restated the credit agreement originally dated May 16, 2016, as amended and restated as of May 26, 2017, providing for the additional C&W Term Loan B-4 Facility and a $625 million revolving credit facility (the C&W Revolving Credit Facility).
The details of our borrowings under the C&W Credit Facilities as of March 31, 2018 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity	Carrying value (a)
			in millions

C&W Term Loan B-4 Facility	January 31, 2026	LIBOR + 3.25%	$1,875.0	$1,875.0	$—	$1,869.2
C&W Revolving Credit Facility	June 30, 2023	LIBOR + 3.25%	$625.0	10.0	615.0	10.0
C&W Regional Facilities	various dates ranging from 2018 to 2038	4.00% (b)	$482.4	350.9	131.5	349.9
Total				$2,235.9	$746.5	$2,229.1

(a)	Amounts are net of discounts and deferred financing costs, where applicable.

(b)	Represents a weighted average rate for all C&W Regional Facilities.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of March 31, 2018 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2018 exchange rates:
Debt:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Years ending December 31:
2018 (remainder of year)	$94.6	$78.6	$—	$173.2
2019	234.9	22.9	—	257.8
2020	24.9	—	40.0	64.9
2021	125.0	—	—	125.0
2022	765.2	—	850.0	1,615.2
2023	113.8	—	92.5	206.3
Thereafter	2,581.0	1,400.0	—	3,981.0
Total debt maturities	3,939.4	1,501.5	982.5	6,423.4
Premiums, discounts and deferred financing costs, net	11.2	(21.3)	(10.7)	(20.8)
Total debt	$3,950.6	$1,480.2	$971.8	$6,402.6
Current portion	$98.6	$101.6	$—	$200.2
Noncurrent portion	$3,852.0	$1,378.6	$971.8	$6,202.4

Capital lease obligations:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Year ending December 31:
2018 (remainder of year)	$12.1	$0.2	$—	$12.3
2019	3.1	0.4	—	3.5
2020	1.4	0.1	—	1.5
2021	0.1	—	—	0.1
Total principal and interest payments	16.7	0.7	—	17.4
Amounts representing interest	(0.6)	—	—	(0.6)
Present value of net minimum lease payments	$16.1	$0.7	$—	$16.8
Current portion	$11.8	$0.3	$—	$12.1
Noncurrent portion	$4.3	$0.4	$—	$4.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

(9)	Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For interim tax reporting, we estimate an annual effective tax rate which is applied to year-to-date ordinary income or loss. The tax effect of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
Our interim estimate of our annual effective tax rate and our interim tax provision are subject to volatility due to factors such as jurisdictions in which our deferred taxes and/or tax attributes are subject to a full valuation allowance, relative changes in unrecognized tax benefits and changes in tax laws. Based upon the mix and timing of our actual annual earnings or loss compared to annual projections, as well as changes in the factors noted above, our effective tax rate may vary quarterly and may make quarterly comparisons not meaningful.
Income tax expense was approximately $17 million and $23 million during the three months ended March 31, 2018 and 2017, respectively. This represents an effective income tax rate of (44.8)% and 68.5% for the three months ended March 31, 2018 and 2017, respectively, including items treated discretely. For the three months ended March 31, 2018, the income tax expense attributable to our loss before income taxes differs from the amount computed using the statutory tax rate primarily due to the detrimental effects of international rate differences, increases in the valuation allowance, and negative effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of non-taxable income and price level restatements. For the three months ended March 31, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate primarily due to the detrimental effects of international rate differences, non-deductible expenses and changes in valuation allowances, partially offset by the beneficial effects of enacted tax law and rate changes.

(10)	Equity
In December 2017, in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by hurricanes during September 2017, in particular Hurricane Maria, the LPR Credit Agreements were amended to provide for, among other things, an equity commitment of up to $60 million (the LCPR Equity Commitment) from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for up to $36 million of the LCPR Equity Commitment. During the first quarter of 2018, a $25 million capital contribution was provided to Liberty Puerto Rico consisting of $15 million from us and $10 million from investment funds affiliated with Searchlight Capital Partners, L.P. (Searchlight). The capital contribution from Searchlight is included in our condensed consolidated statement of equity as an increase to noncontrolling interests. Subsequent to March 31, 2018, an additional $20 million was contributed to Liberty Puerto Rico, consisting of $12 million from us and $8 million from Searchlight. Accordingly, Liberty Puerto Rico has up to an additional $15 million available under the LCPR Equity Commitment, of which we are obligated for up to $9 million.
During the first quarter of 2018, we increased our ownership in C&W Jamaica from 82.0% to 91.7% by acquiring 1,629,734,373 of the issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD $1.45 per share or JMD $2,363 million ($19 million) of paid consideration. In connection with the C&W Jamaica NCI Acquisition, we incurred approximately $1 million in transaction fees.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

(11)	Related-party Transactions
Prior to the consummation of the Split-Off, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon completion of the Split-Off, certain fees and allocated costs and expenses have been replaced by fees pursuant to the Split-Off Agreements, as further described below.

The following table provides details of our significant related-party balances:

	March 31, 2018	December 31, 2017
	in millions
Assets:
Current assets – related-party receivables (a)	$3.8	$4.2
Income tax receivable (b)	3.8	—
Total assets	$7.6	$4.2

Liabilities – accounts payable and other accrued and current liabilities (c)	$5.3	$1.4

(a)	Represents non-interest bearing receivables due from certain Liberty Global subsidiaries.

(b)
This amount represents the benefit of related-party tax allocations, which arise from the estimated utilization of certain net operating losses of Liberty Latin America that are included in Liberty Global’s U.S. consolidated income tax filing for the period preceding the Split-Off.

(c)	Represents non-interest bearing payables to certain Liberty Global subsidiaries.
Split-Off Agreements
In connection with the Split-Off, Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries entered into the Split-Off Agreements. For the three months ended March 31, 2018, we incurred $2 million of charges associated with these agreements. The following summarizes the material agreements:

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

•
a facilities sharing agreement (the Facilities Sharing Agreement), pursuant to which, for as long as the Sublease Agreement remains in effect, Liberty Latin America will pay a fee for the usage of certain facilities at the office space in Denver, Colorado; and

•
a tax sharing agreement (the Tax Sharing Agreement), which governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Related-Party Charges Prior to the Split-Off

Our related-party transactions prior to the Split-Off for the three months ended March 31, 2017 are as follows (in millions):

Revenue	$4.0
Allocated share-based compensation expense	(3.3)
Charges from Liberty Global	(3.0)
Included in operating income	(2.3)
Interest income	1.5
Allocated tax expense	(1.8)
Included in net loss	$(2.6)

Revenue. Amount primarily represents revenue from the Carve-out Entities for (i) management services C&W provided to the Carve-out Entities to operate and manage their business under a management services agreement and (ii) products and services that C&W provided to the Carve-out Entities in the normal course of business. The services that we provided to the Carve-out Entities were provided at the direction of, and subject to the ultimate control and oversight of, the Carve-out Entities. As discussed in note 4, C&W acquired the Carve-out Entities on April 1, 2017.
Allocated share-based compensation expense. Amount represents share-based compensation that Liberty Global allocated to us with respect to share-based incentive awards held by our employees.

Charges from Liberty Global. Following the LiLAC Transaction, Liberty Global began to allocate a portion of the costs of their corporate functions, excluding share-based compensation expense, to us based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Effective January 1, 2017, the annual allocation was $12 million. The allocated costs, which were cash settled, are included in SG&A expenses in our condensed consolidated statement of operations. Although we believe the allocated costs are reasonable, no assurance can be given that such costs are reflective of the costs we would have incurred as a standalone company. Upon consummation of the Split-Off, Liberty Global no longer allocates costs to us and instead we prospectively incur certain charges under certain of the Split-Off Agreements described above.
Interest income. Amount includes interest income on C&W’s related-party loans receivable from New Cayman, which bore interest at 8.0% per annum. On April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities, at which time these loans receivable were settled in exchange for the equity of the Carve-out Entities. Related-party interest income is included in other income, net, in our condensed consolidated statement of operations. For additional information regarding the Carve-out Entities, see note 4.
Tax allocations. Amount represents related-party income tax allocations recognized prior to the Split-Off. See above for additional information regarding the Tax Sharing Agreement with Liberty Global that became effective upon the consummation of the Split-Off.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

(12)	Restructuring Liabilities
A summary of changes in our restructuring liabilities during the three months ended March 31, 2018 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$6.2	$25.4	$31.6
Restructuring charges	24.1	1.6	25.7
Cash paid	(5.5)	(1.3)	(6.8)
Foreign currency translation adjustments	—	0.4	0.4
Restructuring liability as of March 31, 2018	$24.8	$26.1	$50.9

Current portion	$24.3	$12.4	$36.7
Noncurrent portion	0.5	13.7	14.2
Total	$24.8	$26.1	$50.9

Our restructuring charges during the three months ended March 31, 2018 primarily relate to employee severance and termination costs associated with reorganization programs at C&W.
(13)    Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended March 31,
	2018	2017
	in millions
Included in:
Other operating expense	$0.1	$0.5
SG&A expense	6.4	5.1
Total	$6.5	$5.6

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America shares as of March 31, 2018:

	Number of shares	Weighted average base price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	1,274,964	$26.50	5.7
Exercisable	336,956	$30.95	4.5
Class C common shares:
Outstanding	2,603,506	$26.84	5.6
Exercisable	737,051	$31.17	4.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	139,657	2.4
Class C common shares	288,522	2.3
Performance-based restricted stock units (PSUs) outstanding :
Class A common shares	173,849	1.5
Class C common shares	340,291	1.5

During the three months ended March 31, 2018, we granted SARs with respect to 594,267 Class A common shares and 1,188,533 Class C common shares, which have base prices of $21.58 and $21.39, respectively.

(14)	Earnings (Loss) per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares or LiLAC Shares outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., SARs and RSUs) as if they had been exercised or vested at the beginning of the periods presented.

	Three months ended March 31,
	2018 (a)	2017 (b)

Weighted average shares outstanding - basic and dilutive	171,231,111	172,743,854

(a)	Represents the weighted average number of Liberty Latin America shares outstanding during the period, as this period occurred after the Split-Off.

(b)
Represents the weighted average number of LiLAC Shares, as defined in note 1, outstanding during the period, as this period occurred prior to the Split-Off. Amount was used for both basic and dilutive EPS as no Company equity awards were outstanding prior to the Split-Off.

We reported a loss attributable to Liberty Latin America shareholders during the three months ended March 31, 2018 . Therefore, the potentially dilutive effect at March 31, 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 10.5 million and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.2 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

(15)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2018:

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Programming commitments	$120.3	$58.3	$24.4	$18.0	$2.2	$1.5	$0.7	$225.4
Network and connectivity commitments	82.2	74.2	25.9	18.5	14.6	13.9	24.3	253.6
Purchase commitments	110.7	27.6	9.6	1.1	1.1	0.6	—	150.7
Operating leases (a)	22.5	20.6	16.9	13.4	11.4	9.1	17.3	111.2
Other commitments (a)	8.9	2.8	1.6	1.4	1.3	1.3	10.0	27.3
Total (b)	$344.6	$183.5	$78.4	$52.4	$30.6	$26.4	$52.3	$768.2

(a)	Amounts include commitments under the Sublease Agreement and the Facilities Sharing Agreement as further described in note 11.

(b)	The commitments included in this table do not reflect any liabilities that are included in our March 31, 2018 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $96 million and $102 million during the three months ended March 31, 2018, and 2017, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2018, and 2017, see note 5.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, C&W has provided indemnifications of (i) up to $300 million with respect to any potential tax-related claims related to the disposal in April 2013 of C&W’s interests in certain businesses and (ii) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expires in April 2020 and the second expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.

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

(16)	Segment Reporting
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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. As further described in note 2, effective January 1, 2018, we adopted ASU 2017-07, which resulted in the reclassification of certain pension-related credits from SG&A to non-operating income (expense) in our condensed consolidated statements of operations. As a result of the adoption, we have presented $3 million of pension-related credits in other income, net in our condensed consolidated statement of operations during each of the three months ended March 31, 2018 and 2017. Effective December 31, 2017, we include certain charges previously allocated to us by Liberty Global in the calculation of Adjusted OIBDA. These charges represent fees for certain services provided to us and totaled $3 million for the three months ended March 31, 2017. We believe changing the definition of Adjusted OIBDA to include these charges is meaningful

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

given they represent operating costs we will continue to incur subsequent to the Split-Off as a standalone public company. This change has been given effect for all periods presented. A reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes is presented below.
As of March 31, 2018, our reportable segments are as follows:
•C&W
•VTR
•Liberty Puerto Rico
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B communication services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue		Adjusted OIBDA
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
	in millions

C&W	$585.5	$575.6	$229.1	$209.9
VTR	263.8	229.3	105.0	91.6
Liberty Puerto Rico	61.8	106.7	18.0	51.3
Corporate	—	—	(11.3)	(5.1)
Intersegment eliminations	(1.2)	(0.7)	—	—
Total	$909.9	$910.9	$340.8	$347.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended March 31,
	2018	2017
	in millions

Total Adjusted OIBDA	$340.8	$347.7
Share-based compensation	(6.5)	(5.6)
Depreciation and amortization	(202.3)	(193.9)
Impairment, restructuring and other operating items, net	(33.7)	(13.4)
Operating income	98.3	134.8
Interest expense	(102.5)	(94.3)
Realized and unrealized losses on derivative instruments, net	(41.5)	(27.3)
Foreign currency transaction gains, net	15.9	14.5
Loss on debt modification and extinguishment	(13.0)	—
Other income, net	5.3	6.0
Earnings (loss) before income taxes	$(37.5)	$33.7
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows.

	Three months ended March 31,
	2018	2017
	in millions

C&W	$67.2	$60.5
VTR	57.0	55.4
Liberty Puerto Rico	69.8	23.3
Total property and equipment additions	194.0	139.2
Assets acquired under capital-related vendor financing arrangements	(20.7)	(14.1)
Assets acquired under capital leases	(0.6)	(0.9)
Changes in current liabilities related to capital expenditures	15.5	0.2
Total capital expenditures	$188.2	$124.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below. As further described in note 2, we adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASU 2014-09 did not have a material impact on our revenue by category.

	Three months ended March 31, 2018
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (a):
Video	$42.7	$99.7	$23.3	$—	$165.7
Broadband internet	53.7	96.6	25.3	—	175.6
Fixed-line telephony	26.9	34.6	3.5	—	65.0
Total subscription revenue	123.3	230.9	52.1	—	406.3
Non-subscription revenue (b)	21.5	7.5	1.7	—	30.7
Total residential fixed revenue	144.8	238.4	53.8	—	437.0
Residential mobile revenue:
Subscription revenue (a)	155.1	16.3	—	—	171.4
Non-subscription revenue (c)	22.1	3.2	—	—	25.3
Total residential mobile revenue	177.2	19.5	—	—	196.7
Total residential revenue	322.0	257.9	53.8	—	633.7
B2B revenue:
Subscription revenue	—	5.6	4.3	—	9.9
Non-subscription revenue (d)	203.9	0.3	3.0	(1.2)	206.0
Sub-sea network revenue (e)	59.6	—	—	—	59.6
Total B2B revenue	263.5	5.9	7.3	(1.2)	275.5
Other revenue	—	—	0.7	—	0.7
Total	$585.5	$263.8	$61.8	$(1.2)	$909.9

(a)	Residential fixed and mobile subscription revenue includes amounts received from subscribers for ongoing services.

(b)	Residential fixed non-subscription revenue includes, among other items, interconnect and advertising revenue.

(c)	Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices.

(d)
B2B non-subscription revenue primarily includes business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other telecommunication operators.

(e)
B2B sub-sea network revenue includes long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

	Three months ended March 31, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$40.5	$87.4	$42.7	$—	$170.6
Broadband internet	52.8	82.3	40.4	—	175.5
Fixed-line telephony	29.3	34.3	6.4	—	70.0
Total subscription revenue	122.6	204.0	89.5	—	416.1
Non-subscription revenue	23.5	7.4	5.9	—	36.8
Total residential fixed revenue	146.1	211.4	95.4	—	452.9
Residential mobile revenue:
Subscription revenue	161.8	12.6	—	—	174.4
Non-subscription revenue	19.9	2.3	—	—	22.2
Total residential mobile revenue	181.7	14.9	—	—	196.6
Total residential revenue	327.8	226.3	95.4	—	649.5
B2B revenue:
Subscription revenue	—	2.7	6.7	—	9.4
Non-subscription revenue	201.4	0.3	3.3	(0.7)	204.3
Sub-sea network revenue	46.4	—	—	—	46.4
Total B2B revenue	247.8	3.0	10.0	(0.7)	260.1
Other revenue	—	—	1.3	—	1.3
Total	$575.6	$229.3	$106.7	$(0.7)	$910.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2018
(unaudited)

Geographic Segments
The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2018	2017
	in millions
C&W (a):
Panama	$149.2	$153.7
Jamaica	92.5	83.6
Networks & LatAm (b)	94.1	76.9
The Bahamas	64.1	72.0
Barbados	39.4	40.2
Trinidad and Tobago	40.7	42.8
Other (c)	105.5	106.4
Total C&W	585.5	575.6
Chile	263.8	229.3
Puerto Rico	61.8	106.7
Intersegment eliminations	(1.2)	(0.7)
Total	$909.9	$910.9

(a)	Except as otherwise noted, the amounts presented for each C&W jurisdiction include revenue from residential and B2B operations.

(b)
The amounts represent wholesale services revenue from various jurisdictions across the Caribbean and Latin America, primarily related to the sale and lease of telecom capacity on C&W’s sub-sea and terrestrial networks.

(c)
The amounts relate to a number of countries in which C&W has less significant operations, all but one of which are located in Latin America and the Caribbean. In addition, these amounts include C&W intercompany eliminations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2017 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2018.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2018; the anticipated rate and cost of our recovery in certain markets from the impact of Hurricanes Maria and Irma; our property and equipment additions in 2018; subscriber growth and retention rates; competitive, regulatory and economic factors; the timing and impacts of proposed transactions; anticipated changes in our revenue, costs or growth rates; our liquidity; credit risks; foreign currency risks; target leverage levels; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 2017 Form 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
customer acceptance of our existing service offerings, including our video, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we or our affiliates operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors;

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

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in other countries in which we or our affiliates operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors (including our third-party wireless network providers under our MVNO arrangement) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

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

The broadband distribution and mobile service industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report on Form 10-Q are subject to a significant degree of risk. These forward-looking statements and the above described risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.

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
Operations
As described below, Hurricanes Irma and Maria caused significant damage to our operations in the Impacted Markets, as defined below, resulting in disruptions to our telecommunications services. As we are still in the process of assessing the operational impacts of the hurricanes in the Impacted Markets, we are unable to accurately estimate our homes passed and subscriber numbers as of March 31, 2018. Accordingly, the March 31, 2018 subscriber numbers for the Impacted Markets reflect subscriber amounts as of August 31, 2017 as adjusted through March 31, 2018 for (i) net voluntary disconnects and (ii) disconnects related to customers whose accounts are delinquent. The Liberty Puerto Rico homes passed reflect the August 31, 2017 levels adjusted for approximately 30,000 homes in geographic areas we may not rebuild.
At March 31, 2018, we (i) owned and operated networks that passed 6,457,900 homes and served 5,231,000 revenue generating units (RGUs), comprising 2,146,800 broadband internet subscribers, 1,691,700 video subscribers and 1,392,500 fixed-line telephony subscribers and (ii) served 3,620,400 mobile subscribers.
Hurricane Impact Update
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment (collectively, the Impacted Markets). We continue to remain uncertain as to the extent and ultimate completion of our restoration and reconnection efforts in the Impacted Markets.
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
During the three months ended March 31, 2018, we received a net advance payment from our third-party insurance provider of $30 million associated with the initial insurance claims filed in connection with damages sustained from the hurricanes. Until such claims are legally settled, the advance is included in other accrued and current liabilities in our condensed consolidated balance sheet.
Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricane Maria and, to a lesser extent Hurricane Irma, was extensive and widespread. Individuals and businesses across Puerto Rico continue to deal with significant challenges caused by the severe damage to essential infrastructure, including damage to Puerto Rico’s power supply and transmission system. Similarly, Liberty Puerto Rico’s broadband communications network suffered extensive damage. As of March 31, 2018, we have been able to restore service to approximately 560,000 RGUs of our total estimated 723,100 RGUs at Liberty Puerto Rico. Additionally, we estimate that approximately $130 million of property and equipment additions will be required to restore nearly all of Liberty Puerto Rico’s broadband communications network, of which approximately $112 million has been incurred following the hurricanes through March 31, 2018.
While the negative impacts from the hurricanes are declining as the network is restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on Liberty Puerto Rico’s revenue and Adjusted OIBDA will continue through 2018 and beyond. The severity of the hurricanes’ impact on Liberty Puerto Rico’s future revenue and Adjusted OIBDA will be influenced in part by the following uncertainties:

•	the length of time that it will take to restore Puerto Rico’s power and transmission system and to fully restore our network;

•	the number of people that will choose to leave Puerto Rico for an extended period or permanently; and

•	the ability of the Puerto Rico and U.S. governments to effectively oversee the recovery process in Puerto Rico.
In terms of liquidity for Liberty Puerto Rico, the cash provided by its operations was a significant source of pre-hurricane liquidity. As a result of the hurricane impacts, we do not expect Liberty Puerto Rico will generate positive cash from operations, inclusive of capital expenditures, until at least the latter half of 2018. In this regard, Liberty Puerto Rico’s liquidity needs are being funded by the up to $60 million LCPR Equity Commitment from Liberty Latin America and Searchlight, $45 million of which has been provided during 2018, including $20 million subsequent to March 31, 2018, and an insurance advance of $35 million ($30 million through a third-party insurance provider and the remainder through a captive insurance subsidiary). Future liquidity sources are expected to include further insurance proceeds, the remaining portion of the LCPR Equity Commitment, as applicable, through December 31, 2018 of up to $15 million and, cash from operations. For additional information regarding the LCPR Equity Commitment, see Material Changes in Financial Condition below. While there are still uncertainties with respect to Liberty Puerto Rico’s recovery from the hurricanes, and no assurance can be given as to the ultimate amount or timing of liquidity to be received from cash from operations or insurance proceeds, we expect these existing and potential sources of liquidity will be sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next twelve months.
C&W. C&W offers services over fixed and mobile networks, and portions of these networks in C&W’s Impacted Markets were significantly damaged as a result of the hurricanes. The most notable markets that continue to be impacted are the British Virgin Islands and Dominica. Services to most of our fixed-line customers in these markets have not yet been restored. While mobile services have been largely restored in C&W’s Impacted Markets, we are still in the process of completing the restoration of our mobile network infrastructure. In addition to network damage, these markets are also dealing with extensive damage to homes, businesses and essential infrastructure.
We currently estimate that approximately $50 million of property and equipment additions will be required to restore nearly all of the damaged networks in C&W’s Impacted Markets, of which approximately $21 million has been incurred following the hurricanes through March 31, 2018. The negative impacts of the hurricanes are declining as the networks are restored and customers are reconnected, and we do not expect there to be a material impact from hurricanes on C&W’s revenue and Adjusted OIBDA during 2018.
Material Changes in Results of Operations
In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. Accordingly, in the following discussion, (i) organic increases exclude the operating results of an acquired entity during the first 12 months following the date of acquisition and (ii) the calculation of our organic change percentages exclude the Acquisition Impact of such entity.
Changes in foreign currency exchange rates may have a significant impact on our operating results as VTR and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during 2018 was to the Chilean peso as 29.0% of our revenue during the three months ended March 31, 2018 was derived from VTR, whose functional currency is the Chilean peso. In addition, our operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
The amounts presented and discussed below represent 100% of the revenue and Adjusted OIBDA of each reportable segment and our corporate operations, as further discussed in note 16 to our condensed consolidated financial statements. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
Prior to the Split-Off, Liberty Global allocated a portion of their corporate function costs to us, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Such costs were not intended to reflect the costs of operating as a standalone public company. Accordingly, our corporate-related SG&A costs have increased significantly during 2018, as compared with 2017, as a result of operating as a standalone company and incurring certain public company-related costs. These costs include executive employee and board of directors expenses; insurance; costs related to the compliance with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002); and costs for financial reporting, tax administration, human resources functions and centralization of certain other corporate functions. These increases in costs are inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 11 to our condensed consolidated financial statements.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Revenue

All of our reportable segments derive their revenue primarily from (i) residential broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) with the exception of Liberty Puerto Rico, residential mobile services and (iii) B2B communications services. For detailed information regarding the composition of our reportable segments, see note 16 to our condensed consolidated financial statements.

While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable, (ARPU).

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. At Liberty Puerto Rico, variances in revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, were significantly impacted by Hurricanes Maria and Irma.

The following table sets forth revenue by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$585.5	$575.6	$9.9	1.7
VTR	263.8	229.3	34.5	15.0
Liberty Puerto Rico	61.8	106.7	(44.9)	(42.1)
Intersegment eliminations	(1.2)	(0.7)	(0.5)	N.M.
Total	$909.9	$910.9	$(1.0)	(0.1)

N.M. — Not Meaningful.
Consolidated. The decrease during the three months ended March 31, 2018, as compared to the corresponding period in 2017, includes a decrease of $45 million at Liberty Puerto Rico primarily attributable to the hurricanes, and increases of $10 million and $23 million attributable to the impacts of the C&W Carve-out Acquisition and FX, respectively. Excluding the effects of the C&W Carve-out Acquisition and FX, revenue decreased $34 million or 3.7%. The organic decrease includes declines of $45 million and $1 million at Liberty Puerto Rico and C&W, respectively, and an increase of $13 million at VTR, as further discussed below.
As further described in notes 2 and 3 to our condensed consolidated financial statements, we adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The impact to revenue during three months ended March 31, 2018 was not material.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$42.7	$40.5	$2.2	5.4
Broadband internet	53.7	52.8	0.9	1.7
Fixed-line telephony	26.9	29.3	(2.4)	(8.2)
Total subscription revenue	123.3	122.6	0.7	0.6
Non-subscription revenue	21.5	23.5	(2.0)	(8.5)
Total residential fixed revenue	144.8	146.1	(1.3)	(0.9)
Residential mobile revenue:
Subscription revenue	155.1	161.8	(6.7)	(4.1)
Non-subscription revenue	22.1	19.9	2.2	11.1
Total residential mobile revenue	177.2	181.7	(4.5)	(2.5)
Total residential revenue	322.0	327.8	(5.8)	(1.8)
B2B revenue:
Non-subscription revenue	203.9	201.4	2.5	1.2
Sub-sea network revenue	59.6	46.4	13.2	28.4
Total B2B revenue	263.5	247.8	15.7	6.3
Total	$585.5	$575.6	$9.9	1.7

The details of the changes in C&W’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.0	$—	$4.0
ARPU (b)	(3.7)	—	(3.7)
Decrease in residential fixed non-subscription revenue (c)	—	(2.0)	(2.0)
Total increase (decrease) in residential fixed revenue	0.3	(2.0)	(1.7)
Increase (decrease) in residential mobile revenue (d)	(7.1)	2.2	(4.9)
Increase in B2B revenue (e)	—	0.1	0.1
Increase in B2B sub-sea network revenue (f)	—	5.1	5.1
Total organic increase (decrease)	(6.8)	5.4	(1.4)
Impact of the C&W Carve-out Acquisition	—	9.5	9.5
Impact of FX	0.8	1.0	1.8
Total	$(6.0)	$15.9	$9.9

(a)	The increase is primarily attributable to higher broadband internet RGUs.

(b)	The decrease is primarily attributable to the net effect of (i) lower ARPU from fixed-line telephony and broadband internet services and (ii) higher ARPU from video services.

(c)	The decrease is primarily attributable to lower advertising revenue and late fees.

(d)
The decrease in mobile subscription revenue is primarily attributable to the net effect of (i) lower revenue in (a) the Bahamas associated with a decrease in the average number of subscribers and lower ARPU, primarily driven by the commercial launch of mobile services by a competitor during the fourth quarter of 2016, and (b) Panama due primarily to a decrease in the average number of subscribers and (ii) higher revenue in Jamaica mostly due to higher ARPU. The increase in mobile non-subscription revenue is primarily attributable to an increase in revenue from handset sales.

(e)
The increase is primarily attributable to (i) project-related revenue in managed services, driven by increases in Jamaica that were partially offset by decreases in Panama and (ii) individually insignificant changes across the markets of C&W.

(f)	The increase is primarily due to increased capacity sales on C&W’s sub-sea network to new and existing customers.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended March 31,		Increase
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$99.7	$87.4	$12.3	14.1
Broadband internet	96.6	82.3	14.3	17.4
Fixed-line telephony	34.6	34.3	0.3	0.9
Total subscription revenue	230.9	204.0	26.9	13.2
Non-subscription revenue	7.5	7.4	0.1	1.4
Total residential fixed revenue	238.4	211.4	27.0	12.8
Residential mobile revenue:
Subscription revenue	16.3	12.6	3.7	29.4
Non-subscription revenue	3.2	2.3	0.9	39.1
Total residential mobile revenue	19.5	14.9	4.6	30.9
Total residential revenue	257.9	226.3	31.6	14.0
B2B revenue:
Subscription revenue	5.6	2.7	2.9	107.4
Non-subscription revenue	0.3	0.3	—	—
Total B2B revenue	5.9	3.0	2.9	96.7
Total	$263.8	$229.3	$34.5	15.0

The details of the changes in VTR’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.1	$—	$4.1
ARPU (b)	4.1	—	4.1
Decrease in residential fixed non-subscription revenue	—	(0.5)	(0.5)
Total increase (decrease) in residential fixed revenue	8.2	(0.5)	7.7
Increase in residential mobile revenue (c)	2.4	0.6	3.0
Increase in B2B revenue (d)	2.4	0.1	2.5
Total organic increase	13.0	0.2	13.2
Impact of FX	20.5	0.8	21.3
Total	$33.5	$1.0	$34.5

(a)	The increase is attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)	The increase is primarily due to higher ARPU from video services and an improvement in RGU mix.

(c)	The increase in mobile subscription revenue is primarily due to a higher average number of mobile subscribers.

(d)
The increase in B2B subscription revenue is primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony SOHO RGUs. A portion of this increase is attributable to the conversion of certain residential subscribers to SOHO customers.

Liberty Puerto Rico. Due to the significant impact of the hurricanes on the operations of our Liberty Puerto Rico segment, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 is set forth below:

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$23.3	$5.3	$42.7
Broadband internet	25.3	7.8	40.4
Fixed-line telephony	3.5	1.2	6.4
Total subscription revenue	52.1	14.3	89.5
Non-subscription revenue	1.7	0.5	5.9
Total residential fixed revenue	53.8	14.8	95.4
B2B revenue:
Subscription revenue	4.3	1.3	6.7
Non-subscription revenue	3.0	0.7	3.3
Total B2B revenue	7.3	2.0	10.0
Other revenue	0.7	0.1	1.3
Total	$61.8	$16.9	$106.7

The decrease in Liberty Puerto Rico’s revenue during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily attributable to Hurricanes Maria and Irma.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, (iii) B2B revenue and (iv) other revenue, each reflective of changes during the three months ended March 31, 2018, as compared to the three months ended December 31, 2017.

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$35.5	$—	$35.5
ARPU (b)	2.3	—	2.3
Increase in residential fixed non-subscription revenue (c)	—	1.2	1.2
Total increase in residential fixed revenue	37.8	1.2	39.0
Increase in B2B revenue (d)	3.0	2.3	5.3
Increase in other revenue	—	0.6	0.6
Total	$40.8	$4.1	$44.9

(a)
The increase is attributable to increases in broadband internet, video and fixed-line telephony RGUs, primarily due to the reconnection of subscribers associated with the recovery in Puerto Rico following the hurricanes.

(b)	The increase is primarily attributable to reconnecting higher ARPU customers during the first quarter of 2018.

(c)	The increase is primarily due to higher late fees, advertising revenue and reconnect fees resulting from Liberty Puerto Rico’s ongoing recovery from the hurricanes.

(d)
The increase in subscription revenue is primarily attributable to increases in broadband internet, fixed-line telephony and video SOHO RGUs, primarily due to the reconnection of subscribers associated with the recovery in Puerto Rico following the hurricanes. The increase in non-subscription revenue is primarily attributable to higher revenue from broadband internet services, resulting from the restoration of fiber circuits to Liberty Puerto Rico’s B2B customers.

Programming and Other Direct Costs of Services
General. Programming and other direct costs of services include programming and copyright costs, mobile access and interconnect costs, costs of mobile handsets and other devices and other direct costs related to our operations. Notwithstanding the impact of the hurricanes, programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases and (iii) growth in the number of our enhanced video subscribers.
The following table sets forth programming and other direct costs of services by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$130.2	$133.4	$(3.2)	(2.4)
VTR	70.5	61.6	8.9	14.4
Liberty Puerto Rico	16.5	27.6	(11.1)	(40.2)
Intersegment eliminations	(1.4)	(0.7)	(0.7)	N.M.
Total	$215.8	$221.9	$(6.1)	(2.7)

N.M. — Not Meaningful.

Consolidated. The decrease in programming and other direct costs of services during the three months ended March 31, 2018, as compared to the corresponding period in 2017, includes a decrease of $11 million at Liberty Puerto Rico primarily attributable to the hurricanes, an increase of $4 million attributable to the impact of the C&W Carve-out Acquisition and an increase of $6 million due to FX. Excluding the effects of the C&W Carve-out Acquisition and FX, our programming and other direct costs of services decreased $17 million or 7.5%. The organic decrease includes declines of $8 million and $11 million at C&W and Liberty Puerto Rico, respectively, and an increase of $3 million at VTR, as further discussed below.
C&W. The decrease in C&W’s programming and other direct costs of services includes an increase of $4 million attributable to the impact of the C&W Carve-out Acquisition and an increase of $1 million due to FX. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s programming and other direct costs of services decreased $8 million or 6.0%. This decrease includes the following factors:

•	A decrease in mobile handset costs of $5 million or 20.7%, primarily due to lower mobile handset sales;

•	A decrease in mobile access and interconnect costs of $1 million or 2.0%, primarily due to lower call volumes; and

•	A net decrease resulting from other individually insignificant changes in other direct cost categories.
VTR. The increase in VTR’s programming and other direct costs of services includes an increase of $6 million due to FX. Excluding the effect of FX, VTR’s programming and other direct costs of services increased $3 million or 5.2%. This increase includes the following factors:

•
An increase in programming and copyright costs of $1 million or 3.5%, primarily due to the net effect of (i) an increase in certain premium and basic content costs due to rate increases, (ii) a decrease in the foreign currency impact of programming contracts denominated in U.S. dollars and (ii) higher costs associated with video-on-demand;

•
An increase in mobile access and interconnect costs of $1 million or 8.2%, primarily due to (i) higher MVNO charges and (ii) a net increase in interconnect costs from higher call volumes and lower interconnect rates.

Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s programming and other direct costs of services is primarily due to a decline in programming and copyright costs of $10 million or 42.7% mostly attributable to (i) $7 million of credits from vendors stemming from Hurricanes Irma and Maria and (ii) lower costs of $4 million resulting from disconnects of enhanced video subscribers due to the impact of the hurricanes.
Other Operating Expenses
General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.
The following table sets forth other operating expenses by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$109.0	$117.8	$(8.8)	(7.5)
VTR	42.9	36.9	6.0	16.3
Liberty Puerto Rico	14.6	15.4	(0.8)	(5.2)
Intersegment eliminations	(0.1)	(0.1)	—	N.M.
Total other operating expenses excluding share-based compensation expense	166.4	170.0	(3.6)	(2.1)
Share-based compensation expense	0.1	0.5	(0.4)	(80.0)
Total	$166.5	$170.5	$(4.0)	(2.3)
N.M. — Not Meaningful.

Consolidated. The decrease in other operating expenses during the three months ended March 31, 2018, as compared to the corresponding period in 2017, includes increases of $3 million and $4 million attributable to the impact of the C&W Carve-out Acquisition and FX, respectively. Our other operating expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of the C&W Carve-out Acquisition, FX and share-based compensation expense, our other operating expenses decreased $10 million or 5.8%. The organic decrease includes declines of $12 million and $1 million at C&W and Liberty Puerto Rico, respectively, and an increase of $3 million at VTR, as further discussed below.
C&W. The decrease in C&W’s other operating expenses includes an increase of $3 million attributable to the impact of the C&W Carve-out Acquisition. Excluding the effect of the C&W Carve-out Acquisition, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $12 million or 9.8%. This decrease includes the following factors:

•
A decrease in bad debt and collection expenses of $7 million or 50.5%, primarily due to (i) better than expected collections in 2018, including a $3 million recovery related to provisions established following the impacts of Hurricanes Irma and Maria, and (ii) a decrease resulting from provisions recorded during the first quarter of 2017 in connection with Hurricane Matthew; and

•
A decrease in network-related expenses of $6 million or 14.0%, primarily due to network restoration costs incurred in the first quarter of 2017 associated with sustained damages from Hurricane Matthew.

VTR. The increase in VTR’s other operating expenses includes an increase of $4 million due to FX. Excluding the effect of FX, VTR’s other operating expenses (exclusive of share-based compensation expenses) increased $3 million or 6.8%. This change is primarily the result of an increase in network-related expenses of $3 million or 21.1% due to higher maintenance costs.
Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s other operating expenses is primarily due to lower various indirect expenses of approximately $2 million, predominantly related to bad debt and franchise fees that decreased as a result of the hurricanes. This decrease was partially offset by higher personnel costs of $1 million resulting from hurricane recovery efforts.
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.
The following table sets forth SG&A by reportable segment and our corporate category:

	Three months ended March 31,		Increase
	2018	2017	$	%
	in millions, except percentages

C&W	$117.2	$114.5	$2.7	2.4
VTR	45.4	39.2	6.2	15.8
Liberty Puerto Rico	12.7	12.4	0.3	2.4
Corporate	11.3	5.1	6.2	121.6
Intersegment eliminations	0.3	0.1	0.2	N.M.
Total SG&A expenses excluding share-based compensation expense	186.9	171.3	15.6	9.1
Share-based compensation expense	6.4	5.1	1.3	25.5
Total	$193.3	$176.4	$16.9	9.6
N.M. — Not Meaningful.
Consolidated. The increase in SG&A expenses during the three months ended March 31, 2018, as compared to the corresponding period in 2017, includes increases of $1 million and $4 million attributable to the impacts of the C&W Carve-out Acquisition and FX, respectively. Our SG&A expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of the C&W Carve-out Acquisition, FX and share-based compensation expense, our SG&A expenses increased $11 million or 6.2%. The organic increase primarily includes increases of $6 million, $3 million and $1 million at Corporate, VTR and C&W, respectively, as further discussed below.
C&W. The increase in C&W’s SG&A expenses includes an increase of $1 million attributable to the impact of the C&W Carve-out Acquisition. Excluding the effect of the C&W Carve-out Acquisition, C&W’s SG&A expenses (exclusive of share-based compensation expense) increased $1 million or 1.2%. This increase includes the following factors:

•	A decrease in outsourced labor and professional fees of $3 million or 28.6%, primarily due to higher contract costs in 2017;

•	An increase in personnel costs of $3 million or 5.0%, primarily due to higher incentive compensation costs; and

•	A net increase resulting from other individually insignificant changes in other SG&A expense categories.
VTR. The increase in VTR’s SG&A expenses includes an increase of $4 million due to FX. Excluding the effect of FX, VTR’s SG&A expenses (exclusive of share-based compensation expense) increased $3 million or 6.4%. This change is primarily the result of an increase in sales, marketing and advertising expenses of $3 million or 19.3%, due to higher (i) sales commissions to third-party dealers and (ii) costs associated with advertising campaigns.
Liberty Puerto Rico. Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) remained relatively unchanged during the three months ended March 31, 2018, as compared to the corresponding period in 2017.
Corporate. The increase is primarily attributable to added costs associated with being a separate public company, including increases in personnel costs and professional services. The increase in costs is inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 11 to our condensed consolidated financial statements.
Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes, see note 16 to our condensed consolidated financial statements.
The following table sets forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended March 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$229.1	$209.9	$19.2	9.1
VTR	105.0	91.6	13.4	14.6
Liberty Puerto Rico	18.0	51.3	(33.3)	(64.9)
Corporate	(11.3)	(5.1)	(6.2)	121.6
Total	$340.8	$347.7	$(6.9)	(2.0)

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2018	2017
	%

C&W	39.1	36.5
VTR	39.8	39.9
Liberty Puerto Rico	29.1	48.1
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses as further discussed above. During the three months ended March 31, 2018, the Adjusted OIBDA of Liberty Puerto Rico was adversely impacted by Hurricanes Irma and Maria, as more fully described in Overview above. With regards to Puerto Rico, Adjusted OIBDA margin during the first quarter of 2018 improved significantly from (71.6)% during the three months ended December 31, 2017 as we recover from Hurricanes Maria and Irma.
Share-based compensation expense (included in other operating and SG&A expenses)
We recognized share-based compensation expense of $7 million and $6 million during the three months ended March 31, 2018 and 2017, respectively. This increase is primarily due to equity awards granted during 2018.
For additional information regarding our share-based compensation, see note 13 to our condensed consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $8 million or 4.3% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. Excluding the effect of FX, depreciation and amortization expense increased $6 million or 3.0% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily due to the net effect of (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, primarily at VTR and Liberty Puerto Rico.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $34 million and $13 million during the three months ended March 31, 2018 and 2017, respectively. During 2018, we incurred $26 million of restructuring charges, which include $24 million of employee severance and termination costs related to certain reorganization activities, primarily at C&W. During 2017, we incurred $11 million of restructuring charges, which include $9 million of employee severance and termination costs related to certain reorganization activities, primarily at C&W.
For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.
Interest expense
Our interest expense increased $8 million during 2018, as compared to 2017. This increase is primarily attributable to the net effect of (i) an increase resulting from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements, and (ii) a net decrease of accretion expense associated with premiums and discounts.
For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our condensed consolidated financial statements, we use derivative instruments to manage our interest rate risks.

Realized and unrealized losses on derivative instruments, net
Our realized and unrealized gains or losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$(38.9)	$(25.5)
Foreign currency forward contracts	(2.6)	(1.8)
Total	$(41.5)	$(27.3)

(a)
The loss during 2018 is attributable to the net effect of (i) losses from changes in FX rates, primarily resulting from an increase in the value of the Chilean peso relative to the U.S. dollar, and (ii) gains resulting from changes in interest rates. In addition, the loss during 2018 includes a net loss of $12 million resulting from changes in our credit risk valuation adjustments. The loss during 2017 is primarily attributable to the net effect of (i) gains resulting from changes in interest rates and (ii) losses from changes in FX rates, primarily resulting from an increase in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2017 includes a net gain of $7 million resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Item 3. Qualitative and Quantitative Disclosures about Market Risk below.
Foreign currency transaction gains, net
Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains, net, are as follows:

	Three months ended March 31,
	2018	2017
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$26.8	$20.5
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(10.5)	(3.7)
Other	(0.4)	(2.3)
Total	$15.9	$14.5
Loss on debt modification and extinguishment
We recognized a loss on debt modification and extinguishment of $13 million and nil during the three months ended March 31, 2018 and 2017, respectively. The 2018 amount represents the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-3 Facility.
For additional information concerning our loss on debt modification and extinguishment, see note 8 to our condensed consolidated financial statements.

Other income, net
We recognized other income, net of $5 million and $6 million during the three months ended March 31, 2018 and 2017, respectively. The amount for each period includes $3 million of interest and dividend income and $3 million in pension-related credits following the adoption of ASU 2017-07.
For additional information regarding the adoption of ASU 2017-07, see note 2 to our condensed consolidated financial statements.
Income tax expense
We recognized income tax expense of $17 million and $23 million during the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the income tax expense attributable to our loss before income taxes differs from the amount computed using the statutory tax rate primarily due to the detrimental effects of international rate differences, increases in the valuation allowance, and negative effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of non-taxable income and price level restatements. For the three months ended March 31, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate primarily due to the detrimental effects of international rate differences, non-deductible expenses and changes in valuation allowances, partially offset by the beneficial effects of enacted tax law and rate changes.
For additional information regarding our income taxes, see note 9 to our condensed consolidated financial statements.
Net earnings (loss)
During the three months ended March 31, 2018 and 2017, we reported net earnings (loss) of ($54 million) and $11 million, respectively, including (i) operating income of $98 million and $135 million, respectively, (ii) net non-operating expenses of $136 million and $101 million, respectively, and (iii) income tax expense of $17 million and $23 million, respectively.
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
Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above.
Net earnings (loss) attributable to noncontrolling interests
During the three months ended March 31, 2018 and 2017, we reported net earnings (loss) attributable to noncontrolling interests of ($10 million) and $16 million, respectively. The 2018 period primarily includes losses attributable to our noncontrolling interests in certain C&W entities, as compared to the 2017 period, which primarily comprises earnings attributable to noncontrolling interests in certain C&W entities.
During the first quarter of 2018, we increased our ownership in C&W Jamaica from 82.0% to 91.7%. For additional information, see note 10 to our condensed consolidated financial statements.

Material Changes in Financial Condition
Sources and Uses of Cash
Each of our reportable segments is separately financed within one of our three primary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within C&W, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2018. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$70.6
Unrestricted subsidiaries (b)	38.9
Total Liberty Latin America and unrestricted subsidiaries	109.5
Borrowing groups (c):
C&W (d)	291.6
VTR Finance	69.0
Liberty Puerto Rico	40.5
Total borrowing groups	401.1
Total cash and cash equivalents	$510.6

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)	Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries.

(d)
C&W’s subsidiaries hold the majority of C&W’s consolidated cash. Due to the restrictions as noted above, a significant portion of the cash held by C&W subsidiaries is not considered to be an immediate source of corporate liquidity for C&W.

Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups or affiliates, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups.
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its unrestricted subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries, including our commitment to fund our portion of any potential liquidity shortfalls of Liberty Puerto Rico through December 31, 2018, as further described below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, with respect to Liberty Puerto Rico, the remaining portion of the LCPR Equity Commitment (as described below) and insurance proceeds. For the details of the borrowing availability of such subsidiaries at March 31, 2018, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 15 to our condensed consolidated financial statements.
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico continues to experience as a result of the damage caused by Hurricanes Irma and Maria, the LPR Credit Agreements were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for up to $36 million of the LCPR Equity Commitment. During the first quarter of 2018, a $25 million capital contribution was provided to Liberty Puerto Rico consisting of $15 million from us and $10 million from Searchlight. Subsequent to March 31, 2018, an additional $20 million was contributed to Liberty Puerto Rico, consisting of $12 million from us and $8 million from Searchlight. Accordingly, Liberty Puerto Rico has up to an additional $15 million available under the LCPR Equity Commitment, of which we are obligated for up to $9 million.
Hurricanes Irma and Maria are expected to continue to have an adverse impact on Liberty Puerto Rico’s cash flows and liquidity. For additional information, see the discussion under Overview above.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is typically between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of foreign currency average and spot rates may impact this ratio. The ratio of our March 31, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2018 was 4.8x. In addition, the ratio of our March 31, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2018 was 4.5x. Beginning in the fourth quarter of 2017, these ratios increased due to the adverse impacts of the hurricanes on our Adjusted OIBDA. However, assuming our debt levels remain relatively consistent, we expect these ratios to decrease in future periods as we continue to recover from the adverse impacts of the hurricanes.
When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed in note 5 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2018, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2018, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,440 million, including $212 million that is classified as current in our condensed consolidated balance sheet and $5,803 million that is not due until 2022 or thereafter. All of our debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2018. For additional information concerning our debt and capital lease obligations, including our debt maturities, see note 8 to our condensed consolidated financial statements.
Notwithstanding our negative working capital position at March 31, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, (ii) tightening of the credit markets and (iii) in the case of Liberty Puerto Rico, by the adverse impacts of the hurricanes on its operations. For additional information regarding the impacts of the hurricanes, see the related discussion under Overview above. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three months ended March 31,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$163.2	$75.0	$88.2
Net cash used by investing activities	(187.8)	(127.0)	(60.8)
Net cash provided (used) by financing activities	(11.8)	34.5	(46.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.5)	0.6
Net decrease in cash, cash equivalents and restricted cash	$(36.3)	$(18.0)	$(18.3)
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to (i) an increase from working capital items, inclusive of a net advance payment received from our third-party insurance provider of $30 million associated with the initial insurance claims filed in connection with damages sustained from the hurricanes, and (ii) lower interest payments.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to higher capital expenditures, as further discussed below.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 16 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2018	2017
	in millions

Property and equipment additions	$194.0	$139.2
Assets acquired under capital-related vendor financing arrangements	(20.7)	(14.1)
Assets acquired under capital leases	(0.6)	(0.9)
Changes in current liabilities related to capital expenditures	15.5	0.2
Capital expenditures	$188.2	$124.4
Our property and equipment additions increased during the three months ended March 31, 2018, as compared to the corresponding period in 2017, largely due to the net effect of (i) an increase in expenditures by Liberty Puerto Rico and C&W, primarily related to $62 million and $8 million, respectively, in connection with network restoration activities following Hurricanes Irma and Maria, and (ii) a decrease due to FX. During the three months ended March 31, 2018 and 2017, our property and equipment additions represented 21.3% and 15.3% of revenue, respectively. This increase in property and equipment additions as a percentage of revenue is primarily a function of the significant increase in property and equipment additions during the first quarter of 2018 as a result of the restoration activities at Liberty Puerto Rico and, to a lesser extent at C&W, following the hurricanes.

Financing Activities. During the three months ended March 31, 2018, we used $12 million in net cash from financing activities, primarily relating to $19 million of cash used in connection with the C&W Jamaica NCI Acquisition, which was partially offset by a $10 million capital contribution from Searchlight indirectly to Liberty Puerto Rico for purposes of funding liquidity shortfalls following the impact of the hurricanes. For additional information see note 10 to our condensed consolidated financial statements. During the three months ended March 31, 2017, we received $35 million in net cash from financing activities, which includes $63 million in net borrowings of debt, partially offset by distributions to Liberty Global and noncontrolling interest owners of $19 million and $15 million, respectively.
Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on capital leases. We changed the way we define adjusted free cash flow effective December 31, 2017 to deduct distributions to noncontrolling interest owners. This change was given effect for all periods presented. Additionally, on January 1, 2018, we retroactively adopted ASU 2016-18, which resulted in an immaterial decrease in cash from operating activities for the three months ended March 31, 2017. For additional information regarding the impact of adopting ASU 2016-18, see note 2 to our condensed consolidated financial statements. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2018	2017
	in millions

Net cash provided by operating activities	$163.2	$75.0
Cash payments for direct acquisition and disposition costs	0.1	0.9
Expenses financed by an intermediary (a)	32.3	10.3
Capital expenditures	(188.2)	(124.4)
Distribution to noncontrolling interest owners	—	(14.6)
Principal payments on amounts financed by vendors and intermediaries	(51.1)	(18.8)
Principal payments on capital leases	(2.0)	(1.9)
Adjusted free cash flow	$(45.7)	$(73.5)

(a)
For purposes of our condensed consolidated statements of cash flows, expenses, including VAT, financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows. When we pay the financing intermediary, we record financing cash outflows in our condensed consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 15 to our condensed consolidated financial statements.

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2018:

	Payments due during							Total
	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$173.2	$257.8	$64.9	$125.0	$1,615.2	$206.3	$3,981.0	$6,423.4
Capital leases (excluding interest)	11.9	3.3	1.5	0.1	—	—	—	16.8
Programming commitments	120.3	58.3	24.4	18.0	2.2	1.5	0.7	225.4
Network and connectivity commitments	82.2	74.2	25.9	18.5	14.6	13.9	24.3	253.6
Purchase commitments	110.7	27.6	9.6	1.1	1.1	0.6	—	150.7
Operating leases	22.5	20.6	16.9	13.4	11.4	9.1	17.3	111.2
Other commitments	8.9	2.8	1.6	1.4	1.3	1.3	10.0	27.3
Total (a)	$529.7	$444.6	$144.8	$177.5	$1,645.8	$232.7	$4,033.3	$7,208.4
Projected cash interest payments on debt and capital lease obligations (b)	$218.9	$373.7	$352.8	$349.1	$300.0	$237.6	$411.7	$2,243.8

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($318 million at March 31, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements. For information concerning our commitments, see note 15 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2018 and 2017, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2017 Form 10-K. The following discussion updates selected numerical information to March 31, 2018.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At March 31, 2018, a significant proportion of our cash balance was denominated in U.S. dollars or denominated in a currency that is indexed to the U.S. dollar.
Foreign Currency Exchange Rates
The relationship between (i) the British pound sterling, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2018	December 31, 2017
Spot rates:
British pound sterling	0.71	0.74
Chilean peso	603.90	615.40
Jamaican dollar	126.22	124.58

	Three months ended March 31,
	2018	2017
Average rates:
British pound sterling	0.72	0.81
Chilean peso	602.37	655.13
Jamaican dollar	125.80	128.58
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At March 31, 2018, we effectively paid a fixed interest rate on 97% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 5 and 6 to our condensed consolidated financial statements.
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at March 31, 2018, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 107.5 billion ($178 million).
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2018:

i.
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $58 million; and

ii.
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately £16 million ($22 million).

Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
		in millions
Projected derivative cash payments, net:
Interest-related (a)	$20.4	$16.2	$9.3	$9.3	$11.9	$13.5	$7.5	$88.1
Principal-related (b)	—	(11.6)	—	—	150.9	—	28.5	167.8
Other (c)	13.4	—	—	—	—	—	—	13.4
Total	$33.8	$4.6	$9.3	$9.3	$162.8	$13.5	$36.0	$269.3

(a)	Includes interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principle Executive Officer and our Principal Financial Officer (the Executives), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Additional Facility Joinder Agreement dated February 7, 2018 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Current Report on Form 8-K filed on February 12, 2018 (File No. 001-38335)).

10.2	Amended and Restated Credit Agreement, dated March 7, 2018, and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*
10.3	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan*
10.4	Deferred Compensation Plan effective May 1, 2018 (adopted effective March 23, 2018)*
10.5	Form of Share Appreciation Rights Agreement between the Registrant and our Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 8, 2018	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 8, 2018	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer