Form 10-Q
period 2018-06-30
Liberty Latin America Ltd.
filed 2018-08-08
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2018 was: 48,472,424 Class A; 1,936,034 Class B; and 120,955,382 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$738.0	$529.9
Trade receivables, net of allowances of $140.8 million and $142.2 million, respectively	562.4	556.5
Prepaid expenses	59.3	65.5
Other current assets	273.1	222.9
Total current assets	1,632.8	1,374.8

Goodwill	5,602.6	5,673.6
Property and equipment, net	4,210.7	4,169.2
Intangible assets subject to amortization, net	1,199.1	1,316.2
Intangible assets not subject to amortization	563.9	565.4
Other assets, net	822.0	517.7
Total assets	$14,031.1	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2018	December 31, 2017

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$275.0	$286.8
Deferred revenue	159.9	143.4
Current portion of debt and capital lease obligations	395.3	263.3
Accrued capital expenditures	83.5	128.6
Accrued interest	114.3	115.6
Accrued income taxes	62.1	91.5
Other accrued and current liabilities	696.2	557.7
Total current liabilities	1,786.3	1,586.9
Long-term debt and capital lease obligations	6,257.6	6,108.2
Deferred tax liabilities	567.5	533.4
Other long-term liabilities	858.3	697.8
Total liabilities	9,469.7	8,926.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,471,202 and 48,428,841 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,936,035 and 1,940,193 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 120,933,871 and 120,843,539 shares issued and outstanding, respectively	1.2	1.2
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,404.2	4,402.8
Accumulated deficit	(1,108.5)	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(87.8)	(64.2)
Total Liberty Latin America shareholders	3,209.6	3,329.6
Noncontrolling interests	1,351.8	1,361.0
Total equity	4,561.4	4,690.6
Total liabilities and equity	$14,031.1	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions, except per share amounts

Revenue	$922.1	$920.9	$1,832.0	$1,831.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	218.4	224.5	434.2	446.4
Other operating	163.3	165.0	327.3	333.4
Selling, general and administrative (SG&A)	195.7	172.7	391.5	351.2
Depreciation and amortization	207.6	192.9	409.9	386.8
Impairment, restructuring and other operating items, net	12.9	10.4	46.6	23.8
	797.9	765.5	1,609.5	1,541.6
Operating income	124.2	155.4	222.5	290.2
Non-operating income (expense):
Interest expense	(109.4)	(96.2)	(211.9)	(190.5)
Realized and unrealized gains (losses) on derivative instruments, net	115.1	(9.2)	73.6	(36.5)
Foreign currency transaction losses, net	(120.6)	(16.8)	(104.7)	(2.3)
Losses on debt modification and extinguishment	—	(27.8)	(13.0)	(27.8)
Other income, net	4.8	3.0	10.1	9.0
	(110.1)	(147.0)	(245.9)	(248.1)
Earnings (loss) before income taxes	14.1	8.4	(23.4)	42.1
Income tax expense	(41.6)	(21.1)	(58.4)	(44.2)
Net loss	(27.5)	(12.7)	(81.8)	(2.1)
Net earnings attributable to noncontrolling interests	(14.7)	(15.5)	(4.9)	(31.9)
Net loss attributable to Liberty Latin America shareholders	$(42.2)	$(28.2)	$(86.7)	$(34.0)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.25)	$(0.16)	$(0.51)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Net loss	$(27.5)	$(12.7)	$(81.8)	$(2.1)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(12.0)	(41.6)	(43.8)	(52.2)
Reclassification adjustments included in net loss	1.1	0.5	2.7	1.5
Pension-related adjustments and other, net	7.5	4.1	8.4	0.6
Other comprehensive loss	(3.4)	(37.0)	(32.7)	(50.1)
Comprehensive loss	(30.9)	(49.7)	(114.5)	(52.2)
Comprehensive earnings attributable to noncontrolling interests	(13.3)	(15.4)	(3.0)	(31.3)
Comprehensive loss attributable to Liberty Latin America shareholders	$(44.2)	$(65.1)	$(117.5)	$(83.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change (note 2)	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(86.7)	—	(86.7)	4.9	(81.8)
Other comprehensive loss	—	—	—	—	—	(30.8)	(30.8)	(1.9)	(32.7)
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
Distribution to noncontrolling interest owner	—	—	—	—	—	—	—	(19.8)	(19.8)
Shared-based compensation	—	—	—	13.0	—	—	13.0	1.1	14.1
Other	—	—	—	2.1	—	—	2.1	—	2.1
Balance at June 30, 2018	$0.5	$—	$1.2	$4,404.2	$(1,108.5)	$(87.8)	$3,209.6	$1,351.8	$4,561.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
	in millions
Cash flows from operating activities:
Net loss	$(81.8)	$(2.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	15.2	8.6
Depreciation and amortization	409.9	386.8
Impairment, restructuring and other operating items, net	46.6	23.8
Amortization of debt financing costs, premiums and discounts, net	(1.1)	(7.7)
Realized and unrealized losses (gains) on derivative instruments, net	(73.6)	36.5
Foreign currency transaction losses, net	104.7	2.3
Losses on debt modification and extinguishment	13.0	27.8
Deferred income tax benefit	(29.5)	(50.6)
Changes in operating assets and liabilities, net of the effect of an acquisition	(5.4)	(126.8)
Net cash provided by operating activities	398.0	298.6

Cash flows from investing activities:
Capital expenditures	(425.1)	(248.3)
Other investing activities, net	0.6	(3.0)
Net cash used by investing activities	(424.5)	(251.3)

Cash flows from financing activities:
Borrowings of debt	525.7	218.4
Repayments of debt and capital lease obligations	(273.2)	(121.6)
Distributions to noncontrolling interest owners	(19.8)	(33.3)
Capital contribution from noncontrolling interest owner	18.0	—
Cash payment related to the C&W Jamaica NCI Acquisition	(19.7)	—
Distributions to Liberty Global	—	(40.9)
Other financing activities, net	(7.7)	(9.2)
Net cash provided by financing activities	223.3	13.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.3)	(2.7)

Net increase in cash, cash equivalents and restricted cash	181.5	58.0

Cash, cash equivalents and restricted cash:
Beginning of period	568.2	580.8
End of period	$749.7	$638.8

Cash paid for interest	$202.5	$206.4
Net cash paid for taxes	$83.8	$55.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(unaudited)

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited and its subsidiaries (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which includes VTR.com SpA (VTR), and (iii) LiLAC Communications Inc. and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which Liberty Latin America owns a 60.0% interest. C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, S.A. (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica).

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

These condensed consolidated financial statements include the historical financial information of (i) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off, as defined below, and (ii) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off. Although Liberty Latin America was reported on a combined basis prior to the Split-Off, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2018.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K (the 2017 Form 10-K).

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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

The impact of our adoption of ASU 2014-09 to our condensed consolidated statement of operations for the three months ended June 30, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$920.1	$2.0	$922.1

Operating costs and expenses – selling, general and administrative	$195.8	$(0.1)	$195.7

Non-operating expense – interest expense	$104.2	$5.2	$109.4

Income tax expense	$42.0	$(0.4)	$41.6

Net loss	$24.8	$2.7	$27.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

The impact of our adoption of ASU 2014-09 to our condensed consolidated statement of operations for the six months ended June 30, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$1,829.1	$2.9	$1,832.0

Operating costs and expenses – selling, general and administrative	$391.9	$(0.4)	$391.5

Non-operating expense – interest expense	$202.5	$9.4	$211.9

Income tax expense	$59.3	$(0.9)	$58.4

Net loss	$76.6	$5.2	$81.8

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows-Restricted Cash (ASU 2016-18), which addresses the presentation of restricted cash in the statement of cash flows. This ASU requires that the statement of cash flows explain the change in the beginning-of-period and end-of-period totals of cash, cash equivalents and restricted cash balances. We adopted ASU 2016-18 on January 1, 2018, which resulted in an increase (decrease) to our operating, investing and financing cash flows of ($1 million), $1 million, and $11 million, respectively, during the six months ended June 30, 2017. At June 30, 2018 and December 31, 2017, the balance of our restricted cash was $12 million and $38 million, respectively.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits—Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which includes changes to the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost computation, which can include credits, within non-operating income in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018. The change in presentation to our condensed consolidated statements of operations from ASU 2017-07 was applied on a retrospective basis. As a result of the adoption of ASU 2017-07, we have presented pension-related credits in other income, net, in our condensed consolidated statements of operations that aggregated $4 million and $3 million during the three months ended June 30, 2018 and 2017, respectively, and $7 million and $6 million during the six months ended June 30, 2018 and 2017, respectively.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

(3)    Summary of Changes in Significant Accounting Policies
The following accounting policies reflect updates to our Summary of Significant Accounting Policies included in our 2017 Form 10-K as a result of the adoption of ASU 2014-09. For additional information regarding the adoption of ASU 2014-09, see note 2.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our contract assets were $10 million and $13 million as of June 30, 2018 and January 1, 2018, respectively. The change in our contract assets during the six months ended June 30, 2018 was not material. The current and long-term portion of contract assets are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.
Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to SG&A expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our deferred contract costs were $10 million and $9 million as of June 30, 2018 and January 1, 2018, respectively. The change in our deferred contract costs during the six months ended June 30, 2018 was not material. The current and long-term portion of deferred contract costs are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.
Deferred Revenue

We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of June 30, 2018 and December 31, 2017 was $405 million and $397 million, respectively. Long-term deferred revenue is included in other long-term liabilities in our condensed consolidated balance sheets. We recorded an aggregate of $19 million of current and long-term deferred revenue on January 1, 2018 upon the adoption of ASU 2014-09. The remaining change in the current portion and long-term deferred revenue balances during the six months ended June 30, 2018 was not material.

Revenue Recognition
General. Most of our fixed and mobile residential contracts are not enforceable or do not contain substantive early termination penalties. Accordingly, revenue relating to these customers is recognized on a basis consistent with customers that are not subject to contracts.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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
Pending Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire 80% of Costa Rican cable operator, “Cabletica,” which is part of Televisora de Costa Rica S.A. in an all cash transaction. In connection with the transaction, Cabletica was valued, in Costa Rican colon (CRC), at an enterprise value of CRC 143 billion ($252 million). We have committed financing in place to fund the acquisition of the 80% equity stake in Cabletica, which will be through a combination of $130 million of incremental debt at Cabletica and existing cash. The current owners of Cabletica will retain the remaining 20% interest. The transaction is subject to customary closing adjustments and conditions, including regulatory approvals, and is expected to close during the second half of 2018.
2017 Acquisition
Carve-out Entities. On May 16, 2016, Liberty Global acquired C&W (the C&W Acquisition), which was contributed to our company as part of the Split-Off. In connection with the C&W Acquisition and C&W’s acquisition of Columbus International Inc. and its subsidiaries in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by C&W (collectively, New Cayman). The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for Liberty Global’s acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$8.0	$126.9	$134.9	$2.9	$38.4	$41.3
Foreign currency forward contracts	17.8	—	17.8	—	—	—
Total	$25.8	$126.9	$152.7	$2.9	$38.4	$41.3

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$60.8	$40.4	$101.2	$29.4	$51.9	$81.3
Foreign currency forward contracts	0.9	—	0.9	12.8	—	12.8
Total	$61.7	$40.4	$102.1	$42.2	$51.9	$94.1

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($9 million) and ($2 million) during the three months ended June 30, 2018 and 2017, respectively, and ($21 million) and $5 million during the six months ended June 30, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	$94.2	$(11.8)	$55.3	$(37.3)
Foreign currency forward contracts	20.9	2.6	18.3	0.8
Total	$115.1	$(9.2)	$73.6	$(36.5)

The following table sets forth the classification of the net cash outflows of our derivative instruments:

	Six months ended June 30,
	2018	2017
	in millions

Operating activities	$(17.0)	$(18.2)
Investing activities	(3.1)	(1.6)
Total	$(20.1)	$(19.8)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $77 million.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	8.6
	$35.4	COP	106,000.0	4.1
	£146.7		$194.3	0.7

VTR Finance	$1,400.0	CLP	951,390.0	4.0

Interest Rate Derivative Contracts
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,975.0	5.8

VTR Finance	$215.3	5.0

Liberty Puerto Rico	$675.0	2.8

(a)	Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At June 30, 2018, the U.S. dollar equivalent of the notional amounts of these derivative instruments was $3,750 million and the related weighted average remaining contractual life of our basis swap contracts was 1 year. At June 30, 2018, our basis swaps, which include forward-starting instruments, were all held by subsidiaries of our C&W borrowing group.

Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At June 30, 2018, the total U.S. dollar notional amounts of our interest rate caps, which include forward-starting instruments, was $436 million, all of which are held by Liberty Puerto Rico.

Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at June 30, 2018 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.24%
VTR Finance	(0.26)%
Liberty Puerto Rico	0.01%
Liberty Latin America borrowing groups	0.08%

Foreign Currency Forwards
We enter into foreign currency forward contracts with respect to non-functional currency exposure. In the second quarter of 2018, we entered into foreign currency forward contracts with respect to the financing of our intended acquisition of Cabletica. As of June 30, 2018, the total U.S. dollar equivalent of the notional amount of foreign currency forward contracts was $432 million, all of which are held by subsidiaries of our VTR borrowing group.

(6)	Fair Value Measurements
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in the United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of June 30, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2018, no such transfers were made.
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by a subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at June 30, 2018 and December 31, 2017 were $34 million and $22 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net losses of $7 million and nil during the three months ended June 30, 2018 and 2017, respectively, and $12 million and $4 million during the six months ended June 30, 2018 and 2017, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Our investment in the U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At June 30, 2018 and December 31, 2017, the carrying values of our investment in the U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $36 million and $37 million, respectively.

(7)	Long-lived Assets
Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2018 are set forth below:

	January 1, 2018	Foreign currency translation adjustments and other	June 30, 2018
	in millions

C&W	$4,962.5	$(45.2)	$4,917.3
VTR	433.4	(25.8)	407.6
Liberty Puerto Rico	277.7	—	277.7
Total	$5,673.6	$(71.0)	$5,602.6

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2018	December 31, 2017
	in millions

Distribution systems	$4,082.7	$3,878.4
Customer premises equipment	1,414.9	1,382.8
Support equipment, buildings and land	1,360.6	1,306.3
	6,858.2	6,567.5
Accumulated depreciation	(2,647.5)	(2,398.3)
Total	$4,210.7	$4,169.2

During the six months ended June 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $35 million and $34 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	June 30, 2018	December 31, 2017
	in millions
Gross carrying amount:
Customer relationships	$1,450.5	$1,415.1
Licenses and other	182.4	199.8
Total gross carrying amount	1,632.9	1,614.9
Accumulated amortization:
Customer relationships	(414.0)	(284.2)
Licenses and other	(19.8)	(14.5)
Total accumulated amortization	(433.8)	(298.7)
Net carrying amount	$1,199.1	$1,316.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

(8)	Debt and Capital Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2018			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

		in millions

C&W Credit Facilities	5.14%	$756.5	$756.5	$2,207.7	$2,216.4	$2,208.9	$2,212.2
C&W Notes	7.08%	—	—	1,655.4	1,749.7	1,643.7	1,648.4
VTR Finance Senior Secured Notes	6.88%	—	—	1,450.1	1,479.6	1,400.0	1,400.0
VTR Credit Facilities	6.46%	(d)	207.9	265.3	—	265.9	—
LPR Bank Facility	6.15%	—	—	951.1	951.8	982.5	982.5
Vendor financing (e)	4.69%	—	—	158.3	137.4	158.3	137.4
Total debt before premiums, discounts and deferred financing costs	6.18%		$964.4	$6,687.9	$6,534.9	$6,659.3	$6,380.5

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	June 30, 2018	December 31, 2017

	in millions

Total debt before premiums, discounts and deferred financing costs	$6,659.3	$6,380.5
Premiums, discounts and deferred financing costs, net	(21.2)	(26.5)
Total carrying amount of debt	6,638.1	6,354.0
Capital lease obligations	14.8	17.5
Total debt and capital lease obligations	6,652.9	6,371.5
Less: Current maturities of debt and capital lease obligations	(395.3)	(263.3)
Long-term debt and capital lease obligations	$6,257.6	$6,108.2

(a)
Represents the weighted average interest rate in effect at June 30, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.3% at June 30, 2018. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2018, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after consideration of the completion of the June 30, 2018 compliance reporting requirements, which include leverage-based payment tests and leverage covenants. At June 30, 2018, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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

(d)	The VTR Credit Facilities comprise certain CLP and U.S. dollar term loans and revolving credit facilities, each as defined and described below, including unused borrowing capacity.

(e)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and, to a lesser extent, certain of our operating expenses. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $95 million and $47 million for the six months ended June 30, 2018 and 2017, respectively, that were financed by an intermediary and are reflected as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and capital lease obligations in our condensed consolidated statements of cash flows.

2018 Financing Transactions
C&W
On January 6, 2018, C&W Panama issued $100 million of subordinated debt. The term loan bears interest at 4.35%, payable on a quarterly basis, and matures in January 2023. The proceeds from the term loan were primarily used to repay existing C&W Panama debt.
On February 7, 2018, C&W entered into a $1,875 million principal amount term loan facility (the C&W Term Loan B-4 Facility). General terms associated with the C&W Term Loan B-4 Facility are substantially the same as those included in “General Information” in note 9 to our 2017 Form 10-K. The net proceeds of the C&W Term Loan B-4 Facility were used to repay in full the $1,825 million outstanding principal amount of the C&W Term Loan B-3 Facility and repay $40 million drawn under the C&W Revolving Credit Facility. The exchange in principal amounts of $1,825 million was treated as a non-cash transaction in our condensed consolidated statement of cash flows. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $13 million, which represents the write-off of unamortized discounts and deferred financing costs.
On March 7, 2018, we amended and restated the credit agreement originally dated May 16, 2016, as amended and restated as of May 26, 2017, providing for the additional C&W Term Loan B-4 Facility and a $625 million revolving credit facility (the C&W Revolving Credit Facility).

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

The details of our borrowings under the C&W Credit Facilities as of June 30, 2018 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

C&W Term Loan B-4 Facility (b)	January 31, 2026	LIBOR + 3.25%	$1,875.0	$—	$1,875.0	$1,869.4
C&W Revolving Credit Facility	June 30, 2023	LIBOR + 3.25%	$625.0	625.0	—	—
C&W Regional Facilities	various dates ranging from 2018 to 2038	4.02% (c)	$465.4	131.5	333.9	332.9
Total				$756.5	$2,208.9	$2,202.3

(a)	Amounts are net of discounts and deferred financing costs, where applicable.

(b)	The C&W Term Loan B-4 Facility was issued at 99.875% of par and is subject to a LIBOR floor of 0.0%

(c)	Represents a weighted average rate for all C&W Regional Facilities.
VTR
In May 2018, VTR entered into (i) a CLP 140.9 billion ($215.3 million) floating-rate term loan facility (the VTR TLB-1 Facility) and (ii) a CLP 33.1 billion ($50.6 million) fixed-rate term loan facility (the VTR TLB-2 Facility and, together with the VTR TLB-1 Facility, the VTR Term Loan Facilities). In addition, VTR entered into new revolving credit facilities (the VTR Revolving Credit Facilities and together with the VTR Term Loan Facilities, the VTR Credit Facilities). Upon closing of the VTR Revolving Credit Facilities, the previously existing VTR Credit Facility was cancelled.
The details of our borrowings under the VTR Credit Facilities as of June 30, 2018 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal amount
VTR Credit Facilities	Maturity	Interest rate	Borrowing currency		US $ equivalent	Borrowing currency		US $ equivalent	Carrying value
			in millions

VTR TLB-1 Facility	(a)	ICP (b) + 3.80%	CLP	—	$—	CLP	140,900.0	$215.3	$215.3
VTR TLB-2 Facility	May 23, 2023	7.000%	CLP	—	—	CLP	33,100.0	50.6	50.6
VTR RCF – A	May 23, 2023	TAB (c) + 3.35%	CLP	15,000.0	22.9	CLP	—	—	—
VTR RCF – B (d)	March 14, 2024	LIBOR + 2.75%		$185.0	185.0		$—	—	—
Total					$207.9			$265.9	$265.9

(a)
Under the terms of the credit agreement, VTR is obligated to repay 50% of the outstanding aggregate principal amount of the VTR TLB-1 Facility on November 23, 2022, with the remaining principal amount due on May 23, 2023, which represents the ultimate maturity date of the facility.

(b)	Índice de Cámara Promedio rate.

(c)	Tasa Activa Bancaria rate.

(d)	Includes a $1.0 million credit facility that matures on May 23, 2023.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Maturities of Debt
Maturities of our debt as of June 30, 2018 are presented below. Such amounts represent U.S. dollar equivalents based on June 30, 2018 exchange rates:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Years ending December 31:
2018 (remainder of year)	$54.7	$53.5	$—	$108.2
2019	243.4	49.6	—	293.0
2020	24.9	—	40.0	64.9
2021	125.0	—	—	125.0
2022	765.2	107.7	850.0	1,722.9
2023	113.8	158.2	92.5	364.5
Thereafter	2,580.8	1,400.0	—	3,980.8
Total debt maturities	3,907.8	1,769.0	982.5	6,659.3
Premiums, discounts and deferred financing costs, net	9.4	(20.5)	(10.1)	(21.2)
Total debt	$3,917.2	$1,748.5	$972.4	$6,638.1
Current portion	$281.4	$103.2	$—	$384.6
Noncurrent portion	$3,635.8	$1,645.3	$972.4	$6,253.5

(9)	Income Taxes
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
Income tax expense was approximately $42 million and $21 million during the three months ended June 30, 2018 and 2017, respectively, and $58 million and $44 million during the six months ended June 30, 2018 and 2017, respectively. This represents an effective income tax rate of 295.0% and 251.2% for the three months ended June 30, 2018 and 2017, respectively, and (249.6)% and 105.0% for the six months ended June 30, 2018 and 2017, respectively, including items treated discretely.
For the three and six months ended June 30, 2018, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances and negative effects of non-deductible expenses. These negative impacts to our effective tax rates were partially offset by the beneficial effects of changes in uncertain tax positions and non-taxable income.
For the three months ended June 30, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of favorable uncertain tax position changes and international rate differences. For the six months ended June 30, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible expenses, changes in valuation allowances and foreign/other withholding taxes. These negative impacts were partially offset by the beneficial effects of enacted tax law and rate changes as well as favorable uncertain tax position changes.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

(10)	Equity
In December 2017, and in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by hurricanes during September 2017, the LPR Credit Agreements were amended to provide for, among other things, an equity commitment of up to $60 million (the LCPR Equity Commitment) from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for up to $36 million of the LCPR Equity Commitment. During the six months ended June 30, 2018, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from investment funds affiliated with Searchlight Capital Partners, L.P. (Searchlight). The capital contributions from Searchlight are included in our condensed consolidated statement of equity as an increase to noncontrolling interests. Liberty Puerto Rico has up to an additional $15 million available under the LCPR Equity Commitment, of which we are obligated for up to $9 million.
During the first half of 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3% by acquiring 1,727,047,174 of the issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD $1.45 per share or JMD $2,504 million ($20 million at the transaction dates) of paid consideration. In connection with the C&W Jamaica NCI Acquisition, we incurred approximately $1 million in transaction fees.

(11)	Related-party Transactions
Prior to the consummation of the Split-Off, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon completion of the Split-Off, these amounts were replaced by fees, pursuant to the Split-Off Agreements, as further described below.

The following table provides details of our significant related-party balances:

	June 30, 2018	December 31, 2017
	in millions
Assets:
Current assets – related-party receivables (a)	$3.6	$4.2
Income tax receivable (b)	3.8	—
Total assets	$7.4	$4.2

Liabilities – accounts payable and other accrued and current liabilities (c)	$6.7	$1.4

(a)	Represents non-interest bearing receivables due from certain Liberty Global subsidiaries.

(b)
Represents the benefit of related-party tax allocations, which arise from the estimated utilization of certain net operating losses of Liberty Latin America that are included in Liberty Global’s U.S. consolidated income tax filing for the period preceding the Split-Off.

(c)	Represents non-interest bearing payables to certain Liberty Global subsidiaries.
Related-Party Transactions After the Split-Off

Split-Off Agreements
In connection with the Split-Off, Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries entered into the Split-Off Agreements. During the three and six months ended June 30, 2018, we incurred $2 million and $4 million, respectively, of expenses associated with the Split-Off Agreements. Additionally, we acquired $7 million of capital assets during the six months ended June 30, 2018 pursuant to the Services Agreement. The following summarizes the material agreements:

•
a reorganization agreement, (the Reorganization Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Global and Liberty Latin America with respect to and resulting from the Split-Off;

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

•
a services agreement (the Services Agreement), pursuant to which, for up to two years following the Split-Off with the option to renew for a one-year period, Liberty Global will provide Liberty Latin America with specified services, including access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, other services to support Liberty Latin America’s legal, tax, accounting and finance departments, and certain technical and information technology services (including software development services associated with the Connect Box and the Horizon platform, management information systems, computer, data storage, and network and telecommunications services);

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

Other Transactions

During the second quarter of 2018, we purchased an aircraft from a subsidiary of Liberty Global for $8 million, which is included in property and equipment, net, in our condensed consolidated balance sheet.

Our related-party transactions prior to the Split-Off are as follows:

	Three months ended June 30,	Six months ended June 30,
	2017
	in millions

Revenue	$—	$4.0
Allocated share-based compensation expense	(3.3)	(6.6)
Charges from Liberty Global	(3.0)	(6.0)
Included in operating income	(6.3)	(8.6)
Interest income	—	1.5
Allocated tax expense	(2.1)	(3.9)
Included in net loss	$(8.4)	$(11.0)

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

Charges from Liberty Global. Following the LiLAC Transaction, Liberty Global began to allocate to us a portion of the costs of their corporate functions, excluding share-based compensation expense, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Effective January 1, 2017, the annual allocation was $12 million. The allocated costs, which were cash settled, are included in SG&A expense in our condensed consolidated statements of operations. Although we believe the allocated costs are reasonable, no assurance can be given that such costs are reflective of the costs we would have incurred as a standalone company. Upon consummation of the Split-Off, we are no longer allocated costs by Liberty Global, but instead incur charges prospectively under certain of the Split-Off Agreements described above.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Interest income. Amount includes interest income on C&W’s related-party loans receivable from New Cayman, which bore interest at 8.0% per annum. On April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities, at which time these loans receivable were settled in exchange for the equity of the Carve-out Entities. Related-party interest income is included in other income, net, in our condensed consolidated statements of operations. For additional information regarding the Carve-out Entities, see note 4.
Tax allocations. Amounts represent related-party income tax allocations recognized prior to the Split-Off. For additional information regarding the Tax Sharing Agreement with Liberty Global that became effective upon the consummation of the Split-Off, see language above.

(12)	Restructuring Liabilities
A summary of changes in our restructuring liability during the six months ended June 30, 2018 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$6.2	$25.4	$31.6
Restructuring charges	28.9	2.6	31.5
Cash paid	(20.8)	(5.1)	(25.9)
Foreign currency translation adjustments	(0.1)	(1.4)	(1.5)
Restructuring liability as of June 30, 2018	$14.2	$21.5	$35.7

Current portion	$14.2	$10.6	$24.8
Noncurrent portion	—	10.9	10.9
Total	$14.2	$21.5	$35.7

Our restructuring charges during the six months ended June 30, 2018 primarily relate to employee severance and termination costs associated with reorganization programs at C&W.
(13)    Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
Included in:
Other operating expense	$0.1	$0.1	$0.2	$0.6
SG&A expense	8.6	2.9	15.0	8.0
Total	$8.7	$3.0	$15.2	$8.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America shares held by our employees as of June 30, 2018:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	2,541,918	$22.98	6.1
Exercisable	397,780	$30.90	4.4
Class C common shares:
Outstanding	5,145,731	$23.02	6.0
Exercisable	857,538	$31.20	4.2

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	243,527	3.1
Class C common shares	486,899	3.1
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	168,929	1.3
Class C common shares	337,865	1.3

Share Incentive Plans — Liberty Latin America Common Shares

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

RSUs and SARs under the Employee Incentive Plan generally vest 12.5% on the six-month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter over a four year term. SARs expire seven years after the grant date and may be granted with an exercise price at or above the fair market value of the shares on the date of grant in any class of common shares. RSUs issued under the Nonemployee Director Incentive Plan vest on the first anniversary of the grant date.

During the six months ended June 30, 2018, we granted SARs with respect to 1,581,491 Class A common shares and 3,162,981 Class C common shares, which have weighted average exercise prices of $19.74 and $19.42, respectively, and weighted average grant-date fair values of $7.04 and $7.09, respectively. We also granted RSUs during the six months ended June 30, 2018 with respect to 140,059 Class A common shares and 280,118 Class C common shares, which have weighted average grant-date fair values of $18.63 per share and $18.24 per share, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2018 (a)	2017 (b)	2018 (a)	2017 (b)

Weighted average shares outstanding - basic and dilutive	171,278,819	172,074,934	171,254,577	172,410,613

(a)	Represents the weighted average number of Liberty Latin America shares outstanding during the period, as this period occurred after the Split-Off.

(b)
Represents the weighted average number of LiLAC Shares, as defined in note 1, outstanding during the period, as this period occurred prior to the Split-Off. Amount was used for both basic and dilutive EPS, as no Company equity awards were outstanding prior to the Split-Off.

We reported losses attributable to Liberty Latin America shareholders during the three and six months ended June 30, 2018, respectively. As a result, the potentially dilutive effect at June 30, 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 14.3 million and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.2 million. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.

(15)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2018:

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Programming commitments	$75.7	$55.6	$24.6	$16.8	$2.0	$1.3	$0.7	$176.7
Network and connectivity commitments	63.3	74.8	24.9	17.0	13.2	12.7	20.2	226.1
Purchase commitments	130.8	33.0	10.6	1.2	1.0	0.6	—	177.2
Operating leases (a)	16.7	23.6	20.4	14.8	12.3	9.3	20.7	117.8
Other commitments (a)	10.4	2.8	1.6	1.4	1.3	1.3	10.0	28.8
Total (b)	$296.9	$189.8	$82.1	$51.2	$29.8	$25.2	$51.6	$726.6

(a)	Amounts include commitments under the Sublease Agreement and the Facilities Sharing Agreement as further described in note 11.

(b)	The commitments included in this table do not reflect any liabilities that are included in our June 30, 2018 condensed consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $197 million and $208 million during the six months ended June 30, 2018, and 2017, respectively.
Network and connectivity commitments include (i) domestic network service agreements with certain other telecommunications companies and (ii) VTR’s mobile virtual network operator (MVNO) agreement. The amounts reflected in the above table with respect to our MVNO commitment represents fixed minimum amounts payable under this agreement and, therefore, may be significantly less than the actual amounts VTR ultimately pays in these periods.
Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2018, and 2017, see note 5.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. As further described in note 2, effective January 1, 2018, we adopted ASU 2017-07, which resulted in the reclassification of certain pension-related credits from SG&A to non-operating income (expense) in our condensed consolidated statements of operations. As a result of the adoption, we have presented pension-related credits in other income (expense), net, in our condensed consolidated statements of operations that aggregated $4 million and $3 million during the three months ended June 30, 2018 and 2017, respectively, and $7 million and $6 million during the six months ended June 30, 2018 and 2017, respectively. Effective December 31, 2017, we include certain charges previously allocated to us by Liberty Global in the calculation of Adjusted OIBDA. These charges represent fees for certain services provided to us and totaled $3 million and $6 million during the three and six months ended June 30, 2017, respectively. We believe changing the definition of Adjusted OIBDA to include these charges is meaningful given they represent operating costs we continue to incur subsequent to the Split-Off as a standalone public company. This change has been given effect for all periods presented. A reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes is presented below.
As of June 30, 2018, our reportable segments are as follows:
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

C&W	$583.7	$582.7	$1,169.2	$1,158.3
VTR	260.2	231.1	524.0	460.4
Liberty Puerto Rico	80.3	108.3	142.1	215.0
Intersegment eliminations	(2.1)	(1.2)	(3.3)	(1.9)
Total	$922.1	$920.9	$1,832.0	$1,831.8

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

C&W	$223.6	$220.8	$452.7	$430.7
VTR	105.1	92.3	210.1	183.9
Liberty Puerto Rico	35.7	53.8	53.7	105.1
Corporate	(11.0)	(5.2)	(22.3)	(10.3)
Total	$353.4	$361.7	$694.2	$709.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Total Adjusted OIBDA	$353.4	$361.7	$694.2	$709.4
Share-based compensation expense	(8.7)	(3.0)	(15.2)	(8.6)
Depreciation and amortization	(207.6)	(192.9)	(409.9)	(386.8)
Impairment, restructuring and other operating items, net	(12.9)	(10.4)	(46.6)	(23.8)
Operating income	124.2	155.4	222.5	290.2
Interest expense	(109.4)	(96.2)	(211.9)	(190.5)
Realized and unrealized gains (losses) on derivative instruments, net	115.1	(9.2)	73.6	(36.5)
Foreign currency transaction losses, net	(120.6)	(16.8)	(104.7)	(2.3)
Losses on debt modification and extinguishment	—	(27.8)	(13.0)	(27.8)
Other income, net	4.8	3.0	10.1	9.0
Earnings (loss) before income taxes	$14.1	$8.4	$(23.4)	$42.1
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows.

	Six months ended June 30,
	2018	2017
	in millions

C&W	$169.2	$161.0
VTR	116.0	103.4
Liberty Puerto Rico	115.0	45.7
Corporate	11.4	—
Total property and equipment additions	411.6	310.1
Assets acquired under capital-related vendor financing arrangements	(35.0)	(34.2)
Assets acquired under capital leases	(0.9)	(2.5)
Changes in current liabilities related to capital expenditures	49.4	(25.1)
Total capital expenditures	$425.1	$248.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
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

	Three months ended June 30, 2018
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (a):
Video	$43.2	$99.7	$29.8	$—	$172.7
Broadband internet	56.4	96.2	32.4	—	185.0
Fixed-line telephony	25.9	32.1	4.6	—	62.6
Total subscription revenue	125.5	228.0	66.8	—	420.3
Non-subscription revenue (b)	16.9	6.3	3.4	—	26.6
Total residential fixed revenue	142.4	234.3	70.2	—	446.9
Residential mobile revenue:
Subscription revenue (a)	151.1	16.0	—	—	167.1
Non-subscription revenue (c)	21.6	3.7	—	—	25.3
Total residential mobile revenue	172.7	19.7	—	—	192.4
Total residential revenue	315.1	254.0	70.2	—	639.3
B2B revenue:
Subscription revenue	—	6.2	5.1	—	11.3
Non-subscription revenue (d)	206.8	—	4.0	(2.1)	208.7
Sub-sea network revenue (e)	61.8	—	—	—	61.8
Total B2B revenue	268.6	6.2	9.1	(2.1)	281.8
Other revenue	—	—	1.0	—	1.0
Total	$583.7	$260.2	$80.3	$(2.1)	$922.1

(a)	Residential fixed and mobile subscription revenue includes amounts received from subscribers for ongoing services.

(b)	Residential fixed non-subscription revenue includes, among other items, interconnect and advertising revenue.

(c)	Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices.

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
June 30, 2018
(unaudited)

	Three months ended June 30, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$39.7	$88.3	$42.7	$—	$170.7
Broadband internet	52.3	83.6	41.5	—	177.4
Fixed-line telephony	28.1	33.2	6.3	—	67.6
Total subscription revenue	120.1	205.1	90.5	—	415.7
Non-subscription revenue	19.3	6.2	6.0	—	31.5
Total residential fixed revenue	139.4	211.3	96.5	—	447.2
Residential mobile revenue:
Subscription revenue	158.6	13.2	—	—	171.8
Non-subscription revenue	21.6	3.0	—	—	24.6
Total residential mobile revenue	180.2	16.2	—	—	196.4
Total residential revenue	319.6	227.5	96.5	—	643.6
B2B revenue:
Subscription revenue	—	3.5	6.8	—	10.3
Non-subscription revenue	205.0	0.1	3.8	(1.2)	207.7
Sub-sea network revenue	58.1	—	—	—	58.1
Total B2B revenue	263.1	3.6	10.6	(1.2)	276.1
Other revenue	—	—	1.2	—	1.2
Total	$582.7	$231.1	$108.3	$(1.2)	$920.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

	Six months ended June 30, 2018
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$85.9	$199.4	$53.1	$—	$338.4
Broadband internet	110.1	192.8	57.7	—	360.6
Fixed-line telephony	52.8	66.7	8.1	—	127.6
Total subscription revenue	248.8	458.9	118.9	—	826.6
Non-subscription revenue	38.4	13.8	5.1	—	57.3
Total residential fixed revenue	287.2	472.7	124.0	—	883.9
Residential mobile revenue:
Subscription revenue	306.2	32.3	—	—	338.5
Non-subscription revenue	43.7	6.9	—	—	50.6
Total residential mobile revenue	349.9	39.2	—	—	389.1
Total residential revenue	637.1	511.9	124.0	—	1,273.0
B2B revenue:
Subscription revenue	—	11.8	9.4	—	21.2
Non-subscription revenue	410.7	0.3	7.0	(3.3)	414.7
Sub-sea network revenue	121.4	—	—	—	121.4
Total B2B revenue	532.1	12.1	16.4	(3.3)	557.3
Other revenue	—	—	1.7	—	1.7
Total	$1,169.2	$524.0	$142.1	$(3.3)	$1,832.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

	Six months ended June 30, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$80.2	$175.7	$85.4	$—	$341.3
Broadband internet	105.1	165.9	81.9	—	352.9
Fixed-line telephony	57.4	67.5	12.7	—	137.6
Total subscription revenue	242.7	409.1	180.0	—	831.8
Non-subscription revenue	42.8	13.6	11.9	—	68.3
Total residential fixed revenue	285.5	422.7	191.9	—	900.1
Residential mobile revenue:
Subscription revenue	320.4	25.8	—	—	346.2
Non-subscription revenue	41.5	5.3	—	—	46.8
Total residential mobile revenue	361.9	31.1	—	—	393.0
Total residential revenue	647.4	453.8	191.9	—	1,293.1
B2B revenue:
Subscription revenue	—	6.2	13.5	—	19.7
Non-subscription revenue	406.4	0.4	7.1	(1.9)	412.0
Sub-sea network revenue	104.5	—	—	—	104.5
Total B2B revenue	510.9	6.6	20.6	(1.9)	536.2
Other revenue	—	—	2.5	—	2.5
Total	$1,158.3	$460.4	$215.0	$(1.9)	$1,831.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2018
(unaudited)

Geographic Segments
The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
C&W (a):
Panama	$152.7	$154.1	$301.9	$307.8
Networks & LatAm (b)	97.7	90.8	191.8	167.7
Jamaica	90.3	87.9	182.8	171.5
The Bahamas	57.7	66.2	121.8	138.2
Trinidad and Tobago	40.9	41.5	81.6	84.3
Barbados	38.1	41.4	77.5	81.6
Other (c)	106.3	100.8	211.8	207.2
Total C&W	583.7	582.7	1,169.2	1,158.3
Chile	260.2	231.1	524.0	460.4
Puerto Rico	80.3	108.3	142.1	215.0
Intersegment eliminations	(2.1)	(1.2)	(3.3)	(1.9)
Total	$922.1	$920.9	$1,832.0	$1,831.8

(a)	Except as otherwise noted, the amounts presented for each C&W jurisdiction include revenue from residential and B2B operations.

(b)
The amounts represent wholesale and managed services revenue from various jurisdictions across the Caribbean and Latin America, primarily related to the sale and lease of telecommunications capacity on C&W’s sub-sea and terrestrial networks.

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
The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2017 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2018.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2018; the anticipated rate and cost of our recovery in certain markets from the impact of Hurricanes Maria and Irma; our property and equipment additions in 2018; subscriber growth and retention rates; competitive, regulatory and economic factors; the timing and impacts of proposed transactions; anticipated changes in our revenue, costs or growth rates; our liquidity; credit risks; foreign currency risks; target leverage levels; compliance with debt covenants; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2017 Form 10-K and updated herein under Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates, inflation rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

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

•
the ability of suppliers and vendors, including third-party channel providers and broadcasters (including our third-party wireless network provider under our MVNO arrangement), to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

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
Operations
As described below, Hurricanes Irma and Maria caused significant damage to our operations in the Impacted Markets, as defined below, resulting in disruptions to our telecommunications services. As we are still in the process of assessing the operational impacts of the hurricanes in the Impacted Markets, we are unable to accurately estimate our subscriber numbers as of June 30, 2018. Accordingly, the June 30, 2018 subscriber numbers for the Impacted Markets reflect subscriber amounts as of August 31, 2017, as adjusted through June 30, 2018 for (i) net voluntary disconnects, (ii) disconnects related to customers whose accounts are delinquent and (iii) disconnects related to customers to whom, for various reasons, we will not be restoring services. Additionally, for C&W’s Impacted Markets, we are unable to accurately estimate our homes passed numbers as of June 30, 2018. Homes passed for Liberty Puerto Rico reflects the August 31, 2017 levels adjusted for approximately 30,000 homes in geographic areas where we do not currently plan to rebuild.
At June 30, 2018, we (i) owned and operated networks that passed 6,515,400 homes and served 5,273,000 revenue generating units (RGUs), comprising 2,181,800 broadband internet subscribers, 1,702,000 video subscribers and 1,389,200 fixed-line telephony subscribers and (ii) served 3,547,500 mobile subscribers.
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
At the time of Hurricanes Irma and Maria, we maintained an integrated group property and business interruption insurance program covering all of our markets, including the Impacted Markets, with a limit of up to $75 million per occurrence, which is generally subject to $15 million per occurrence of self-insurance. Although we are continuing to assess the alternatives under this insurance policy, we currently believe that the hurricanes will result in at least two occurrences. This policy is subject to the normal terms and conditions applicable to this type of insurance. We expect that the insurance recovery will only cover a portion of the incurred losses of each of our impacted businesses.
During the six months ended June 30, 2018, we received a net advance payment from our third-party insurance provider of $30 million associated with the initial insurance claims filed in connection with damages sustained from the hurricanes. Until such claims are legally settled, the advance is included in other accrued and current liabilities in our condensed consolidated balance sheet.
Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricane Maria and, to a lesser extent Hurricane Irma, was extensive and widespread. Individuals and businesses across Puerto Rico continue to deal with significant challenges caused by the severe damage to essential infrastructure, including damage to Puerto Rico’s power supply and transmission system. Similarly, Liberty Puerto Rico’s broadband communications network suffered extensive damage. As of June 30, 2018, we are substantially complete in restoring Liberty Puerto Rico’s broadband communications network, and we have been able to restore service to approximately 646,700 RGUs of our total estimated 711,200 RGUs at Liberty Puerto Rico. Furthermore, we have incurred approximately $142 million for property and equipment additions following the hurricanes through June 30, 2018 for such restoration work. We expect the final stages of our restoration work to be completed by the end of August 2018. While the negative impacts from the hurricanes are declining as the network is restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on Liberty Puerto Rico’s revenue and Adjusted OIBDA will continue through 2018 and beyond.
In terms of liquidity for Liberty Puerto Rico, the cash provided by its operations was a significant source of pre-hurricane liquidity. As a result of the hurricane impacts, we do not expect Liberty Puerto Rico will generate positive cash from operations, inclusive of capital expenditures, until at least the latter half of 2018. In this regard, Liberty Puerto Rico’s liquidity needs are being funded by the up to $60 million LCPR Equity Commitment from Liberty Latin America and Searchlight, $45 million of which has been provided during 2018, and an insurance advance of $35 million ($30 million through a third-party insurance provider and the remainder through a captive insurance subsidiary). Future liquidity sources are expected to include further insurance proceeds, the remaining portion of the LCPR Equity Commitment, as applicable, through December 31, 2018 of up to $15 million, and cash from operations. For additional information regarding the LCPR Equity Commitment, see Material Changes in Financial Condition below. While there are still uncertainties with respect to Liberty Puerto Rico’s recovery from the hurricanes, and no assurance can be given as to the ultimate amount or timing of liquidity to be received from cash from operations or insurance proceeds, we expect these existing and potential sources of liquidity will be sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next twelve months.
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
We currently estimate that approximately $50 million of property and equipment additions will be required to restore nearly all of the damaged networks in C&W’s Impacted Markets, of which approximately $33 million has been incurred following the hurricanes through June 30, 2018. The negative impacts of the hurricanes are declining as the networks are restored and customers are reconnected, and we do not expect there to be a material impact from the hurricanes on C&W’s revenue and Adjusted OIBDA during 2018.
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
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during 2018 was to the Chilean peso as 28.2% of our revenue during the three months ended June 30, 2018 was derived from VTR, whose functional currency is the Chilean peso. In addition, our operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
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

Revenue

All of our reportable segments derive their revenue primarily from (i) residential broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) with the exception of Liberty Puerto Rico, residential mobile services and (iii) B2B communications services, which includes our sub-sea network services. For detailed information regarding the composition of our reportable segments, see note 16 to our condensed consolidated financial statements.

While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable, (ARPU).

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. At Liberty Puerto Rico, variances in revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, were significantly impacted by Hurricanes Maria and Irma.

The following table sets forth revenue by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$583.7	$582.7	$1.0	0.2
VTR	260.2	231.1	29.1	12.6
Liberty Puerto Rico	80.3	108.3	(28.0)	(25.9)
Intersegment eliminations	(2.1)	(1.2)	(0.9)	N.M.
Total	$922.1	$920.9	$1.2	0.1

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$1,169.2	$1,158.3	$10.9	0.9
VTR	524.0	460.4	63.6	13.8
Liberty Puerto Rico	142.1	215.0	(72.9)	(33.9)
Intersegment eliminations	(3.3)	(1.9)	(1.4)	N.M.
Total	$1,832.0	$1,831.8	$0.2	—
N.M. — Not Meaningful.
Consolidated. The increases during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $18 million and $41 million, respectively, attributable to the impacts of FX and an increase of $10 million during the six-month comparison attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of FX and the C&W Carve-out Acquisition, revenue decreased $16 million or 1.8% and $50 million or 2.7%, respectively. The organic decrease during the three-month comparison includes an increase (decrease) of $13 million and ($28 million) at VTR and Liberty Puerto Rico, respectively. The organic decrease during the six-month comparison includes an increase (decrease) of ($1 million), $26 million and ($73 million), at C&W, VTR and Liberty Puerto Rico, respectively, as further discussed below.
As further described in notes 2 and 3 to our condensed consolidated financial statements, we adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The impacts to revenue during the three and six months ended June 30, 2018 were not material.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$43.2	$39.7	$3.5	8.8
Broadband internet	56.4	52.3	4.1	7.8
Fixed-line telephony	25.9	28.1	(2.2)	(7.8)
Total subscription revenue	125.5	120.1	5.4	4.5
Non-subscription revenue	16.9	19.3	(2.4)	(12.4)
Total residential fixed revenue	142.4	139.4	3.0	2.2
Residential mobile revenue:
Subscription revenue	151.1	158.6	(7.5)	(4.7)
Non-subscription revenue	21.6	21.6	—	—
Total residential mobile revenue	172.7	180.2	(7.5)	(4.2)
Total residential revenue	315.1	319.6	(4.5)	(1.4)
B2B revenue:
Non-subscription revenue	206.8	205.0	1.8	0.9
Sub-sea network revenue	61.8	58.1	3.7	6.4
Total B2B revenue	268.6	263.1	5.5	2.1
Total	$583.7	$582.7	$1.0	0.2

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$85.9	$80.2	$5.7	7.1
Broadband internet	110.1	105.1	5.0	4.8
Fixed-line telephony	52.8	57.4	(4.6)	(8.0)
Total subscription revenue	248.8	242.7	6.1	2.5
Non-subscription revenue	38.4	42.8	(4.4)	(10.3)
Total residential fixed revenue	287.2	285.5	1.7	0.6
Residential mobile revenue:
Subscription revenue	306.2	320.4	(14.2)	(4.4)
Non-subscription revenue	43.7	41.5	2.2	5.3
Total residential mobile revenue	349.9	361.9	(12.0)	(3.3)
Total residential revenue	637.1	647.4	(10.3)	(1.6)
B2B revenue:
Non-subscription revenue	410.7	406.4	4.3	1.1
Sub-sea network revenue	121.4	104.5	16.9	16.2
Total B2B revenue	532.1	510.9	21.2	4.1
Total	$1,169.2	$1,158.3	$10.9	0.9

The details of the changes in C&W’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$6.6	$—	$6.6	$9.2	$—	$9.2
ARPU (b)	(1.1)	—	(1.1)	(3.3)	—	(3.3)
Decrease in residential fixed non-subscription revenue (c)	—	(2.4)	(2.4)	—	(4.4)	(4.4)
Total increase (decrease) in residential fixed revenue	5.5	(2.4)	3.1	5.9	(4.4)	1.5
Increase (decrease) in residential mobile revenue (d)	(7.8)	—	(7.8)	(14.9)	2.2	(12.7)
Increase in B2B revenue (e)	—	1.6	1.6	—	1.3	1.3
Increase in B2B sub-sea network revenue (f)	—	3.1	3.1	—	8.5	8.5
Total organic increase (decrease)	(2.3)	2.3	—	(9.0)	7.6	(1.4)
Impact of the C&W Carve-out Acquisition	—	—	—	—	9.5	9.5
Impact of FX	0.2	0.8	1.0	0.9	1.9	2.8
Total	$(2.1)	$3.1	$1.0	$(8.1)	$19.0	$10.9

(a)	The increases are primarily attributable to higher broadband internet RGUs.

(b)	The decreases are attributable to the net effect of (i) lower ARPU from fixed-line telephony and broadband internet services, (ii) higher ARPU from video services and (iii) improvements in RGU mix.

(c)
The decrease during the three-month comparison is due to individually insignificant changes across the markets of C&W. The decrease during the six-month comparison is mostly due to (i) lower revenue in Panama due primarily to (a) a decrease in interconnect revenue mainly due to lower fixed-line telephony termination volumes and (b) less pay phone revenue, (ii) lower advertising revenue and late fees in the Bahamas and (iii) individually insignificant changes across the other C&W markets.

(d)
The decreases in mobile subscription revenue are primarily attributable to lower average subscribers in the Bahamas and Panama. The changes in mobile non-subscription revenue are primarily attributable to the net effect of (i) increases in revenue from handset sales in Panama and (ii) decreases in revenue from handset sales in the Bahamas and Jamaica.

(e)
The increases are primarily attributable to the net effect of (i) increased project-related revenue in managed services, largely driven by Networks & LatAm and Jamaica, (ii) during the six-month comparison, decreased revenue from mobile data services in Panama, (iii) lower revenue from fixed-line telephony services in Barbados and (iv) individually insignificant changes across the other C&W markets.

(f)
The increases are primarily due to the net effect of (i) increased capacity sales on C&W’s sub-sea network to new and existing customers, (ii) a decrease of $5 million associated with sub-sea revenue recognized on a cash basis during the second quarter of 2017 related to services provided to a significant customer in prior quarters and (iii) increases from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$99.7	$88.3	$11.4	12.9
Broadband internet	96.2	83.6	12.6	15.1
Fixed-line telephony	32.1	33.2	(1.1)	(3.3)
Total subscription revenue	228.0	205.1	22.9	11.2
Non-subscription revenue	6.3	6.2	0.1	1.6
Total residential fixed revenue	234.3	211.3	23.0	10.9
Residential mobile revenue:
Subscription revenue	16.0	13.2	2.8	21.2
Non-subscription revenue	3.7	3.0	0.7	23.3
Total residential mobile revenue	19.7	16.2	3.5	21.6
Total residential revenue	254.0	227.5	26.5	11.6
B2B revenue:
Subscription revenue	6.2	3.5	2.7	77.1
Non-subscription revenue	—	0.1	(0.1)	(100.0)
Total B2B revenue	6.2	3.6	2.6	72.2
Total	$260.2	$231.1	$29.1	12.6

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$199.4	$175.7	$23.7	13.5
Broadband internet	192.8	165.9	26.9	16.2
Fixed-line telephony	66.7	67.5	(0.8)	(1.2)
Total subscription revenue	458.9	409.1	49.8	12.2
Non-subscription revenue	13.8	13.6	0.2	1.5
Total residential fixed revenue	472.7	422.7	50.0	11.8
Residential mobile revenue:
Subscription revenue	32.3	25.8	6.5	25.2
Non-subscription revenue	6.9	5.3	1.6	30.2
Total residential mobile revenue	39.2	31.1	8.1	26.0
Total residential revenue	511.9	453.8	58.1	12.8
B2B revenue:
Subscription revenue	11.8	6.2	5.6	90.3
Non-subscription revenue	0.3	0.4	(0.1)	(25.0)
Total B2B revenue	12.1	6.6	5.5	83.3
Total	$524.0	$460.4	$63.6	13.8

The details of the changes in VTR’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.6	$—	$3.6	$7.9	$—	$7.9
ARPU (b)	4.8	—	4.8	8.7	—	8.7
Decrease in residential fixed non-subscription revenue	—	(0.3)	(0.3)	—	(0.8)	(0.8)
Total increase (decrease) in residential fixed revenue	8.4	(0.3)	8.1	16.6	(0.8)	15.8
Increase in residential mobile revenue (c)	1.8	0.5	2.3	4.2	1.1	5.3
Increase (decrease) in B2B revenue (d)	2.3	(0.2)	2.1	4.8	(0.2)	4.6
Total organic increase	12.5	—	12.5	25.6	0.1	25.7
Impact of FX	15.9	0.7	16.6	36.3	1.6	37.9
Total	$28.4	$0.7	$29.1	$61.9	$1.7	$63.6

(a)	The increases are attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)	The increases are primarily due to the net effect of (i) higher ARPU from video services, (ii) improvements in RGU mix and (iii) lower ARPU from fixed-line telephony services.

(c)	The increases in mobile subscription revenue are due to higher average numbers of mobile subscribers, which were partially offset by lower ARPU from mobile services.

(d)
The increases in subscription revenue are primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony small or home office (SOHO) RGUs. Contributing to these increases was the conversion of certain residential subscribers to SOHO customers during the six-month and, to a lesser extent, the three-month comparisons.

Liberty Puerto Rico. Due to the significant impact of the hurricanes on the operations of our Liberty Puerto Rico segment, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the (i) three months ended June 30, 2018, March 31, 2018 and June 30, 2017 and (ii) six months ended June 30, 2018 and 2017 is set forth below:

	Three months ended			Six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$29.8	$23.3	$42.7	$53.1	$85.4
Broadband internet	32.4	25.3	41.5	57.7	81.9
Fixed-line telephony	4.6	3.5	6.3	8.1	12.7
Total subscription revenue	66.8	52.1	90.5	118.9	180.0
Non-subscription revenue	3.4	1.7	6.0	5.1	11.9
Total residential fixed revenue	70.2	53.8	96.5	124.0	191.9
B2B revenue:
Subscription revenue	5.1	4.3	6.8	9.4	13.5
Non-subscription revenue	4.0	3.0	3.8	7.0	7.1
Total B2B revenue	9.1	7.3	10.6	16.4	20.6
Other revenue	1.0	0.7	1.2	1.7	2.5
Total	$80.3	$61.8	$108.3	$142.1	$215.0

The decreases in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are primarily attributable to Hurricanes Maria and Irma.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, (iii) B2B revenue and (iv) other revenue, each reflective of changes during the three months ended June 30, 2018, as compared to the three months ended March 31, 2018.

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$16.0	$—	$16.0
ARPU (b)	(1.3)	—	(1.3)
Increase in residential fixed non-subscription revenue (c)	—	1.7	1.7
Total increase in residential fixed revenue	14.7	1.7	16.4
Increase in B2B revenue (d)	0.8	1.0	1.8
Increase in other revenue	—	0.3	0.3
Total	$15.5	$3.0	$18.5

(a)
The increase is attributable to increases in broadband internet, video and fixed-line telephony RGUs, primarily due to the reconnection of subscribers associated with the recovery in Puerto Rico following the hurricanes. For additional information regarding the reconnection of subscribers after the hurricanes, see the discussion under Overview above.

(b)	The decrease is primarily attributable to reconnecting lower ARPU customers during the second quarter of 2018.

(c)
The increase is primarily due to the results of hurricane recovery, displayed mostly as (i) increases in late fees, as Liberty Puerto Rico’s billing and collection processes continue to normalize, and (ii) higher advertising revenue.

(d)
The increase in subscription revenue is primarily attributable to increases in broadband internet, fixed-line telephony and video SOHO RGUs, primarily due to the reconnection of subscribers associated with the recovery in Puerto Rico following the hurricanes. The increase in non-subscription revenue is primarily attributable to higher revenue from broadband internet services, resulting from the completion of the restoration of fiber circuits to Liberty Puerto Rico’s B2B customers.

Programming and Other Direct Costs of Services
General. Programming and other direct costs of services include programming and copyright costs, mobile access and interconnect costs, costs of mobile handsets and other devices and other direct costs related to our operations. Notwithstanding the impact of the hurricanes, programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our enhanced video subscribers.
The following tables set forth programming and other direct costs of services by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$130.2	$135.6	$(5.4)	(4.0)
VTR	70.4	63.0	7.4	11.7
Liberty Puerto Rico	19.7	27.0	(7.3)	(27.0)
Intersegment eliminations	(1.9)	(1.1)	(0.8)	N.M.
Total	$218.4	$224.5	$(6.1)	(2.7)

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$260.4	$269.0	$(8.6)	(3.2)
VTR	140.9	124.6	16.3	13.1
Liberty Puerto Rico	36.2	54.6	(18.4)	(33.7)
Intersegment eliminations	(3.3)	(1.8)	(1.5)	N.M.
Total	$434.2	$446.4	$(12.2)	(2.7)

N.M. — Not Meaningful.
Consolidated. The decreases in programming and other direct costs of services during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $5 million and $11 million, respectively, attributable to the impacts of FX and an increase of $4 million during the six-month comparison attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of FX and the C&W Carve-out Acquisition, our programming and other direct costs of services decreased $11 million or 4.8% and $27 million or 6.1%, respectively. The organic decreases include declines at C&W of $6 million and $14 million, respectively, increases at VTR of $3 million and $6 million, respectively, and declines at Liberty Puerto Rico of $7 million and $18 million, respectively, as further discussed below.
C&W. The decrease in C&W’s programming and other direct costs of services during the six months ended June 30, 2018, as compared to the corresponding period in 2017, includes increases of $4 million and $1 million attributable to the impact of the C&W Carve-out Acquisition and FX, respectively. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s programming and other direct costs of services decreased $6 million or 4.1% and $14 million or 5.1% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•	Decreases in mobile handset costs of $3 million or 13.8% and $9 million or 17.2%, respectively, primarily due to lower mobile handset sales; and

•
Decreases in programming and copyright costs of $4 million or 11.3% and $5 million or 6.2%, respectively, primarily due to lower content costs associated with renegotiated contracts and content cost synergies.

VTR. The increases in VTR’s programming and other direct costs of services during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $5 million and $10 million, respectively, due to FX. Excluding the effects of FX, VTR’s programming and other direct costs of services increased $3 million or 4.6% and $6 million or 4.9%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $2 million or 3.6% and $3 million or 3.5%, respectively, primarily due to the net effect of (i) increases in certain premium and basic content costs resulting from rate increases, (ii) decreases in the foreign currency impact of programming contracts denominated in U.S. dollars and (iii) higher costs associated with video-on-demand and catch-up television;

•
Increases in mobile access and interconnect costs of $1 million or 4.8% and $2 million or 6.5%, respectively, due to higher MVNO charges. Additionally, our interconnect costs remained flat, as the impact of higher rates was almost entirely offset by lower call volumes, and;

•	Increases in mobile handset costs of $1 million or 18.0% and $1 million or 13.7%, respectively, primarily due to higher mobile handset sales.
Liberty Puerto Rico. The decreases in Liberty Puerto Rico’s programming and other direct costs of services during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are primarily due to declines in programming and copyright costs of $7 million or 27.7% and $17 million or 35.3%, respectively, mostly attributable to (i) credits from programming vendors stemming from Hurricanes Maria and Irma of $3 million and $10 million, respectively, and (ii) lower programming costs resulting from disconnects of enhanced video subscribers due to the impact of the hurricanes of $4 million and $8 million, respectively.
Other Operating Expenses
General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.
The following tables set forth other operating expenses by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$111.0	$112.0	$(1.0)	(0.9)
VTR	39.9	38.0	1.9	5.0
Liberty Puerto Rico	12.3	14.9	(2.6)	(17.4)
Total other operating expenses excluding share-based compensation expense	163.2	164.9	(1.7)	(1.0)
Share-based compensation expense	0.1	0.1	—	—
Total	$163.3	$165.0	$(1.7)	(1.0)

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$217.5	$227.7	$(10.2)	(4.5)
VTR	82.8	74.9	7.9	10.5
Liberty Puerto Rico	26.9	30.3	(3.4)	(11.2)
Intersegment eliminations	(0.1)	(0.1)	—	N.M.
Total other operating expenses excluding share-based compensation expense	327.1	332.8	(5.7)	(1.7)
Share-based compensation expense	0.2	0.6	(0.4)	(66.7)
Total	$327.3	$333.4	$(6.1)	(1.8)
N.M. — Not Meaningful.
Consolidated. The decreases in other operating expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $3 million and $6 million, respectively, attributable to the impacts of FX, and an increase of $3 million during the six-month comparison attributable to the impact of the C&W Carve-out Acquisition. Our other operating expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of FX, the C&W Carve-out Acquisition and share-based compensation expense, our other operating expenses decreased $4 million or 2.7% and $15 million or 4.4%, respectively. The organic decreases include (i) declines of $1 million and $13 million, respectively, at C&W, (ii) an increase (decrease) of ($1 million) and $2 million, respectively, at VTR and (iii) declines of $3 million in each of the three and six-month comparisons at Liberty Puerto Rico, as further discussed below.
C&W. The decrease in C&W’s other operating expenses during the six months ended June 30, 2018, as compared to the corresponding period in 2017, includes increases of $3 million and $1 million attributable to the impact of the C&W Carve-out Acquisition and FX, respectively. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $1 million or 1.1% and $13 million or 5.8% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•
An increase (decrease) in bad debt and collection expenses of $1 million or 8.1% and ($6 million) or (21.3%), respectively. The decline during the six-month comparison is primarily due to (i) better than expected collections in 2018, including a $3 million recovery during the first quarter related to provisions established following the impacts of Hurricanes Irma and Maria, and (ii) a decrease resulting from provisions recorded during the first quarter of 2017 in connection with Hurricane Matthew;

•	Decreases in personnel costs of $4 million or 13.2% and $3 million or 4.9%, respectively, primarily due to lower staffing levels; and

•
An increase (decrease) in network-related expenses of $2 million or 7.0% and ($2 million) or (3.1%), respectively. The increase during the three-month comparison is primarily due to network restoration costs, including costs associated with (i) sub-sea fiber repairs, (ii) damages sustained from Hurricanes Irma and Maria and (iii) the impact of the reassessment of certain accruals during the second quarter of 2017. The decrease during the six-month comparison is largely due to the net effect of (i) network restoration costs incurred in the first quarter of 2017 associated with damages sustained from Hurricane Matthew, (ii) network restoration costs incurred in 2018, including costs associated with (a) sub-sea fiber repairs and (b) damages sustained from Hurricanes Irma and Maria and (iii) the impact of the reassessment of certain accruals during the second quarter of 2017.

VTR. The increases in VTR’s other operating expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $3 million and $6 million, respectively, due to FX. Excluding the effects of FX, VTR’s other operating expenses (exclusive of share-based compensation expenses) increased (decreased) ($1 million) or (1.6%) and $2 million or 2.7%, respectively. These changes include the following factors:

•
Increases in network-related expenses of $1 million or 4.9% and $4 million or 12.7%, respectively, primarily due to increases in (i) maintenance costs during the six-month comparison, (ii) supply chain services provided by a third party as a result of the outsourcing of our operations and logistics center beginning in the first quarter of 2018, and (iii) utility costs;

•	Decreases in personnel costs of $1 million or 6.4% and $1 million or 7.2%, respectively, primarily due to the outsourcing of our operations and logistics center beginning in the first quarter of 2018;

•	Decreases in bad debt and collection expenses of $1 million or 14.3% and $1 million or 11.8%, respectively; and

•	For the six-month comparison, an increase in outsourced labor and professional fees of $1 million or 5.3% due to increased call center volume.
Liberty Puerto Rico. The decreases in Liberty Puerto Rico’s other operating expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are primarily due to the net effect of lower various indirect expenses of approximately $2 million and $4 million, respectively, predominantly related to bad debt, franchise fees and network-related expenses that decreased as a result of the hurricanes. In addition, we experienced higher personnel costs of $1 million and $2 million, respectively, resulting from hurricane recovery efforts, which are net of a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes. Such amount was collected subsequent to June 30, 2018.
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.
The following tables set forth SG&A by reportable segment and our corporate category:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$118.9	$114.3	$4.6	4.0
VTR	44.8	37.8	7.0	18.5
Liberty Puerto Rico	12.6	12.6	—	—
Corporate	11.0	5.2	5.8	111.5
Intersegment eliminations	(0.2)	(0.1)	(0.1)	N.M.
Total SG&A expenses excluding share-based compensation expense	187.1	169.8	17.3	10.2
Share-based compensation expense	8.6	2.9	5.7	196.6
Total	$195.7	$172.7	$23.0	13.3

	Six months ended June 30,		Increase
	2018	2017	$	%
	in millions, except percentages

C&W	$238.6	$230.9	$7.7	3.3
VTR	90.2	77.0	13.2	17.1
Liberty Puerto Rico	25.3	25.0	0.3	1.2
Corporate	22.3	10.3	12.0	116.5
Intersegment eliminations	0.1	—	0.1	N.M.
Total SG&A expenses excluding share-based compensation expense	376.5	343.2	33.3	9.7
Share-based compensation expense	15.0	8.0	7.0	87.5
Total	$391.5	$351.2	$40.3	11.5
N.M. — Not Meaningful.

Consolidated. The increases in SG&A expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $3 million and $7 million, respectively, attributable to the impacts of FX and an increase of $1 million during the six-month comparison attributable to the impact of the C&W Carve-out Acquisition. Our SG&A expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of FX, the C&W Carve-out Acquisition and share-based compensation expense, our SG&A expenses increased $14 million or 8.4% and $25 million or 7.4%, respectively. The organic increases primarily include increases at (i) C&W of $4 million and $6 million, respectively, (ii) VTR of $4 million and $7 million, respectively, and (iii) Corporate of $6 million and $12 million, respectively, as further discussed below.
C&W. The increase in C&W’s SG&A expenses during the six months ended June 30, 2018, as compared to the corresponding period in 2017, includes an increase of $1 million attributable to the impact of the C&W Carve-out Acquisition. Excluding the effect of the C&W Carve-out Acquisition, C&W’s SG&A expenses (exclusive of share-based compensation expense) increased $4 million or 3.8% and $6 million or 2.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include the following factors:

•	Increases in personnel costs of $5 million or 8.6% and $7 million or 6.8%, respectively, primarily due to higher incentive compensation costs; and

•	A decrease in outsourced labor and professional fees of $2 million or 11.9% during the six-month comparison, primarily due to higher contract costs in 2017.
VTR. The increases in VTR’s SG&A expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, include increases of $3 million and $7 million, respectively, due to FX. Excluding the effects of FX, VTR’s SG&A expenses (exclusive of share-based compensation expense) increased $4 million or 10.8% and $7 million or 8.6%, respectively. These increases are primarily the result of increases in sales, marketing and advertising expenses of $3 million or 26.6% and $6 million or 22.5%, respectively, due in part to higher (i) sales commissions to third-party dealers and (ii) costs associated with advertising campaigns.
Liberty Puerto Rico. Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, remained relatively unchanged due to individually insignificant increases in other SG&A expense categories that were partially offset by a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes. Such amount was collected subsequent to June 30, 2018.
Corporate. The increases in Corporate’s SG&A expenses during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are primarily attributable to added costs associated with being a separate public company, including increases in personnel costs and professional services. The increases in costs are inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 11 to our condensed consolidated financial statements.
Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes, see note 16 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$223.6	$220.8	$2.8	1.3
VTR	105.1	92.3	12.8	13.9
Liberty Puerto Rico	35.7	53.8	(18.1)	(33.6)
Corporate	(11.0)	(5.2)	(5.8)	111.5
Total	$353.4	$361.7	$(8.3)	(2.3)

	Six months ended June 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$452.7	$430.7	$22.0	5.1
VTR	210.1	183.9	26.2	14.2
Liberty Puerto Rico	53.7	105.1	(51.4)	(48.9)
Corporate	(22.3)	(10.3)	(12.0)	116.5
Total	$694.2	$709.4	$(15.2)	(2.1)
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	%

C&W	38.3	37.9	38.7	37.2
VTR	40.4	39.9	40.1	39.9
Liberty Puerto Rico	44.5	49.7	37.8	48.9
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses as further discussed above. During the three and six months ended June 30, 2018, the Adjusted OIBDA of Liberty Puerto Rico was adversely impacted by Hurricanes Maria and Irma, as more fully described in Overview above. Adjusted OIBDA margin for Liberty Puerto Rico was 44.5% during the second quarter of 2018, and improved significantly from 29.1% during the first quarter of 2018 as we continue to recover from Hurricanes Maria and Irma.
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $6 million and $7 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to (i) increases in the number of Liberty Latin America employees that hold Liberty Latin America equity awards as a result of the Split-Off and (ii) equity awards granted during 2018. Additionally, our share-based compensation expense for each of the three and six months ended June 30, 2018 includes $2 million related to estimated annual 2018 bonuses that will be settled with Liberty Latin America Shares.
For additional information regarding our share-based compensation, see note 13 to our condensed consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $15 million or 7.6% and $23 million or 6.0% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. Excluding the effect of FX, depreciation and amortization expense increased $13 million or 6.5% and $18 million or 4.8%, respectively. These increases are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $13 million and $47 million during the three and six months ended June 30, 2018, respectively, and $10 million and $24 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, we incurred restructuring charges of $6 million and $32 million, respectively, which include $5 million and $29 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at C&W. During the three and six months ended June 30, 2017, we incurred restructuring charges of $7 million and $17 million, respectively, including $6 million and $15 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at C&W.
For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.
Interest expense
Our interest expense increased $13 million and $21 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to (i) an increase resulting from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements, (ii) a decrease associated with the net accretion of premiums and discounts and (iii) higher average outstanding debt balances.
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$94.2	$(11.8)	$55.3	$(37.3)
Foreign currency forward contracts	20.9	2.6	18.3	0.8
Total	$115.1	$(9.2)	$73.6	$(36.5)

(a)
The gains during the three and six months ended June 30, 2018 are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, largely due to decreases in the value of the Chilean peso relative to the U.S. dollar. In addition, the gains during the 2018 periods include net losses of $9 million and $21 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the three months ended June 30, 2017 is primarily attributable to losses resulting from changes in interest rates. The loss during the six months ended June 30, 2017 is primarily attributable to losses associated with (i) changes in interest rates and (ii) increases in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2017 periods include net gains (losses) of ($2 million) and $5 million, respectively, resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Item 3. Qualitative and Quantitative Disclosures about Market Risk below.
Foreign currency transaction losses, net
Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction losses, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(112.8)	$(7.3)	$(86.0)	$13.2
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	15.1	(3.8)	4.7	(7.5)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(11.7)	(1.8)	(12.3)	(2.2)
Other	(11.2)	(3.9)	(11.1)	(5.8)
Total	$(120.6)	$(16.8)	$(104.7)	$(2.3)
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of nil and $13 million during the three and six months ended June 30, 2018, respectively, and $28 million during each of the three and six months ended June 30, 2017. The 2018 amount represents the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-3 Facility during the first quarter of 2018. The 2017 amount includes (i) a net loss of $24 million associated with the write-off of unamortized premiums, discounts and deferred financing costs and (ii) the payment of $4 million in third-party costs.
For additional information concerning our losses on debt modification and extinguishment, see note 8 to our condensed consolidated financial statements.
Other income, net
We recognized other income, net, of $5 million and $3 million during the three months ended June 30, 2018 and 2017, respectively, and $10 million and $9 million during the six months ended June 30, 2018 and 2017, respectively. As further described in note 2 to our condensed consolidated financial statements, we adopted ASU 2017-07 effective January 1, 2018. As a result, the amounts for the three months ended June 30, 2018 and 2017 include $4 million and $3 million, respectively, and the amounts for the six months ended June 30, 2018 and 2017 include $7 million and $6 million, respectively, in pension-related credits following the adoption of ASU 2017-07.
Income tax expense
We recognized income tax expense of $42 million and $21 million during the three months ended June 30, 2018 and 2017, respectively, and $58 million and $44 million during the six months ended June 30, 2018 and 2017, respectively.
For the three and six months ended June 30, 2018, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances and negative effects of non-deductible expenses. These negative impacts to our effective tax rates were partially offset by the beneficial effects of changes in uncertain tax positions and non-taxable income.
For the three months ended June 30, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of favorable uncertain tax position changes and international rate differences. For the six months ended June 30, 2017, the income tax expense attributable to our earnings before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible expenses, changes in valuation allowances and foreign/other withholding taxes. These negative impacts were partially offset by the beneficial effects of enacted tax law and rate changes as well as favorable uncertain tax position changes.
For additional information regarding our income taxes, see note 9 to our condensed consolidated financial statements.
Net loss
During the three months ended June 30, 2018 and 2017, we reported net losses of $28 million and $13 million, respectively, including (i) operating income of $124 million and $155 million, respectively, (ii) net non-operating expenses of $110 million and $147 million, respectively, and (iii) income tax expense of $42 million and $21 million, respectively.

During the six months ended June 30, 2018 and 2017, we reported net losses of $82 million and $2 million, respectively, including (i) operating income of $223 million and $290 million, respectively, (ii) net non-operating expenses of $246 million and $248 million, respectively, and (iii) income tax expense of $58 million and $44 million, respectively.
Gains or losses associated with (i) changes in the fair values of derivative instruments and (ii) movements in foreign currency exchange rates are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant net gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (i) share-based compensation expense, (ii) depreciation and amortization, (iii) impairment, restructuring and other operating items, (iv) interest expense, (v) other non-operating expenses and (vi) income tax expenses.
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
Net earnings attributable to noncontrolling interests
We reported net earnings attributable to noncontrolling interests of $15 million and $16 million during the three months ended 2018 and 2017, respectively, and $5 million and $32 million during the six months ended June 30, 2018 and 2017, respectively. The changes during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are primarily attributable to decreases in earnings in our less-than-wholly-owned subsidiaries (i) for the six-month period at C&W and (ii) at Liberty Puerto Rico during both comparative periods.
During the first half of 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3%. For additional information, see note 10 to our condensed consolidated financial statements.
Material Changes in Financial Condition
Sources and Uses of Cash
Each of our reportable segments is separately financed within one of our three primary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within C&W, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2018. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$59.7
Unrestricted subsidiaries (b)	16.5
Total Liberty Latin America and unrestricted subsidiaries	76.2
Borrowing groups (c):
C&W (d)	289.8
VTR Finance (e)	356.1
Liberty Puerto Rico	15.9
Total borrowing groups	661.8
Total cash and cash equivalents	$738.0

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)	Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries.

(d)
C&W’s subsidiaries hold the majority of C&W’s consolidated cash. Due to the restrictions, as noted above, a significant portion of the cash held by C&W subsidiaries is not considered to be an immediate source of corporate liquidity for C&W.

(e)	Includes cash proceeds from the VTR TLB-1 Facility, as further described in notes 4 and 8 to our condensed consolidated financial statements.
Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups.
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
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, with respect to Liberty Puerto Rico, the remaining portion of the LCPR Equity Commitment (as described below) and insurance proceeds. For the details of the borrowing availability of such subsidiaries at June 30, 2018, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 15 to our condensed consolidated financial statements.
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico continues to experience as a result of the damage caused by Hurricanes Maria and Irma, the LPR Credit Agreements were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. Based on our 60% ownership in Liberty Puerto Rico, we are obligated for up to $36 million of the LCPR Equity Commitment. During the first half of 2018, $45 million in capital contributions were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from Searchlight. Accordingly, Liberty Puerto Rico has up to an additional $15 million available under the LCPR Equity Commitment, of which we are obligated for up to $9 million.
Hurricanes Maria and Irma are expected to continue to have an adverse impact on Liberty Puerto Rico’s cash flows and liquidity. For additional information, see the discussion under Overview above.

For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is typically between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of foreign currency average and spot rates may impact this ratio. The ratio of our June 30, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2018 was 4.8x. In addition, the ratio of our June 30, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2018 was 4.2x. Beginning in the fourth quarter of 2017, these ratios increased due to the adverse impacts of the hurricanes on our Adjusted OIBDA. However, assuming our debt levels remain relatively consistent, we expect these ratios to decrease in future periods as we continue to recover from the adverse impacts of the hurricanes.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2018, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2018, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,674 million, including $395 million that is classified as current in our condensed consolidated balance sheet and $6,068 million that is not due until 2022 or thereafter. All of our debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2018. For additional information concerning our debt and capital lease obligations, including our debt maturities, see note 8 to our condensed consolidated financial statements.
Notwithstanding our negative working capital position at June 30, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, (ii) tightening of the credit markets and (iii) in the case of Liberty Puerto Rico, the adverse impacts of the hurricanes on its operations. For additional information regarding the impacts of the hurricanes, see the related discussion under Overview above. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six months ended June 30,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$398.0	$298.6	$99.4
Net cash used by investing activities	(424.5)	(251.3)	(173.2)
Net cash provided by financing activities	223.3	13.4	209.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.3)	(2.7)	(12.6)
Net increase in cash, cash equivalents and restricted cash	$181.5	$58.0	$123.5
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) a net increase from our Adjusted OIBDA and related working capital items, inclusive of a net advance payment received from our third-party insurance provider of $30 million associated with the initial insurance claims filed in connection with damages sustained from the hurricanes, and (ii) higher cash payments for taxes.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to higher capital expenditures, as further discussed below.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 16 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2018	2017
	in millions

Property and equipment additions	$411.6	$310.1
Assets acquired under capital-related vendor financing arrangements	(35.0)	(34.2)
Assets acquired under capital leases	(0.9)	(2.5)
Changes in current liabilities related to capital expenditures	49.4	(25.1)
Capital expenditures	$425.1	$248.3
Our property and equipment additions increased during the six months ended June 30, 2018, as compared to the corresponding period in 2017, largely due to (i) an increase in expenditures by Liberty Puerto Rico and C&W, primarily related to $92 million and $20 million, respectively, in connection with network restoration activities following Hurricanes Maria and Irma, and (ii) an increase due to FX. During the six months ended June 30, 2018 and 2017, our property and equipment additions represented 22.5% and 16.9% of revenue, respectively. The increase in property and equipment additions as a percentage of revenue is primarily a function of the significant increase in property and equipment additions during the first half of 2018 as a result of the restoration activities at Liberty Puerto Rico and, to a lesser extent at C&W, following the hurricanes.

Financing Activities. During the six months ended June 30, 2018, we received $223 million in net cash from financing activities, due in part to $253 million in net borrowings of debt, primarily at VTR, and $18 million in capital contributions from Searchlight. These cash inflows were partially offset by $20 million in distributions to C&W Panama, a noncontrolling interest owner, and $20 million of cash used in connection with the C&W Jamaica NCI Acquisition. During the six months ended June 30, 2017, we received $13 million in net cash from financing activities, which includes $97 million in net borrowings of debt, partially offset by distributions to Liberty Global and noncontrolling interest owners of $41 million and $33 million, respectively.
Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on capital leases. We changed the way we define adjusted free cash flow effective December 31, 2017 to deduct distributions to noncontrolling interest owners. This change was given effect for all periods presented. Additionally, on January 1, 2018, we retroactively adopted ASU 2016-18, which resulted in an immaterial decrease in cash from operating activities for the six months ended June 30, 2017. For additional information regarding the impact of adopting ASU 2016-18, see note 2 to our condensed consolidated financial statements. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2018	2017
	in millions

Net cash provided by operating activities	$398.0	$298.6
Cash payments for direct acquisition and disposition costs	1.3	1.5
Expenses financed by an intermediary (a)	94.9	47.4
Capital expenditures	(425.1)	(248.3)
Distribution to noncontrolling interest owners	(19.8)	(33.3)
Principal payments on amounts financed by vendors and intermediaries	(105.0)	(40.0)
Principal payments on capital leases	(3.8)	(4.0)
Adjusted free cash flow	$(59.5)	$21.9

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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2018:

	Payments due during							Total
	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$108.2	$293.0	$64.9	$125.0	$1,722.9	$364.5	$3,980.8	$6,659.3
Capital leases (excluding interest)	9.9	3.3	1.5	0.1	—	—	—	14.8
Programming commitments	75.7	55.6	24.6	16.8	2.0	1.3	0.7	176.7
Network and connectivity commitments	63.3	74.8	24.9	17.0	13.2	12.7	20.2	226.1
Purchase commitments	130.8	33.0	10.6	1.2	1.0	0.6	—	177.2
Operating leases	16.7	23.6	20.4	14.8	12.3	9.3	20.7	117.8
Other commitments	10.4	2.8	1.6	1.4	1.3	1.3	10.0	28.8
Total (a)	$415.0	$486.1	$148.5	$176.3	$1,752.7	$389.7	$4,032.4	$7,400.7
Projected cash interest payments on debt and capital lease obligations (b)	$186.3	$379.5	$360.8	$357.6	$302.9	$238.9	$411.6	$2,237.6

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($304 million at June 30, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 8 to our condensed consolidated financial statements. For information concerning our commitments, see note 15 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2018 and 2017, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2017 Form 10-K. The following discussion updates selected numerical information to June 30, 2018.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At June 30, 2018, $356 million or 48.2% of our cash and cash equivalent balance was denominated in Chilean pesos.
Foreign Currency Exchange Rates
The relationship between (i) the British pound sterling, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2018	December 31, 2017
Spot rates:
British pound sterling	0.76	0.74
Chilean peso	654.36	615.40
Jamaican dollar	130.15	124.58

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Average rates:
British pound sterling	0.74	0.78	0.73	0.79
Chilean peso	621.77	663.84	612.15	659.91
Jamaican dollar	127.25	129.05	126.51	128.83
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At June 30, 2018, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at June 30, 2018, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 109 billion ($167 million).
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2018:

i.
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $57 million; and

ii.
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have increased (decreased) the aggregate fair value of the C&W cross-currency derivative contracts by approximately £16 million ($21 million).

Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
		in millions
Projected derivative cash payments, net:
Interest-related (a)	$10.4	$7.1	$2.6	$2.6	$8.0	$18.4	$33.9	$83.0
Principal-related (b)	—	0.5	—	—	51.6	—	4.0	56.1
Other (c)	(10.2)	(6.7)	—	—	—	—	—	(16.9)
Total	$0.2	$0.9	$2.6	$2.6	$59.6	$18.4	$37.9	$122.2

(a)	Includes interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer (the Executives), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of June 30, 2018 due to a material weakness in internal control over financial reporting, as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During our evaluation of the disclosure controls and procedures as of June 30, 2018 and our ongoing initial assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in our general information technology controls (GITCs) related to:

•	program change controls designed to restrict IT program developers’ access rights to IT systems;

•	user access controls designed to restrict IT and financial users’ access privileges to IT systems commensurate with their assigned authorities and responsibilities; and

•
monitoring controls designed to actively monitor program changes and user access activities to ensure that any program changes and user access were appropriate and that any deficiencies were investigated and remediated.

As such, we concluded that the Company did not have effective GITCs over several technology systems as of June 30, 2018, resulting in a material weakness in our internal control over financial reporting. These control deficiencies did not result in material misstatements in our condensed consolidated financial statements as of and for the period ended June 30, 2018.
We have initiated a plan to remediate the material weakness identified above, including (i) implementing preventive user access controls and monitoring controls to identify and resolve inappropriate user access, including improper segregation of duties, and (ii) implementing monitoring controls for changes made to the systems. These remediation efforts began in the third quarter of 2018 and we believe the new controls, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weakness identified.
Changes in Internal Control over Financial Reporting
Other than the material weakness identified during the period and disclosed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factor, which supplements those contained in our 2017 Form 10-K, in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company. Although we describe below and elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

During management’s evaluation of the disclosure controls and procedures as of June 30, 2018, management identified a material weakness in internal control over financial reporting associated with deficiencies in the Company’s general information technology controls. For additional information regarding this material weakness, please see Part I. Item 4. Controls and Procedures above. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We are actively engaged in developing and implementing remediation plans designed to address this material weakness.  If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, this may adversely impact our future evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Personal Usage of Aircraft Policy, adopted April 1, 2018.*
10.2	Form of Aircraft Time Sharing Agreement.*
10.3	Form of Restricted Share Units Agreement under the Nonemployee Director Incentive Plan.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 8, 2018	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 8, 2018	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer