Form 10-Q
period 2018-09-30
Liberty Latin America Ltd.
filed 2018-11-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2018 was: 48,482,353 Class A; 1,936,034 Class B; and 130,485,270 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$525.1	$529.9
Trade receivables, net of allowances of $144.3 million and $142.2 million, respectively	571.5	556.5
Restricted cash	261.8	38.3
Prepaid expenses	81.3	65.5
Other current assets	261.7	184.6
Total current assets	1,701.4	1,374.8

Goodwill	5,544.9	5,673.6
Property and equipment, net	4,182.6	4,169.2
Intangible assets subject to amortization, net	1,145.8	1,316.2
Intangible assets not subject to amortization	563.8	565.4
Other assets, net	812.9	517.7
Total assets	$13,951.4	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2018	December 31, 2017

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$276.7	$286.8
Deferred revenue	165.3	143.4
Current portion of debt and capital lease obligations	381.7	263.3
Accrued capital expenditures	71.2	128.6
Accrued interest	74.6	115.6
Accrued income taxes	69.6	91.5
Other accrued and current liabilities	753.4	557.7
Total current liabilities	1,792.5	1,586.9
Long-term debt and capital lease obligations	6,248.1	6,108.2
Deferred tax liabilities	570.5	533.4
Other long-term liabilities	855.0	697.8
Total liabilities	9,466.1	8,926.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,480,869 and 48,428,841 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,936,034 and 1,940,193 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 120,972,443 and 120,843,539 shares issued and outstanding, respectively	1.2	1.2
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,413.6	4,402.8
Accumulated deficit	(1,134.0)	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(154.4)	(64.2)
Total Liberty Latin America shareholders	3,126.9	3,329.6
Noncontrolling interests	1,358.4	1,361.0
Total equity	4,485.3	4,690.6
Total liabilities and equity	$13,951.4	$13,616.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions, except per share amounts

Revenue	$925.2	$908.1	$2,757.2	$2,739.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	218.3	213.5	652.5	659.9
Other operating	157.6	168.9	484.9	502.3
Selling, general and administrative (SG&A)	196.9	176.8	588.4	528.0
Depreciation and amortization	204.8	199.7	614.7	586.5
Impairment, restructuring and other operating items, net	8.8	354.9	55.4	378.7
	786.4	1,113.8	2,395.9	2,655.4
Operating income (loss)	138.8	(205.7)	361.3	84.5
Non-operating income (expense):
Interest expense	(110.2)	(99.3)	(322.1)	(289.8)
Realized and unrealized gains (losses) on derivative instruments, net	8.9	(78.6)	82.5	(115.1)
Foreign currency transaction gains (losses), net	(16.4)	43.5	(121.1)	41.2
Losses on debt modification and extinguishment	—	(25.8)	(13.0)	(53.6)
Other income (expense), net	(12.0)	4.4	(1.9)	13.4
	(129.7)	(155.8)	(375.6)	(403.9)
Earnings (loss) before income taxes	9.1	(361.5)	(14.3)	(319.4)
Income tax benefit (expense)	(27.9)	5.8	(86.3)	(38.4)
Net loss	(18.8)	(355.7)	(100.6)	(357.8)
Net loss (earnings) attributable to noncontrolling interests	(6.7)	12.4	(11.6)	(19.5)
Net loss attributable to Liberty Latin America shareholders	$(25.5)	$(343.3)	$(112.2)	$(377.3)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.15)	$(2.00)	$(0.65)	$(2.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Net loss	$(18.8)	$(355.7)	$(100.6)	$(357.8)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(66.6)	(34.2)	(110.4)	(86.4)
Reclassification adjustments included in net loss	(0.1)	1.3	2.6	2.8
Pension-related adjustments and other, net	(0.4)	(3.2)	8.0	(2.6)
Other comprehensive loss	(67.1)	(36.1)	(99.8)	(86.2)
Comprehensive loss	(85.9)	(391.8)	(200.4)	(444.0)
Comprehensive loss (earnings) attributable to noncontrolling interests	(6.2)	12.4	(9.2)	(18.9)
Comprehensive loss attributable to Liberty Latin America shareholders	$(92.1)	$(379.4)	$(209.6)	$(462.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change (note 2)	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(112.2)	—	(112.2)	11.6	(100.6)
Other comprehensive loss	—	—	—	—	—	(97.4)	(97.4)	(2.4)	(99.8)
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Capital contributions from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(19.8)	(19.8)
Shared-based compensation	—	—	—	23.0	—	—	23.0	1.5	24.5
Other	—	—	—	1.5	—	—	1.5	—	1.5
Balance at September 30, 2018	$0.5	$—	$1.2	$4,413.6	$(1,134.0)	$(154.4)	$3,126.9	$1,358.4	$4,485.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2018	2017
	in millions
Cash flows from operating activities:
Net loss	$(100.6)	$(357.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	26.8	11.9
Depreciation and amortization	614.7	586.5
Impairment, restructuring and other operating items, net	55.4	378.7
Amortization of debt financing costs, premiums and discounts, net	(1.9)	(12.1)
Realized and unrealized losses (gains) on derivative instruments, net	(82.5)	115.1
Foreign currency transaction losses (gains), net	121.1	(41.2)
Losses on debt modification and extinguishment	13.0	53.6
Unrealized loss due to change in fair value of an investment	16.4	—
Deferred income tax benefit	(22.6)	(90.9)
Changes in operating assets and liabilities, net of the effect of an acquisition	(31.1)	(251.5)
Net cash provided by operating activities	608.7	392.3

Cash flows from investing activities:
Capital expenditures	(593.0)	(447.5)
Other investing activities, net	1.5	(6.6)
Net cash used by investing activities	(591.5)	(454.1)

Cash flows from financing activities:
Borrowings of debt	553.3	1,674.0
Repayments of debt and capital lease obligations	(315.8)	(1,403.5)
Payment of financing costs and debt premiums	(9.8)	(104.2)
Distributions to noncontrolling interest owners	(19.8)	(33.3)
Capital contributions from noncontrolling interest owner	18.0	—
Cash payments related to NCI Acquisitions	(19.7)	(30.3)
Distributions to Liberty Global	—	(54.3)
Other financing activities, net	10.9	(0.4)
Net cash provided by financing activities	217.1	48.0

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.6)	2.3

Net increase (decrease) in cash, cash equivalents and restricted cash	218.7	(11.5)

Cash, cash equivalents and restricted cash:
Beginning of period	568.2	580.8
End of period	$786.9	$569.3

Cash paid for interest	$347.7	$353.0
Net cash paid for taxes	$112.4	$86.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(unaudited)

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited and its subsidiaries (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which includes VTR.com SpA (VTR), and (iii) LiLAC Communications Inc. and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which Liberty Latin America owns a 60.0% interest. As further described in note 18, in October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, S.A. (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica).

Effective October 1, 2018, we acquired Televisora de Costa Rica S.A.’s (Televisora) cable operations in Costa Rica, as further described in note 4.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services. We provide residential and business-to-business (B2B) services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in those regions.

These condensed consolidated financial statements include the historical financial information of (i) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off, as defined below, and (ii) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off. Although Liberty Latin America was reported on a combined basis prior to the Split-Off, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2018.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Split-off of Liberty Latin America from Liberty Global

On December 29, 2017, Liberty Global completed the split-off (the Split-Off) of our company, which at such time was one of Liberty Global's wholly-owned subsidiaries. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America (collectively, Liberty Latin America Shares) were issued. As a result of the Split-Off, Liberty Latin America became an independent, publicly traded company, and its assets and liabilities as of the time of the Split-Off consisted of the businesses, assets and liabilities that were formerly attributed to Liberty Global’s “LiLAC Group.” The Split-Off was accounted for at historical cost due to the pro rata distribution of Liberty Latin America Shares to holders of Liberty Global’s LiLAC Shares, as defined below.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 is as follows:

	Balance at December 31, 2017	Cumulative catch up adjustments upon adoption	Balance at January 1, 2018
	in millions
Assets:
Other current assets	$184.6	$15.8	$200.4
Other assets, net	$517.7	$15.6	$533.3

Liabilities:
Deferred revenue	$143.4	$13.3	$156.7
Other long-term liabilities	$697.8	$25.6	$723.4

Equity:
Accumulated deficit	$(1,010.7)	$(11.1)	$(1,021.8)
Noncontrolling interests	$1,361.0	$3.6	$1,364.6

The impact of our adoption of ASU 2014-09 to our condensed consolidated statement of operations for the three months ended September 30, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$922.2	$3.0	$925.2

Operating costs and expenses – selling, general and administrative	$196.9	$—	$196.9

Non-operating expense – interest expense	$105.3	$4.9	$110.2

Income tax expense	$28.2	$(0.3)	$27.9

Net loss	$17.2	$1.6	$18.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

The impact of our adoption of ASU 2014-09 to our condensed consolidated statement of operations for the nine months ended September 30, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$2,751.3	$5.9	$2,757.2

Operating costs and expenses – selling, general and administrative	$588.8	$(0.4)	$588.4

Non-operating expense – interest expense	$307.8	$14.3	$322.1

Income tax expense	$87.5	$(1.2)	$86.3

Net loss	$93.8	$6.8	$100.6

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows-Restricted Cash (ASU 2016-18), which addresses the presentation of restricted cash in the statement of cash flows. This ASU requires that the statement of cash flows explain the change in the beginning-of-period and end-of-period totals of cash, cash equivalents and restricted cash balances. We adopted ASU 2016-18 on January 1, 2018, which resulted in an increase (decrease) to our operating, investing and financing cash flows of ($1 million), nil, and $11 million, respectively, during the nine months ended September 30, 2017. At September 30, 2018 and December 31, 2017, the balance of our restricted cash was $262 million and $38 million, respectively.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits—Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which includes changes to the presentation of periodic benefit cost components. Under ASU 2017-07, we continue to present the service component of our net benefit cost as a component of operating income (loss) but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018. The change in presentation to our condensed consolidated statements of operations from ASU 2017-07 was applied on a retrospective basis. As a result of the adoption of ASU 2017-07, we have presented pension-related credits in other income (expense), net, in our condensed consolidated statements of operations that aggregated $3 million and $5 million during the three months ended September 30, 2018 and 2017, respectively, and $10 million and $11 million during the nine months ended September 30, 2018 and 2017, respectively.

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. As of September 30, 2018, we have removed certain fair value measurement disclosures from our condensed consolidated financial statements as permitted by ASU 2018-13. Although we are

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

currently evaluating the effect the remaining disclosure requirements of ASU 2018-13 will have on our consolidated financial statements, we do not expect the impact to have a material effect.

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing right-of-use assets and lease liabilities on the balance sheet and additional disclosures. ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches. A number of optional practical expedients may be applied in transition. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019 by recording the cumulative effect of adoption to our accumulated deficit.

Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under current U.S. GAAP. We do not intend to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. In transition, we plan to apply the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard and (iv) whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. We also plan to apply the practical expedient that permits us to account for customer service contracts that include both non-lease and lease components as a single component in all instances where the non-lease component is the predominant component of the arrangement and the other applicable criteria are met. In addition, we do not intend to use hindsight during transition.

For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of  September 30, 2018, see note 16. We currently do not expect ASU 2016-02 to have a significant impact on our consolidated statements of operations or cash flows.

ASU 2018-14

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which removes and modifies certain existing disclosure requirements and adds new disclosure requirements related to employer sponsored defined benefit pension or other postretirement plans. ASU 2018-14 is effective for annual reporting periods after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2018-14 will have on our disclosures.

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 should be applied either retrospectively or

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the method and date of adoption, as well as the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.
(3)    Summary of Changes in Significant Accounting Policies
The following accounting policies reflect updates to our Summary of Significant Accounting Policies included in our 2017 Form 10-K as a result of the adoption of ASU 2014-09. For additional information regarding the adoption of ASU 2014-09, see note 2.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our contract assets were $10 million and $13 million as of September 30, 2018 and January 1, 2018, respectively. The change in our contract assets during the nine months ended September 30, 2018 was not material. The current and long-term portion of contract assets are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.
Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to SG&A expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our deferred contract costs were $9 million as of both September 30, 2018 and January 1, 2018. The change in our deferred contract costs during the nine months ended September 30, 2018 was not material. The current and long-term portion of deferred contract costs are included in other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.
Deferred Revenue

We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of September 30, 2018 and December 31, 2017 was $400 million and $397 million, respectively. Long-term deferred revenue is included in other long-term liabilities in our condensed consolidated balance sheets. We recorded an aggregate of $19 million of current and long-term deferred revenue on January 1, 2018 upon the adoption of ASU 2014-09. The remaining change in the current portion and long-term deferred revenue balances during the nine months ended September 30, 2018 was not material.

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
September 30, 2018
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
Government Funding Revenue. During 2018, we received funds from the U.S. Federal Communications Commission (the FCC), which were granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. The recognition of these funds is not within the scope of ASU 2014-09 as the FCC does not meet the definition of a customer. We recognized the funds granted from the FCC as other revenue in the period in which we were entitled to receive the funds. For additional information regarding funding received during the third quarter of 2018, see note 17.

(4)	Acquisitions
2018 Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire certain net assets related to Televisora’s cable operations in Costa Rica (“Cabletica”) based on an enterprise value of $252 million, subject to certain customary adjustments. As part of the agreement, the owners of Televisora agreed to retain a 20% ownership interest in Cabletica. On October 1, 2018, we completed the acquisition of our 80% interest (the Cabletica Acquisition) for an effective purchase price of $226 million, after working capital adjustments and deducting the value of Televisora’s retained equity interest. The Cabletica Acquisition was financed through a combination of debt and existing cash. We will account for the Cabletica Acquisition as a business combination using the acquisition method of accounting.
2017 Acquisition
Carve-out Entities. On May 16, 2016, Liberty Global acquired C&W (the C&W Acquisition), which was contributed to our company as part of the Split-Off. In connection with the C&W Acquisition and C&W’s acquisition of Columbus International Inc. and its subsidiaries in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the FCC were transferred to entities not controlled by C&W (collectively, New Cayman). The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for Liberty Global’s acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(5)	Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the British pound sterling (£), the Chilean peso (CLP), the Jamaican dollar (JMD), the Costa Rican colon (CRC) and the Colombian peso (COP). With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$18.2	$155.2	$173.4	$2.9	$38.4	$41.3
Foreign currency forward contracts	7.0	—	7.0	—	—	—
Total	$25.2	$155.2	$180.4	$2.9	$38.4	$41.3

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$72.4	$59.1	$131.5	$29.4	$51.9	$81.3
Foreign currency forward contracts	1.2	—	1.2	12.8	—	12.8
Total	$73.6	$59.1	$132.7	$42.2	$51.9	$94.1

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($1 million) and $4 million during the three months ended September 30, 2018 and 2017, respectively, and ($22 million) and $9 million during the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	$8.4	$(70.5)	$63.7	$(107.8)
Foreign currency forward contracts	0.5	(8.1)	18.8	(7.3)
Total	$8.9	$(78.6)	$82.5	$(115.1)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Nine months ended September 30,
	2018	2017
	in millions

Operating activities	$(16.4)	$(23.7)
Investing activities	(3.0)	(2.6)
Financing activities	10.8	—
Total	$(8.6)	$(26.3)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $78 million.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	8.3
	$35.4	COP	106,000.0	3.8
	£146.7		$194.3	0.5

VTR Finance	$1,400.0	CLP	951,390.0	3.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Interest Rate Derivative Contracts
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,975.0	5.6

VTR Finance	$214.5	4.5

Liberty Puerto Rico	$675.0	2.5

Cabletica (b)	$53.5	5.0

(a)	Includes forward-starting derivative instruments.

(b)	Represents a forward-starting derivative instrument associated with the Cabletica Credit Facilities, as defined and described in note 18.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At September 30, 2018, the U.S. dollar equivalent of the notional amounts of these derivative instruments was $3,750 million and the related weighted average remaining contractual life of our basis swap contracts was less than one year. At September 30, 2018, our basis swaps, which include forward-starting instruments, were all held by subsidiaries of our C&W borrowing group.
Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At September 30, 2018, the total U.S. dollar notional amounts of our interest rate caps, which include forward-starting instruments, was $436 million, all of which are held by our Liberty Puerto Rico borrowing group.
Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at September 30, 2018 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.13%
VTR Finance	(0.26)%
Liberty Puerto Rico	0.01%
Liberty Latin America borrowing groups	0.01%

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Foreign Currency Forwards
We enter into foreign currency forward contracts with respect to non-functional currency exposure. As of September 30, 2018, the total U.S. dollar equivalent of the notional amount of foreign currency forward contracts was $212 million, of which $182 million and $30 million are held by subsidiaries of our VTR Finance and Cabletica borrowing groups, respectively.

(6)	Fair Value Measurements
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in the United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of September 30, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by a subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at September 30, 2018 and December 31, 2017 were $31 million and $22 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains (losses) of $3 million during each of the three months ended September 30, 2018 and 2017, respectively, and ($9 million) and ($1 million) during the nine months ended September 30, 2018 and 2017, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Our investment in the U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At September 30, 2018 and December 31, 2017, the carrying values of our investment in the U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $35 million and $37 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(7)	Investments
A subsidiary of C&W holds a 49% interest in Telecommunications Services of Trinidad and Tobago Limited (TSTT). Our investment in TSTT, which we carry at the lower of cost or fair value, is included in other assets, net, in our condensed consolidated balance sheets. Pursuant to certain conditions to the regulatory approval of the acquisition of Columbus International, Inc. by C&W in 2015, we are required to dispose of our investment in TSTT by a deadline set by the Telecommunications Authority of Trinidad and Tobago, which was recently extended to December 31, 2018. During the third quarter of 2018, we recorded an impairment charge of $16 million due to a decline in the estimated fair value of this investment. The impairment charge is included in other income (expense), net, in our condensed consolidated statement of operations. As of September 30, 2018 and December 31, 2017, the carrying values of our investment in TSTT were $77 million and $93 million, respectively. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

(8)	Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill during the nine months ended September 30, 2018 are set forth below:

	January 1, 2018	Foreign currency translation adjustments and other	September 30, 2018
	in millions

C&W	$4,962.5	$(101.3)	$4,861.2
VTR	433.4	(27.4)	406.0
Liberty Puerto Rico	277.7	—	277.7
Total	$5,673.6	$(128.7)	$5,544.9

Based on the results of our prior-year goodwill impairment test, a hypothetical decline of 20% or more in the fair value of C&W reporting units that carry a goodwill balance or the Liberty Puerto Rico reporting unit could result in the need to record additional goodwill impairment charges. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors, including macro-economic and demographic trends, were to cause C&W’s or Liberty Puerto Rico’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill, cable television franchise rights and, to a lesser extent, other long-lived assets of these entities.

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2018	December 31, 2017
	in millions

Distribution systems	$4,064.0	$3,878.4
Customer premises equipment	1,551.7	1,382.8
Support equipment, buildings and land	1,368.3	1,306.3
	6,984.0	6,567.5
Accumulated depreciation	(2,801.4)	(2,398.3)
Total	$4,182.6	$4,169.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

During the nine months ended September 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $40 million and $47 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	September 30, 2018	December 31, 2017
	in millions
Gross carrying amount:
Customer relationships	$1,444.2	$1,415.1
Licenses and other	180.6	199.8
Total gross carrying amount	1,624.8	1,614.9
Accumulated amortization:
Customer relationships	(456.3)	(284.2)
Licenses and other	(22.7)	(14.5)
Total accumulated amortization	(479.0)	(298.7)
Net carrying amount	$1,145.8	$1,316.2

Impairment Charges Associated with Hurricanes

In September 2017, certain of our operations in the Caribbean were severely impacted by Hurricanes Irma and Maria, with the most extensive damage occurring in Puerto Rico and certain of C&W’s markets. As a result of the damage caused by these hurricanes, we recorded impairment charges to reduce the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets during the third quarter of 2017, as set forth in the table below.

	C&W	Liberty Puerto Rico	Total
	in millions

Goodwill (a)	$117.3	$120.9	$238.2
Property and equipment (b)	18.3	42.0	60.3
Other indefinite-lived intangible assets (c)	—	44.1	44.1
Total	$135.6	$207.0	$342.6

(a)
We concluded that the goodwill impairment charges were necessary to reduce the carrying values of Liberty Puerto Rico and certain C&W reporting units to their respective estimated fair values at September 30, 2017.

(b)	Amounts represent estimated impairments recorded in order to write-off the net carrying amount of certain property and equipment that was damaged beyond repair.

(c)	We concluded that an impairment charge was necessary to reduce the carrying value of Liberty Puerto Rico’s cable television franchise rights to their estimated fair value at September 30, 2017.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(9)	Debt and Capital Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2018			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

		in millions

C&W Credit Facilities	5.27%	$760.0	$760.0	$2,214.4	$2,216.4	$2,204.8	$2,212.2
C&W Notes	7.08%	—	—	1,677.9	1,749.7	1,641.3	1,648.4
VTR Finance Senior Secured Notes	6.88%	—	—	1,422.9	1,479.6	1,400.0	1,400.0
VTR Credit Facilities	6.47%	(d)	230.7	264.3	—	264.9	—
LPR Bank Facility	6.14%	—	—	963.5	951.8	982.5	982.5
Vendor financing (e)	4.74%	—	—	154.7	137.4	154.7	137.4
Total debt before premiums, discounts and deferred financing costs	6.22%		$990.7	$6,697.7	$6,534.9	$6,648.2	$6,380.5

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	September 30, 2018	December 31, 2017
	in millions

Total debt before premiums, discounts and deferred financing costs	$6,648.2	$6,380.5
Premiums, discounts and deferred financing costs, net	(33.6)	(26.5)
Total carrying amount of debt	6,614.6	6,354.0
Capital lease obligations	15.2	17.5
Total debt and capital lease obligations	6,629.8	6,371.5
Less: Current maturities of debt and capital lease obligations	(381.7)	(263.3)
Long-term debt and capital lease obligations	$6,248.1	$6,108.2

(a)
Represents the weighted average interest rate in effect at September 30, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.3% at September 30, 2018. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2018, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2018 compliance reporting requirements. At September 30, 2018, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
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

(e)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $119 million and $57 million for the nine months ended September 30, 2018 and 2017, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and capital lease obligations in our condensed consolidated statements of cash flows.

2018 Financing Transactions
C&W
On January 6, 2018, C&W Panama entered into a $100 million principal amount term loan facility that bears interest at 4.35%, payable on a quarterly basis, and matures in January 2023. The proceeds from the term loan were primarily used to repay existing C&W Panama debt.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

The details of our borrowings under the C&W Credit Facilities as of September 30, 2018 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

C&W Term Loan B-4 Facility (b)	January 31, 2026	LIBOR + 3.25%	$1,875.0	$—	$1,875.0	$1,869.7
C&W Revolving Credit Facility	June 30, 2023	LIBOR + 3.25%	$625.0	625.0	—	—
C&W Regional Facilities	various dates ranging from 2019 to 2038	4.01% (c)	$464.8	135.0	329.8	328.5
Total				$760.0	$2,204.8	$2,198.2

(a)	Amounts are net of discounts and deferred financing costs, where applicable.

(b)	The C&W Term Loan B-4 Facility was issued at 99.875% of par and is subject to a LIBOR floor of 0.0%

(c)	Represents a weighted average rate for all C&W Regional Facilities.
VTR
In May 2018, VTR entered into (i) a CLP 141 billion ($215 million) floating-rate term loan facility (the VTR TLB-1 Facility) and (ii) a CLP 33 billion ($50 million) fixed-rate term loan facility (the VTR TLB-2 Facility and, together with the VTR TLB-1 Facility, the VTR Term Loan Facilities). In addition, VTR entered into new U.S. dollar and CLP revolving credit facilities (collectively, the VTR Revolving Credit Facilities and together with the VTR Term Loan Facilities, the VTR Credit Facilities). Upon closing of the VTR Revolving Credit Facilities, the previously existing VTR Credit Facility was cancelled.
The details of our borrowings under the VTR Credit Facilities as of September 30, 2018 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal amount
VTR Credit Facilities	Maturity	Interest rate	Borrowing currency		US $ equivalent	Borrowing currency		US $ equivalent	Carrying value
			in millions

VTR TLB-1 Facility	(a)	ICP (b) + 3.80%	CLP	—	$—	CLP	140,900.0	$214.5	$209.2
VTR TLB-2 Facility	May 23, 2023	7.000%	CLP	—	—	CLP	33,100.0	50.4	49.2
VTR RCF – A	May 23, 2023	TAB (c) + 3.35%	CLP	30,000.0	45.7	CLP	—	—	—
VTR RCF – B (d)	March 14, 2024	LIBOR + 2.75%		$185.0	185.0		$—	—	—
Total					$230.7			$264.9	$258.4

(a)
Under the terms of the credit agreement, VTR is obligated to repay 50% of the outstanding aggregate principal amount of the VTR TLB-1 Facility on November 23, 2022, with the remaining principal amount due on May 23, 2023, which represents the ultimate maturity date of the facility.

(b)	Índice de Cámara Promedio rate.

(c)	Tasa Activa Bancaria rate.

(d)	Includes a $1 million credit facility that matures on May 23, 2023.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Maturities of Debt
Maturities of our debt as of September 30, 2018 are presented below. Such amounts represent U.S. dollar equivalents based on September 30, 2018 exchange rates:

	C&W	VTR	Liberty Puerto Rico	Consolidated
	in millions
Years ending December 31:
2018 (remainder of year)	$44.0	$38.8	$—	$82.8
2019	242.6	62.6	—	305.2
2020	23.9	—	40.0	63.9
2021	124.0	—	—	124.0
2022	764.1	107.3	850.0	1,721.4
2023	120.3	157.6	92.5	370.4
Thereafter	2,580.5	1,400.0	—	3,980.5
Total debt maturities	3,899.4	1,766.3	982.5	6,648.2
Premiums, discounts and deferred financing costs, net	6.4	(30.6)	(9.4)	(33.6)
Total debt	$3,905.8	$1,735.7	$973.1	$6,614.6
Current portion	$269.8	$101.4	$—	$371.2
Noncurrent portion	$3,636.0	$1,634.3	$973.1	$6,243.4

Subsequent Events
For information regarding certain financing-related transactions completed subsequent to September 30, 2018, see note 18.

(10)	Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For interim tax reporting, we estimate an annual effective tax rate, which is applied to year-to-date ordinary income or loss. The tax effect of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
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
Income tax benefit (expense) was ($28 million) and $6 million during the three months ended September 30, 2018 and 2017, respectively, and ($86 million) and ($38 million) during the nine months ended September 30, 2018 and 2017, respectively. This represents an effective income tax rate of 306.6% and 1.6% for the three months ended September 30, 2018 and 2017, respectively, and (603.5%) and (12.0%) for the nine months ended September 30, 2018 and 2017, respectively, including items treated discretely.
For the three and nine months ended September 30, 2018, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, non-deductible expenses, increases in valuation allowances and changes in uncertain tax positions. These negative impacts to our effective tax rates were partially offset by the beneficial effects of non-taxable income and adjustments for inflation.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

For the three months ended September 30, 2017, the income tax benefit attributable to our loss before income taxes differs from the amount computed using the statutory tax rate, primarily due to the net detrimental effects of goodwill impairments, non-deductible expenses, increase in valuation allowances and international rate differences. For the nine months ended September 30, 2017, the income tax expense attributable to our loss before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of goodwill impairments, non-deductible expenses, increase in valuation allowances and foreign exchange translation. The negative impacts of these items were partially offset by the beneficial effects of enacted changes in tax law and the recognition of previously unrecognized tax benefits.

(11)	Equity
In December 2017, and in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by hurricanes during September 2017, the LPR Credit Agreements were amended to provide for, among other things, an equity commitment of up to $60 million (the LCPR Equity Commitment) from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund potential liquidity shortfalls. During the nine months ended September 30, 2018, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from investment funds affiliated with Searchlight Capital Partners, L.P. (Searchlight). The capital contributions from Searchlight are included in our condensed consolidated statement of equity as an increase to noncontrolling interests.
During the nine months ended September 30, 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3% by acquiring 1,727,047,174 of the issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD $1.45 per share or JMD $2,504 million ($20 million at the transaction dates) of paid consideration.
During September 2017, we increased our ownership in Cable & Wireless (Barbados) Limited (C&W Barbados) from 81.1% to 100% by acquiring all of the issued and outstanding common shares of C&W Barbados that we did not already own (C&W Barbados NCI Acquisition) for which $30 million (equivalent at the transaction date) was paid as of September 30, 2017.

(12)	Related-party Transactions
Prior to the consummation of the Split-Off, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon completion of the Split-Off, these amounts were replaced by fees, pursuant to the Split-Off Agreements, as further described below.

The following table provides details of our significant related-party balances:

	September 30, 2018	December 31, 2017
	in millions
Assets:
Current assets – related-party receivables (a)	$3.8	$4.2
Income tax receivable (b)	3.8	—
Total assets	$7.6	$4.2

Current liabilities:
Accounts payable (c)	$12.0	$0.4
Other accrued and current liabilities (d)	5.4	1.0
Total current liabilities	$17.4	$1.4

(a)	Represents non-interest bearing receivables due from certain Liberty Global subsidiaries.

(b)
Represents the benefit of related-party tax allocations, which arise from the estimated utilization of certain net operating losses of Liberty Latin America that are included in Liberty Global’s U.S. consolidated income tax filing for the period preceding the Split-Off.

(c)	Represents non-interest bearing payables to certain Liberty Global subsidiaries.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(d)	Represents other accrued and current liabilities to certain Liberty Global subsidiaries.
Related-Party Transactions After the Split-Off

Split-Off Agreements
In connection with the Split-Off, Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries entered into the Split-Off Agreements. During the three and nine months ended September 30, 2018, we incurred $3 million and $7 million, respectively, of expenses associated with the Split-Off Agreements. Additionally, we acquired $10 million of capital assets during the nine months ended September 30, 2018 pursuant to the Services Agreement. The following summarizes the material agreements:

•
a reorganization agreement (the Reorganization Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Global and Liberty Latin America with respect to and resulting from the Split-Off;

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

Other Transactions

In May of 2018, we purchased an aircraft from a subsidiary of Liberty Global for $8 million, which is included in property and equipment, net, in our condensed consolidated balance sheet.

Our related-party transactions prior to the Split-Off are as follows:

	Three months ended September 30,	Nine months ended September 30,
	2017
	in millions

Revenue	$—	$4.0
Allocated share-based compensation expense	(3.6)	(10.2)
Charges from Liberty Global	(3.0)	(9.0)
Included in operating income	(6.6)	(15.2)
Interest income	—	1.5
Allocated tax expense	(10.8)	(6.9)
Included in net loss	$(17.4)	$(20.6)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Revenue. Amount primarily represents revenue from the Carve-out Entities for (i) management services C&W provided to the Carve-out Entities to operate and manage their business under a management services agreement and (ii) products and services that C&W provided to the Carve-out Entities in the normal course of business. The services provided to the Carve-out Entities were provided at the direction of, and subject to the ultimate control and oversight of, the Carve-out Entities. As discussed in note 4, C&W acquired the Carve-out Entities on April 1, 2017.
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

(13)	Restructuring Liabilities
A summary of changes in our restructuring liability during the nine months ended September 30, 2018 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$6.2	$25.4	$31.6
Restructuring charges	31.4	5.6	37.0
Cash paid	(21.6)	(7.2)	(28.8)
Foreign currency translation adjustments	—	(1.6)	(1.6)
Restructuring liability as of September 30, 2018	$16.0	$22.2	$38.2

Current portion	$16.0	$12.8	$28.8
Noncurrent portion	—	9.4	9.4
Total	$16.0	$22.2	$38.2

Our restructuring charges during the nine months ended September 30, 2018 primarily relate to employee severance and termination costs associated with reorganization programs at C&W.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(14)    Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
Included in:
Other operating expense	$0.2	$(0.1)	$0.4	$0.5
SG&A expense	11.4	3.4	26.4	11.4
Total	$11.6	$3.3	$26.8	$11.9

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America shares held by our employees as of September 30, 2018:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	2,535,735	$22.90	5.9
Exercisable	437,272	$30.50	4.2
Class C common shares:
Outstanding	5,134,022	$22.90	5.8
Exercisable	937,201	$30.83	4.0

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	229,332	2.8
Class C common shares	458,556	2.8
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	490,277	1.7
Class C common shares	980,561	1.7

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

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
During the nine months ended September 30, 2018, we granted SARs with respect to 1,624,186 Class A common shares and 3,248,371 Class C common shares, which have weighted average exercise prices of $19.71 and $19.41, respectively, and weighted average grant-date fair values of $7.03 and $7.06, respectively. We also granted RSUs during the nine months ended September 30, 2018 with respect to 144,919 Class A common shares and 289,838 Class C common shares, which have weighted average grant-date fair values of $18.66 per share and $18.28 per share, respectively.
Performance Awards

The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees.

Equity awards are granted to executive officers and key employees based on a target annual equity value for each executive and key employee, of which approximately two-thirds would be delivered in the form of PSUs and approximately one-third in the form of an annual award of SARs. Each currently-outstanding PSU represents the right to receive one Liberty Latin America Class A or Class C common share, as applicable, subject to performance and vesting.

In July 2018, executive officers and key employees were granted PSUs (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) of our Adjusted OIBDA (as defined in note 17) during the two-year period ended December 31, 2019. The performance target will be adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (Adjusted OIBDA CAGR) and the participant’s annual performance ratings. As we use the term, the 2018 PSUs require delivery of a specified Adjusted OIBDA CAGR during the two-year performance period, with over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% or more of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on each of April 1, 2020 and October 1, 2020.

During the nine months ended September 30, 2018, we granted PSUs with respect to 330,386 Class A common shares and 660,772 Class C common shares, which were granted with a weighted average grant-date fair value of $19.48 and $19.62, respectively.

(15)	Earnings (Loss) per Share
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

	Three months ended September 30,		Nine months ended September 30,
	2018 (a)	2017 (b)	2018 (a)	2017 (b)

Weighted average shares outstanding - basic and dilutive	171,378,608	171,304,720	171,299,958	172,051,945

(a)	Represents the weighted average number of Liberty Latin America shares outstanding during the period, as this period occurred after the Split-Off.

(b)
Represents the weighted average number of LiLAC Shares (as defined in note 1) outstanding during the period, as this period occurred prior to the Split-Off. Amount was used for both basic and dilutive EPS, as no Company equity awards were outstanding prior to the Split-Off.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

We reported losses attributable to Liberty Latin America shareholders during the three and nine months ended September 30, 2018, respectively. As a result, the potentially dilutive effect at September 30, 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 13.2 million and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 2.1 million. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.
For information regarding Liberty Latin America Class C common shares issued subsequent to September 30, 2018, see note 18.

(16)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2018:

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Programming commitments	$47.8	$63.2	$24.8	$16.9	$2.0	$1.4	$0.7	$156.8
Network and connectivity commitments	39.6	80.4	28.5	19.3	15.6	15.0	27.5	225.9
Purchase commitments	107.5	51.7	31.8	3.9	1.6	0.5	—	197.0
Operating leases (a)	11.3	33.1	27.1	20.5	17.2	13.6	35.7	158.5
Other commitments (a)	6.4	1.4	1.1	0.8	0.8	0.9	7.6	19.0
Total (b)	$212.6	$229.8	$113.3	$61.4	$37.2	$31.4	$71.5	$757.2

(a)	Amounts include certain operating lease commitments and commitments under the Sublease Agreement and the Facilities Sharing Agreement, as further described in note 12.

(b)	The commitments included in this table do not reflect any liabilities that are included in our September 30, 2018 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $295 million and $308 million during the nine months ended September 30, 2018, and 2017, respectively.
Network and connectivity commitments include (i) domestic network service agreements with certain other telecommunications companies, (ii) VTR’s mobile virtual network operator (MVNO) agreement, and (iii) network-related operating leases. The amounts reflected in the above table with respect to our MVNO commitment represents fixed minimum amounts payable under this agreement and, therefore, may be significantly less than the actual amounts VTR ultimately pays in these periods.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2018 and 2017, see note 5.
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

(17)	Segment Reporting
We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets. We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures, such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth, as appropriate.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income (loss) before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. As further described in note 2, effective January 1, 2018, we adopted ASU 2017-07, which resulted in the reclassification of certain pension-related credits from SG&A to non-operating income (expense) in our condensed consolidated statements of operations. As a result of the adoption, we have presented pension-related credits in other income (expense), net, in our condensed consolidated statements of operations that aggregated $3 million and $5 million during the three months ended September 30, 2018 and 2017, respectively, and $10 million and $11 million during the nine months ended September 30, 2018 and 2017, respectively. Effective December 31, 2017, we include certain charges previously allocated to us by Liberty Global in the calculation of Adjusted OIBDA. These charges represent fees for certain services provided to us and totaled $3 million and $9 million during the three and nine months ended September 30, 2017, respectively. We believe changing the definition of Adjusted OIBDA to include these charges is meaningful given they represent operating costs we continue to incur subsequent to the Split-Off as a standalone public company. This change has been given effect for all periods presented. A reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes is presented below.
As of September 30, 2018, our reportable segments are as follows:
•C&W
•VTR
•Liberty Puerto Rico
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in those regions.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. As further described in note 18, in October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

C&W	$581.1	$578.9	$1,750.3	$1,737.2
VTR	245.9	242.2	769.9	702.6
Liberty Puerto Rico	99.6	88.6	241.7	303.6
Intersegment eliminations	(1.4)	(1.6)	(4.7)	(3.5)
Total	$925.2	$908.1	$2,757.2	$2,739.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

C&W	$226.5	$219.7	$679.2	$650.4
VTR	100.1	98.0	310.2	281.9
Liberty Puerto Rico	50.0	39.6	103.7	144.7
Corporate	(12.6)	(5.1)	(34.9)	(15.4)
Total	$364.0	$352.2	$1,058.2	$1,061.6

The following table provides a reconciliation of total Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Total Adjusted OIBDA	$364.0	$352.2	$1,058.2	$1,061.6
Share-based compensation expense	(11.6)	(3.3)	(26.8)	(11.9)
Depreciation and amortization	(204.8)	(199.7)	(614.7)	(586.5)
Impairment, restructuring and other operating items, net	(8.8)	(354.9)	(55.4)	(378.7)
Operating income (loss)	138.8	(205.7)	361.3	84.5
Interest expense	(110.2)	(99.3)	(322.1)	(289.8)
Realized and unrealized gains (losses) on derivative instruments, net	8.9	(78.6)	82.5	(115.1)
Foreign currency transaction gains (losses), net	(16.4)	43.5	(121.1)	41.2
Losses on debt modification and extinguishment	—	(25.8)	(13.0)	(53.6)
Other income (expense), net	(12.0)	4.4	(1.9)	13.4
Earnings (loss) before income taxes	$9.1	$(361.5)	$(14.3)	$(319.4)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows.

	Nine months ended September 30,
	2018	2017
	in millions

C&W	$262.3	$280.6
VTR	164.9	157.3
Liberty Puerto Rico	139.5	65.6
Corporate	14.7	—
Total property and equipment additions	581.4	503.5
Assets acquired under capital-related vendor financing arrangements	(40.4)	(47.2)
Assets acquired under capital leases	(3.6)	(3.7)
Changes in current liabilities related to capital expenditures	55.6	(5.1)
Total capital expenditures	$593.0	$447.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
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

	Three months ended September 30, 2018
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (a):
Video	$43.0	$94.0	$32.2	$—	$169.2
Broadband internet	57.1	92.0	36.0	—	185.1
Fixed-line telephony	25.0	29.3	5.1	—	59.4
Total subscription revenue	125.1	215.3	73.3	—	413.7
Non-subscription revenue (b)	18.0	5.6	4.0	—	27.6
Total residential fixed revenue	143.1	220.9	77.3	—	441.3
Residential mobile revenue:
Subscription revenue (a)	148.0	15.4	—	—	163.4
Non-subscription revenue (c)	20.8	3.1	—	—	23.9
Total residential mobile revenue	168.8	18.5	—	—	187.3
Total residential revenue	311.9	239.4	77.3	—	628.6
B2B revenue:
Subscription revenue	—	6.4	5.8	—	12.2
Non-subscription revenue (d)	207.6	0.1	4.3	(1.4)	210.6
Sub-sea network revenue (e)	61.6	—	—	—	61.6
Total B2B revenue	269.2	6.5	10.1	(1.4)	284.4
Other revenue (f)	—	—	12.2	—	12.2
Total	$581.1	$245.9	$99.6	$(1.4)	$925.2

(a)	Residential fixed and mobile subscription revenue includes amounts received from subscribers for ongoing services.

(b)	Residential fixed non-subscription revenue includes, among other items, interconnect and advertising revenue.

(c)	Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices.

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

(f)
Other revenue for the 2018 periods includes $11 million received by Liberty Puerto Rico from the FCC, which was granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

	Three months ended September 30, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$42.7	$92.4	$34.7	$—	$169.8
Broadband internet	50.9	87.5	35.0	—	173.4
Fixed-line telephony	28.8	33.8	5.8	—	68.4
Total subscription revenue	122.4	213.7	75.5	—	411.6
Non-subscription revenue	17.7	7.2	4.2	—	29.1
Total residential fixed revenue	140.1	220.9	79.7	—	440.7
Residential mobile revenue:
Subscription revenue	164.6	14.7	—	—	179.3
Non-subscription revenue	20.4	2.4	—	—	22.8
Total residential mobile revenue	185.0	17.1	—	—	202.1
Total residential revenue	325.1	238.0	79.7	—	642.8
B2B revenue:
Subscription revenue	—	4.2	3.7	—	7.9
Non-subscription revenue	199.7	—	3.5	(1.6)	201.6
Sub-sea network revenue	54.1	—	—	—	54.1
Total B2B revenue	253.8	4.2	7.2	(1.6)	263.6
Other revenue	—	—	1.7	—	1.7
Total	$578.9	$242.2	$88.6	$(1.6)	$908.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

	Nine months ended September 30, 2018
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$128.9	$293.4	$85.3	$—	$507.6
Broadband internet	167.2	284.8	93.7	—	545.7
Fixed-line telephony	77.8	96.0	13.2	—	187.0
Total subscription revenue	373.9	674.2	192.2	—	1,240.3
Non-subscription revenue	50.3	19.4	9.1	—	78.8
Total residential fixed revenue	424.2	693.6	201.3	—	1,319.1
Residential mobile revenue:
Subscription revenue	454.2	47.7	—	—	501.9
Non-subscription revenue	64.5	10.0	—	—	74.5
Total residential mobile revenue	518.7	57.7	—	—	576.4
Total residential revenue	942.9	751.3	201.3	—	1,895.5
B2B revenue:
Subscription revenue	—	18.2	15.2	—	33.4
Non-subscription revenue	624.4	0.4	11.3	(4.7)	631.4
Sub-sea network revenue	183.0	—	—	—	183.0
Total B2B revenue	807.4	18.6	26.5	(4.7)	847.8
Other revenue	—	—	13.9	—	13.9
Total	$1,750.3	$769.9	$241.7	$(4.7)	$2,757.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

	Nine months ended September 30, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$122.9	$268.1	$120.1	$—	$511.1
Broadband internet	156.0	253.4	116.9	—	526.3
Fixed-line telephony	86.2	101.3	18.5	—	206.0
Total subscription revenue	365.1	622.8	255.5	—	1,243.4
Non-subscription revenue	54.2	20.8	16.1	—	91.1
Total residential fixed revenue	419.3	643.6	271.6	—	1,334.5
Residential mobile revenue:
Subscription revenue	485.0	40.5	—	—	525.5
Non-subscription revenue	61.9	7.7	—	—	69.6
Total residential mobile revenue	546.9	48.2	—	—	595.1
Total residential revenue	966.2	691.8	271.6	—	1,929.6
B2B revenue:
Subscription revenue	—	10.4	17.2	—	27.6
Non-subscription revenue	612.4	0.4	10.6	(3.5)	619.9
Sub-sea network revenue	158.6	—	—	—	158.6
Total B2B revenue	771.0	10.8	27.8	(3.5)	806.1
Other revenue	—	—	4.2	—	4.2
Total	$1,737.2	$702.6	$303.6	$(3.5)	$2,739.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Geographic Segments
The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
C&W (a):
Panama	$149.1	$155.0	$451.0	$462.8
Networks & LatAm (b)	97.1	88.2	288.9	255.9
Jamaica	93.8	89.0	276.6	260.5
The Bahamas	55.2	62.8	177.0	201.0
Trinidad and Tobago	42.4	38.6	124.0	119.1
Barbados	38.8	41.1	116.3	122.7
Other (c)	104.7	104.2	316.5	315.2
Total C&W	581.1	578.9	1,750.3	1,737.2
Chile	245.9	242.2	769.9	702.6
Puerto Rico	99.6	88.6	241.7	303.6
Intersegment eliminations	(1.4)	(1.6)	(4.7)	(3.5)
Total	$925.2	$908.1	$2,757.2	$2,739.9

(a)	Except as otherwise noted, the amounts presented for each C&W jurisdiction include revenue from residential and B2B operations.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

(18)	Subsequent Events
Financing Transactions
C&W. In October 2018, C&W Senior Financing Designated Activity Company (C&W Senior Financing) issued $500 million principal amount of 7.5% senior notes, due October 15, 2026 (the 2026 C&W Senior Notes). Interest on the 2026 C&W Senior Notes is payable semi-annually on April 15 and October 15. C&W Senior Financing is a special purpose financing entity that is 100% owned by a third-party, created for the primary purpose of facilitating certain debt offerings. C&W is required to consolidate C&W Senior Financing as a result of the variable interests created by debt issued by C&W Senior Financing to C&W, for which C&W is considered the primary beneficiary.
C&W Senior Financing used the proceeds from the 2026 C&W Senior Notes to fund a new term loan (the C&W Financing Loan B) with Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, as borrower and together with certain other C&W subsidiaries as guarantors. The call provisions, maturity and applicable interest rate for the C&W Financing Loan B are the same as those for the 2026 C&W Senior Notes. C&W Senior Financing’s obligations under the 2026 C&W Senior Notes are secured by interests over (i) certain of C&W Senior Financing’s bank accounts and (ii) C&W Senior Financing’s rights under the C&W Financing Loan B. C&W Senior Financing is dependent upon payments from C&W in order to service its payment obligations under the 2026 C&W Senior Notes.
Subject to the circumstances described below, the 2026 C&W Senior Notes are non-callable until October 15, 2021. At any time prior to October 15, 2021, Sable and C&W Senior Financing may redeem some or all of the 2026 C&W Senior Notes by paying a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to October 15, 2021 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points. In addition, at any time prior to October 15, 2021, subject to certain restrictions (as specified in the indenture), up to 40% of the 2026 C&W Senior Notes may be redeemed with the net proceeds of one or more specified equity offerings at a redemption price equal to 107.500% of the principal amount of the 2026 C&W Senior Notes redeemed, plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the redemption date.
Sable and C&W Senior Financing may redeem some or all of the 2026 C&W Senior Notes at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date:

Redemption price
12-month period commencing October 15:
2021	103.750%
2022	101.875%
2023 and thereafter	100.000%

Tender Offer – 2019 C&W Senior Notes. On October 15, 2018, C&W launched a tender offer to repurchase, for cash, any and all of its outstanding 2019 C&W Senior Notes (the Tender Offer). The price of the Tender Offer was 103% of the principal amount of the bonds tendered, plus accrued and unpaid interest up to, but not including, the payment date. Pursuant to the Tender Offer, which was completed on October 31, 2018, we paid total consideration of £68 million ($87 million at the transaction date), including accrued interest of £3 million ($4 million at the transaction date), for 43.0% of the outstanding 2019 C&W Senior Notes and cancelled the 2019 C&W Senior Notes that were tendered.
Redemption – Sable Senior Notes. On November 2, 2018, we redeemed $275 million of aggregate principal amount of the Sable Senior Notes for total consideration of $294 million, including (i) the 105.156% redemption price and (ii) accrued and unpaid interest on the redeemed notes.
VTR. In October 2018, VTR redeemed $140 million of aggregate principal amount of the VTR Finance Senior Secured Notes for total consideration of $147 million, including (i) the 103% redemption price and (ii) accrued and unpaid interest on the redeemed notes.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2018
(unaudited)

Cabletica. In connection with the completion of the Cabletica Acquisition, Cabletica entered into (i) a $54 million principal amount term loan facility (the Cabletica Term Loan B-1 Facility) at LIBOR plus 5.0%, due 50% on April 5, 2023 and the remaining principal due on October 5, 2023, (ii) a CRC 43 billion ($74 million) principal amount term loan facility (the Cabletica Term Loan B-2 Facility) at the Tasa Básica Pasiva rate plus 6.0%, due 50% on April 5, 2023 and the remaining principal due on October 5, 2023, and (iii) a $15 million revolving credit facility (the Cabletica Revolving Credit Facility) at LIBOR plus 4.3%, due on October 5, 2023 (collectively, the Cabletica Credit Facilities).
LPR NCI Acquisition
On October 17, 2018, we acquired the remaining 40% partnership interests in Liberty Puerto Rico from Searchlight in exchange for 9,500,000 unregistered Liberty Latin America Class C common shares (the LPR NCI Acquisition). In connection with the LPR NCI Acquisition (i) we entered into a registration rights agreement with Searchlight related to the Class C common shares and (ii) Searchlight is subject to certain restrictions regarding the transfer of the shares issued in the transaction for a period of up to two years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2017 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2018.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2018; the anticipated rate and cost of our recovery in certain markets from the impact of Hurricanes Maria and Irma; our property and equipment additions in 2018; subscriber growth and retention rates; competitive, regulatory and economic factors; the timing and impacts of proposed transactions; anticipated changes in our revenue, costs or growth rates; our liquidity; credit risks; foreign currency risks; target leverage levels; compliance with debt covenants; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2017 Form 10-K and updated under Item 1A. Risk Factors in Part II of our June 30, 2018 Quarterly Report on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
changes in consumer viewing preferences and habits, including on mobile devices that function on various operating systems and specifications, limited bandwidth, and different processing power and screen sizes;

•
customer acceptance of our existing service offerings, including our video, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors;

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

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in other countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

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

Overview
General
We are an international provider of video, broadband internet, fixed-line telephony and mobile services. We provide residential and B2B communications services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile through VTR and (iii) Puerto Rico through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its sub-sea and terrestrial fiber optic cable networks that connect over 40 markets in those regions.
Operations
At September 30, 2018, except as further described below under “Hurricane Impact Update” relating to C&W, we (i) owned and operated networks that passed 6,556,000 homes and served 5,280,200 revenue generating units (RGUs), comprising 2,203,000 broadband internet subscribers, 1,705,700 video subscribers and 1,371,500 fixed-line telephony subscribers and (ii) served 3,510,200 mobile subscribers. For information relating to non-organic adjustments at Liberty Puerto Rico, see below.
Hurricane Impact Update
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment (collectively, the Impacted Markets).
At the time of Hurricanes Irma and Maria, we maintained an integrated group property and business interruption insurance program covering all of our markets, including the Impacted Markets, with a limit of up to $75 million per occurrence, which is generally subject to $15 million per occurrence of self-insurance. Although we are continuing to assess the alternatives under this insurance policy, we currently believe that the hurricanes will result in at least two occurrences. This policy is subject to the normal terms and conditions applicable to this type of insurance. We expect that the insurance recovery will only cover a portion of the incurred losses of each of our impacted businesses. As of September 30, 2018, we have received net advance payments from our third-party insurance provider totaling $50 million, of which $45 million was provided to Liberty Puerto Rico and $5 million was provided to C&W. Until such claims are legally settled, the net advance payments are included in other accrued and current liabilities in our condensed consolidated balance sheet.
Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricane Maria and, to a lesser extent Hurricane Irma, was extensive and widespread. In connection with these hurricanes, we experienced adverse impacts to the revenue, Adjusted OIBDA and RGUs of Liberty Puerto Rico during 2018 and the second half of 2017. As of September 30, 2018, we completed our restoration of Liberty Puerto Rico’s broadband communications network. In connection with our restoration work, we incurred approximately $142 million in property and equipment additions. As of September 30, 2018, we are providing service to 698,600 RGUs, as compared with 803,500 RGUs at August 31, 2017. Contributing to this decline in RGUs are non-organic adjustments totaling 57,200 RGUs that represent subscribers in areas where we have not restored the network.
In terms of liquidity for Liberty Puerto Rico, the cash provided by its operations was a significant source of pre-hurricane liquidity. As a result of the hurricane impacts, we did not generate positive cash from operations, inclusive of capital expenditures, at Liberty Puerto Rico until the three months ended September 30, 2018. In this regard, Liberty Puerto Rico’s liquidity needs following the hurricanes have been funded by (i) $45 million of the LCPR Equity Commitment received during 2018, (ii) insurance advances totaling $50 million ($45 million through a third-party insurance provider and the remainder through a captive insurance subsidiary) and (iii) beginning in the third quarter of 2018, cash from operations, inclusive of capital expenditures. Future liquidity sources may include further insurance proceeds, the remaining portion of the LCPR Equity Commitment through December 31, 2018 of up to $15 million, and cash from operations. For additional information regarding the LCPR Equity Commitment, see Material Changes in Financial Condition below. While no assurance can be given as to the ultimate amount or timing of liquidity to be received from insurance proceeds, we expect these existing and potential sources of liquidity will be sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next twelve months.
C&W. C&W offers services over fixed and mobile networks, and portions of these networks in C&W’s Impacted Markets were significantly damaged as a result of the hurricanes. The most notable markets that continue to be impacted are the British Virgin Islands and Dominica. As of September 30, 2018, mobile services have been restored and we are in the final stages of restoring services to our fixed-line customers in these markets. As we are currently in the process of finalizing the subscriber count, which we expect to complete before December 31, 2018, we remain unable to accurately estimate our subscriber numbers as of September 30, 2018. Accordingly, the September 30, 2018 subscriber numbers reflect subscriber amounts as of August 31, 2017, as adjusted through September 30, 2018 for (i) net voluntary disconnects and (ii) disconnects related to customers whose accounts are delinquent. Additionally, for C&W’s Impacted Markets, we are unable to accurately estimate our homes passed numbers as of September 30, 2018.
We currently estimate that approximately $50 million of property and equipment additions will be required to restore nearly all of the damaged networks in C&W’s Impacted Markets, of which approximately $40 million has been incurred following the hurricanes through September 30, 2018. The negative impacts of the hurricanes are declining as the networks are restored and customers are reconnected, and we do not expect there to be a material impact from the hurricanes on C&W’s revenue and Adjusted OIBDA during the remainder of 2018.
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
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during 2018 was to the Chilean peso, as 26.6% of our revenue during the three months ended September 30, 2018 was derived from VTR, whose functional currency is the Chilean peso. In addition, our operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
The amounts presented and discussed below represent 100% of the revenue and Adjusted OIBDA of each reportable segment and our corporate operations, as further discussed in note 17 to our condensed consolidated financial statements. As we have the ability to control Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. As further described in note 18 to our condensed consolidated financial statements, in October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of Liberty Puerto Rico and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
Prior to the Split-Off, Liberty Global allocated a portion of their corporate function costs to us, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Such costs were not intended to reflect the costs of operating as a standalone public company. Accordingly, our corporate-related SG&A costs have increased significantly during 2018, as compared with 2017, as a result of operating as a standalone company and incurring certain public company-related costs. These costs include executive, employee and board of directors expenses; insurance; costs related to the compliance with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002); and costs for financial reporting, tax administration, human resources functions and centralization of certain other corporate functions. These increases in costs are inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 12 to our condensed consolidated financial statements.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Revenue

All of our reportable segments derive their revenue primarily from (i) residential communications services, including video, broadband internet and fixed-line telephony services, (ii) with the exception of Liberty Puerto Rico, residential mobile services, and (iii) B2B services. C&W also provides wholesale communication services over its sub-sea and terrestrial fiber optic cable networks. For detailed information regarding the composition of our reportable segments, see note 17 to our condensed consolidated financial statements.

While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable, (ARPU).

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. At Liberty Puerto Rico, variances in revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, were significantly impacted by Hurricanes Maria and Irma.

The following tables set forth revenue by reportable segment:

	Three months ended September 30,		Increase
	2018	2017	$	%
	in millions, except percentages

C&W	$581.1	$578.9	$2.2	0.4
VTR	245.9	242.2	3.7	1.5
Liberty Puerto Rico	99.6	88.6	11.0	12.4
Intersegment eliminations	(1.4)	(1.6)	0.2	N.M.
Total	$925.2	$908.1	$17.1	1.9

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$1,750.3	$1,737.2	$13.1	0.8
VTR	769.9	702.6	67.3	9.6
Liberty Puerto Rico	241.7	303.6	(61.9)	(20.4)
Intersegment eliminations	(4.7)	(3.5)	(1.2)	N.M.
Total	$2,757.2	$2,739.9	$17.3	0.6
N.M. — Not Meaningful.
Consolidated. The increases during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($13 million) and $28 million, respectively, attributable to the impacts of FX and an increase of $10 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of FX and the C&W Carve-out Acquisition, revenue increased (decreased) $30 million or 3.3% and ($20 million) or (0.7%), respectively. The organic increase for the three-month comparison includes increases of $12 million, $11 million and $7 million at VTR, Liberty Puerto Rico and C&W, respectively, as further discussed below. The organic decrease for the nine-month comparison primarily includes increases (decreases) of ($62 million), $38 million and $6 million at Liberty Puerto Rico, VTR and C&W, respectively, as further discussed below. In addition, during the third quarter of 2018, Liberty Puerto Rico received $11 million from the FCC, which positively impacted our revenue. For additional information regarding funding received during the third quarter of 2018, see notes 3 and 17 to our condensed consolidated financial statements.
As further described in notes 2 and 3 to our condensed consolidated financial statements, we adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The impacts to total revenue during the three and nine months ended September 30, 2018 were not material.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$43.0	$42.7	$0.3	0.7
Broadband internet	57.1	50.9	6.2	12.2
Fixed-line telephony	25.0	28.8	(3.8)	(13.2)
Total subscription revenue	125.1	122.4	2.7	2.2
Non-subscription revenue	18.0	17.7	0.3	1.7
Total residential fixed revenue	143.1	140.1	3.0	2.1
Residential mobile revenue:
Subscription revenue	148.0	164.6	(16.6)	(10.1)
Non-subscription revenue	20.8	20.4	0.4	2.0
Total residential mobile revenue	168.8	185.0	(16.2)	(8.8)
Total residential revenue	311.9	325.1	(13.2)	(4.1)
B2B revenue:
Non-subscription revenue	207.6	199.7	7.9	4.0
Sub-sea network revenue	61.6	54.1	7.5	13.9
Total B2B revenue	269.2	253.8	15.4	6.1
Total	$581.1	$578.9	$2.2	0.4

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$128.9	$122.9	$6.0	4.9
Broadband internet	167.2	156.0	11.2	7.2
Fixed-line telephony	77.8	86.2	(8.4)	(9.7)
Total subscription revenue	373.9	365.1	8.8	2.4
Non-subscription revenue	50.3	54.2	(3.9)	(7.2)
Total residential fixed revenue	424.2	419.3	4.9	1.2
Residential mobile revenue:
Subscription revenue	454.2	485.0	(30.8)	(6.4)
Non-subscription revenue	64.5	61.9	2.6	4.2
Total residential mobile revenue	518.7	546.9	(28.2)	(5.2)
Total residential revenue	942.9	966.2	(23.3)	(2.4)
B2B revenue:
Non-subscription revenue	624.4	612.4	12.0	2.0
Sub-sea network revenue	183.0	158.6	24.4	15.4
Total B2B revenue	807.4	771.0	36.4	4.7
Total	$1,750.3	$1,737.2	$13.1	0.8

The details of the changes in C&W’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.1	$—	$8.1	$16.2	$—	$16.2
ARPU (b)	(4.1)	—	(4.1)	(6.4)	—	(6.4)
Increase (decrease) in residential fixed non-subscription revenue (c)	—	0.5	0.5	—	(3.7)	(3.7)
Total increase (decrease) in residential fixed revenue	4.0	0.5	4.5	9.8	(3.7)	6.1
Increase (decrease) in residential mobile revenue (d)	(15.3)	0.5	(14.8)	(30.2)	2.7	(27.5)
Increase in B2B non-subscription revenue (e)	—	10.4	10.4	—	11.0	11.0
Increase in B2B sub-sea network revenue (f)	—	6.9	6.9	—	16.0	16.0
Total organic increase (decrease)	(11.3)	18.3	7.0	(20.4)	26.0	5.6
Impact of the C&W Carve-out Acquisition	—	—	—	—	9.5	9.5
Impact of FX	(2.6)	(2.2)	(4.8)	(1.6)	(0.4)	(2.0)
Total	$(13.9)	$16.1	$2.2	$(22.0)	$35.1	$13.1

(a)	The increases are primarily attributable to higher broadband internet, video and fixed-line telephony RGUs.

(b)
The decrease for the three-month comparison is due to the net effect of (i) lower ARPU from fixed-line telephony and video services, (ii) higher ARPU from broadband internet services and (iii) an improvement in RGU mix. The decrease for the nine-month comparison is attributable to the net effect of (i) lower ARPU from fixed-line telephony and broadband internet services, (ii) an improvement in RGU mix and (iii) higher ARPU from video services. The three and nine-month comparisons also include the positive impact of $3 million in customer credits recorded during the third quarter of 2017 associated with service interruptions resulting from the hurricanes.

(c)	The decrease for the nine-month comparison is mostly due to lower interconnect revenue, primarily associated with lower volumes in Panama and Trinidad and Tobago.

(d)
The decreases in mobile subscription revenue are primarily attributable to (i) lower average subscribers in the Bahamas and Panama and (ii) lower ARPU from mobile services, as declines in Panama and the Bahamas were slightly offset for the nine-month comparison by increases in (a) the hurricane impacted markets, due to higher data usage, and (b) Jamaica. These decreases also include declines of $1 million and $4 million, respectively, from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements. The increase in mobile non-subscription revenue for the nine-month comparison is primarily attributable to the net impact of (i) higher revenue resulting from lower discounts on handset sales in Panama and (ii) lower revenue driven by decreased volumes of handset sales, primarily in Panama and the Bahamas. This increase also includes higher revenue of $2 million attributable to the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements.

(e)
The increases are primarily due to higher project-related revenue in managed services, largely driven by Networks & LatAm, Jamaica and individually insignificant changes across other C&W markets. These increases were slightly offset by (i) lower revenue from fixed-line services in Panama, the hurricane impacted markets and Barbados and (ii) lower revenue from mobile services in Panama.

(f)
The increases are primarily due to the net effect of (i) increases of $3 million and $9 million, respectively, from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements, (ii) increases from capacity sales on C&W’s sub-sea network to new and existing customers and (iii) a decrease for the nine-month comparison of $5 million associated with sub-sea revenue recognized on a cash basis related to services provided to a significant customer.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$94.0	$92.4	$1.6	1.7
Broadband internet	92.0	87.5	4.5	5.1
Fixed-line telephony	29.3	33.8	(4.5)	(13.3)
Total subscription revenue	215.3	213.7	1.6	0.7
Non-subscription revenue	5.6	7.2	(1.6)	(22.2)
Total residential fixed revenue	220.9	220.9	—	—
Residential mobile revenue:
Subscription revenue	15.4	14.7	0.7	4.8
Non-subscription revenue	3.1	2.4	0.7	29.2
Total residential mobile revenue	18.5	17.1	1.4	8.2
Total residential revenue	239.4	238.0	1.4	0.6
B2B revenue:
Subscription revenue	6.4	4.2	2.2	52.4
Non-subscription revenue	0.1	—	0.1	N.M.
Total B2B revenue	6.5	4.2	2.3	54.8
Total	$245.9	$242.2	$3.7	1.5

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$293.4	$268.1	$25.3	9.4
Broadband internet	284.8	253.4	31.4	12.4
Fixed-line telephony	96.0	101.3	(5.3)	(5.2)
Total subscription revenue	674.2	622.8	51.4	8.3
Non-subscription revenue	19.4	20.8	(1.4)	(6.7)
Total residential fixed revenue	693.6	643.6	50.0	7.8
Residential mobile revenue:
Subscription revenue	47.7	40.5	7.2	17.8
Non-subscription revenue	10.0	7.7	2.3	29.9
Total residential mobile revenue	57.7	48.2	9.5	19.7
Total residential revenue	751.3	691.8	59.5	8.6
B2B revenue:
Subscription revenue	18.2	10.4	7.8	75.0
Non-subscription revenue	0.4	0.4	—	—
Total B2B revenue	18.6	10.8	7.8	72.2
Total	$769.9	$702.6	$67.3	9.6
The details of the changes in VTR’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.5	$—	$2.5	$10.4	$—	$10.4
ARPU (b)	6.4	—	6.4	15.1	—	15.1
Decrease in residential fixed non-subscription revenue	—	(1.4)	(1.4)	—	(2.3)	(2.3)
Total increase (decrease) in residential fixed revenue	8.9	(1.4)	7.5	25.5	(2.3)	23.2
Increase in residential mobile revenue (c)	1.2	0.8	2.0	5.4	1.9	7.3
Increase (decrease) in B2B revenue (d)	2.4	0.1	2.5	7.2	(0.1)	7.1
Total organic increase (decrease)	12.5	(0.5)	12.0	38.1	(0.5)	37.6
Impact of FX	(8.0)	(0.3)	(8.3)	28.3	1.4	29.7
Total	$4.5	$(0.8)	$3.7	$66.4	$0.9	$67.3

(a)	The increases are attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)
The increases are due to the net effect of (i) higher ARPU from video services, (ii) improvements in RGU mix, (iii) higher ARPU from broadband internet services and (iv) lower ARPU from fixed-line telephony services.

(c)	The increases in mobile subscription revenue are due to higher average numbers of mobile subscribers partially offset by lower ARPU from mobile services.

(d)
The increases in subscription revenue are primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony small or home office (SOHO) RGUs. Contributing to these increases was the conversion of certain residential subscribers to SOHO customers.

Liberty Puerto Rico. Due to the significant impact of the hurricanes on the operations of our Liberty Puerto Rico segment, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the (i) three months ended September 30, 2018, June 30, 2018 and September 30, 2017, and (ii) nine months ended September 30, 2018 and 2017 is set forth below:

	Three months ended			Nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$32.2	$29.8	$34.7	$85.3	$120.1
Broadband internet	36.0	32.4	35.0	93.7	116.9
Fixed-line telephony	5.1	4.6	5.8	13.2	18.5
Total subscription revenue	73.3	66.8	75.5	192.2	255.5
Non-subscription revenue	4.0	3.4	4.2	9.1	16.1
Total residential fixed revenue	77.3	70.2	79.7	201.3	271.6
B2B revenue:
Subscription revenue	5.8	5.1	3.7	15.2	17.2
Non-subscription revenue	4.3	4.0	3.5	11.3	10.6
Total B2B revenue	10.1	9.1	7.2	26.5	27.8
Other revenue	12.2	1.0	1.7	13.9	4.2
Total	$99.6	$80.3	$88.6	$241.7	$303.6

Liberty Puerto Rico’s revenue increased (decreased) $11 million and ($62 million) during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes include an increase associated with $11 million received in August 2018 from the FCC. The FCC granted these funds to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. Excluding the impact of the FCC funding, revenue for the three-month comparison remained relatively flat as a decrease in revenue attributable to a lower average number of RGUs, as further explained in Overview above, was offset by an increase in revenue from SOHO and business data services. Excluding the impact of the FCC funding, the decrease in revenue for the nine-month comparison is primarily attributable to the hurricanes.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, (iii) B2B revenue and (iv) other revenue, each reflective of changes during the three months ended September 30, 2018, as compared to the three months ended June 30, 2018.

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.2	$—	$7.2
ARPU	(0.7)	—	(0.7)
Increase in residential fixed non-subscription revenue	—	0.6	0.6
Total increase in residential fixed revenue	6.5	0.6	7.1
Increase in B2B revenue	0.7	0.3	1.0
Increase in other revenue (b)	—	11.2	11.2
Total	$7.2	$12.1	$19.3

(a)
The increase is attributable to increases in broadband internet, video and fixed-line telephony RGUs resulting from our efforts to restore services to existing customers following the hurricanes and the provision of services to new customers. For additional information regarding our hurricane recovery efforts, see the discussion under Overview above.

(b)	The increase is mostly attributable to the receipt of $11 million from the FCC in August 2018, as further described above.

Programming and Other Direct Costs of Services
General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our enhanced video subscribers.
The following tables set forth programming and other direct costs of services by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$130.3	$128.1	$2.2	1.7
VTR	68.0	65.5	2.5	3.8
Liberty Puerto Rico	21.3	21.7	(0.4)	(1.8)
Intersegment eliminations	(1.3)	(1.8)	0.5	N.M.
Total	$218.3	$213.5	$4.8	2.2

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$390.7	$397.1	$(6.4)	(1.6)
VTR	208.9	190.1	18.8	9.9
Liberty Puerto Rico	57.5	76.3	(18.8)	(24.6)
Intersegment eliminations	(4.6)	(3.6)	(1.0)	N.M.
Total	$652.5	$659.9	$(7.4)	(1.1)

N.M. — Not Meaningful.
Consolidated. The changes in programming and other direct costs of services during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($4 million) and $7 million, respectively, attributable to the impacts of FX and an increase of $4 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of FX and the C&W Carve-out Acquisition, our programming and other direct costs of services increased (decreased) $9 million or 4.0% and ($19 million) or (2.8%), respectively. The organic changes primarily include a decline at Liberty Puerto Rico of $19 million for the nine-month comparison, increases at VTR of $5 million and $11 million, respectively, and an increase (decrease) at C&W of $4 million and ($10 million), respectively, as further discussed below.
C&W. The changes in C&W’s programming and other direct costs of services during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase of $4 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition and decreases of $2 million and $1 million, respectively, attributable to the impacts of FX. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s programming and other direct costs of services increased (decreased) $4 million or 2.9% and ($10 million) or (2.5%), respectively. These changes include the following factors:

•	A decrease in mobile handset costs of $8 million or 11.5% for the nine-month comparison, primarily due to lower volumes of mobile handset sales;

•	Decreases in programming and copyright costs of $2 million or 5.9% and $7 million or 6.1%, respectively, primarily due to lower content costs associated with renegotiated contracts;

•
Increases in interconnect and access costs of $4 million or 7.3% and $2 million or 1.3%, respectively, primarily due to (i) higher access costs associated with an increase in wholesale and managed services projects and (ii) for the three-month comparison, higher interconnect rates; and

•	Net increases resulting from other individually insignificant changes in other direct cost categories.
VTR. The increases in VTR’s programming and other direct costs of services during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($2 million) and $8 million, respectively, due to FX. Excluding the effects of FX, VTR’s programming and other direct costs of services increased $5 million or 7.3% and $11 million or 5.7%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $3 million or 6.9% and $6 million or 4.7%, respectively, primarily due to the net effect of (i) increases in certain premium and basic content costs resulting from rate increases, (ii) decreases in the foreign currency impact of programming contracts denominated in U.S. dollars, (iii) higher costs associated with video-on-demand and catch-up television and (iv) increases in subscribers and rates for certain premium channels; and

•
Increases in interconnect and access costs of $1 million or 7.9% and $3 million or 6.9%, respectively, primarily due to higher MVNO charges related to higher mobile traffic. Additionally, our interconnect costs remained flat, as the impacts of higher rates were mostly offset by lower call volumes.

Liberty Puerto Rico. Liberty Puerto Rico’s programming and other direct costs of services were $21 million and $22 million during the three months ended September 30, 2018 and 2017, respectively, and $58 million and $76 million during the nine months ended September 30, 2018 and 2017, respectively. The three months ended September 30, 2018 and 2017 include credits received from programming vendors stemming from Hurricanes Maria and Irma of $1 million and $4 million, respectively. The slight decrease in programming and other direct costs for the three-month comparison primarily reflects the impact of a lower average number of enhanced video subscribers of $3 million, largely offset by the impact of fewer credits received during the 2018 period. The nine months ended September 30, 2018 and 2017 include credits received from programming vendors stemming from Hurricanes Maria and Irma of $11 million and $4 million, respectively. The decrease in programming and other direct costs of services for the nine-month comparison reflects the combined impact of a lower average number of enhanced video subscribers of $11 million and higher credits received during the 2018 period.
Other Operating Expenses
General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.
The following tables set forth other operating expenses by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$106.0	$113.3	$(7.3)	(6.4)
VTR	37.3	40.4	(3.1)	(7.7)
Liberty Puerto Rico	14.1	15.1	(1.0)	(6.6)
Intersegment eliminations	—	0.2	(0.2)	N.M.
Total other operating expenses excluding share-based compensation expense	157.4	169.0	(11.6)	(6.9)
Share-based compensation expense	0.2	(0.1)	0.3	(300.0)
Total	$157.6	$168.9	$(11.3)	(6.7)

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$323.5	$341.0	$(17.5)	(5.1)
VTR	120.1	115.3	4.8	4.2
Liberty Puerto Rico	41.0	45.4	(4.4)	(9.7)
Intersegment eliminations	(0.1)	0.1	(0.2)	N.M.
Total other operating expenses excluding share-based compensation expense	484.5	501.8	(17.3)	(3.4)
Share-based compensation expense	0.4	0.5	(0.1)	(20.0)
Total	$484.9	$502.3	$(17.4)	(3.5)
N.M. — Not Meaningful.

Consolidated. The decreases in other operating expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($2 million) and $5 million, respectively, attributable to the impacts of FX, and an increase of $3 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition. Our other operating expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of FX, the C&W Carve-out Acquisition and share-based compensation expense, our other operating expenses decreased $10 million or 5.8% and $25 million or 4.9%, respectively. The organic decreases primarily include (i) declines of $7 million and $20 million, respectively, at C&W, (ii) declines of $1 million and $4 million, respectively, at Liberty Puerto Rico and (iii) a decrease of $2 million for the three-month comparison at VTR, as further discussed below.
C&W. The decrease in C&W’s other operating expenses during the nine months ended September 30, 2018, as compared to the corresponding period in 2017, primarily includes an increase of $3 million attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of the C&W Carve-out Acquisition, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $7 million or 6.0% and $20 million or 5.9% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•
Decreases in bad debt and collection expenses of $4 million or 26.0% and $10 million or 23.0%, respectively, due to the net effect of (i) better than expected collections in 2018, including a $3 million recovery during the first quarter related to provisions established following the impacts of Hurricanes Irma and Maria, (ii) decreases resulting from provisions recorded during (a) the third quarter of 2017 in connection with Hurricanes Irma and Maria of $4 million and (b) the first quarter of 2017 in connection with Hurricane Matthew, and (iii) increases primarily related to higher collection-related costs in certain of our markets;

•
A decrease in personnel costs of $4 million or 5.1% for the nine-month comparison, primarily due to (i) lower staffing levels and (ii) higher capitalized labor costs, primarily associated with network-related projects in 2018;

•	A decrease in outsourced labor and professional fees of $2 million or 6.6% for the nine-month comparison, primarily due to cost-saving initiatives;

•
An increase (decrease) in network-related expenses of $1 million or 1.5% and ($1 million) or (0.9%), respectively. The increase for the three-month comparison is primarily due to the net effect of (i) higher operating costs, primarily associated with an increase in B2B sales, (ii) lower repair costs, primarily associated with damages sustained from Hurricanes Irma and Maria, and (iii) lower maintenance costs. The decrease for the nine-month comparison is primarily due to the net effect of (i) network repair costs incurred in the first quarter of 2017 associated with damages sustained from Hurricane Matthew and, to a lesser extent, during the third quarter of 2017 associated with damages sustained from Hurricanes Irma and Maria of $2 million, (ii) network repair costs incurred in the first half of 2018, including costs associated with (a) sub-sea fiber repairs and (b) damages sustained from Hurricanes Irma and Maria, (iii) lower maintenance costs and (iv) the impact of the reassessment of certain accruals during the second quarter of 2017; and

•	Net decreases resulting from other individually insignificant changes in other operating expense categories.
VTR. The changes in VTR’s other operating expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($1 million) and $5 million, respectively, due to FX. Excluding the effects of FX, VTR’s other operating expenses (exclusive of share-based compensation expenses) decreased $2 million or 4.5% for the three-month comparison and remained flat for the nine-month comparison. These changes include the following factors:

•
An increase (decrease) in network-related expenses of ($1 million) or (5.6%) and $3 million or 6.2%, respectively. The decrease for the three-month comparison is primarily due to decreases in maintenance costs. The increase for the nine-month comparison primarily relates to increases in (i) supply chain services provided by a third party as a result of the outsourcing of our operations and logistics center beginning in the first quarter of 2018 and (ii) maintenance costs;

•	A decrease in bad debt and collection expenses of $1 million or 10.6% and $2 million or 11.4%, respectively;

•
For the nine-month comparison, a decrease in personnel costs of $2 million or 6.0%, primarily resulting from the net effect of (i) decreases in costs related to outsourcing our operations and logistics center beginning in the first quarter of 2018 and (ii) lower proportions of capitalized labor associated with engineering projects and business support systems; and

•	For the nine-month comparison, a net increase resulting from other individually insignificant changes in other operating expense categories.
Liberty Puerto Rico. The decreases in Liberty Puerto Rico’s other operating expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are primarily due to the net effect of lower various indirect expenses of approximately $1 million and $4 million, respectively, predominantly related to (i) lower bad debt expense, (ii) for the nine-month comparison, lower franchise fees and network-related expenses, and (iii) higher call center costs, all as a result of the hurricanes. In addition, for the nine month comparison, we experienced slightly higher personnel costs of $2 million resulting from hurricane recovery efforts, which are net of a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes.
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.
The following tables set forth SG&A by reportable segment and our corporate category:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$118.3	$117.8	$0.5	0.4
VTR	40.5	38.3	2.2	5.7
Liberty Puerto Rico	14.2	12.2	2.0	16.4
Corporate	12.6	5.1	7.5	147.1
Intersegment eliminations	(0.1)	—	(0.1)	N.M.
Total SG&A expenses excluding share-based compensation expense	185.5	173.4	12.1	7.0
Share-based compensation expense	11.4	3.4	8.0	235.3
Total	$196.9	$176.8	$20.1	11.4

	Nine months ended September 30,		Increase
	2018	2017	$	%
	in millions, except percentages

C&W	$356.9	$348.7	$8.2	2.4
VTR	130.7	115.3	15.4	13.4
Liberty Puerto Rico	39.5	37.2	2.3	6.2
Corporate	34.9	15.4	19.5	126.6
Total SG&A expenses excluding share-based compensation expense	562.0	516.6	45.4	8.8
Share-based compensation expense	26.4	11.4	15.0	131.6
Total	$588.4	$528.0	$60.4	11.4
N.M. — Not Meaningful.
Consolidated. The increases in SG&A expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($2 million) and $5 million, respectively, attributable to the impacts of FX and an increase of $1 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition. Our SG&A expenses include share-based compensation expense. For additional information, see the discussion under Share-based compensation expense (included in other operating and SG&A expenses) below. Excluding the effects of FX, the C&W Carve-out Acquisition and share-based compensation expense, our SG&A expenses increased $14 million or 8.1% and $39 million or 7.6%, respectively. The organic increases primarily include increases at (i) VTR of $4 million and $10 million, respectively, (ii) C&W of $1 million and $7 million, respectively, (iii) Liberty Puerto Rico of $2 million for each of the comparative periods and (iv) Corporate of $8 million and $20 million, respectively, as further discussed below.
C&W. The increases in C&W’s SG&A expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, primarily include a decrease of $1 million for the three-month comparison attributable to the impact of FX and an increase of $1 million for the nine-month comparison attributable to the impact of the C&W Carve-out Acquisition. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) increased $1 million or 1.0% and $7 million or 2.1% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include the following factors:

•
Increases in personnel costs of $1 million or 1.3% and $8 million or 4.9%, respectively, primarily due to (i) higher incentive compensation costs for the nine-month comparison, (ii) increased staffing levels and (iii) wage increases across certain markets;

•	A decrease in outsourced labor and professional fees of $2 million or 6.5% for the nine-month comparison, primarily due to lower call center costs in Panama;

•	Decreases in information technology-related expenses of $2 million or 25.1% and $2 million or 7.2%, respectively, primarily due to lower costs associated with renegotiated contracts; and

•	Increases of $1 million and $2 million, respectively, related to higher insurance premiums.
VTR. The increases in VTR’s SG&A expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include an increase (decrease) of ($1 million) and $5 million, respectively, due to FX. Excluding the effects of FX, VTR’s SG&A expenses (exclusive of share-based compensation expense) increased $4 million or 9.1% and $10 million or 8.8%, respectively. These increases include the following factors:

•
Increases in sales, marketing and advertising expenses of $1 million or 8.7% and $7 million or 18.2%, respectively, primarily due to higher (i) sales commissions to third-party dealers and (ii) costs associated with advertising campaigns;

•	Increases in professional services of $2 million or 44.8% and $3 million or 25.3%, respectively, primarily due to information technology services for business support systems; and

•
For the nine-month comparison, a decrease in facilities related expenses of $1 million or 8.1%, primarily due to decreases (i) associated with the outsourcing of our operations and logistics center and (ii) in office-related expenses.

Liberty Puerto Rico. The increases in Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, include the following factors:

•	Increases of $1 million for each of the comparative periods related to higher insurance premiums;

•	For the nine-month comparison, an increase in sales, marketing and advertising expenses of $1 million or 16.7%, primarily due to higher costs associated with advertising campaigns; and

•
Increases in personnel costs of $1 million or 14.5% and $1 million or 3.2%, respectively, mostly driven by higher sales commissions. In addition, the nine-month comparison includes a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes.

Corporate. The increases in Corporate’s SG&A expenses during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are primarily attributable to added costs associated with being a separate public company, including increases in personnel costs and professional services. The increases in costs are inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 12 to our condensed consolidated financial statements.

Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our earnings (loss) before income taxes, see note 17 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$226.5	$219.7	$6.8	3.1
VTR	100.1	98.0	2.1	2.1
Liberty Puerto Rico	50.0	39.6	10.4	26.3
Corporate	(12.6)	(5.1)	(7.5)	147.1
Total	$364.0	$352.2	$11.8	3.4

	Nine months ended September 30,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$679.2	$650.4	$28.8	4.4
VTR	310.2	281.9	28.3	10.0
Liberty Puerto Rico	103.7	144.7	(41.0)	(28.3)
Corporate	(34.9)	(15.4)	(19.5)	126.6
Total	$1,058.2	$1,061.6	$(3.4)	(0.3)
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	%

C&W	39.0	38.0	38.8	37.4
VTR	40.7	40.5	40.3	40.1
Liberty Puerto Rico	50.2	44.7	42.9	47.7
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses as further discussed above. For Liberty Puerto Rico, the increase in Adjusted OIBDA margin for the three-month comparison is primarily due to $11 million received from the FCC during the third quarter of 2018. Excluding the effect of the FCC funding, Adjusted OIBDA margin remained relatively flat. For the nine-month comparison, Adjusted OIBDA margin for Liberty Puerto Rico decreased primarily due to the net effect of (i) the adverse impacts of Hurricanes Maria and Irma, as more fully described in Overview above, and (ii) funding from the FCC. Additionally, Adjusted OIBDA margin for Liberty Puerto Rico improved to 50.2% during the third quarter of 2018 as compared to 44.5% during the second quarter of 2018, primarily due to funding from the FCC. For additional information regarding the FCC funding, see note 3 to our condensed consolidated financial statements.

Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $8 million and $15 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to (i) equity awards granted during 2018 and (ii) increases in the number of Liberty Latin America employees that hold Liberty Latin America equity awards as a result of the Split-Off. Additionally, our share-based compensation expense includes $1 million and $3 million during the three and nine months ended September 30, 2018, respectively, related to estimated annual 2018 bonuses that will be settled with Liberty Latin America Shares.
For additional information regarding our share-based compensation, see note 14 to our condensed consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $5 million or 2.6% and $28 million or 4.8% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. Excluding the effect of FX, depreciation and amortization expense increased $7 million or 3.6% and $26 million or 4.4%, respectively. These increases are primarily due to the net effect of (i) increases in property and equipment additions associated with the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $9 million and $55 million during the three and nine months ended September 30, 2018, respectively, and $355 million and $379 million during the three and nine months ended September 30, 2017, respectively.
During the three and nine months ended September 30, 2018, we incurred restructuring charges of $6 million and $37 million, respectively, which include $3 million and $31 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at C&W.
During the three and nine months ended September 30, 2017, we incurred (i) impairment charges of $343 million recorded during the third quarter related to the reduction of the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets associated with Liberty Puerto Rico and certain reporting units within C&W due to the impacts of Hurricanes Irma and Maria and (ii) restructuring charges of $9 million and $26 million, respectively, including $7 million and $22 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at C&W.

For additional information regarding our impairment and restructuring charges, see notes 8 and 13, respectively, to our condensed consolidated financial statements.
Interest expense
Our interest expense increased $11 million and $32 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to (i) increases resulting from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our condensed consolidated financial statements, (ii) decreases associated with the net accretion of premiums and discounts and (iii) higher average outstanding debt balances.
For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$8.4	$(70.5)	$63.7	$(107.8)
Foreign currency forward contracts	0.5	(8.1)	18.8	(7.3)
Total	$8.9	$(78.6)	$82.5	$(115.1)

(a)
The gains during the three and nine months ended September 30, 2018 are primarily attributable to (i) changes in FX rates and (ii) changes in interest rates. In addition, the gains during the 2018 periods include net losses of $1 million and $22 million, respectively, resulting from changes in our credit risk valuation adjustments. The losses during the three and nine months ended September 30, 2017 are primarily attributable to (i) changes in FX rates and (ii) changes in interest rates. In addition, the losses during the 2017 periods include net gains of $4 million and $9 million, respectively, resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Item 3. Qualitative and Quantitative Disclosures about Market Risk below.
Foreign currency transaction gains (losses), net
Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains (losses), net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(6.5)	$52.7	$(92.5)	$65.9
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	2.4	(12.6)	7.1	(20.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(19.3)	(1.6)	(31.6)	(3.8)
Other	7.0	5.0	(4.1)	(0.8)
Total	$(16.4)	$43.5	$(121.1)	$41.2
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of nil and $13 million during the three and nine months ended September 30, 2018, respectively, and $26 million and $54 million during the three and nine months ended September 30, 2017, respectively. The loss during the nine months ended September 30, 2018 represents the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-3 Facility during the first quarter of 2018. The loss during the nine months ended September 30, 2017 includes (i) the payment of $85 million of redemption premiums during the third quarter, (ii) a net gain of $35 million associated with the write-off of unamortized premiums, discounts and deferred financing costs (including $59 million during the third quarter) and (iii) the payment of $4 million in third-party costs.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.
Other income (expense), net
We recognized other income (expense), net, of ($12 million) and ($2 million) during the three and nine months ended September 30, 2018, respectively, and $4 million and $13 million during the three and nine months ended September 30, 2017, respectively.

During the 2018 periods, other expense primarily includes (i) an impairment of $16 million in our investment of TSTT, (ii) pension-related credits of $3 million and $10 million, respectively, following the adoption of ASU 2017-07 and (iii) interest and dividend income of $2 million and $7 million, respectively. During the 2017 periods other income primarily includes (i) pension-related credits of $5 million and $11 million, respectively, following the adoption of ASU 2017-07 and (iii) interest and dividend income of $2 million and $8 million, respectively.
Income tax benefit (expense)
We recognized income tax benefit (expense) of ($28 million) and $6 million during the three months ended September 30, 2018 and 2017, respectively, and ($86 million) and ($38 million) during the nine months ended September 30, 2018 and 2017, respectively.
For the three and nine months ended September 30, 2018, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, non-deductible expenses, increases in valuation allowances and changes in uncertain tax positions. These negative impacts to our effective tax rates were partially offset by the beneficial effects of non-taxable income and adjustments for inflation.
For the three months ended September 30, 2017, the income tax benefit attributable to our loss before income taxes differs from the amount computed using the statutory tax rate, primarily due to the net detrimental effects of goodwill impairments, non-deductible expenses, increase in valuation allowances, and international rate differences. For the nine months ended September 30, 2017, the income tax expense attributable to our loss before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of goodwill impairments, non-deductible expenses, increase in valuation allowances and foreign exchange translation. The negative impacts of these items were partially offset by the beneficial effects of enacted changes in tax law and the recognition of previously unrecognized tax benefits.
For additional information regarding our income taxes, see note 10 to our condensed consolidated financial statements.
Net loss
During the three months ended September 30, 2018 and 2017, we reported net losses of $19 million and $356 million, respectively, including (i) operating income (loss) of $139 million and ($206 million), respectively, (ii) net non-operating expenses of $130 million and $156 million, respectively, and (iii) income tax benefit (expense) of ($28 million) and $6 million, respectively.
During the nine months ended September 30, 2018 and 2017, we reported net losses of $101 million and $358 million, respectively, including (i) operating income of $361 million and $85 million, respectively, (ii) net non-operating expenses of $376 million and $404 million, respectively, and (iii) income tax expense of $86 million and $38 million, respectively.
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
Net earnings (loss) attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of $7 million and ($12 million) during the three months ended September 30, 2018 and 2017, respectively, and $12 million and $20 million during the nine months ended September 30, 2018 and 2017, respectively. These changes are primarily attributable to the net effect of (i) decreases in earnings of our less-than-wholly-owned subsidiaries at C&W and (ii) earnings at Liberty Puerto Rico during the current-year periods and losses during the prior-year periods.
During 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3%. For additional information, see note 11 to our condensed consolidated financial statements.

Material Changes in Financial Condition
Sources and Uses of Cash
Each of our reportable segments is separately financed within one of our three primary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within C&W, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2018. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash, cash equivalents and restricted cash
The details of the U.S. dollar equivalent balances of our cash and cash equivalents and restricted cash at September 30, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$54.8
Unrestricted subsidiaries (b)	5.6
Total Liberty Latin America and unrestricted subsidiaries	60.4
Borrowing groups (c):
C&W (d)	329.0
VTR Finance	103.6
Liberty Puerto Rico	32.1
Total borrowing groups	464.7
Total cash and cash equivalents	$525.1

Restricted cash (e)	$261.8

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

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

(e)	Includes $252 million of restricted cash held in escrow by a wholly-owned subsidiary of Liberty Latin America at September 30, 2018, which was used to fund the Cabletica Acquisition.

Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s unrestricted subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups.
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its unrestricted subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries, including our commitment to fund the remaining portion of any potential liquidity shortfalls of Liberty Puerto Rico through December 31, 2018, as further described below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, with respect to Liberty Puerto Rico, the remaining portion of the LCPR Equity Commitment (as described below) and insurance proceeds. For the details of the borrowing availability of such subsidiaries at September 30, 2018, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 16 to our condensed consolidated financial statements.
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by Hurricanes Maria and Irma, the LPR Credit Agreements were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. During the nine months ended September 30, 2018, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from Searchlight. Liberty Puerto Rico has up to an additional $15 million available under the LCPR Equity Commitment.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is typically between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of foreign currency average and spot rates may impact this ratio. The ratio of our September 30, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2018 was 4.6x. In addition, the ratio of our September 30, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents and restricted cash held in escrow) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2018 was 4.1x.

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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2018, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2018, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,663 million, including $382 million that is classified as current in our condensed consolidated balance sheet and $6,074 million that is not due until 2022 or thereafter. All of our debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2018. For additional information concerning our debt and capital lease obligations, including our debt maturities, see note 9 to our condensed consolidated financial statements.
Notwithstanding our negative working capital position at September 30, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, (ii) tightening of the credit markets and (iii) in the case of Liberty Puerto Rico, the adverse impacts of the hurricanes on its operations. For additional information regarding the impacts of the hurricanes, see the related discussion under Overview above. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine months ended September 30,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$608.7	$392.3	$216.4
Net cash used by investing activities	(591.5)	(454.1)	(137.4)
Net cash provided by financing activities	217.1	48.0	169.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.6)	2.3	(17.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$218.7	$(11.5)	$230.2
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) a net increase from our Adjusted OIBDA and related working capital items, inclusive of net advance payments received from our third-party insurance provider of $50 million associated with the initial insurance claims filed in connection with damages sustained from the hurricanes, (ii) higher cash payments for taxes and (iii) lower cash payments related to derivative instruments.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to higher capital expenditures, as further discussed below.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 17 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2018	2017
	in millions

Property and equipment additions	$581.4	$503.5
Assets acquired under capital-related vendor financing arrangements	(40.4)	(47.2)
Assets acquired under capital leases	(3.6)	(3.7)
Changes in current liabilities related to capital expenditures	55.6	(5.1)
Capital expenditures	$593.0	$447.5
Our property and equipment additions increased during the nine months ended September 30, 2018, as compared to the corresponding period in 2017, due to the net effect of (i) an increase in expenditures by Liberty Puerto Rico and C&W of $92 million and $27 million, respectively, in connection with network restoration activities following Hurricanes Maria and Irma, (ii) excluding the impact of hurricane restoration activities, a decrease in the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease related to customer premises equipment. During the nine months ended September 30, 2018 and 2017, our property and equipment additions represented 21.1% and 18.4% of revenue, respectively. The increase in property and equipment additions as a percentage of revenue is primarily a function of the significant increase in property and equipment additions during 2018 as a result of the restoration activities at Liberty Puerto Rico and, to a lesser extent at C&W, following the hurricanes.

Financing Activities. During the nine months ended September 30, 2018, we received $217 million in net cash from financing activities, due in part to $238 million in net borrowings of debt, primarily at VTR, and $18 million in capital contributions from Searchlight. These cash inflows were partially offset by $20 million in distributions to a noncontrolling interest owner and $20 million of cash used in connection with the C&W Jamaica NCI Acquisition. During the nine months ended September 30, 2017, we received $48 million in net cash from financing activities, which includes $271 million in net borrowings of debt, partially offset by payments for financing costs and debt premiums of $104 million, distributions to Liberty Global and a noncontrolling interest owner of $54 million and $33 million, respectively, and $30 million of cash used for the C&W Barbados NCI Acquisition.
Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on capital leases. We changed the way we define adjusted free cash flow effective December 31, 2017 to deduct distributions to noncontrolling interest owners. This change was given effect for all periods presented. Additionally, on January 1, 2018, we retroactively adopted ASU 2016-18, which resulted in an immaterial decrease in cash from operating activities for the nine months ended September 30, 2017. For additional information regarding the impact of adopting ASU 2016-18, see note 2 to our condensed consolidated financial statements. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2018	2017
	in millions

Net cash provided by operating activities	$608.7	$392.3
Cash payments for direct acquisition and disposition costs	3.1	2.8
Expenses financed by an intermediary (a)	119.1	56.9
Capital expenditures	(593.0)	(447.5)
Distributions to noncontrolling interest owners	(19.8)	(33.3)
Principal payments on amounts financed by vendors and intermediaries	(137.9)	(52.1)
Principal payments on capital leases	(5.9)	(6.7)
Adjusted free cash flow	$(25.7)	$(87.6)

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

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 16 to our condensed consolidated financial statements.

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2018:

	Payments due during							Total
	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$82.8	$305.2	$63.9	$124.0	$1,721.4	$370.4	$3,980.5	$6,648.2
Capital leases (excluding interest)	9.2	2.9	1.9	0.3	0.2	0.1	0.6	15.2
Programming commitments	47.8	63.2	24.8	16.9	2.0	1.4	0.7	156.8
Network and connectivity commitments	39.6	80.4	28.5	19.3	15.6	15.0	27.5	225.9
Purchase commitments	107.5	51.7	31.8	3.9	1.6	0.5	—	197.0
Operating leases	11.3	33.1	27.1	20.5	17.2	13.6	35.7	158.5
Other commitments	6.4	1.4	1.1	0.8	0.8	0.9	7.6	19.0
Total (a)	$304.6	$537.9	$179.1	$185.7	$1,758.8	$401.9	$4,052.6	$7,420.6
Projected cash interest payments on debt and capital lease obligations (b)	$49.7	$414.4	$395.9	$392.6	$336.5	$261.1	$463.4	$2,313.6

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($333 million at September 30, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 9 to our condensed consolidated financial statements. For information concerning our commitments, see note 16 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2018 and 2017, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2017 Form 10-K. The following discussion updates selected numerical information to September 30, 2018.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At September 30, 2018, $103 million or 19.7% of our cash and cash equivalent balance was denominated in Chilean pesos.
Foreign Currency Exchange Rates
The relationship between (i) the British pound sterling, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2018	December 31, 2017
Spot rates:
British pound sterling	0.77	0.74
Chilean peso	656.86	615.40
Jamaican dollar	136.27	124.58

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Average rates:
British pound sterling	0.77	0.76	0.74	0.78
Chilean peso	663.75	642.20	629.16	654.02
Jamaican dollar	134.89	128.51	129.29	128.72
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At September 30, 2018, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at September 30, 2018, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 107 billion or $164 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2018:

i.
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $55 million; and

ii.
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have increased (decreased) the aggregate fair value of the C&W cross-currency derivative contracts by approximately £16 million or $21 million.

Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
		in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$0.6	$10.5	$2.4	$2.4	$7.4	$17.4	$30.8	$71.5
Principal-related (b)	0.4	2.9	—	—	45.7	—	(3.9)	45.1
Other (c)	0.6	(6.3)	—	—	—	—	—	(5.7)
Total	$1.6	$7.1	$2.4	$2.4	$53.1	$17.4	$26.9	$110.9

(a)	Includes the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
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
Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of September 30, 2018 due to a material weakness in internal control over financial reporting, as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During our evaluation of the disclosure controls and procedures as of September 30, 2018 and our ongoing initial assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in our general information technology controls (GITCs) related to:

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

As such, we concluded that the Company did not have effective GITCs over several technology systems as of September 30, 2018, resulting in a material weakness in our internal control over financial reporting. Accordingly, we are unable to place reliance on the impacted application level controls or system-generated reports utilized in the execution of certain manual controls. These technology systems affect the order-to-cash, procure-to-pay, hire-to-pay and financial reporting processes.
These control deficiencies did not result in material misstatements in our condensed consolidated financial statements as of and for the period ended September 30, 2018.
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

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Performance Share Units Agreement between the Registrant and our Chief Executive Officer under Liberty Latin America 2018 Incentive Plan.*
10.2	Form of Performance Share Units Agreement under Liberty Latin America 2018 Incentive Plan.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	November 7, 2018	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 7, 2018	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer