Form 10-K
period 2018-12-31
Liberty Latin America Ltd.
filed 2019-02-21
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.1 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2019 was: 48,503,782 Class A; 1,935,949 Class B; and 130,543,474 Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2019 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY LATIN AMERICA LTD.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS
(a) General Development of Business
Liberty Latin America Ltd. is an international provider of fixed, mobile and subsea telecommunications services. Through our subsidiaries, we provide residential and business-to-business (B2B) services in (i) 18 countries, primarily in Latin America and the Caribbean, through Cable & Wireless Communications Limited (C&W), (ii) Chile, through VTR.com SpA (VTR), (iii) Puerto Rico, through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) Costa Rica, through Cabletica S.A. (Cabletica). As further described in note 19 to our consolidated financial statements, effective October 1, 2018, VTR and Cabletica together comprise one of our reportable segments referred to as “VTR/Cabletica.” C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region. In the following text, the terms “Liberty Latin America,” “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
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

•
a services agreement (the Services Agreement), pursuant to which, for up to two years following the Split-Off with the option to renew for a one-year period, Liberty Global will provide Liberty Latin America with specified services, including access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, other services to support Liberty Latin America’s legal, tax, accounting and finance departments, and certain technical and information technology services (including software development services associated with the Horizon platform, management information systems, hardware, data storage, and network and telecommunications services);

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

Developments in the Business
We have expanded our footprint through new build projects and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to make them two-way compatible. During the past three years, we passed or upgraded over 1 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last five years, we completed the following transactions:

•	the acquisition on October 17, 2018 of Searchlight Capital Partners L.P.’s 40% interest in both Leo Cable L.P. and Leo Cable L.L.C., which in turn gave us 100% ownership of Liberty Puerto Rico;

•
the acquisition on October 1, 2018 of an 80% stake in Cabletica, which is a leading cable operator in Costa Rica that provides television, broadband internet and fixed-line telephony services to residential customers, from Televisora de Costa Rica S.A. in an all cash transaction;

•	the acquisition on May 16, 2016 of C&W, a full-service telecommunications operator with a well-recognized and respected brand that has been in use for more than 70 years; and

•	the acquisition on June 3, 2015 of Choice Cable TV, a cable and broadband services provider in Puerto Rico, which has been integrated into our Liberty Puerto Rico operations.
For information regarding our material financing transactions, see note 10 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
In 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W segment, most notably the British Virgin Islands and Dominica (collectively, the Impacted Markets), including damage to power supply and transmission systems. In December 2018, we settled our insurance claims for the Hurricanes with our third-party insurance provider. The settlement amount totaled $121 million and comprised $109 million for Hurricanes Irma and Maria, which was net of $30 million in self-insurance, and $12 million for Hurricane Matthew, which was net of $15 million in self-insurance. For information regarding the impacts of Hurricanes Irma and Maria, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impacts of Hurricanes included in Part II of this Annual Report on Form 10-K.

Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2019; our property and equipment additions in 2019; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; the timing and impacts of proposed transactions; anticipated changes in our revenue, costs or growth rates; our liquidity; credit risks; internal control over financial reporting; foreign currency risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	our ability to manage rapid technological changes;

•	the impact of 5G and wireless technologies on broadband internet;

•	our ability to maintain or increase the number of subscriptions to our video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors;

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

•
the ability of suppliers and vendors, including third-party channel providers and broadcasters (including our third-party wireless network provider under our mobile virtual network operator (MVNO) arrangement), to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure;

•	changes in and compliance with applicable data privacy laws, rules, and regulations;

•	our ability to recoup insurance reimbursements and settlements from third-party providers;

•	our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC); and

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
Our business products and services also include enterprise-grade connectivity, data center, hosting and managed solutions, as well as IT solutions with customers ranging from small and medium enterprises to international companies and governmental agencies. We also operate an extensive subsea and terrestrial fiber optic cable network that connects over 40 markets in the region, providing connectivity solutions both within and outside our operating footprint.
We are the largest fixed-line provider of high-speed broadband and video services across a number of our markets, including Chile, Puerto Rico, Jamaica and Trinidad and Tobago. We also operate the largest telephony network in most of our C&W markets where we provide residential communications services. In addition, we offer mobile services throughout most of our operating footprint. Across C&W’s markets, we are a mobile network operator in Panama and most of our Caribbean markets, including the Bahamas and Jamaica. As a network provider, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. In Chile, VTR provides mobile services as an MVNO and leases a third-party’s radio access network. For a breakdown of revenue by major category, see note 19 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
Our operating brands include the following:

C&W	VTR	Liberty Puerto Rico	Cabletica

Operating Data
The following tables present certain operating data as of December 31, 2018. The tables reflect 100% of the data applicable to each of our subsidiaries, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Two-way Homes Passed	Customer Relationships	Total RGUs	Video
					Basic Video Subscribers	Enhanced Video Subscribers	DTH Subscribers	Total Video	Internet Subscribers	Telephony Subscribers	Mobile Subscribers (a)
C&W:
Panama	546,000	546,000	175,800	322,300	—	63,100	23,300	86,400	112,000	123,900	1,569,900
Jamaica	494,900	484,900	246,000	505,400	—	118,100	—	118,100	190,600	196,700	935,900
The Bahamas	128,900	128,900	47,300	79,100	—	6,900	—	6,900	26,600	45,600	224,300
Trinidad and Tobago	324,500	324,500	156,100	301,900	—	107,800	—	107,800	129,700	64,400	—
Barbados	124,700	124,700	83,900	158,500	—	20,600	—	20,600	64,000	73,900	122,100
Other	345,200	325,400	204,800	303,600	10,600	67,300	—	77,900	131,100	94,600	394,200
Total C&W	1,964,200	1,934,400	913,900	1,670,800	10,600	383,800	23,300	417,700	654,000	599,100	3,246,400
VTR/Cabletica:
VTR	3,517,700	3,062,700	1,468,500	2,911,500	58,300	1,021,100	—	1,079,400	1,259,200	572,900	256,300
Cabletica	585,100	579,200	232,700	381,300	—	195,100	—	195,100	165,200	21,000	—
Total VTR/Cabletica	4,102,800	3,641,900	1,701,200	3,292,800	58,300	1,216,200	—	1,274,500	1,424,400	593,900	256,300
Liberty Puerto Rico	1,088,400	1,088,400	376,100	738,600	—	217,100	—	217,100	324,000	197,500	—
Total	7,155,400	6,664,700	2,991,200	5,702,200	68,900	1,817,100	23,300	1,909,300	2,402,400	1,390,500	3,502,700

(a)	Mobile subscribers are comprised of the following:

	Prepaid	Postpaid	Total
C&W:
Panama	1,424,200	145,700	1,569,900
Jamaica	918,600	17,300	935,900
The Bahamas	200,000	24,300	224,300
Barbados	94,700	27,400	122,100
Other	338,700	55,500	394,200
Total C&W	2,976,200	270,200	3,246,400
VTR	6,800	249,500	256,300
Total	2,983,000	519,700	3,502,700

Operating Data Glossary
Basic Video Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network either via an analog video signal or via a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Encryption-enabling technology includes smart cards, or other integrated or virtual technologies that we use to provide our enhanced service offerings. With the exception of RGUs that we count on an equivalent billing unit ("EBU") basis, we generally count RGUs on a unique premises basis. In other words, a subscriber with multiple outlets in one premises is counted as one RGU and a subscriber with two homes and a subscription to our video service at each home is counted as two RGUs. We exclude DTH subscribers (as defined below) from basic video subscribers.
Direct-to-Home ("DTH") Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via satellite.
Enhanced Video Subscriber – A home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Enhanced video subscribers that are not counted on an EBU basis are generally counted on a unique premises basis. For example, a subscriber with one or more set-top boxes that receives our video service in one premises is generally counted as just one subscriber. An enhanced video subscriber is not counted as a basic video subscriber. As we migrate customers from basic to enhanced video services, we report a decrease in our basic video subscribers equal to the increase in our enhanced video subscribers.
Fixed-line Customer Relationships – The number of customers who receive at least one of our video, internet or telephony services that we count as RGUs, without regard to which or to how many services they subscribe. To the extent that RGU counts include EBU adjustments, we reflect corresponding adjustments to our customer relationship counts. For further information regarding our EBU calculation, see Additional General Notes below. Fixed-line customer relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two customer relationships. We exclude mobile-only customers from customer relationships.
Homes Passed – Homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for DTH homes. Certain of our homes passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH.
Internet (Broadband) Subscriber – A home, residential multiple dwelling unit or commercial unit that receives internet services over our networks.
Mobile Subscribers – Our mobile subscriber count represents the number of active subscriber identification module (“SIM”) cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one mobile subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop (via a dongle) would be counted as two mobile subscribers. Customers who do not pay a recurring monthly fee are excluded from our mobile telephony subscriber counts after periods of inactivity ranging from 30 to 60 days, based on industry standards within the respective country. In a number of countries, our mobile subscribers receive mobile services pursuant to prepaid contracts.
Revenue Generating Unit ("RGU") – RGU is separately a basic video subscriber, enhanced video subscriber, DTH subscriber, internet subscriber or telephony subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in Chile subscribed to our enhanced video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of basic video, enhanced video, DTH, internet and telephony subscribers. RGUs are generally counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.
Telephony Subscriber – A home, residential multiple dwelling unit or commercial unit that receives voice services over our networks. Telephony subscribers exclude mobile telephony subscribers.
Two-way Homes Passed – Homes passed by those sections of our networks that are technologically capable of providing two-way services, including video, internet and telephony services.

Additional General Notes to Table:
Most of our operations provide telephony, broadband internet, data, video or other B2B services. Certain of our B2B service revenue is derived from small or home office (SOHO) customers that pay a premium price to receive enhanced service levels along with video, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHO customers, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs or SOHO customers will increase, but there is no impact to our total RGU or customer counts. With the exception of our B2B SOHO customers, we generally do not count customers of B2B services as customers or RGUs for external reporting purposes.
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels, and hospitals, in Chile and Puerto Rico. Our EBUs are generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates.
While we take appropriate steps to ensure that subscriber and homes passed statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience and (v) other factors add complexity to the subscriber counting process. We periodically review our subscriber and homes passed counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber and homes passed statistics based on those reviews.
Subscriber information for Cabletica, is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Network data:
Two-way homes passed (1)	100%	98%	100%	100%	100%	94%	87%	99%	100%
Homes passed:
Cable (2)	64%	56%	—%	100%	—%	54%	100%	100%	100%
FTTx (2)	—%	2%	33%	—%	100%	10%	—%	—%	—%
VDSL (2)	36%	42%	67%	—%	—%	36%	—%	—%	—%

Product penetration:
Television (3)	12%	24%	5%	33%	17%	23%	31%	33%	20%
Enhanced video (4)	100%	100%	100%	100%	100%	86%	95%	100%	100%
Broadband internet (5)	21%	39%	21%	40%	51%	40%	41%	29%	30%
Fixed-line telephony (5)	23%	41%	35%	20%	59%	29%	19%	4%	18%
Double-play (6)	36%	33%	41%	17%	45%	35%	33%	48%	11%
Triple-play (6)	23%	36%	13%	38%	22%	6%	33%	8%	43%

(1)	Percentage of total homes passed that are two-way homes passed.

(2)
Percentage of two-way homes passed served by a cable, fiber-to-the-home/-cabinet/-building/-node (FTTx) or digital subscriber line (DSL) network, as applicable.“VDSL” refers to both our DSL and very high-speed DSL technology networks.

(3)	Percentage of total homes passed that subscribe to cable television services (basic video or enhanced video).

(4)	Percentage of cable television subscribers (basic video and enhanced video subscribers) that are enhanced video subscribers.

(5)	Percentage of two-way homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.

(6)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony), as applicable.

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Video services:
Network System (1)	VDSL/HFC	VDSL/HFC/FTTX	VDSL/FTTx	HFC	FTTx	VDSL/HFC/FTTX	HFC	HFC	HFC

Broadband internet service:
Maximum download speed offered (Mbps)	600	100	300	600	1,000	100 (2)	400	100	400

Mobile services:
Network Technology (3)	LTE	LTE	LTE	—	LTE	LTE / HSPA+	LTE	—	—

(1)	These are the primary systems used for delivery of services in the countries indicated. “HFC” refers to hybrid fiber coaxial cable networks.

(2)	In certain markets, speeds of up to 300 Mbps are available.

(3)	Fastest available technology. “LTE” refers to the Long Term Evolution Standard.

Products and Services
We offer our customers a comprehensive set of converged mobile, broadband, video and fixed-line telephony services. In the table below, we identify the services we offer in each of the countries in the Caribbean and Latin America where we have operations.

	Mobile	Broadband internet	Video	Fixed-line telephony
C&W:
Anguilla	X	X	X	X
Antigua & Barbuda	X	X	X	X
Barbados	X	X	X	X
British Virgin Islands	X	X	X	X
Cayman Islands	X	X	X	X
Curaçao		X	X	X
Dominica	X	X	X	X
Grenada	X	X	X	X
Jamaica	X	X	X	X
Montserrat	X	X		X
Panama	X	X	X	X
Seychelles	X	X	X	X
St. Kitts & Nevis	X	X	X	X
St. Lucia	X	X	X	X
St. Vincent & the Grenadines	X	X	X	X
The Bahamas	X	X	X	X
Trinidad and Tobago		X	X	X
Turks & Caicos	X	X	X	X

VTR/Cabletica:
Chile	X	X	X	X
Costa Rica		X	X	X

Puerto Rico		X	X	X
We believe that our ability to offer our customers greater choice and selection in bundling their services enhances the attractiveness of our service offerings, improves customer retention, minimizes churn and increases overall customer lifetime value.
Residential Services
Mobile Services. We offer mobile services throughout most of our operating footprint. We are a mobile network provider, delivering high-speed LTE services in Panama and all but three of our Caribbean markets, but excluding Costa Rica. In Chile, we provide mobile services as an MVNO, where VTR leases a third-party’s radio access network. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out-of-the-home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis, with most customers purchasing a prepaid plan. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service pay in advance for a pre-determined amount of airtime and/or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan generally enter into contracts ranging from 12 to 24 months. The long-term contracts are often taken with a subsidized mobile handset. Our mobile services include voice, SMS and internet access via data plans.

Telephony Services. C&W is the incumbent fixed-line telephony service provider in many of its Caribbean markets. VTR is the second largest residential fixed-line telephony operator, and a leading provider within its footprint.
We offer multi-feature telephony service over our various fixed networks, including cable, FTTx and copper networks. Depending on location, these services are provided via either circuit-switched telephony or voice-over-internet-protocol (VoIP) technology. As we continue to develop and invest in new technologies that will enhance our customers’ experiences, we are replacing obsolete switches with VoIP technology and older copper networks with modern fiber optics. These digital telephony services cover international and domestic services.
Video Services. We offer video services in Chile, Costa Rica, Puerto Rico, and in most of C&W’s residential markets, including Panama, Jamaica, Trinidad and Tobago, Barbados and the Bahamas. To meet the demands of our customers, we have enhanced our video services with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are delivered over our FTTx, VDSL and hybrid fiber coaxial cable networks and include a digital video recorder (DVR), a video-on-demand (VoD) offering and an advanced electronic programming guide. In most of our markets, customers can pause their programming while a live broadcast is in progress as well as access a selection of channels and VoD content through a mobile application. In 2018, we also launched “Replay TV” in many of our markets.
In Chile, we have launched the Horizon Go app, which will extend the advanced video viewing experience to connected devices beyond the set-top box, including mobile phones and tablets. In several of our Caribbean markets and Panama, we offer a comprehensive internet streaming video service (branded “Flow ToGo” and “+TV Go”) that allows our video customers to stream an increasing number of channels with a broadband connection in and out of the home and on multiple devices. In Puerto Rico, our video customers can watch their favorite channels on the Liberty Go app as well as access over 70 applications from content providers to watch streamed linear and VoD programming by authenticating as a Liberty Puerto Rico customer.
All of our operations with fixed video services offer multiple tiers of digital video programming starting with a basic video service. In addition, subscribers have the option to select extended and/or premium subscription tiers. Fixed digital video services require a set-top box provided by us that also enables access to enhanced features such as VoD. Subscribers to our basic digital video services pay a fixed monthly fee and generally can elect to receive, in most of our markets, a skinny entry tier or take a basic tier with a minimum of 100 video channels, including a number of high definition (HD) channels. We also offer a variety of premium packages combining channels and VoD. In the few markets where our analog service is still available, including Costa Rica, subscribers to that service typically receive fewer channels than subscribers to our basic digital service, with the number of channels dependent on their location. Subscribers to our digital services in each case receive the channels available through our analog service. In all of our video operations, we continue to upgrade our systems to expand our digital services and encourage our remaining analog subscribers to convert to a digital or premium digital service. Discounts to our monthly service fees are generally available to any subscriber who selects a bundled service of at least two of the following services: video, internet and fixed-line telephony.
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
Broadband Internet Services. Our customers are increasingly using online communications. To support our customers’ expectations for seamless connectivity, we are expanding our networks to make ultrafast broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and making wireless systems available in the home. During 2018, our Network Extension programs (as defined and described below) passed approximately 330,000 homes across Liberty Latin America. We initially launched next generation WiFi and telephony gateway products to our subscribers in Chile and Puerto Rico and, in 2017, we began expansion of such gateway products to various C&W markets. These next generation WiFi and telephony gateway products enable us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency.
The internet speeds we offer are one of our differentiators, as customers spend more time streaming video and other bandwidth-heavy services on multiple devices. As a result, we are continuing to invest in additional bandwidth and technologies to increase internet speeds throughout our Latin America and Caribbean footprint. We have increased the top tier internet speed for our customers in Chile and Puerto Rico to 400 Mbps and also increased our broadband internet speeds in the C&W footprint following upgrades to our networks, notably in Panama. We plan to continue the upgrade and expansion of our fixed networks so that we can deploy high-speed internet service to additional customers in the coming years.
Our residential subscribers access the internet via DSL over our fixed-line telephony networks, FTTx or hybrid fiber coaxial cable networks and with cable modems connected to their internet capable devices, including personal computers, or wirelessly via next generation WiFi and telephony gateway products. In each of our markets, we offer multiple tiers of internet service. The speed of service depends on location and the tier of service selected by our subscribers.
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
Business Services
C&W is one of the largest business service providers in its markets, and business services represent a significant portion of C&W’s revenue. We offer cloud based integrated communication services, connectivity and wholesale solutions to carriers and businesses throughout the Caribbean and in parts of Latin America via our subsea and terrestrial fiber optic cable networks. Our systems include long-haul terrestrial backbone and metro fiber networks that provide access to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. Our networks deliver critical infrastructure for the transit of growing traffic from businesses, governments and other telecommunications operators across the region, particularly to the high-traffic destination of the United States.
Below is a map of our subsea fiber network.

C&W Business
New York
Ashburn
Washington
Atlanta
Bermuda
Jacksonville
USA
Bahamas
Turks & Caicos
Mexico
Cayman Islands
Dominican Republic
Puerto Rico
St. Thomas
Tortola
St. Martin
Anguilla
Antigua
Montserrat
Guadeloupe
Dominica
Martinique
St. Lucia
St. Vincent
Barbados
Grenada
Trinidad & Tobago
Jamaica
Haiti
St. Croix
St. Kitts & Nevis
Belize
Honduras
Guatemala
El Salvador
Nicaragua
Costa Rica
Panama
Aruba
Curacao
Bonaire
Venezuela
Guyana
Suriname
French Guiana
Colombia
Ecuador
Manta
Brazil
Fortaleza
Perú
Lurin
Arica
Chile
Sao Paulo/Santos
C&W Networks
C&W Networks Terrestrial Fiber Routes
Partner Subsea Carrier Networks

With over 50,000 km of fiber optic cable, and a capacity of over 3 terabits per second (Tbps), C&W is able to carry large volumes of voice and data traffic on behalf of our customers, businesses and carriers. C&W’s networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services and IP transit, superior switching and routing capabilities and local network services to telecommunications carriers, internet service providers (ISPs) and large corporations. In case of outages on portions of the cable systems, our network provides inbuilt resiliency through our traffic re-routing capability. C&W has received recognition for its wholesale services. In 2018, C&W received the Best Caribbean Wholesale Carrier and the Best Marketing Campaign at the 2018 Global Carrier Awards. We hold several notable certifications including the International ISO 27001 Certification, which reinforces the commitment to customer data safety, as well as CISCO Cloud and Managed Services Partner Master Certification, along with several others.
We also provide services to business customers across various segments, from small and medium businesses to larger corporate and enterprise organizations including multi-national companies and governments. We work with our business customers to customize the information and communication services they require. We target specific industry segments, such as financial institutions, the hospitality sector, education institutions and government ministries and agencies. We have agreements to provide our services over fully managed and monitored network bandwidth, dedicated fiber lines and third-party fiber networks. We offer tailored solutions that combine our standard services with value-added features, such as dedicated customer care and enhanced service performance monitoring, to meet specific customer requirements. Our business products and services include voice, broadband, enterprise-grade connectivity, network security, unified communications and a range of cloud based IT solutions, such as Infrastructure as a Service (IaaS), disaster recovery and other service offerings. We also offer a range of data, voice and internet services to carriers, ISPs and mobile operators. Our extensive fiber optic cable networks allow us to typically deliver redundant, end-to-end connectivity. Our networks also allow us to provide business customers our services over fiber lines and local networks; thereby, seamlessly connecting businesses anywhere in the region. We continuously enhance our capabilities and offerings to be the preferred provider for the business market.

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

The extensive reach of our network and assets, as well as our comprehensive set of capabilities positions us to meet the needs of carriers, businesses and government customers that are searching for a capable, progressive provider to manage their ever more complex communications, connectivity and information technology needs.
Technology
In many of our markets, we transmit our broadband internet, video and fixed-line telephony services over a hybrid fiber coaxial cable network. This network consists primarily of fiber networks that we connect to the home over the last few hundred meters by coaxial cable. In several of our Caribbean markets, we transmit our services over a fixed network consisting of FTTx, VDSL or DSL copper lines. Over 90% of our networks allow for two-way communications and are flexible enough to support our current services as well as new services.
We closely monitor our network capacity and customer usage. We continue to take actions and explore improvements to our technologies that will increase our capacity and enhance our customers’ connected entertainment experience. These actions include:

•	recapturing bandwidth and optimizing our networks by:

◦	increasing the number of nodes in our markets;

◦	increasing the bandwidth of our hybrid fiber coaxial cable networks;

◦	converting analog channels to digital;

◦	bonding additional data over cable service interface specification (DOCSIS) 3.0 channels;

◦	deploying VDSL over our fixed telephony network;

◦	replacing copper lines with modern optic fibers; and

◦	using digital compression technologies.

•	freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;

•	increasing the efficiency of our networks by moving headend functions (encoding, transcoding and multiplexing) to cloud storage systems;

•	enhancing our network to accommodate further business services;

•	using our wireless technologies to extend services outside of the home;

•	offering remote access to our video services through laptops, smart phones and tablets;

•	expanding the availability of next generation decoder and set-top boxes and related products, as well as developing and introducing online media sharing and streaming or cloud-based video; and

•	testing new technologies.
We are engaged in network extension and upgrade programs across Liberty Latin America, although the Liberty Puerto Rico program was interrupted by the impacts of Hurricanes Maria and Irma. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we continue to expand our fixed networks pursuant to which we pass or upgrade homes and businesses with our broadband communications network. In addition, we look for mobile service opportunities where we have established cable networks and have expanded our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our various fixed networks, including cable, FTTx and copper networks. These networks are further connected via our subsea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our subsea network cables terminating in the United States carry over 3 Tbps, which represent less than 10% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
Supply Sources
Content
With telecommunication companies increasingly offering similar services, content is one of the drivers for customers in selecting a video services provider. Therefore, in addition to providing services that allow our customers to view programming when and where they want, we continue to invest in content that matters the most to our customers. Our content strategy is based on:

•	proposition (meeting and exceeding our customers’ expectations on entertainment);

•	product (making content available anywhere and anytime, including live, catch-up and/or VoD);

•	acquisition (investment in the best channels, VoD content and exclusive sports); and

•	partnering (strategic alliances with content partners and growth opportunities).
Except for our Flow Sports and Flow 1 entertainment services in the Caribbean, we license almost all of our programming and on-demand offerings through distribution agreements with third-party content providers, including broadcasters and cable programming networks. For such licenses, we generally pay a monthly fee on a per subscriber basis, with minimum guarantees in certain cases through long-term programming licenses. In our distribution agreements, we seek to include the rights to offer the licensed channels and programming to our customers through multiple delivery platforms including through our apps for IP connected devices and on our websites. We also acquire rights to make available, in selected markets, basic and/or premium video services to mobile and/or broadband subscribers that are not subscribers to TV services.
In seeking licenses for content, our primary focus is on partnering with leading international providers, such as Disney/ESPN, Fox, Time Warner/HBO/Turner, Discovery, NBCU and Viacom. We also seek to carry key local broadcasters in each of our markets.
We differentiate our video proposition by acquiring exclusive content with the widest distribution segments. We operate the leading Caribbean sports network, Flow Sports. Since August 2016, Flow Sports has broadcast all of the Premier League games across our Caribbean markets, excluding Puerto Rico, as part of a three-year exclusive agreement, over a combination of a basic service, Flow Sports (also distributed to other pay TV operators), and a premium service, Flow Sports Premier (available exclusively to our regional customers). In 2018, Flow Sports started to broadcast the UEFA Champions League and Europa League in partnership with another sports channel. Flow Sports also broadcasts other popular sports in the region, including cricket and track and field. Through the Flow Sports app, our video customers are able to watch Flow Sports content exclusively on-the-go and across multiple screens.
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

With respect to licenses for mobile spectrum, the initial grant of the spectrum is sometimes subject to an auction process, but in a number of other cases, the license may be granted on the basis of an administrative process at a set level of fees for a fixed period of time, typically to coincide with carrier licenses, subject to the payment of annual fees and compliance with applicable license requirements. In very rare cases, spectrum previously assigned to C&W may be re-allocated by regulatory authorities to other operators in the market. Alternatively, spectrum sought by C&W may not be available for grant, due to prior historical grants or due to the need to avoid interference with neighboring markets particularly in the Caribbean. By and large, spectrum assignments, once granted, remain unchanged for the duration of a license and beyond.

Rate regulation of C&W’s telephony services typically includes price caps that set the maximum rates C&W may charge to customers, or legislation that requires consent from a regulator prior to any price increases. In addition, all regulators determine and set the rates that may be charged by all telephony operators, including C&W, for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. In addition, in certain markets, regulators set, or are seeking to set, mobile roaming rates. Interconnection rates (and primarily mobile termination and roaming rates) in the telecommunications industry worldwide are decreasing, and we are experiencing this trend towards lower interconnection rates in our markets.

In recent years, a number of markets in which C&W operates have demonstrated an increased interest in regulating various aspects of broadband internet services due to the increasing importance and availability of high speed broadband. National regulators have also demonstrated an increased focus on the issues of network resilience, broadband affordability and penetration, quality of services and consumer rights. For example, in Panama, as a result of a public consultation process, new guidelines and new quality goals were enacted for the internet public service in 2018.

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

As an example of infrastructure sharing, the Office of Utilities Regulation (OUR) in Jamaica has completed a consultation process on telecom facilities sharing rules that would require all licensees to share infrastructure (including dark fiber, ducts, subsea cable landing stations and mobile network towers) with third parties, including competitors, without any requirement of making a corresponding capital intensive infrastructure investment. Once the rules are finalized by the Chief Parliamentary Counsel in Jamaica, they will be formally published and thereafter become law. C&W intends to appeal to the telecommunications tribunal and finally to the courts for changes to be made to the adverse provisions of the new rules or to revoke them entirely. The process of such a challenge is likely to be long and we cannot at this time determine the possibility of a successful outcome.

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

•subscription television rate regulation;

•regulations implementing market dominance rules;

•network unbundling at regulated rates; and

•mandated unbundled access to all landing station network elements at cost-based rates.

We currently cannot determine the impact these provisions will have on our operations because national regulators are required to conduct extensive market reviews before adopting specific measures and these measures might be reconsidered in accordance with the market reviews. It is currently unclear as to when the new legislation will be enacted. To become law, the legislation will need to be passed by the Parliament of each ECTEL state, and there remains some concerns by St. Lucia and Grenada about the impact of the legislation on operators like C&W. We expect that consensus on the final version of the bill will take some time. As such, the timing and ultimate effect of the bill is unclear. The Bahamas is also expected to modify its Electronic Communications Sector Policy later this year and could have a significant impact on the industry.

In addition to rate regulation, several markets in which C&W operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and local number portability (LNP). Panama, the Bahamas, the Cayman Islands and Jamaica have implemented LNP. Other jurisdictions, including Barbados and ECTEL, have considered or began to implement LNP. Trinidad and Tobago has yet to implement fixed LNP, although LNP rules are in place.

The pay television service provided in certain C&W markets is subject to, among other things, subscriber privacy regulations, data protection laws and regulations, and the must-carry rule (as defined below) and retransmission consent rights of broadcast stations.

C&W is also subject to universal service obligations in a number of markets. These obligations vary in specificity and extent, but they are generally related to ensuring widespread geographic coverage of networks and that the populations of C&W’s individual markets have access to basic telecommunication services at minimum quality standards. In a number of cases, C&W is required to support universal access/service goals through contributions to universal service funds or participate in universal service-related projects. In Panama, there is a proposal to modify the universal service law to expand its scope to include television services and provide conditions that would diminish the value of the contribution to the fund vis a vis projects covered by the law.

In addition to the industry-specific regimes discussed above, C&W’s operating companies must comply with both specific and general legislation concerning, among other matters, data retention, consumer protection and electronic commerce. These operating companies are also subject to national level regulations on competition and on consumer protection.

The C&W Acquisition (as defined below) triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including Trinidad and Tobago and the Seychelles, have not completed their review of the C&W Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.

In Trinidad and Tobago, C&W was required by the Telecommunications Authority of Trinidad and Tobago (TATT), in connection with TATT’s approval of C&W’s acquisition of Columbus International Inc. in March 2015, to dispose of its 49% shareholding in the Telecommunications Services of Trinidad and Tobago Limited (TSTT). The disposal of C&W’s stake in TSTT is not complete. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

With respect to C&W’s B2B and networks business in Latin America, we are subject to significantly less regulation in the markets in which we operate compared to our residential businesses describe above. We do have the licenses in Latin America and the U.S. necessary to operate wholesale and enterprise services in all countries in which we operate. Although the legal framework in Latin America changes from country to country, we do own international/local carrier and Internet or data services licenses in every jurisdiction in which we operate. Most licenses are granted for a 10 to 15 year term.
The networks business operates over 50,000 km of submarine fiber optic cable systems in the U.S., the Carribean and Latin America. These sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the FCC, Department of Homeland Security (DHS) and other U.S. governmental agencies that impose additional reporting and licensing obligations on C&W.
VTR / Cabletica
VTR is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry of Transportation and Telecommunications (the Ministry) through the Chilean Undersecretary of Telecommunications (SubTel), the National Television Council (CNTV) and the National Consumer Service (Sernac).
In addition to the specific regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (i) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (ii) prohibiting VTR from using its market power over programmers without justification, (iii) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, and (iv) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis.
Video. The provision of pay television services requires a permit issued by the Ministry. Cable pay television permits are granted for an indefinite term and are non-exclusive. As these permits do not involve radio electric spectrum, they are granted without ongoing duties or royalties. VTR has permits to provide cable pay television services in most of the medium- and large-sized markets in Chile.
Cable television service providers in Chile are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, CNTV may impose sanctions on providers who are found to have run programming containing excessive violence, adult content or other objectionable programming or advertising of certain categories of products within certain time slots throughout the day. Pay television operators are directly responsible for violation of such prohibitions. Additionally, the Chilean Television Act (the Television Act) requires pay television operators to offer a certain quota of cultural content and to distribute public interest campaigns.
The Television Act establishes a retransmission consent regime between broadcast television concession holders and pay television operators. This regime provides that once a broadcast operator achieves digital coverage of 85% of the population within its concession areas, the broadcast operator may require that pay television operators enter into an agreement for the retransmission of its digital signal. In addition, the Television Act requires that the technical or commercial conditions imposed by broadcast operators not discriminate among pay television operators. Also, the Television Act establishes a must carry regime requiring pay television operators to distribute up to four local broadcast television channels in each operating area. The channels that must be carried by any particular pay television operator are to be selected by CNTV. The full implementation of the retransmission and must carry regimes are still pending.
VTR’s ability to change its channel lineup is restricted by an agreement reached with Sernac in July 2012 and the general regulation established by SubTel in February 2014 (by the Telecommunication Services General Rulemaking). This framework allows VTR to change one or more channels from its lineup after a 60-day notice period to its subscribers. In such cases, VTR shall offer a channel of similar content and quality or proportional compensation. Despite this, after certain channel adjustments were applied in July 2016, the excluded programmers challenged in courts (with the support of social media) VTR’s ability to unilaterally modify its channel grid, arguing that content and quality of new channels should be identical to the excluded channels. A final position on this issue is pending.
Internet. A law passed in November 2017 requires all ISPs to apply for a public service concession for data transmission within three months of the passage of such law. Because VTR operates via networks that were previously approved by SubTel, VTR timely applied and an approval is pending.
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
A law passed in November 2017 requires all fixed and mobile ISPs to meet levels of quality of service to be defined in a future SubTel regulation. The law also requires ISPs to guarantee a minimum broadband throughput based on the offered speed and to provide their subscribers a certified measurement tool allowing subscribers to verify this minimum service level, and imposes on ISPs fines or penalties if the service level is not fulfilled. Ancillary regulations applicable to this obligation are pending.
Fixed-Line Telephony and Mobile Services. The provision of fixed-line telephony and mobile services requires a public telecommunications service concession. VTR holds concessions to provide fixed wireless local telephony service on the 3.5 GHz band in several regions of the country. These concessions have renewable 30-year terms, expiring in 2036. During 2018, SubTel partially froze 20MHz of the 50 MHz concession granted to VTR in order to evaluate future 5G concession auctions. VTR is contesting SubTel’s legal ability to take such a measure.
With respect to mobile services, in 2009, SubTel awarded VTR a 30MHz license in the 1700/2100 MHz band. The license has a 30-year renewable term, expiring in 2040. Currently, antitrust bodies and the Supreme Court have declared a 60 MHz cap for mobile concessions and a 100 MHz cap for fixed wireless service (3.5 GHz band). SubTel filed an application before the Antitrust Court in order to review the spectrum cap regime and the spectrum administration policy for the country under the notion that future telecommunication needs, especially for implementing 5G networks, will require broader bandwidth. The process is currently in its early stages. VTR does not currently exceed any of its caps.
VTR has concessions to provide fixed-line telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s fixed-line telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025.
There are no universal service obligations in Chile. However, local service concession holders are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public service concession holders whose systems are technically compatible.
As a general rule, fixed-line telephony service providers are free to establish the rates directly charged to their customers, unless the Chilean Antitrust Authority concludes that due to a lack of sufficient competition in the market, rates should be fixed by SubTel. However, SubTel sets the maximum rates that may be charged by each operator for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers. Rate regulation on interconnection charges is applicable to all fixed-line and mobile telephony companies, including VTR. The determination of the maximum rates that may be charged by operators for their fixed-line or mobile services are made on a case-by-case basis by SubTel and are effective for five years.
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
Consumer’s Rights Protection Law. In 2018, a bill was enacted introducing significant new powers to Sernac including a material increase in its ability to levy fines and compensations.
Cabletica
Cabletica is subject to regulation and enforcement by various governmental entities in Costa Rica, including the Ministry of Science and Technology, the Costa Rican Telecommunications Superintendence (Sutel), and the Consumer Support Office of the Ministry of Economy, Industry and Commerce (MEIC). Cabletica holds a telecommunications services concession, expiring in 2028, issued by Sutel that authorizes the deployment and operation of its wireline HFC network throughout the country. At the service layer, the concession permits: (i) paid television; (ii) the provision of fixed telephony service; (iii) internet access; and (iv) data links.

Video. Cable television service providers in Costa Rica are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, the Commission of Control and Qualification of Public Spectacles of the Ministry of Justice and Peace may impose sanctions on providers that have run programming containing excessive violence, adult content, or other objectionable content. Pay television operators are directly responsible for violating such prohibitions.

The Costa Rican General Telecommunications Law (art.138) establishes a retransmission consent regime between broadcast television concessionaires and pay television operators. This regime provides that (i) the concessionaires must include within their programming the Costa Rican television channels that have coverage in at least sixty percent of the national territory, excluding Isla del Coco, which complies with at least fourteen minimum hours of daily transmission, and (ii) the reception of the signal complies with the minimum signal requirements established in this regulation, which have acceptable ratings and have the corresponding transmission rights.

Internet. The Regulation of Provision and Quality of Services of Sutel establishes minimum quality thresholds, such as minimum speeds, oversubscription, and delay.

Fixed-Line Telephony Services. The current regulations separate VoIP fixed telephony from traditional fixed telephony (e.g., copper lines) and there is no fixed number portability.

Other Costa Rican Regulation

The powers of the Agency for the Protection of Data of Inhabitants (Prohab) are stipulated in the Law on the Protection of the Person against the Processing of Personal Data (Law No. 8968). Its functions are focused on compliance with data protection regulations. The Commission to Promote Competition (Coprocom) is a maximum deconcentration body attached to MEIC. Its fundamental purpose is to comply with the provisions of the Law on Promotion of Competition and Effective Defense of the Consumer (Law No. 7472) through the protection and promotion of (i) the process of competition and free competition, (ii) investigating and sanctioning monopolistic practices, and (iii) other restrictions related to the efficient functioning of the market.

Liberty Puerto Rico
Liberty Puerto Rico is subject to regulation in Puerto Rico by various governmental entities at the Puerto Rico and the U.S. federal level, including the Federal Communications Commission (FCC). The Puerto Rico Telecommunications Regulatory Bureau (TRB) has primary regulatory jurisdiction in Puerto Rico at the local level and is responsible for awarding franchises to cable operators for the provision of cable service in Puerto Rico and regulating cable television and telecommunications services.
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
By virtue of Order and Notice of Proposed Rulemaking 18-57, dated May 8, 2018, the FCC established the Uniendo a Puerto Rico Fund (UPR Fund), which made $51 million of new funding available for Puerto Rico telecommunications following Hurricanes Irma and Maria. In order to be eligible for the UPR Fund, Liberty Puerto Rico requested that TRB designate it as an Eligible Telecommunications Carrier (ETC). TRB designated Liberty Puerto Rico as an ETC on June 22, 2018. As part of these requirements Liberty Puerto Rico must offer the Lifeline Program and the Libraries and Schools Program (E-Rate). Both consist of FCC subsidies to ensure customer access to telecommunications services. Liberty Puerto Rico has implemented internal processes and controls, and is operationally ready to begin offering both the Lifeline and E-Rate Programs in 2019. Final TRB approval of several required documents remains pending. Once approval has been received, Liberty Puerto Rico will proceed to make both programs available.

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

•
Internet. Liberty Puerto Rico offers high-speed internet access throughout its entire footprint. In March 2015, the FCC issued an order classifying mass-market broadband internet access service as a “telecommunications service,” changing its long-standing treatment of this offering as an “information service,” which the FCC traditionally has subjected to limited regulation. The rules adopted by the FCC prohibited, among other things, broadband providers from: (i) blocking access to lawful content, applications, services or non-harmful devices; (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services or non-harmful devices; and (iii) favoring some lawful internet traffic over other lawful internet traffic in exchange for consideration (collectively, 2015 Restrictions). In addition, the FCC prohibited broadband providers from unreasonably interfering with users’ ability to access lawful content or use devices that do not harm the network, or with edge providers’ ability to disseminate their content, and imposed more detailed disclosure obligations on broadband providers than were previously in place. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order (the 2017 Order) that, in large part, reversed the regulations issued by the FCC in 2015. The 2017 Order, among other things, restores the classifications of broadband Internet access as an information service under Title I of the Communications Act, and mobile broadband Internet access service as a private mobile service, and eliminates the 2015 Restrictions. The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization, and restores broadband consumer protection authority to the Federal Trade Commission. A number of state Attorneys General, technology companies, and public interest groups already have filed preliminary appeals and lawsuits to repeal the 2017 Order in federal courts. Additional judicial appeals and petitions for reconsideration of the 2017 Order likely will be filed in federal courts and at the FCC. Legislative proposals regarding the net neutrality rules also are pending in Congress.

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
VTR faces competition from the incumbent telecommunications operator, Movistar (Movistar), and other telecommunications operators. Movistar has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Price is a key factor as are bundles with quality services. We distinguish our services by delivering reliable market leading internet access speeds with attractive bundled offers.
Movistar, América Móvil, S.A.B. de C.V. (Claro) and Empresa Nacional de Telecomunicaciones S.A. (Entel) (as defined below) are the primary companies that offer mobile telephony in Chile. In mid-2015, WOM S.A. (WOM) entered the mobile services market through its acquisition of the Nextel Chile network. WOM continues to exert significant competitive pressure in the mobile market with its very aggressive price offers. Such pricing is driving down sales and increasing churn in the mobile market. As an MVNO, VTR offers its mobile services on a standalone basis. To attract and retain customers, VTR focuses on its triple-play and double-play customer bases, offering them postpaid mobile accounts at an attractive price.
With respect to mobile services, we face competition from Digicel Group Ltd. (Digicel) in most of our C&W residential markets and in Panama. We also compete with subsidiaries of Telefónica, S.A. (e.g., the incumbent Chilean telecommunications operator under the brand name Movistar) and Claro in Chile and Panama. In addition, in the Bahamas, where C&W had previously been the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor, ALIV, during the fourth quarter of 2016. We also face competition in the provision of broadband services from Digicel in our Caribbean markets, Cable Onda S.A. (Cable Onda) in Panama, and Cable Bahamas Limited (Cable Bahamas) in the Bahamas. These companies all have competitive pricing on similar services, and the intensified level of competition we are experiencing in several of our markets has added increased pressure on the pricing of our services. To attract and retain customers, C&W focuses on providing quality services and premium content, as well as converged services where customers can access content in and out-of-the home.

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
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our cable networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Flow ToGo and +TV Go in a number of C&W markets.
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
In this competitive environment, we enhance our offers with advanced digital services, such as DVR functionality, HD channels, VoD and multiscreen services. In addition, we offer attractive content packages tailored to the particular market and discounts for bundled services. To improve the quality of the programming in our packages, our operations periodically modify their digital channel offerings. Where mobile is available, we are focusing on our converged service offerings. We use these services, as well as bundles of our fixed-line services, as a means of driving video and other products where convenience and price can be leveraged across the portfolio of services.

•
C&W. C&W competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. Fixed-mobile convergence services are not a significant factor in most of C&W’s residential markets. In several of C&W’s other markets, including Jamaica, Trinidad and Tobago and Barbados, C&W is the largest or one of the largest video service providers. In these markets, C&W’s primary competition is from DTH providers, such as DIRECTV Latin America Holdings, Inc. (DirecTV), which is now called Vrio Corp., and operators of IPTV services over VDSL and FTTx, such as Digicel. In Panama, C&W competes primarily with Cable Onda, which offers video, internet and fixed-line telephony over its cable network, and with the DTH services of Claro. To compete effectively,

C&W invests in leading mobile and fixed networks, and in content, where the Premier League is a main attraction for Flow Sports.

•
VTR. VTR competes primarily with DTH service providers, including the incumbent Chilean telecommunications operator Movistar, Claro Chile S.A., a subsidiary of Claro, Entel, GTD Manquehue (GTD) and DirecTV, among others. Movistar offers double-play and triple-play packages using DTH for video and DSL for internet and fixed-line telephony and offers mobile services. On a smaller scale, Movistar also offers IPTV services over FTTx networks in Chile. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services. To a lesser extent, VTR also competes with video services offered by or over networks of fixed-line telecommunication providers using DSL technology. To compete effectively, VTR focuses on enhancing its subscribers viewing options in and out of the home. It offers VoD, catch-up television, DVR functionality, Horizon TV and a variety of premium channels. These services and its variety of bundled options, including internet and telephony, enhance VTR’s competitive position.

•
Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation (Dish Network). Dish Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a multi-room DVR service for free. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed internet with download speeds of up to 400 Mbps to drive its video services.

Broadband Internet
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
A key component of our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of services and prices, a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download speeds generally range from 100 Mbps to speeds of up to 400 Mbps. In Barbados, we also have speeds of up to 1 Gbps available. In many of our markets, we offer the highest download speeds available via our cable and FTTx networks. The focus is on high-speed internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level.
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

•
VTR. VTR faces competition primarily from non-cable-based ISPs, such as Movistar and Entel, and from other cable-based providers, such as Claro and GTD. Competition is particularly intense with each of these companies offering competitively priced services, including bundled offers with high-speed internet services. Mobile broadband competition is significant as well. Movistar, Claro and Entel have launched LTE networks for high-speed mobile data. To compete effectively, VTR is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service and high-speed internet with download speeds of up to 400 Mbps.

•
Liberty Puerto Rico. Liberty Puerto Rico competes primarily with mobile broadband providers. Most of these providers, including the incumbent telecommunications company, offer these services over their LTE networks. To compete with mobile broadband providers, Liberty Puerto Rico offers its high-speed internet with download speeds of up to 400 Mbps. Liberty Puerto Rico also competes with the DSL services of Claro in providing fixed-line internet services.

Business and Wholesale Services
Through C&W, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, subsea fiber optic cable network. Our subsea and terrestrial fiber routes combine to form a series of fully integrated networks that typically provide complete operational redundancy, stability and reliability, allowing us in most cases to provide our clients with superior service and minimal network downtime. Given the advanced technical state of the network combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high latency protection routes. In addition, our network as of December 31, 2018, utilized less than 10% of its design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, as well as the financial and time investment required to build a similar network, and the potential delays associated with acquiring governmental permissions, makes it unlikely that our network will be replicated in the near term.
We compete in the provision of B2B services with residential telecommunications operators as noted above, in addition to regional and international service providers, particularly when addressing larger customers.
Employees
As of December 31, 2018, we, including our consolidated subsidiaries, had an aggregate of approximately 10,800 full-time equivalent employees, certain of whom belong to organized unions and works council. We believe that our employee relations are good.
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
The risk factors described in this section have been separated into five groups:

•	risks that relate to the competition we face and the technology used in our businesses;

•	risks that relate to our operating in overseas markets and being subject to foreign and domestic regulation;

•	risks that relate to certain financial matters;

•	risks relating to our corporate history and structure; and

•	risks relating to our common shares and the securities market.
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
If we are unable to obtain or retain attractively priced competitive content, demand for our existing and future television services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower tier programming to higher tier programming. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors obtain exclusive programming rights, particularly with respect to popular sports and movie programming, and as certain entrants in the OTT market increasingly produce their own exclusive content.
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
We rely on third-party vendors for the equipment (including customer premises equipment, network infrastructure and mobile handsets), software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, international regulations or sanctions, natural calamities, interruptions in transportation systems, power supplies, terrorism and labor issues. In addition, we rely on third parties (in particular, local municipalities, power companies and other telecommunications companies) for access to poles to attach our network equipment, and their ability to provide such access is subject to similar risks. As a result, we may not be able to obtain the equipment, software, access and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in our equipment could lead to delays in completing extensions to our networks and in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. To the extent that we have minimum order commitments, we would be adversely affected in the event that we were unable to resell committed products or otherwise decline to accept committed products. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our owned or licensed intellectual property rights (such as trademarks, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question. We rely on power companies to provide power necessary to operate equipment necessary to conduct our operations and to operate our customer premises equipment. As a result of any long-term interruption in power supplies, we may not be able to deliver our services on a timely or satisfactory basis, which could accordingly adversely impact our ability to maintain or increase our RGUs, revenue and cash flows.
In addition, the operation, administration, maintenance and repair of our network, including our subsea cable network, requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the Caribbean and Latin America and requires operating and capital expenses. Events outside of our control, such as natural disasters, technological failures, vandalism, war, terrorism, inadvertent cuts or extraordinary social or political events, could impact the continued operation of our network. We cannot assure you that our systems will continue to function as expected in a cost-effective manner.
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
Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or subsea cable network, telecommunications failures, power loss, malicious human acts, security flaws and natural disasters.
In particular, our systems and equipment are in regions prone to hurricanes, earthquakes and other natural disasters, and they have been impacted by hurricanes in the recent past. In early October 2016, our fixed-line and mobile networks in the Bahamas suffered extensive damage as a result of Hurricane Matthew, which caused our customers to experience significant outages. In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment. In certain of our C&W markets, most notably in the British Virgin Islands and Dominica, portions of our fixed and mobile networks were significantly damaged by Hurricanes Irma and Maria.
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

We also are party to the Atlantic Cable Maintenance and Repair Agreement, which provides us with certain dedicated repair vessels and timely call out services with respect to our subsea cables through to the present. We cannot assure you, however, that these precautions will be sufficient to prevent loss of data or prolonged network downtime or that we will be able to renegotiate arrangements with the Atlantic Cable Maintenance and Repair Agreement on successful terms.
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
We depend on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, network management systems, customer billing, financial reporting, human resources and various other processes and transactions. As our operations grow in size, scope and complexity, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure.
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
We may not have sufficient insurance to cover damage due to natural catastrophe claims and future claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims, which in either case could expose us to significant liabilities.
We maintain third-party insurance coverage against various property and business interruption damage risks. We believe these insurance programs are an effective way to protect our assets against these risks. However, the potential damages that could arise from a natural catastrophe event or events in the future could exceed the coverage provided by such programs. In addition, our insurance carriers have in the past sought and may in the future seek to rescind or deny coverage with respect to pending or future claims related to such natural catastrophe damage. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material investments to repair such damage which could result in decreased capital investment, reduced Adjusted OIBDA, decreased liquidity or increased use of credit facilities or other existing or new debt or funding arrangements.
Data privacy regulations are expanding and compliance with, and any violations of, these regulations may cause us to incur significant expenses.

Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. The cost of complying with and implementing these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.

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

Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA) and similar laws. Although our subsidiaries and business affiliates have undertaken, and will continue to undertake, compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation could result in penalties imposed on, and adversely affect the reputation of, these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.
We are exposed to foreign currency exchange rate risk.
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and selling, general and administrative expenses and property and equipment additions were not hedged as of December 31, 2018.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our reported operating results are impacted by changes in the exchange rates for the Chilean peso and, to a much lesser extent, the Jamaican dollar, Trinidad and Tobago dollar, Seychellois rupee, Colombian peso and Costa Rican colón. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
Failure to comply with economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We operate in the Caribbean and Latin America, and similar to other international companies, we are subject to economic and trade sanctions programs, including certain of which that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
We also have interconnection and services contracts with telecommunications carriers located in Venezuela.  With respect to Cuba, we believe we have designed our activities to comply with certain telecommunications and information systems general license and exemptions. With respect to Venezuela, we have advised OFAC that we believe that our activities there are not covered by the OFAC regulations or are otherwise allowed under general license and exemptions or, in the alternative, should be licensed by OFAC.

We believe that our activities with respect to these countries are known to OFAC. We note, however, that OFAC regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, OFAC’s interpretation of its own regulations and guidance vary on a case to case basis. As a result, we cannot provide any guarantees that OFAC will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.

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
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities, which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. If conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with an acquisition transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations. Most recently, the acquisition of C&W in May 2016 triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including Trinidad and Tobago and the Seychelles, have not completed their review of the May 16, 2016 acquisition of C&W (the C&W Acquisition) or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.
Furthermore, the governments in the countries and territories in which we operate differ widely with respect to political structure, constitution, economic philosophy, stability and level of regulation. Many of our operations depend on governmental approval and regulatory decisions, and we provide services to governmental organizations in certain markets (and in certain cases, like Venezuela, governmental organizations are our biggest customers). Moreover, in several of C&W’s key markets, including Panama and the Bahamas, governments are C&W’s partners and co-owners. The Government of the Bahamas is a part-owner in BTC and the Government of Panama is a part-owner in C&W Panama, and each of the governments have the right to appoint members to the board of directors of the respective entity. In both the Bahamas and Panama, we hold licenses or have received concessions from the government or independent regulatory bodies to operate our business, including our mobile and fixed networks. Consequently, we may not be able to fully utilize C&W’s contractual or legal rights or all options that may otherwise be available, where to do so might conflict with broader regulatory or governmental considerations. In addition, we are, and in the future may be, a party to certain disputes with regulators and governments from time to time that could have a material adverse effect on our business and results of operations.
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
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as Cabletica, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
In addition, we anticipate that any companies we may acquire will be located in the Caribbean or Latin America. Such companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws and the FCPA. While we intend to conduct appropriate due diligence and to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
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
Our businesses are highly leveraged. At December 31, 2018, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,724 million, including $303 million that is classified as current in our consolidated balance sheet and $6,271 million that is not due until 2022 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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
Our ability to meet our debt service obligations or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond our control. In addition, we are dependent on customers, in particular local, municipal and national governments and agencies, to pay us for the services we provide in order for us to generate cash to meet our debt service obligations and to maintain our business. Accordingly, we are exposed to the risk that our government customers could default on their obligations to us and we cannot rule out the possibility that unexpected circumstances in a particular country’s economic condition may render such government unable to meet its obligation to us. Any such event could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. If we cannot generate sufficient cash to meet our debt service requirements or to maintain our business, we may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.
If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our debt obligations. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness of relevant members of each of our four borrowing groups (i.e. C&W, VTR Finance, Cabletica, and Liberty Puerto Rico) may become payable on demand and we may not have sufficient funds to repay all of our debts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
In addition, some of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios. Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under our subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
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

In particular, we are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to the London Interbank Offered Rate (LIBOR) or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure. Regulators in the U.K. have announced that LIBOR will be phased out by the end of 2021. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. We do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR at this time.

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
Should current economic conditions deteriorate, there may be volatility in exchange rates, increases in interest rates or inflation, liquidity shortfalls and an adverse effect on our revenue and profits. Recessionary pressures or country-specific issues could, among other things, affect products and services, the level of tourism experienced by some countries and the level of local consumer and business expenditure on telecommunications. In addition, most of our operations are in developing economies, which historically have experienced more volatility in their general economic conditions. The impact of poor economic conditions, globally or at a local or national level in the countries and territories in which we operate, could have a material adverse effect on our business, financial condition, results of operations.
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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2018, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $95 million, (ii) cash and cash equivalents and restricted cash balances of $642 million and (iii) aggregate undrawn debt facilities of $1,043 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.

The liquidity and value of our interests in certain of our partially-owned subsidiaries, as well as the ability to make decisions related to their operations, may be adversely affected by shareholder agreements and similar agreements to which we are a party.
We indirectly own equity interests in a variety of international video, broadband internet, telephony, mobile and other communications businesses. Certain of these equity interests, such as our interests in our operating subsidiaries of C&W Panama and BTC, are held pursuant to concessions or agreements that provide the terms of the governance of the subsidiaries as well as the ownership of such interests. These agreements contain provisions that affect the liquidity, and therefore the realizable value, of those interests by subjecting the transfer of such equity interests to consent rights or rights of first refusal of the other shareholders or partners or similar restrictions on transfer. In certain cases, a change in control of the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other shareholders or partners. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold. Additionally, these agreements contain provisions granting us and the other shareholders or partners certain liquidity rights as well as certain governance rights, for example, with respect to material matters, including but not limited to acquisitions, mergers, dispositions, shareholder distributions, incurrence of debt, material expenditures and issuances of equity interests, which may prevent the respective subsidiary from making decisions or taking actions that would protect or advance the interests of our company, and could even result in such subsidiary making decisions or taking actions that adversely impact our company. Furthermore, our ability to access the cash of these non-wholly-owned subsidiaries may be restricted in certain circumstances under the respective shareholder, joint venture, partnership or similar agreements.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2018, we had goodwill of $5,133 million, which represented approximately 38% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in 9 to our consolidated financial statements, during the years ended December 31, 2018 and 2017, we incurred significant goodwill impairments. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of C&W. Any such impairment charges could be significant.

Risks Relating to our Corporate History and Structure
The consolidated financial statements of Liberty Latin America are not necessarily representative of Liberty Latin America’s future financial position, future results of operations or future cash flows nor does it reflect what Liberty Latin America’s financial position, results of operations or cash flows would have been as a standalone company during the periods presented.

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
We entered into Split-Off agreements that were negotiated while we were a subsidiary of Liberty Global.
We entered into a number of Split-Off agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty Global for certain of our businesses. In addition, we entered into the Services Agreement with Liberty Global pursuant to which it provides us with specified services, including certain management services, other services typically performed by Liberty Global’s legal, tax, accounting, procurement and finance departments and other services, for which we will pay Liberty Global a services fee. The terms of all of these agreements were established while we were a wholly-owned subsidiary of Liberty Global, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Global were at arms’ length, the persons negotiating on behalf of Liberty Latin America also serve as officers of Liberty Global. We believe that the terms of these agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

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

Although our Class B common shares are eligible to trade on the OTC Grey Markets, there is no meaningful trading market for these shares and the market price of these shares is subject to volatility.

Our Class B common shares are not widely held, with over 75% of such outstanding shares beneficially owned by John C. Malone, a director of our company. Although our Class B common shares are eligible to trade on the OTC Grey Markets, they are sparsely traded and do not have an active trading market. The OTC Grey Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares. OTC Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTC Bulletin Board. Broker-dealers must report OTC Grey Market trades to the Financial Industry Regulatory Authority, and therefore trade data is available on http://www.otcmarkets.com and other public sources. As a result, trading in the OTC Grey Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Grey Markets as opposed to a national exchange or quotation system due to many factors, including, among other things, a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations and similar market conditions. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.

We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.
As of January 31, 2019, John C. Malone beneficially owned a number of our common shares representing approximately 25% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.
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
Beginning on or after October 17, 2019, certain Searchlight parties may sell Class C common shares subject to a Registration Rights Agreement in the public market, which may cause the market price of our common shares to decrease, and therefore make it more difficult to raise equity financing or issue equity as consideration in an acquisition.

Our Registration Rights Agreement with certain Searchlight parties requires us to promptly register under the Securities Act the 9,500,000 Class C common shares subject to such agreement and held by such shareholders or their permitted transferee(s), upon their request, beginning on or after October 17, 2019. The registration rights for such Searchlight parties will allow them to sell such shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common shares could decline as a result of sales by such shareholders from time to time. In particular, the sale of a substantial number of our shares by such shareholders within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.

We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to include in its annual report on Form 10-K an assessment of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to issue a statement as to whether or not our internal control over financial reporting is effective; and our independent auditors are required to issue an audit opinion on our internal control over financial reporting.

As of December 31, 2018, we did not maintain effective adequate internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We are actively engaged in developing and implementing remediation plans designed to address these material weaknesses.  If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
At December 31, 2018, we leased our corporate office in Denver, Colorado, U.S. Additionally, C&W owns our subsea network in the Caribbean region (see Item 1. Business—Narrative Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 18 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.

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
Market Information
Our outstanding share capital comprises Class A, Class B and Class C common shares. Our Class A and Class C common shares trade on the Nasdaq Global Select Market under the symbols “LILA” and “LILAK,” respectively, and began trading effective January 2, 2018 following the consummation of the Split-Off. Our Class B common shares are eligible to be traded on the OTC Grey Markets under the symbol “LILAB,” although they do not have an established public trading market. The following table sets forth the range of highest and lowest prices for our Class B common shares for each of the periods indicated, as reported by Bloomberg, taking into account both opening and closing prices. Over-the-counter market prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Class B
	High	Low
Year ended December 31, 2018
First quarter	(a)	(a)
Second quarter	$19.75	$18.00
Third quarter	$19.75	$18.00
Fourth quarter	$19.00	$19.00

a.	No trades occurred during the first quarter of 2018.
Holders
As of January 31, 2019, we had the following number of holders of our common stock: 10,995 Class A; 26 Class B; and 25,089 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
Dividends
We have not paid any cash dividends on our shares, and we have no present intention of doing so. Any future payment of cash dividends will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. Except as noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 10 to our consolidated financial statements, there are currently no contractual restrictions on our ability to pay dividends in cash or shares.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual General Meeting of Shareholders.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All information under this Item has been previously reported on our Current Reports on Form 8-K.

Stock Performance Graph

The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from January 2, 2018 (the day the shares began trading following the Split-Off) to December 31, 2018, to the change in the cumulative total return on the Nasdaq Emerging Telecom TR Index, the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on January 2, 2018.

	January 2,	March 31,	June 30,	September 30,	December 31,
	2018

Liberty Latin America Shares - Class A	$100.00	$90.13	$88.60	$96.57	$67.10
Liberty Latin America Shares - Class C	$100.00	$89.25	$90.60	$96.45	$68.12
Nasdaq Emerging Telecom TR Index	$100.00	$97.33	$87.83	$89.10	$86.46
MSCI Emerging Markets NTR Index	$100.00	$99.72	$91.79	$90.78	$84.00
Nasdaq Composite TR Index	$100.00	$101.06	$107.75	$115.73	$95.72

Item 6.	SELECTED FINANCIAL DATA
The following tables present selected historical financial information of Liberty Latin America. The selected financial data (i) as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, (ii) as of December 31, 2016, and 2015 and for the years ended December 31, 2015 and 2014 has been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K and (iii) as of December 31, 2014 has been derived from our unaudited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information is only a summary and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements.

	December 31,
	2018	2017	2016	2015	2014
	in millions
Summary Balance Sheet Data (a):
Goodwill	$5,133.3	$5,673.6	$6,353.5	$775.6	$787.3
Property and equipment, net	$4,236.9	$4,169.2	$3,860.9	$843.5	$824.6
Total assets	$13,446.6	$13,616.9	$14,143.9	$3,238.1	$2,738.4
Debt and capital lease obligations, including current portion	$6,682.1	$6,371.5	$6,047.9	$2,305.4	$2,040.9
Total equity	$4,123.4	$4,690.6	$5,660.4	$270.8	$69.1

	Year ended December 31,
	2018	2017	2016	2015	2014
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue (b)	$3,705.7	$3,590.0	$2,723.8	$1,217.3	$1,204.6
Operating income (loss) (c)	$(23.6)	$(162.9)	$315.3	$248.1	$228.4
Net earnings (loss)	$(635.8)	$(798.7)	$(404.0)	$45.8	$9.7
Net earnings (loss) attributable to Liberty Latin America shareholders	$(345.2)	$(778.1)	$(432.3)	$38.0	$12.0
Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders (d)	$(1.99)	$(4.53)	$(3.44)	$0.87	$0.27

(a)	We acquired Cabletica on October 1, 2018, C&W on May 16, 2016 and Choice Cable TV on June 3, 2015.

(b)
We adopted ASU 2014-09, as defined and described in note 2 to our consolidated financial statements, on January 1, 2018 using the cumulative effect transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

(c)
We adopted ASU 2017-07, as defined and described in note 2 of our consolidated financial statements, on January 1, 2018, which was applied retrospectively to all periods presented. As a result, we reclassified pension-related credits aggregating $12 million, $15 million and $4 million during the years ended December 31, 2018, 2017 and 2016, respectively, from operating income (loss) to non-operating income (expense) in our consolidated statements of operations. Operating income for the years ended December 31, 2015 and 2014 were not impacted as a result of adoption ASU 2017-07.

(d)
Amounts are calculated based on weighted average number of shares outstanding of 173,313,575, 171,850,041, 125,627,811, 43,925,871 and 43,925,871, respectively. The 2018 amount represents the weighted average number of Liberty Latin America Shares outstanding during the year. The 2017 amount represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off. The 2016 amount represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution as if such distribution was completed on the May 16, 2016 date of the C&W Acquisition. The 2015 amount represents the actual weighted average number of LiLAC Shares outstanding for the period from July 1, 2015 through December 31, 2015, as adjusted to reflect the LiLAC Transaction as if such transaction was completed on January 1, 2015. The share amounts for 2014 represent the number of LiLAC Shares issued on July 1, 2015 upon completion of the LiLAC Transaction as if such shares were issued since January 1, 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) is presented, as of December 31, 2018.
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B communications services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in those regions.
Operations
At December 31, 2018, we (i) owned and operated fixed networks that passed 7,155,400 homes and served 5,702,200 revenue generating units (RGUs), comprising 2,402,400 broadband internet subscribers, 1,909,300 video subscribers and 1,390,500 fixed-line telephony subscribers and (ii) served 3,502,700 mobile subscribers.
Hurricane Update
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W segment, most notably British Virgin Islands and Dominica. In October, 2016, our operations in the Bahamas, which is part of our C&W segment, was significantly impacted by Hurricane Matthew.
In December 2018, we settled our insurance claims for the Hurricanes with our third-party insurance provider. The settlement amount totaled $121 million and comprised $109 million for Hurricanes Irma and Maria, which was net of $30 million in self-insurance, and $12 million for Hurricane Matthew, which was net of $15 million in self-insurance. During 2018 and 2017, we received net advance payments related to the Hurricanes from our third-party insurance provider totaling $51 million and $3 million, respectively. With respect to the advances received during 2018, $45 million was provided to Liberty Puerto Rico and $6 million was provided to C&W. The advance received during 2017 related to Hurricane Matthew and was provided to C&W. Subsequent to December 31, 2018, we received $49 million in insurance proceeds. We expect to receive the remaining balance due of $18 million during the first quarter of 2019. For additional information regarding the hurricane-related insurance settlements, see note 8 to our consolidated financial statements.
Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricane Maria and, to a lesser extent Hurricane Irma, was extensive and widespread. In connection with these hurricanes, we experienced adverse impacts to revenue, Adjusted OIBDA and RGUs during 2018 and the second half of 2017. We completed restoration of Liberty Puerto Rico’s broadband communications network during the third quarter of 2018. In connection with our restoration work, we incurred property and equipment additions of approximately $142 million, of which $92 million was incurred during 2018. As of December 31, 2018, we are providing service to 738,600 RGUs, as compared with 803,500 RGUs at August 31, 2017. Contributing to this decline in RGUs are non-organic adjustments totaling 48,300 RGUs that represent subscribers in areas where we have not restored the network.

From a liquidity perspective, the cash provided by its operations was a significant source of pre-hurricane liquidity for Liberty Puerto Rico. As a result of the hurricane impacts, we did not generate positive cash from operations, inclusive of capital expenditures, until the third quarter of 2018. In this regard, Liberty Puerto Rico’s liquidity needs following the hurricanes were funded by (i) $45 million of the LPR Equity Commitment received during 2018, (ii) insurance advances in 2018 totaling $50 million ($45 million through a third-party insurance provider and the remainder through a captive insurance subsidiary), (iii) $40 million of funding under the LPR Revolving Credit Facility, which was repaid during the fourth quarter of 2018, and (iv) beginning in the third quarter of 2018, cash from operations, inclusive of capital expenditures. As of December 31, 2018, we expect cash from operations will be sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next twelve months.
C&W. C&W offers services over fixed and mobile networks, and portions of these networks in C&W’s Impacted Markets were significantly damaged as a result of the hurricanes. At December 31, 2018, services to our mobile and fixed-line customers in these markets have been restored. In connection with our restoration work, we incurred property and equipment additions of approximately $47 million, of which $34 million was incurred during 2018. During the fourth quarter of 2018, we recorded non-organic adjustments to reduce C&W’s homes passed and RGUs by 17,500 and 11,000, respectively, that represent homes passed and subscribers in areas where we have not restored the network.
Strategy and Management Focus
From a strategic perspective, we are seeking to build or acquire broadband communications and mobile businesses that have strong prospects for future growth. As discussed further under Liquidity and Capital Resources—Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
We strive to achieve organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to increase our customer base, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital video, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and up-selling.
We are engaged in network extension and upgrade programs across Liberty Latin America, although the Liberty Puerto Rico program was interrupted by the impacts of Hurricanes Maria and Irma. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During 2018, our network extension and upgrade programs passed approximately 330,000 homes across Liberty Latin America. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion. See Item 1. Business—Products and Services—Residential Services—Internet Services.
For information regarding our expectation with regard to property and equipment additions as a percent of revenue during 2019, see Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Competition and Other External Factors
We are experiencing significant competition from other telecommunications operators, direct-to-home (DTH) operators and other providers in all of our markets. In Panama, competition is increasing, in particular in relation to the prepaid mobile business where competitors began introducing new aggressive offers during the second quarter of 2018. In the Bahamas, where C&W previously was the only provider of mobile services, competition remained at elevated levels during 2018 due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. In addition, fixed-line competition has increased in a number of C&W’s markets in the Caribbean, including Trinidad and Tobago, Jamaica and Barbados. In certain of its markets, C&W is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable, (ARPU) in a number of C&W’s markets. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our reportable segments, see Discussion and Analysis of our Reportable Segments below.
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

Material Changes in Results of Operations
In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. Accordingly, in the following discussion, (i) organic changes exclude the operating results of an acquired entity during the first 12 months following the date of acquisition, and (ii) the calculation of our organic change percentages exclude the Acquisition Impact of such entity.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during 2018 was to the Chilean peso as 27.3% of our revenue during the year was derived from VTR. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations, as further discussed in note 19 to our consolidated financial statements. As we have the ability to control certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. As further described in note 12 to our consolidated financial statements, in October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and, prior to October 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.
Effective October 1, 2018, following the Cabletica Acquisition, the VTR segment became the VTR/Cabletica segment. In the discussion and analysis of the year ended December 31, 2018 compared with 2017, we refer to the segment as VTR/Cabletica. In the discussion and analysis of the year ended December 31, 2017 compared with 2016, we refer to the segment as VTR. For additional information regarding the composition of our segments, see note 19 to our consolidated financial statements. For additional information regarding the Cabletica Acquisition, see note 4 to our consolidated financial statements.
Prior to the Split-Off, Liberty Global allocated a portion of their corporate function costs to us, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. Such costs were not intended to reflect the costs of operating as a standalone public company. Accordingly, our corporate-related SG&A costs have increased significantly during 2018, as compared with 2017, as a result of operating as a standalone company and incurring certain public company-related costs. These costs include executive, employee and board of directors expenses; insurance; costs related to compliance with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002); and costs for financial reporting, tax administration, human resources functions and centralization of certain other corporate functions. The increases in these costs are inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 13 to our consolidated financial statements.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.

Revenue

All of our segments derive their revenue primarily from (i) residential services, including video, broadband internet and fixed-line telephony services, (ii) with the exception of Liberty Puerto Rico, residential mobile services and (iii) B2B services. C&W also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.

While not specifically discussed in the below explanations of the changes in revenue, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. Hurricanes Maria and Irma significantly impacted variances in revenue at Liberty Puerto Rico for both comparative periods. At C&W, the hurricanes had a greater impact on the variances in revenue for the prior-year comparison. Where applicable, we have separately identified the impacts of the hurricanes in our below discussion of revenue in order to provide more meaningful comparisons resulting from changes in RGUs and ARPU. For additional information regarding the impact of the hurricanes on our subscriber counts, see Overview above.

Revenue—2018 compared to 2017
The following table sets forth revenue by reportable segment:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$2,333.1	$2,322.1	$11.0	0.5
VTR/Cabletica	1,043.7	952.9	90.8	9.5
Liberty Puerto Rico	335.6	320.5	15.1	4.7
Intersegment eliminations	(6.7)	(5.5)	(1.2)	N.M.
Total	$3,705.7	$3,590.0	$115.7	3.2
N.M. — Not Meaningful.
Consolidated. The increase during 2018, as compared to 2017, includes increases of $42 million and $6 million attributable to the impact of acquisitions and FX, respectively. Excluding the effects of acquisitions and FX, revenue increased $67 million or 1.9%. The organic increase primarily includes increases of $7 million, $47 million and $15 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
As further described in notes 2 and 3 to our consolidated financial statements, we adopted ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. The most significant impact on revenue from adopting ASU 2014-09 was an increase for certain long-term prepaid capacity subsea capacity arrangements, as described in notes 2 and 3 to our consolidated financial statements and as quantified below.

C&W. C&W’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$172.0	$164.8	$7.2	4.4
Broadband internet	225.3	207.8	17.5	8.4
Fixed-line telephony	101.0	115.3	(14.3)	(12.4)
Total subscription revenue	498.3	487.9	10.4	2.1
Non-subscription revenue	68.3	68.4	(0.1)	(0.1)
Total residential fixed revenue	566.6	556.3	10.3	1.9
Residential mobile revenue:
Subscription revenue	594.2	643.0	(48.8)	(7.6)
Non-subscription revenue	89.6	88.5	1.1	1.2
Total residential mobile revenue	683.8	731.5	(47.7)	(6.5)
Total residential revenue	1,250.4	1,287.8	(37.4)	(2.9)
B2B revenue:
Service revenue	842.5	823.1	19.4	2.4
Subsea network revenue	240.2	211.2	29.0	13.7
Total B2B revenue	1,082.7	1,034.3	48.4	4.7
Total	$2,333.1	$2,322.1	$11.0	0.5
The details of the changes in C&W’s revenue during 2018, as compared to 2017, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$21.3
ARPU (b)	(9.3)
Increase in residential fixed non-subscription revenue (c)	0.2
Total increase in residential fixed revenue	12.2
Decrease in residential mobile subscription revenue (d)	(47.7)
Increase in residential mobile non-subscription revenue (e)	1.3
Increase in B2B service revenue (f)	19.9
Increase in B2B subsea network revenue (g)	21.2
Total organic increase	6.9
Impact of the C&W Carve-out Acquisition	9.5
Impact of FX	(5.4)
Total	$11.0

(a)	The increase is primarily attributable to higher broadband internet, video and fixed-line telephony RGUs.

(b)
The decrease is attributable to the net effect of (i) lower ARPU from fixed-line telephony services, (ii) an improvement in RGU mix and (iii) higher ARPU from broadband internet and video services. This decrease is net of the positive impact of $5 million in customer credits recorded during the third and fourth quarters of 2017 associated with service interruptions resulting from the hurricanes.

(c)
The increase is mostly due to (i) higher interconnect revenue, primarily associated with the net effect of a) higher volume in the Bahamas and b) lower volumes in Panama, Barbados and Trinidad and Tobago, and (ii) individually insignificant increases across other C&W markets.

(d)
The decrease is primarily attributable to (i) lower average subscribers in the Bahamas and Panama and (ii) lower ARPU from mobile services, as declines in Panama, the Bahamas and Barbados were slightly offset by increases in (a) the Impacted Markets, due to higher data usage, and (b) Jamaica. This decrease also includes a decline of $5 million from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our consolidated financial statements.

(e)
The increase is primarily attributable to the net impact of (i) higher revenue resulting from lower discounts on handset sales in Panama, which includes $2 million attributable to the adoption of ASU 2014-09, as further described in notes 2 and 3 to our consolidated financial statements, and (ii) lower revenue driven by decreased volumes of handset sales, primarily in Panama and the Bahamas.

(f)
The increase is primarily due to the net effect of (i) higher project-related revenue in Jamaica and managed services revenue in Networks & LatAm, (ii) higher interconnect revenue mostly driven by increased volumes in Jamaica, (iii) lower revenue from fixed-line services in Panama, the Impacted Markets and Barbados, (iv) lower revenue from mobile services in Panama and the Bahamas, and (v) individually insignificant changes across other C&W markets.

(g)
The increase is primarily due to the net effect of (i) an increase of $13 million from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our consolidated financial statements, (ii) an increase from capacity sales on C&W’s subsea network to new and existing customers and (iii) a decrease of $6 million associated with subsea revenue recognized on a cash basis related to services provided to a significant customer.

VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$401.4	$362.2	$39.2	10.8
Broadband internet	386.5	344.4	42.1	12.2
Fixed-line telephony	123.8	134.7	(10.9)	(8.1)
Total subscription revenue	911.7	841.3	70.4	8.4
Non-subscription revenue	30.2	28.6	1.6	5.6
Total residential fixed revenue	941.9	869.9	72.0	8.3
Residential mobile revenue:
Subscription revenue	62.9	56.0	6.9	12.3
Non-subscription revenue	13.2	11.1	2.1	18.9
Total residential mobile revenue	76.1	67.1	9.0	13.4
Total residential revenue	1,018.0	937.0	81.0	8.6
B2B service revenue	25.7	15.9	9.8	61.6
Total	$1,043.7	$952.9	$90.8	9.5

The details of the changes in VTR/Cabletica’s revenue during 2018, as compared to 2017, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$12.2
ARPU (b)	19.5
Decrease in residential fixed non-subscription revenue	(2.8)
Total increase in residential fixed revenue	28.9
Increase in residential mobile subscription revenue (c)	6.2
Increase in residential mobile non-subscription revenue	1.9
Increase in B2B service revenue (d)	9.6
Total organic increase	46.6
Impact of the Cabletica Acquisition	32.6
Impact of FX	11.6
Total	$90.8

(a)	The increase is attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)
The increase is due to the net effect of (i) higher ARPU from video services, (ii) improvements in RGU mix, (iii) higher ARPU from broadband internet services and (iv) lower ARPU from fixed-line telephony services.

(c)	The increase is due a higher average number of mobile subscribers, partially offset by lower ARPU from mobile services.

(d)
The increase is primarily attributable to higher SOHO revenue, mostly driven by higher average numbers of broadband internet, video and fixed-line telephony SOHO RGUs. Contributing to these increases was the conversion of certain residential subscribers to SOHO customers.

Liberty Puerto Rico. Due to the significant impact of the hurricanes on the operations of our Liberty Puerto Rico segment, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the (i) three months ended December 31, 2018 and September 30, 2018 and (ii) years ended December 31, 2018 and 2017 is set forth below:

	Three months ended		Year ended
	December 31, 2018	September 30, 2018	December 31, 2018	December 31, 2017
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$33.6	$32.2	$118.9	$125.4
Broadband internet	38.8	36.0	132.5	124.5
Fixed-line telephony	5.4	5.1	18.6	19.9
Total subscription revenue	77.8	73.3	270.0	269.8
Non-subscription revenue	4.4	4.0	13.5	16.6
Total residential fixed revenue	82.2	77.3	283.5	286.4
B2B service revenue	10.6	10.1	37.1	29.9
Other revenue	1.1	12.2	15.0	4.2
Total	$93.9	$99.6	$335.6	$320.5
Liberty Puerto Rico’s revenue increased $15 million during 2018, as compared to 2017, primarily due to $11 million of revenue related to FCC funds received in August 2018, which is included in other revenue. The FCC granted these funds to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. The remaining increase is primarily due to (i) higher revenue from business data services, and (ii) higher residential fixed subscription revenue, as improved ARPU from broadband internet services was only partially offset by a decline in video services resulting from a lower volume of RGUs following the hurricanes.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, (iii) B2B service revenue and (iv) other revenue, each reflective of changes during the three months ended December 31, 2018, as compared to the three months ended September 30, 2018 (in millions).

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.8
ARPU	(0.3)
Increase in residential fixed non-subscription revenue	0.4
Total increase in residential fixed revenue	4.9
Increase in B2B service revenue	0.5
Decrease in other revenue (b)	(11.1)
Total	$(5.7)

(a)
The increase is primarily attributable to increases in broadband internet and video RGUs resulting from our efforts to restore services to existing customers following the hurricanes and the provision of services to new customers. For additional information regarding our hurricane recovery efforts, see the discussion under Overview above.

(b)	The decrease is mostly attributable to the receipt of $11 million from the FCC in August 2018, as further described above.
Revenue—2017 compared to 2016
The following table sets forth revenue by reportable segment:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$2,322.1	$1,444.8	$877.3	60.7
VTR	952.9	859.5	93.4	10.9
Liberty Puerto Rico	320.5	420.8	(100.3)	(23.8)
Intersegment eliminations	(5.5)	(1.3)	(4.2)	N.M
Total	$3,590.0	$2,723.8	$866.2	31.8
N.M. — Not Meaningful.
Consolidated. The increase during 2017, as compared to 2016, includes an increase of $891 million attributable to the impact of acquisitions, a decrease of $117 million attributable to the hurricanes, and an increase of $26 million attributable to FX. Excluding the effects of acquisitions and FX, revenue decreased $51 million or 1.9%. The organic decrease primarily includes increases (decreases) of ($1 million), $55 million and ($100 million) at C&W, VTR and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Year ended December 31,		Increase
	2017	2016	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$164.8	$104.9	$59.9	57.1
Broadband internet	207.8	127.2	80.6	63.4
Fixed-line telephony	115.3	72.8	42.5	58.4
Total subscription revenue	487.9	304.9	183.0	60.0
Non-subscription revenue	68.4	53.2	15.2	28.6
Total residential fixed revenue	556.3	358.1	198.2	55.3
Residential mobile revenue:
Subscription revenue	643.0	417.9	225.1	53.9
Non-subscription revenue	88.5	53.1	35.4	66.7
Total residential mobile revenue	731.5	471.0	260.5	55.3
Total residential revenue	1,287.8	829.1	458.7	55.3
B2B revenue:
Service revenue	823.1	506.6	316.5	62.5
Subsea network revenue	211.2	109.1	102.1	93.6
Total B2B revenue	1,034.3	615.7	418.6	68.0
Total	$2,322.1	$1,444.8	$877.3	60.7
The details of the changes in C&W’s revenue during 2017, as compared to 2016, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.7
ARPU (b)	0.2
Decrease in residential fixed non-subscription revenue (c)	(8.6)
Decrease in residential fixed revenue as a result of the hurricanes (d)	(5.9)
Total decrease in residential fixed revenue	(11.6)
Decrease in residential mobile subscription revenue (e)	(17.5)
Increase in residential mobile non-subscription revenue (f)	4.7
Increase in residential mobile revenue as a result of the hurricanes (d)	1.0
Increase in B2B service revenue (g)	16.2
Increase in B2B subsea network revenue (h)	10.7
Decrease in B2B revenue as a result of the hurricanes (d)	(4.8)
Total organic decrease	(1.3)
Impact of acquisitions	891.3
Impact of FX	(12.7)
Total	$877.3

(a)	The increase is attributable to the net effect of (i) higher broadband internet and fixed-line telephony RGUs and (ii) a decrease in video RGUs.

(b)	The increase is attributable to the net effect of (i) higher ARPU from broadband internet and video services, (ii) lower ARPU from fixed-line telephony services and (iii) an adverse change in RGU mix.

(c)	The decrease is primarily attributable to lower interconnect revenue, mainly due to lower fixed-line telephony termination volumes.

(d)
Amounts primarily consist of customer credits recorded through December 31, 2017 associated with service interruptions, partially offset by increases in mobile data usage and roaming revenue as a result of unavailability of broadband internet services. For additional information regarding the impacts of the hurricanes, see Overview above.

(e)
The decrease is primarily attributable to the net effect of (i) lower revenue in the Bahamas associated with a decrease in the average number of subscribers and lower ARPU, primarily driven by the commercial launch of mobile services by a competitor during the fourth quarter of 2016, and (ii) higher revenue in Jamaica due to higher ARPU and an increase in the average number of subscribers.

(f)	The increase is mostly due to an increase in revenue from handset sales, as a result of lower handset discounts.

(g)
The increase is primarily attributable to the net effect of (i) higher revenue from interconnect fees and (ii) lower revenue from managed services, mainly driven by a decrease in project-related revenue.

(h)
The increase is primarily attributable to increased capacity sales on C&W’s subsea network to new and existing customers, and an increase of $6 million associated with subsea revenue recognized on a cash basis related to services provided to a significant customer.

VTR’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$362.2	$325.4	$36.8	11.3
Broadband internet	344.4	308.9	35.5	11.5
Fixed-line telephony	134.7	134.8	(0.1)	(0.1)
Total subscription revenue	841.3	769.1	72.2	9.4
Non-subscription revenue	28.6	36.6	(8.0)	(21.9)
Total residential fixed revenue	869.9	805.7	64.2	8.0
Residential mobile revenue:
Subscription revenue	56.0	41.1	14.9	36.3
Non-subscription revenue	11.1	9.6	1.5	15.6
Total residential mobile revenue	67.1	50.7	16.4	32.3
Total residential revenue	937.0	856.4	80.6	9.4
B2B service revenue	15.9	3.1	12.8	412.9
Total	$952.9	$859.5	$93.4	10.9

The details of the changes in VTR’s revenue during 2017, as compared to 2016, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$13.8
ARPU (b)	24.3
Decrease in residential fixed non-subscription revenue (c)	(9.0)
Total increase in residential fixed revenue	29.1
Increase in residential mobile subscription revenue (d)	12.6
Increase in residential mobile non-subscription revenue	1.0
Increase in B2B service revenue (e)	12.1
Total organic increase	54.8
Impact of FX	38.6
Total	$93.4

(a)	The increase is attributable to the net effect of (i) higher broadband internet and video RGUs, and (ii) a decline in fixed-line telephony RGUs.

(b)
The increase is primarily due to the net effect of (i) higher ARPU from video services, (ii) an improvement in RGU mix, (iii) an increase of $4 million resulting from the impact of unfavorable adjustments recorded during 2016 to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014, and (iv) lower ARPU from fixed-line telephony services.

(c)
The decrease is primarily due to the net effect of (i) lower advertising revenue, (ii) lower interconnect revenue attributable to decreases in fixed-line telephony termination volumes and rates, and (iii) higher installation revenue.

(d)	The increase is primarily due to a higher average number of mobile subscribers.

(e)
The increase is primarily attributable to higher SOHO revenue, mostly driven by higher average numbers of broadband internet, fixed-line telephony and video SOHO RGUs. A portion of this increase is attributable to the conversion of certain residential subscribers to SOHO subscribers.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Decrease
	2017	2016	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$125.4	$172.9	$(47.5)	(27.5)
Broadband internet	124.5	152.3	(27.8)	(18.3)
Fixed-line telephony	19.9	25.6	(5.7)	(22.3)
Total subscription revenue	269.8	350.8	(81.0)	(23.1)
Non-subscription revenue	16.6	22.5	(5.9)	(26.2)
Total residential fixed revenue	286.4	373.3	(86.9)	(23.3)
B2B service revenue	29.9	41.0	(11.1)	(27.1)
Other revenue	4.2	6.5	(2.3)	(35.4)
Total	$320.5	$420.8	$(100.3)	(23.8)

The details of the decreases in Liberty Puerto Rico’s revenue during 2017, as compared to 2016, are set forth in the table below (in millions). The full-year comparison in revenue is significantly impacted by the hurricanes that occurred near the end of the third quarter of 2017. In order to provide a meaningful analysis of changes in Liberty Puerto Rico’s revenue, the table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, (iii) B2B service revenue and (iv) other revenue during the nine months ended September 30, 2017, as compared to the corresponding period in 2016, and then separately presents the impact in the full-year comparison of the changes resulting from the hurricanes. For additional details of the decreases in revenue due to the hurricanes, see footnote (c) to the table below.

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$6.1
ARPU (b)	0.4
Increase in residential fixed non-subscription revenue	1.1
Decrease in residential fixed revenue as a result of the hurricanes (c)	(94.5)
Total decrease in residential fixed revenue	(86.9)
Increase in B2B service revenue	0.5
Decrease in other revenue	(1.0)
Decrease in B2B service and other revenue as a result of the hurricanes (c)	(12.9)
Total	$(100.3)

(a)	The increase is primarily attributable to an increase in broadband internet RGUs that was only partially offset by a decline in video RGUs.

(b)
The increase is attributable to the net effect of (i) a net increase due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services and (ii) an adverse change in RGU mix.

(c)
Amounts represent the decreases in revenue during the twelve months ended December 31, 2017, as compared to the corresponding period in 2016, resulting from Hurricanes Maria and Irma. These decreases are primarily due to customer credits recorded through December 31, 2017 associated with service interruptions. Additionally, customer disconnects, reductions in late charges and lower advertising revenue also contributed to the hurricane-related decline during 2017. For additional information regarding the impacts of the hurricanes, see Overview above.

Programming and Other Direct Costs of Services
General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices, and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our enhanced video subscribers.
Programming and other direct costs of services—2018 compared to 2017
The following table sets forth programming and other direct costs of services by reportable segment:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$531.8	$541.4	$(9.6)	(1.8)
VTR/Cabletica	285.3	257.9	27.4	10.6
Liberty Puerto Rico	79.4	82.2	(2.8)	(3.4)
Intersegment eliminations	(6.7)	(5.3)	(1.4)	N.M.
Total	$889.8	$876.2	$13.6	1.6

N.M. — Not Meaningful.

Consolidated. The increase in programming and other direct costs of services during 2018, as compared to 2017, includes increases of $15 million and $1 million attributable to the impacts of acquisitions and FX, respectively. Excluding the effects of acquisitions and FX, our programming and other direct costs of services decreased $3 million or 0.3%. The organic decrease primarily includes increases (decreases) of ($12 million), $13 million and ($3 million) at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The decrease in C&W’s programming and other direct costs of services includes an increase of $4 million attributable to the impact of the C&W Carve-out Acquisition and a decrease of $2 million due to FX. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s programming and other direct costs of services decreased $12 million or 2.2%. This decrease includes the following factors:

•
A decrease in programming and copyright costs of $11 million or 7.2%, primarily due to the net effect of (i) lower content costs associated with (a) renegotiated contracts and (b) the impact of a $5 million charge during the fourth quarter of 2017 resulting from the reassessment of certain content accruals and (ii) higher content costs associated with an increase in subscribers during 2018;

•	A decrease in mobile handset costs of $8 million or 9.1%, primarily due to lower volumes of mobile handset sales; and

•	A net increase resulting from other individually insignificant changes in other direct cost categories.
VTR/Cabletica. The increase in VTR/Cabletica’s programming and other direct costs of services includes increases of $11 million and $3 million attributable to the Cabletica Acquisition and FX, respectively. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s programming and other direct costs of services increased $13 million or 5.2%. This increase includes the following factors:

•
An increase in programming and copyright costs of $9 million or 5.4%, primarily due to the net effect of (i) an increase in certain premium and basic content costs resulting from higher rates and an increase in subscribers, (ii) a decrease in the foreign currency impact of programming contracts denominated in U.S. dollars, and (iii) higher costs associated with video-on-demand (VoD) and catch-up television; and

•
An increase in interconnect and access costs of $2 million or 3.5%, primarily due to (i) an increase in MVNO charges resulting from higher mobile traffic and (ii) a net increase in interconnect costs resulting from higher rates and lower call volumes. The increase in MVNO charges during 2018 is net of a $3 million credit received during the fourth quarter of 2018 in connection with the renegotiation of our MVNO contract.

Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s programming and other direct costs of services primarily relates to the net effect of (i) a decline of $13 million due to a lower average number of enhanced video subscribers following the hurricanes, and (ii) an increase of $11 million associated with fewer credits received from programming vendors stemming from Hurricanes Maria and Irma. During 2018 and 2017, we received programming credits totaling $11 million and $22 million, respectively.
Programming and other direct costs of services—2017 compared to 2016
The following table sets forth programming and other direct costs of services by reportable segment:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$541.4	$327.6	$213.8	65.3
VTR	257.9	237.6	20.3	8.5
Liberty Puerto Rico	82.2	113.3	(31.1)	(27.4)
Intersegment eliminations	(5.3)	(1.3)	(4.0)	N.M.
Total	$876.2	$677.2	$199.0	29.4
N.M. — Not Meaningful.
Consolidated. The increase in programming and other direct costs of services during 2017, as compared to 2016, includes an increase of $214 million attributable to the impacts of acquisitions and an increase of $5 million attributable to the impacts of FX. Excluding the effects of acquisitions and FX, our programming and other direct costs of services decreased $20 million or 3.0%.

The organic decrease primarily includes increases (decreases) of $5 million, $10 million and ($31 million) at C&W, VTR and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The increase in C&W’s programming and other direct costs of services includes (i) increases of $201 million and $13 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $5 million due to FX. Excluding the effects of acquisitions and FX, C&W’s programming and other direct costs of services increased $5 million or 1.6%. This increase includes the following factors:

•	A decrease of $10 million in project-related costs;

•
An increase in programming and copyright costs of $9 million or 11.0%, primarily resulting from (i) increased costs associated with basic and premium content, due to the carriage of live Premier League games, and (ii) a $5 million increase resulting from the reassessment of certain content accruals during the fourth quarter of 2017. In August 2016, C&W began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games represents a significant portion of C&W’s programming costs;

•
An increase in interconnect and access costs of $6 million or 4.3%, primarily due to the net effect of (i) higher international call volumes, (ii) a decline resulting from lower fixed and mobile interconnect rates and (iii) growth in C&W’s B2B business;

•	A decrease in mobile handset costs of $4 million or 7.1%, primarily due to lower mobile handset sales in Jamaica and Panama; and

•	A net increase resulting from other individually insignificant changes in other direct cost categories.
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

•
An increase in interconnect and access costs of $3 million or 4.9%, primarily due to the net effect of (i) higher MVNO charges, and (ii) a net decline in interconnect costs from lower interconnect rates and higher call volumes; and

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
Other Operating Expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.

Other operating expenses—2018 compared to 2017
The following table sets forth other operating expenses by reportable segment:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$417.3	$450.7	$(33.4)	(7.4)
VTR/Cabletica	166.7	156.3	10.4	6.7
Liberty Puerto Rico	55.1	57.2	(2.1)	(3.7)
Total other operating expenses excluding share-based compensation expense	639.1	664.2	(25.1)	(3.8)
Share-based compensation expense	0.6	0.5	0.1	20.0
Total	$639.7	$664.7	$(25.0)	(3.8)
Consolidated. The decrease in other operating expenses during 2018, as compared to 2017, includes increases of $10 million and $1 million attributable to the impacts of acquisitions and FX, respectively. Excluding the effects of acquisitions, FX and share-based compensation expense, our other operating expenses decreased $37 million or 5.5%. The organic decrease primarily includes increases (decreases) of ($35 million), $1 million and ($2 million) at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The decrease in C&W’s other operating expenses includes an increase of $3 million attributable to the impact of the C&W Carve-out Acquisition and a decrease of $1 million due to FX. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $35 million or 7.8%. This decrease includes the following factors:

•
A decrease in bad debt and collection expenses of $14 million or 26.1%, primarily due to the net effect of (i) better than expected collections in 2018, including a $3 million recovery during the first quarter related to provisions established following the impacts of Hurricanes Irma and Maria, (ii) decreases resulting from provisions recorded during (a) the third quarter of 2017 in connection with Hurricanes Irma and Maria of $4 million and (b) the first quarter of 2017 in connection with Hurricane Matthew, and (iii) increases primarily related to higher collection-related costs in certain of our markets;

•	A decrease in personnel costs of $5 million or 4.8%, primarily due to the net effect of (i) lower staffing levels and (ii) higher incentive compensation costs;

•	A decrease of $3 million in revenue-based taxes in the Bahamas due to lower revenue;

•	A decrease in outsourced labor and professional fees of $2 million or 6.7%, primarily due to cost-saving initiatives;

•
A decrease in network-related expenses of $2 million or 1.4%, primarily due to the net effect of (i) declines resulting from network repair costs incurred in the first quarter of 2017 associated with damages sustained from Hurricane Matthew and, to a lesser extent, during the third and fourth quarters of 2017 associated with damages sustained from Hurricanes Irma and Maria of $4 million, (ii) lower maintenance costs, (iii) network repair costs incurred in the first half of 2018, including costs associated with (a) subsea fiber repairs and (b) damages sustained from Hurricanes Irma and Maria, (iv) an increase due to the reassessment of certain accruals, which resulted in their release during the second quarter of 2017, and (v) net increases in certain rental, utilities and other network-related expenses in certain of our markets; and

•	A net decrease resulting from other individually insignificant changes in other operating expense categories.
VTR/Cabletica. The increase in VTR/Cabletica’s other operating expenses includes increases of $8 million and $2 million attributable to the Cabletica Acquisition and FX, respectively. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $1 million or 0.5%. This increase includes the following factors:

•	A decrease in bad debt and collection expenses of $2 million or 9.4%;

•
An increase of $2 million driven by charges incurred during 2018 for certain technical and information technology services provided to us by Liberty Global under the Services Agreement, as further described in note 13 to our consolidated financial statements;

•
A decrease in personnel costs of $2 million or 6.1%, primarily resulting from the net effect of (i) a decrease in costs related to outsourcing our operations and logistics center beginning in the first quarter of 2018, and (ii) an increase resulting from lower proportions of capitalized labor associated with business support systems and engineering projects;

•
An increase in network-related expenses of $1 million or 2.0%, primarily related to the net effect of (i) an increase in supply chain services provided by a third party as a result of the outsourcing of our operations and logistics center beginning in the first quarter of 2018, and (ii) lower maintenance costs; and

•	An increase in outsourced labor and professional fees of $1 million or 6.7%, primarily due to higher call center volume.
Liberty Puerto Rico. The decrease in Liberty Puerto Rico’s other operating expenses during 2018, as compared to 2017, is primarily due to the net effect of lower various indirect expenses of approximately $4 million, predominantly related to the net effect of (i) lower bad debt expense, (ii) higher call center costs and (iii) higher capitalized labor associated with restoration and rebuild projects, all as a result of the hurricanes. In addition, we experienced slightly higher personnel costs of $1 million resulting from hurricane recovery efforts, which are net of a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes.
Other operating expenses—2017 compared to 2016
The following table sets forth other operating expenses by reportable segment:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$450.7	$269.9	$180.8	67.0
VTR	156.3	139.1	17.2	12.4
Liberty Puerto Rico	57.2	58.3	(1.1)	(1.9)
Intersegment eliminations	—	(0.1)	0.1	N.M.
Total other operating expenses excluding share-based compensation expense	664.2	467.2	197.0	42.2
Share-based compensation expense	0.5	1.4	(0.9)	(64.3)
Total	$664.7	$468.6	$196.1	41.8
N.M. — Not Meaningful.
Consolidated. The increase in other operating expenses during 2017, as compared to 2016, includes an increase of $177 million attributable to the impacts of acquisitions and an increase of $4 million attributable to the impacts of FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our other operating expenses increased $17 million or 3.6%. The organic increase primarily includes increases (decreases) of $7 million, $11 million and ($1 million) at C&W, VTR and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The increase in C&W’s other operating expenses includes (i) increases of $170 million and $7 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $3 million due to FX. Excluding the effects of acquisitions and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) increased $7 million or 2.5%. This increase includes the following factors:

•
A decrease in outsourced labor and professional fees of $9 million or 32.5%, primarily due to declines in (i) costs related to the integration of C&W’s operations with ours and (ii) other consulting costs;

•	An increase in bad debt and collection expenses of $6 million or 18.6%, including an increase of approximately $4 million attributable to Hurricanes Irma and Maria;

•	An increase in network-related expenses of $4 million or 4.4%, primarily due to higher maintenance costs of approximately $4 million attributable to Hurricanes Irma and Maria;

•	An increase in personnel costs of $2 million or 4.0%, primarily due to the net effect of (i) annual wage increases and (ii) lower incentive compensation costs; and

•	A net increase in individually insignificant other operating expense categories.
VTR. The increase in VTR’s other operating expenses includes an increase of $6 million due to FX. Excluding the effect of FX, VTR’s other operating expenses (exclusive of share-based compensation expense) increased $11 million or 7.7%. This increase includes the following factors:

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
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses. In addition, SG&A expenses for "Corporate and other," set forth in the table below, include charges from Liberty Global that were allocated to our company prior to the Split-Off. For additional information, see note 13 to the consolidated financial statements.
SG&A expenses—2018 compared to 2017
The following table sets forth SG&A by reportable segment and our corporate category:

	Year ended December 31,		Increase
	2018	2017	$	%
	in millions, except percentages

C&W	$479.3	$468.2	$11.1	2.4
VTR/Cabletica	170.6	155.4	15.2	9.8
Liberty Puerto Rico	53.8	48.5	5.3	10.9
Corporate	46.1	25.1	21.0	83.7
Intersegment eliminations	—	(0.2)	0.2	N.M.
Total SG&A expenses excluding share-based compensation expense	749.8	697.0	52.8	7.6
Share-based compensation expense	39.2	13.7	25.5	186.1
Total	$789.0	$710.7	$78.3	11.0
N.M. — Not Meaningful.
Consolidated. The increase in SG&A expenses during 2018, as compared to 2017, includes increases of $4 million and $2 million attributable to the impacts of acquisitions and FX, respectively. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $47 million or 6.7%. The organic increase primarily includes increases of $11 million, $9 million, $5 million and $21 million at C&W, VTR/Cabletica, Liberty Puerto Rico and Corporate, respectively, as further discussed below.

C&W. The increase in C&W’s SG&A expenses includes an increase of $1 million attributable to the impact of the C&W Carve-out Acquisition and a decrease of $1 million due to FX. Excluding the effects of the C&W Carve-out Acquisition and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) increased $11 million or 2.3%. This increase includes the following factors:

•
An increase in personnel costs of $9 million or 4.3%, primarily due to the net effect of (i) higher incentive compensation costs, (ii) a decrease in staffing levels and (iii) wage increases across certain markets;

•
A decrease of $8 million in aircraft-related expenses associated with the termination of an aircraft lease in the fourth quarter of 2017, including (i) a $4 million decline in operating and maintenance expenses, and (ii) a $4 million provision in the 2017 for the remaining rent on the non-cancellable lease;

•	An increase of $3 million related to higher insurance premiums;

•	An increase in marketing and advertising expenses of $2 million or 3.6%, primarily due to the net effect of (i) higher costs associated with advertising campaigns and (ii) lower sponsorship costs; and

•	A net increase resulting from other individually insignificant changes in SG&A expense categories.
VTR/Cabletica. The increase in VTR/Cabletica’s SG&A expenses includes increases of $3 million attributable to both the Cabletica Acquisition and FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) increased $9 million or 6.0%. This increase includes the following factors:

•	An increase in sales, marketing and advertising expenses of $6 million or 11.7%, primarily due to higher sales commissions to third-party dealers;

•	An increase in professional services of $3 million or 25.9%, primarily due to information technology services for business support systems; and

•	A decrease in facilities-related expenses of $2 million and 8.5% due to decreases (i) associated with the outsourcing of our logistics center and (ii) in office-related expenses.
Liberty Puerto Rico. The increase in Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) is primarily attributable to the following factors:

•
An increase in personnel costs of $2 million or 7.4%, mostly driven by higher sales commissions. This increase includes a $1 million hurricane disaster relief credit from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the hurricanes;

•	An increase of $1 million related to higher insurance premiums; and

•	An increase in sales, marketing and advertising expenses of $1 million or 18.8%, primarily due to higher costs associated with advertising campaigns.
Corporate. The increase in Corporates’ SG&A expenses is primarily attributable to added costs associated with being a separate public company, including increases in personnel costs and professional services. The increase in costs is inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 13 to our consolidated financial statements.

SG&A expenses—2017 compared to 2016
The following table sets forth SG&A by reportable segment and our corporate category:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$468.2	$309.2	$159.0	51.4
VTR	155.4	143.5	11.9	8.3
Liberty Puerto Rico	48.5	37.4	11.1	29.7
Corporate	25.1	17.4	7.7	44.3
Intersegment eliminations	(0.2)	0.1	(0.3)	N.M.
Total SG&A expenses excluding share-based compensation expense	697.0	507.6	189.4	37.3
Share-based compensation expense	13.7	14.0	(0.3)	(2.1)
Total	$710.7	$521.6	$189.1	36.3
N.M. — Not Meaningful.
Consolidated. The increase in SG&A expenses during 2017, as compared to 2016, includes an increase of $172 million attributable to the impacts of acquisitions and an increase of $4 million attributable to the impacts of FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $14 million or 2.8%. The organic increase primarily includes increases (decreases) of ($10 million), $6 million, $11 million and $8 million at C&W, VTR, Liberty Puerto Rico and Corporate, respectively, as further discussed below.
C&W. The increase in C&W’s SG&A expenses includes (i) increases of $166 million and $6 million attributable to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, respectively, and (ii) a decrease of $3 million due to FX. Excluding the effects of acquisitions and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $10 million or 3.1%. This decrease includes the following factors:

•
A decrease in outsourced labor and professional fees of $17 million or 43.2%, primarily due to declines in (i) costs related to the integration of C&W’s operations with ours and (ii) other consulting costs;

•	An increase in information technology related expenses of $9 million or 81.7%, primarily due to higher software and other information technology-related maintenance costs;

•	An increase in facilities-related expenses of $3 million or 12.7%, primarily due to higher utilities and rent expenses; and

•	A net decrease resulting from other individually insignificant changes in other SG&A expense categories.
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

Corporate. The increase in Corporates’ SG&A expenses is primarily attributable to added costs associated with being a separate public company, including increases in personnel costs and professional services. The increase in costs is inclusive of costs that Liberty Global charges us in connection with certain of the Split-Off Agreements, as further described in note 13 to our consolidated financial statements.
Business Interruption Loss Recovery
As further described in Overview above and note 8 to our consolidated financial statements, during 2018, we settled insurance claims associated with the Hurricanes resulting in the recognition of business interruption loss recoveries of $49 million and $11 million at Liberty Puerto Rico and C&W, respectively. This benefit to our operating income is included in our Adjusted OIBDA performance metric as it represents the recovery of operating losses stemming from the Hurricanes, which were also included in our Adjusted OIBDA metric.

Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 19 to our consolidated financial statements.
Adjusted OIBDA—2018 compared to 2017
The following table sets forth Adjusted OIBDA by reportable segment and our corporate category:

	Year ended December 31,		Increase (decrease)
	2018	2017	$	%
	in millions, except percentages

C&W	$915.7	$861.8	$53.9	6.3
VTR/Cabletica	421.1	383.3	37.8	9.9
Liberty Puerto Rico	195.8	132.6	63.2	47.7
Corporate	(46.1)	(25.1)	(21.0)	N.M.
Total	$1,486.5	$1,352.6	$133.9	9.9
N.M. — Not Meaningful.
Adjusted OIBDA—2017 compared to 2016
The following table sets forth Adjusted OIBDA by reportable segment and our corporate category:

	Year ended December 31,		Increase (decrease)
	2017	2016	$	%
	in millions, except percentages

C&W	$861.8	$538.1	$323.7	60.2
VTR	383.3	339.3	44.0	13.0
Liberty Puerto Rico	132.6	211.8	(79.2)	(37.4)
Corporate	(25.1)	(17.4)	(7.7)	N.M.
Total	$1,352.6	$1,071.8	$280.8	26.2
N.M. — Not Meaningful.

Adjusted OIBDA Margin—2018, 2017 and 2016
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2018	2017	2016
	%

C&W	39.2	37.1	37.2
VTR/Cabletica	40.3	40.2	39.5
Liberty Puerto Rico	58.3	41.4	50.3
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above. Adjusted OIBDA margin for Liberty Puerto Rico increased during 2018, as compared with 2017, primarily due to (i) a 1,460 basis point increase resulting from the insurance settlement related to Hurricanes Irma and Maria and (ii) a 330 basis point increase due to funding from the FCC. During 2017, the Adjusted OIBDA of Liberty Puerto Rico and, to a lesser extent, C&W, were adversely impacted by Hurricanes Irma and Maria.

Results of operations (below Adjusted OIBDA)—2018 compared to 2017
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $26 million during 2018, as compared to 2017. This increase is primarily due to (i) share-based incentive awards granted during 2018 and (ii) an increase in the number of Liberty Latin America employees resulting from the Split-Off. Additionally, our 2018 share-based compensation expense includes $3 million related to the estimated annual 2018 bonuses that will be settled with Liberty Latin America Shares.
For additional information regarding our share-based compensation, see note 16 to our consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $36 million or 4.5% during 2018, as compared to 2017. This increase is primarily due to the net effect of (i) an increase in property and equipment additions associated with the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $641 million and $708 million during 2018 and 2017, respectively.
The 2018 amount primarily includes (i) impairment charges of $616 million, (ii) $36 million related to the recovery of damaged or destroyed property and equipment and (iii) restructuring charges of $34 million, including $26 million of employee severance and termination costs related to certain reorganization activities, primarily at C&W (iv) $18 million of direct acquisition and disposition costs.
During our 2018 annual goodwill impairment test, we concluded a $608 million impairment was necessary at the Panama reporting unit of our C&W segment, as further described in note 9 to our consolidated financial statements.

In December 2018, we settled our insurance claims for the Hurricanes, as further defined and described in note 8 to our consolidated financial statements, resulting in, among other things, the recovery associated with damaged or destroyed property and equipment.

The 2017 amount primarily includes (i) impairment charges of $678 million and (ii) restructuring charges of $41 million, including $35 million of employee severance and termination costs related to certain reorganization and integration activities, primarily at C&W and VTR. The impairment charge primarily relates to (i) $355 million recorded during the third and fourth quarters related to charges at Liberty Puerto Rico and C&W to reduce the carrying values of goodwill, property and equipment, and other indefinite-lived intangible assets as a result of the impacts of Hurricanes Irma and Maria and (ii) $318 million associated with our annual goodwill assessment with respect to certain C&W reporting units. We concluded impairments were necessary at certain C&W reporting units, primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma.
For additional information regarding our impairment and restructuring charges, see notes 9 and 14 to our consolidated financial statements.
Interest expense
Our interest expense increased $62 million during 2018, as compared to 2017. This increase is primarily attributable to the net effect of (i) a higher average outstanding debt balance, (ii) an increase resulting from the adoption of ASU 2014-09, as further described in notes 2 and 3 to our consolidated financial statements, and (iii) a decrease associated with the net accretion of premiums and discounts.
For additional information regarding our outstanding indebtedness, see note 10 to our consolidated financial statements.
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
Realized and unrealized gains (losses) on derivative instruments, net
Our realized and unrealized gains or losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows:

	Year ended December 31,
	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$69.6	$(157.8)
Foreign currency forward contracts	25.2	(12.3)
Total	$94.8	$(170.1)

(a)
The gain during 2018 is primarily attributable to (i) changes in FX rates and (ii) changes in interest rates. In addition, the gain during 2018 includes a net loss of $23 million resulting from changes in our credit risk valuation adjustments. The loss during 2017 is primarily attributable to (i) changes in FX rates and (ii) changes in interest rates. In addition, the loss during 2017 includes a net gain of $23 million resulting from changes in our credit risk valuation adjustments.

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

	Year ended December 31,
	2018	2017
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(164.0)	$116.4
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	11.4	(20.7)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(17.0)	5.2
Other	(10.4)	(6.5)
Total	$(180.0)	$94.4
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of $32 million and $52 million during 2018 and 2017, respectively. The loss during 2018 primarily includes (i) the payment of $21 million of redemption premiums and (ii) a net loss of $10 million associated with the write-off of unamortized premiums, discounts and deferred financing costs. The loss during 2017 includes the net impact of (i) the payment of $85 million of redemption premiums, (ii) a net gain of $37 million associated with the write-off of unamortized premiums, discounts and deferred financing costs, and (iii) the payment of $4 million of third-party costs.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our consolidated financial statements.
Other income (expense), net
We recognized other income (expenses), net, of nil and $21 million during 2018 and 2017, respectively. During the 2018 period, other expense, net, primarily includes the net effect of (i) a $16 million impairment charge on our investment in TSTT, (ii) pension-related credits of $12 million, following the adoption of ASU 2017-07, and (iii) interest and dividend income of $10 million. During the 2017 period, other income primarily includes (i) pension-related credits of $15 million, following the adoption of ASU 2017-07, and (ii) third-party interest income and costs incurred in connection with the Split-Off.
For additional information regarding the adoption of ASU 2017-07 and impairment of our investment in TSTT, see notes 2 and 7, respectively, to our consolidated financial statements.
Income tax expense
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda and, therefore, the “statutory” or “expected” tax rate for the 2018 and 2017 tax years is 0% as we are exempt from income taxes on ordinary income and capital gains. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 11 to our consolidated financial statements.
We recognized income tax expense of $51 million and $148 million during 2018 and 2017, respectively.
The income tax expense attributable to our loss before income taxes during 2018 differs from the expected income tax (expense) benefit of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to (i) the beneficial effects of international rate differences, which are offset by (ii) the effect of non-deductible goodwill impairments, (iii) increases in valuation allowances and (iv) net unfavorable permanent differences.
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
For additional information regarding our income taxes, see note 11 to our consolidated financial statements.
Net loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2018	2017
	in millions

Operating loss	$(23.6)	$(162.9)
Net non-operating expenses	$(561.1)	$(488.3)
Income tax expense	$(51.1)	$(147.5)
Net loss	$(635.8)	$(798.7)
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
Net loss attributable to noncontrolling interests
We reported net losses attributable to noncontrolling interests of $291 million and $21 million during 2018 and 2017, respectively. The change during 2018, as compared to 2017, is primarily attributable to the net effect of (i) an increase in losses of our less-than-wholly-owned subsidiaries at C&W, primarily related to a goodwill impairment charge at the Panama reporting unit, (ii) effective October 17, 2018, our acquisition of the remaining 40% partnership interests in Liberty Puerto Rico from Searchlight, (iii) during 2018, our increase in the ownership in C&W Jamaica from 82.0% to 92.3%, and (iv) effective September 1, 2017, the acquisition of all the issued outstanding common shares of C&W Barbados that we did not already own. For additional information on the goodwill impairment charge and noncontrolling interests acquisition activity, see notes 9 and 12, respectively, to our consolidated financial statements.
Results of operations (below Adjusted OIBDA)—2017 compared to 2016
Share-based compensation expense (included in other operating and SG&A expenses)
We recognized share-based compensation expense of $14 million and $15 million during 2017 and 2016, respectively. The expense recognized includes (i) amounts allocated to our company by Liberty Global prior to the Split-Off, (ii) amounts related to share-based incentive awards that were granted under VTR’s share-based incentive plan and (iii) amounts related to share-based incentive awards that were granted under Liberty Puerto Rico’s share-based incentive plan. The amounts allocated by Liberty Global to our company represent the share-based compensation expense associated with Liberty Global share-based incentive awards held by our employees.
For additional information regarding our share-based compensation, see note 16 to our consolidated financial statements.

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
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $708 million and $154 million during 2017 and 2016, respectively.
The 2017 amount primarily includes (i) impairment charges of $678 million and (ii) restructuring charges of $41 million, including $35 million of employee severance and termination costs related to certain reorganization and integration activities, primarily at C&W and VTR. The impairment charge primarily relates to (i) $355 million recorded during the third and fourth quarters related to charges at Liberty Puerto Rico and C&W to reduce the carrying values of goodwill, property and equipment, and other indefinite-lived intangible assets as a result of the impacts of Hurricanes Irma and Maria and (ii) $318 million associated with our annual goodwill assessment with respect to certain C&W reporting units. We concluded impairments were necessary at certain C&W reporting units, primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma.
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
For additional information regarding our acquisitions, see note 4 to our consolidated financial statements. For additional information regarding our restructuring charges, see note 14 to our consolidated financial statements.
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
For additional information regarding our debt, see note 10 to our consolidated financial statements.
Realized and unrealized losses on derivative instruments, net
The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

Cross-currency and interest rate derivative contracts (a)	$(157.8)	$(216.8)
Foreign currency forward contracts	(12.3)	(9.1)
Total	$(170.1)	$(225.9)

(a)
The losses during 2017 and 2016 are primarily attributable to (i) changes in FX rates and (ii) changes in interest rates. In addition, the losses during 2017 and 2016 include net gains of $23 million and $12 million, respectively, resulting from changes in our credit risk valuation adjustments.

For additional information regarding our derivative instruments, see notes 5 and 6 to our consolidated financial statements.

Foreign currency transaction gains, net
The details of our foreign currency transaction gains, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$116.4	$82.8
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(20.7)	32.1
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	5.2	(11.1)
Other	(6.5)	6.3
Total	$94.4	$110.1
Gains (losses) on debt modification and extinguishment, net
We recognized gains (losses) on debt modification and extinguishment, net, of ($52 million) and $1 million during 2017 and 2016, respectively.The 2017 amount includes the net impact of (i) the payment of $85 million of redemption premiums and (ii) a net gain of $37 million associated with the write-off of unamortized premiums, discounts and deferred financing costs and (iii) the payment of $4 million of third-party costs. The 2016 amount includes the net impact of (i) the write-off of $19 million of unamortized premiums and (ii) the payment of $18 million of redemption premiums.
For additional information regarding our debt, see note 10 to our consolidated financial statements.
Other income, net
We recognized other income, net, of $21 million and $16 million during 2017 and 2016, respectively. During the 2017 period, other income primarily includes (i) pension-related credits of $15 million, following the adoption of ASU 2017-07 and (ii) third-party interest income and costs in connection with the Split-Off. During the 2016 period, other income primarily includes (i) related-party interest income related to our loans receivable and cash and cash equivalents and (ii) pension-related credits of $4 million, following the adoption of ASU 2017-07.
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
For additional information regarding our income taxes, see note 11 to our consolidated financial statements.

Net loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2017	2016
	in millions

Operating income (loss)	$(162.9)	$315.3
Net non-operating expenses	$(488.3)	$(413.4)
Income tax expense	$(147.5)	$(305.9)
Net loss	$(798.7)	$(404.0)
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
Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2018, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2018. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$49.9
Unrestricted subsidiaries (b)	24.4
Total Liberty Latin America and unrestricted subsidiaries	74.3
Borrowing groups (c):
C&W	416.2
VTR Finance	112.2
Liberty Puerto Rico	19.8
Cabletica	8.5
Total borrowing groups	556.7
Total cash and cash equivalents	$631.0

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)	Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries.

Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2018, see note 10 to our consolidated financial statements.
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its unrestricted subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries.
Prior to the Split-Off, Liberty Global had a share repurchase program with respect to its LiLAC Shares. Liberty Latin America currently does not have a share repurchase program with respect to its common shares.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, at Liberty Puerto Rico and C&W, insurance proceeds, as discussed in Overview above and note 8 to our consolidated financial statements. For the details of the borrowing availability of such subsidiaries at December 31, 2018, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our consolidated financial statements.
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by Hurricanes Maria and Irma, the LPR Credit Agreements were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. During 2018, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from Searchlight.
For additional information regarding our cash flows, see the discussion under Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our December 31, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2018 was 4.2x. In addition, the ratio of our December 31, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2018 was 3.8x. These ratios were calculated on a latest two quarters annualized basis and therefore include the $64 million of positive contribution from the settlements of the Hurricanes during the fourth quarter of 2018, as described in note 8 to our consolidated financial statements. This contribution decreased our gross and net leverage ratios by approximately 0.4x.

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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2018, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2018, the outstanding principal amount of our debt, together with our capital lease obligations, aggregated $6,724 million, including $303 million that is classified as current in our consolidated balance sheet and $6,271 million that is not due until 2022 or thereafter. All of our debt and capital lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2018. For additional information concerning our debt, including our debt maturities, see note 10 to our consolidated financial statements.
We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.
Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX. For further information, see related discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.
Consolidated Statements of Cash Flows—2018 compared to 2017
Summary. Our 2018 and 2017 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$816.8	$573.2	$243.6
Net cash used by investing activities	(980.5)	(640.4)	(340.1)
Net cash provided by financing activities	256.1	52.9	203.2
Effect of exchange rate changes on cash	(18.6)	1.7	(20.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$73.8	$(12.6)	$86.4
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase from our Adjusted OIBDA and related working capital items, which includes $30 million of net advance payments received from our third-party insurance provider associated with the settlement of insurance claims resulting from the Hurricanes, (ii) higher cash payments for taxes and interest and (iii) lower cash payments related to derivative instruments. During 2018, working capital changes of $133 million, as set forth in our consolidated statement of cash flows, include a (i) $67 million insurance receivable associated with the final insurance settlement for the Hurricanes and (ii) decline in accrued income taxes.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to (i) $226 million of cash used during 2018 in connection with the Cabletica Acquisition, and (ii) higher capital expenditures, as further discussed below. Additionally, we received $21 million of net cash advances from our third-party insurance provider related to the Hurricanes. For additional information regarding the settlement of our insurance claims associated with the Hurricanes, see note 8 to our consolidated financial statements.
The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 19 to our consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2018	2017
	in millions

Property and equipment additions	$771.4	$776.7
Assets acquired under capital-related vendor financing arrangements	(53.9)	(54.9)
Assets acquired under capital leases	(3.9)	(4.2)
Changes in current liabilities related to capital expenditures	62.8	(78.3)
Capital expenditures	$776.4	$639.3
The decrease in our property and equipment additions during 2018, as compared to 2017, is primarily due to the net effect of (i) an increase in expenditures by Liberty Puerto Rico and C&W of $42 million and $21 million, respectively, in connection with network restoration activities following Hurricanes Maria and Irma, (ii) excluding the impact of hurricane restoration activities, a decrease in the expansion and upgrade of our networks and other capital initiatives, (iii) a decrease in support-related equipment and (iv) a decrease related to customer premises equipment. During 2018 and 2017, our property and equipment additions represented 20.8% and 21.6% of revenue, respectively. Our property and equipment additions as a percentage of revenue decreased primarily due to the net effect of (i) an decrease in property and equipment additions at C&W and (ii) an increase in property and equipment additions at Liberty Puerto Rico.
We expect the percentage of revenue represented by our aggregate 2019 property and equipment additions to be approximately 19%. The actual amount of the 2019 consolidated property and equipment additions may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results and (d) foreign currency exchange rates and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. During 2018, we received $256 million in net cash from financing activities, due in part to $310 million in net borrowings of debt and $18 million in capital contributions from Searchlight. These cash inflows were partially offset by $39 million for financing cost and debt premiums, $23 million in distributions to a noncontrolling interest owner and $20 million of cash used in connection with the C&W Jamaica NCI Acquisition. During 2017, we received $53 million in net cash from financing activities, which includes $290 million in net borrowings of debt, partially offset by payments for financing costs and debt premiums of $104 million, distributions to Liberty Global and a noncontrolling interest owner of $55 million and $46 million, respectively, and $32 million of cash used for the C&W Barbados NCI Acquisition. For additional information relating to debt transactions during 2018 and 2017, see note 10 to our consolidated financial statements

Consolidated Statements of Cash Flows—2017 compared to 2016
Summary. Our 2017 and 2016 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$573.2	$468.2	$105.0
Net cash used by investing activities	(640.4)	(424.2)	(216.2)
Net cash provided by financing activities	52.9	258.6	(205.7)
Effect of exchange rate changes on cash	1.7	3.7	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12.6)	$306.3	$(318.9)
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) a net increase from our Adjusted OIBDA and related working capital items, including an increase due to the impacts of the C&W Acquisition and the C&W Carve-out Acquisition, and (ii) a decrease due to higher cash payments for interest, including higher payments due to the impact of the C&W Acquisition.
Investing Activities. The increase in total net cash used by our investing activities is primarily attributable to higher capital expenditures. Capital expenditures increased from $490 million during 2016 to $639 million during 2017, primarily due to the impact of the C&W Acquisition.
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

Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, (ii) expenses financed by an intermediary and (iii) insurance recoveries related to damaged and destroyed property and equipment, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on capital leases. Effective December 31, 2018, and in connection with our hurricane insurance settlements, we changed the way we define adjusted free cash flow to include proceeds from insurance recoveries related to damaged and destroyed property and equipment. We believe this change is appropriate as such cash proceeds effectively partially offset payments for capital expenditures to replace the property and equipment that was damaged or destroyed as a result of the Hurricanes. On January 1, 2018, we retroactively adopted ASU 2016-18, which resulted in an immaterial decrease in cash from operating activities for the years ended December 31, 2017 and 2016. For additional information regarding the impact of adopting ASU 2016-18, see note 2 to our consolidated financial statements. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2018	2017	2016
	in millions

Net cash provided by operating activities	$816.8	$573.2	$468.2
Cash payments for direct acquisition and disposition costs	12.9	4.2	86.0
Expenses financed by an intermediary (a)	171.7	82.7	3.0
Capital expenditures	(776.4)	(639.3)	(490.4)
Recovery on damaged or destroyed property and equipment	20.7	—	—
Distributions to noncontrolling interest owners	(22.7)	(45.9)	(61.9)
Principal payments on amounts financed by vendors and intermediaries	(196.5)	(59.4)	—
Principal payments on capital leases	(7.7)	(8.6)	(5.2)
Adjusted free cash flow	$18.8	$(93.1)	$(0.3)

(a)
For purposes of our consolidated statements of cash flows, expenses, including VAT, financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 18 to our consolidated financial statements.

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of December 31, 2018:

	Payments due during						Total
	2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$292.2	$24.1	$124.2	$1,440.8	$486.9	$4,342.5	$6,710.7
Capital leases (excluding interest)	9.2	2.1	0.6	0.2	0.2	0.6	12.9
Programming commitments	70.5	26.7	18.9	1.9	1.3	0.6	119.9
Network and connectivity commitments	87.7	45.8	36.5	14.4	13.9	22.0	220.3
Purchase commitments	105.9	39.3	13.3	1.0	0.5	—	160.0
Operating leases	40.4	34.5	27.8	22.7	17.2	34.5	177.1
Other commitments	9.9	4.3	2.5	1.6	1.3	9.3	28.9
Total (a)	$615.8	$176.8	$223.8	$1,482.6	$521.3	$4,409.5	$7,429.8
Projected cash interest payments on debt and capital lease obligations (b)	$439.3	$419.7	$415.9	$365.3	$299.0	$577.6	$2,516.8

(a)
The commitments included in this table do not reflect any liabilities that are included in our December 31, 2018 consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($297 million at December 31, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 10 to our consolidated financial statements. For information concerning our commitments, see note 18 to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2018, 2017 and 2016, see note 5 to our consolidated financial statements. For information regarding our defined benefit plans, see note 15 to our consolidated financial statements.
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

Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 83% of our total assets at December 31, 2018.
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
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. When evaluating impairment with respect to goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss.
When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value using a market-based approach or an income-based approach (discounted cash flows) based on assumptions in our long-range business plans, or a combination of an income-based and market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. With respect to a market-based approach, the fair value of a reporting unit is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, adjusted to reflect an appropriate control premium or discount, a “trading multiple;” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” Changes in the underlying assumptions used in both the income-based and market-value valuation methods can result in materially different determinations of fair value. An increase/decrease of 0.1x to the market multiple used in the impairment of our Panama reporting unit would have resulted in an increase/decrease of $26 million to the related impairment. For additional information regarding impairments recorded during 2017 and 2018, see notes 6 and 9 to our consolidated financial statements.
Further impairment charges may be required if we experience additional declines in the fair value of certain C&W reporting units.
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
Fair Value Measurements in Acquisition Accounting
The application of acquisition accounting requires that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting. For additional information, including the specific weighted average discount rates we used to complete certain nonrecurring valuations, see note 6 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 4 and 9 to our consolidated financial statements.
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
Net deferred tax assets are reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2018, the aggregate valuation allowance provided against deferred tax assets was $1,309 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2018 consolidated balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.
Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and tax positions we may take could be subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2018, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $297 million, all of which would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.
We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.
For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At December 31, 2018, $112 million or 17.7% of our cash balance was denominated in Chilean pesos.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. For additional information concerning the terms of our derivative instruments, see note 5 to our consolidated financial statements.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2018. For additional information concerning our foreign currency forward contracts, see note 5 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during 2018 was to the Chilean peso as 27.3% of our reported revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the Chilean peso, the Costa Rican colon and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2018	2017
Spot rates:
Chilean peso	694.00	615.40
Jamaican dollar	128.59	124.58

	Year ended December 31,
	2018	2017	2016
Average rates:
Chilean peso	642.17	648.80	676.21
Jamaican dollar	129.26	128.15	125.13
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
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the LIBOR-indexed debt of C&W and Liberty Puerto Rico. In 2017, regulators in the U.K. announced that LIBOR will be phased out by the end of 2021. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. Currently, we do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR.
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At December 31, 2018, we paid a fixed rate of interest on 96% of our total debt, which includes the impact of our effective interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2018, the outstanding principal amount of our variable-rate indebtedness aggregated $3,316 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 6.0%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $17 million. As discussed above and in note 5 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments, undrawn debt facilities and cash investments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. Most of our cash at Liberty Latin America and its unrestricted subsidiaries currently is invested in AAA rated money market funds, including funds that invest in government obligations or repurchase agreements serviced by such obligations. Where local financial sector constraints restrict our ability to meet the above criteria for our cash holdings, cash may be deposited with one of the three highest rated financial institutions locally for operational purposes until such time as the above investments are made. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.
At December 31, 2018, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $95 million, (ii) cash and cash equivalent and restricted cash balances of $642 million and (iii) aggregate undrawn debt facilities of $1,043 million.
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
VTR Finance Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2018:

i.
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 99 billion or $143 million; and

ii.
an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the VTR Finance cross-currency and interest rate derivative contracts by approximately CLP 11 billion or $15 million.

C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2018, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $110 million.

Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2018, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $25 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our consolidated financial statements.

	Payments (receipts) due during:						Total
	2019	2020	2021	2022	2023	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(8.3)	$(1.4)	$(11.3)	$(3.4)	$10.5	$27.8	$13.9
Principal-related (b)	4.1	—	—	(15.4)	—	(15.8)	(27.1)
Other (c)	(14.6)	—	—	—	—	—	(14.6)
Total	$(18.8)	$(1.4)	$(11.3)	$(18.8)	$10.5	$12.0	$(27.8)

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Latin America are filed under this Item, beginning on page II-46. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

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

Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2018 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of the Executives, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation of internal control over financial reporting did not include the internal control of Cabletica S.A. (Cabletica), which was acquired in 2018. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2018 that is attributable to Cabletica was $281 million and $33 million, respectively.

As a result of its evaluation, management has identified the following control deficiencies:

•
The Company did not have a sufficient number of trained resources with the appropriate skills and knowledge with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting.

•
The Company did not have an effective risk assessment process that successfully identified and assessed risks of misstatement to ensure controls were designed and implemented to respond to those risks. The Company did not adequately communicate the changes necessary in financial reporting and related internal controls throughout its organization and to affected third parties.

•	The Company did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

•	The Company did not have an effective information and communication process to identify, capture and process relevant information necessary for financial accounting and reporting.

•
The Company did not i) establish effective general information technology controls (GITCs), specifically program change controls and access controls, commensurate with financial and IT personnel job responsibilities that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting, ii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.

As a consequence, the Company did not have effective control activities related to the design, implementation and operation of process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued expenses), hire-to-pay (including compensation expense and accrued expenses), long-lived assets (including goodwill impairment expense), inventory and other financial reporting processes, including business combinations.

These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2018. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report is included herein on page II-46.

Management’s Remediation Plan

We, with the oversight from the Audit Committee of the Board of Directors, have initiated a plan to remediate the aforementioned material weaknesses in internal control over financial reporting as follows:

•
Hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.

•
Design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement and ensure that the financial reporting processes and related internal controls are in place to respond to those risks in our financial reporting.

•	Design and implement additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies.

•	Design and implement general control activities over IT to support business processes.

•
Enhance the design of existing control activities and implement additional process-level control activities (including controls over the order-to-cash, procure-to-pay, hire-to-pay, long-lived assets, inventory, other financial reporting processes and business combinations) and ensure they are properly evidenced and operating effectively.

Certain of these remediation efforts began in the third quarter of 2018 and we believe the new controls, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above (and in our June 30, 2018 and September 30, 2018 Quarterly Reports on Form 10-Q Item 4(c)), there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Televisora’s cable operations in Costa Rica operating under the Cabletica brand (Cabletica) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Cabletica’s internal control over financial reporting associated with total assets of $281 million and total revenue of $33 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cabletica.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
The Company did not have a sufficient number of trained resources with the appropriate skills and knowledge with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting.

•
The Company did not have an effective risk assessment process that successfully identified and assessed risks of misstatement to ensure controls were designed and implemented to respond to those risks. The Company did not adequately communicate the changes necessary in financial reporting and related internal controls throughout its organization and to affected third parties.

•	The Company did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

•	The Company did not have an effective information and communication process to identify, capture and process relevant information necessary for financial accounting and reporting.

•
The Company did not i) establish effective general information technology controls (GITCs), specifically program change controls and access controls, commensurate with financial and IT personnel job responsibilities that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting, ii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.

•
The Company did not have effective control activities related to the design, implementation and operation of process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued expenses), hire-to-pay (including compensation expense and accrued expenses), long-lived assets (including goodwill impairment expense), inventory and other financial reporting processes, including business combinations.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado
February 20, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
February 20, 2019

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$631.0	$529.9
Trade receivables, net of allowances of $144.4 million and $142.2 million, respectively	607.3	556.5
Prepaid expenses	73.2	65.5
Other current assets	333.3	222.9
Total current assets	1,644.8	1,374.8

Goodwill	5,133.3	5,673.6
Property and equipment, net	4,236.9	4,169.2
Intangible assets subject to amortization, net	1,165.7	1,316.2
Intangible assets not subject to amortization	562.5	565.4
Other assets, net	703.4	517.7
Total assets	$13,446.6	$13,616.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2018	2017
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$297.4	$286.8
Deferred revenue	161.7	143.4
Current portion of debt and capital lease obligations	302.5	263.3
Accrued capital expenditures	75.0	128.6
Accrued interest	118.7	115.6
Accrued income taxes	29.8	91.5
Other accrued and current liabilities	623.6	557.7
Total current liabilities	1,608.7	1,586.9
Long-term debt and capital lease obligations	6,379.6	6,108.2
Deferred tax liabilities	543.0	533.4
Other long-term liabilities	791.9	697.8
Total liabilities	9,323.2	8,926.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,501,803 and 48,428,841 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,935,949 and 1,940,193 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 130,526,158 and 120,843,539 shares issued and outstanding, respectively	1.3	1.2
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,494.1	4,402.8
Accumulated deficit	(1,367.0)	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(16.3)	(64.2)
Total Liberty Latin America shareholders	3,112.6	3,329.6
Noncontrolling interests	1,010.8	1,361.0
Total equity	4,123.4	4,690.6
Total liabilities and equity	$13,446.6	$13,616.9
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	in millions, except per share amounts

Revenue	$3,705.7	$3,590.0	$2,723.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	889.8	876.2	677.2
Other operating	639.7	664.7	468.6
Selling, general and administrative (SG&A)	789.0	710.7	521.6
Business interruption loss recovery	(59.5)	—	—
Depreciation and amortization	829.8	793.7	587.3
Impairment, restructuring and other operating items, net	640.5	707.6	153.8
	3,729.3	3,752.9	2,408.5
Operating income (loss)	(23.6)	(162.9)	315.3
Non-operating income (expense):
Interest expense	(443.7)	(381.8)	(314.4)
Realized and unrealized gains (losses) on derivative instruments, net	94.8	(170.1)	(225.9)
Foreign currency transaction gains (losses), net	(180.0)	94.4	110.1
Gains (losses) on debt modification and extinguishment, net	(32.1)	(51.8)	0.9
Other income (expense), net	(0.1)	21.0	15.9
	(561.1)	(488.3)	(413.4)
Loss before income taxes	(584.7)	(651.2)	(98.1)
Income tax expense	(51.1)	(147.5)	(305.9)
Net loss	(635.8)	(798.7)	(404.0)
Net loss (earnings) attributable to noncontrolling interests	290.6	20.6	(28.3)
Net loss attributable to Liberty Latin America shareholders	$(345.2)	$(778.1)	$(432.3)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(1.99)	$(4.53)	$(3.44)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2018	2017	2016
	in millions

Net loss	$(635.8)	$(798.7)	$(404.0)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	2.7	(35.6)	(58.7)
Reclassification adjustments included in net loss	2.2	2.6	1.1
Pension-related adjustments and other, net	34.5	(13.6)	(14.3)
Other comprehensive earnings (loss)	39.4	(46.6)	(71.9)
Comprehensive loss	(596.4)	(845.3)	(475.9)
Comprehensive loss (earnings) attributable to noncontrolling interests	291.9	19.7	(27.4)
Comprehensive loss attributable to Liberty Latin America shareholders	$(304.5)	$(825.6)	$(503.3)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2016	$—	$—	$—	$—	$(46.5)	$199.7	$54.3	$207.5	$63.3	$270.8
Net loss	—	—	—	—	—	(432.3)	—	(432.3)	28.3	(404.0)
Other comprehensive loss	—	—	—	—	—	—	(71.0)	(71.0)	(0.9)	(71.9)
Impact of the C&W Acquisition	—	—	—	—	4,490.1	—	—	4,490.1	1,451.8	5,941.9
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(61.9)	(61.9)
Distributions to Liberty Global	—	—	—	—	(21.4)	—	—	(21.4)	—	(21.4)
Share-based compensation	—	—	—	—	8.7	—	—	8.7	—	8.7
Other, net	—	—	—	—	(2.0)	—	—	(2.0)	0.2	(1.8)
Balance at December 31, 2016	$—	$—	$—	$—	$4,428.9	$(232.6)	$(16.7)	$4,179.6	$1,480.8	$5,660.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2017	$—	$—	$—	$—	$4,428.9	$(232.6)	$(16.7)	$4,179.6	$1,480.8	$5,660.4
Net loss	—	—	—	—	—	(778.1)	—	(778.1)	(20.6)	(798.7)
Other comprehensive loss	—	—	—	—	—	—	(47.5)	(47.5)	0.9	(46.6)
Change in capitalization in connection with the Split-Off	0.5	—	1.2	4,402.8	(4,404.5)	—	—	—	—	—
C&W Barbados NCI Acquisition	—	—	—	—	14.6	—	—	14.6	(54.2)	(39.6)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(45.9)	(45.9)
Distributions to Liberty Global	—	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Shared-based compensation	—	—	—	—	12.0	—	—	12.0	—	12.0
Other, net	—	—	—	—	2.2	—	—	2.2	—	2.2
Balance at December 31, 2017	$0.5	$—	$1.2	$4,402.8	$—	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change (note 2)	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(345.2)	—	(345.2)	(290.6)	(635.8)
Other comprehensive earnings	—	—	—	—	—	40.7	40.7	(1.3)	39.4
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Impact of the Cabletica Acquisition	—	—	—	—	—	—	—	25.1	25.1
Capital contributions from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
LPR NCI Acquisition	—	—	0.1	68.2	—	—	68.3	(68.3)	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(22.7)	(22.7)
Shared-based compensation	—	—	—	35.2	—	—	35.2	1.1	36.3
Other	—	—	—	1.6	—	—	1.6	—	1.6
Balance at December 31, 2018	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	in millions
Cash flows from operating activities:
Net loss	$(635.8)	$(798.7)	$(404.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	39.8	14.2	15.4
Depreciation and amortization	829.8	793.7	587.3
Impairment	615.7	677.9	2.2
Amortization of debt financing costs, premiums and discounts, net	(0.3)	(12.5)	(8.3)
Realized and unrealized losses (gains) on derivative instruments, net	(94.8)	170.1	225.9
Foreign currency transaction losses (gains), net	180.0	(94.4)	(110.1)
Losses (gains) on debt modification and extinguishment, net	32.1	51.8	(0.9)
Unrealized loss due to change in fair value of investment	16.4	—	—
Deferred income tax expense (benefit)	(32.9)	(135.1)	93.5
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other operating assets	(66.2)	118.3	(83.7)
Payables and accruals	(67.0)	(212.1)	150.9
Net cash provided by operating activities	816.8	573.2	468.2

Cash flows from investing activities:
Capital expenditures	(776.4)	(639.3)	(490.4)
Cash received (paid) in connection with acquisitions, net	(226.4)	(1.3)	17.0
Recovery on damaged or destroyed property and equipment	20.7	—	—
Other investing activities, net	1.6	0.2	49.2
Net cash used by investing activities	$(980.5)	$(640.4)	$(424.2)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2018	2017	2016
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,235.3	$1,759.7	$1,520.6
Repayments of debt and capital lease obligations	(925.2)	(1,470.2)	(1,156.5)
Distributions to noncontrolling interest owners	(22.7)	(45.9)	(61.9)
Payment of financing costs and debt premiums	(39.3)	(104.3)	(31.5)
Cash payment related to the C&W Jamaica NCI Acquisition	(19.7)	—	—
Cash payment related to the C&W Barbados NCI Acquisition	(1.2)	(32.3)	—
Capital contributions from noncontrolling interest owner	18.0	—	—
Distributions to Liberty Global, net	—	(54.9)	(20.0)
Other financing activities, net	10.9	0.8	7.9
Net cash provided by financing activities	256.1	52.9	258.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18.6)	1.7	3.7

Net increase (decrease) in cash, cash equivalents and restricted cash	73.8	(12.6)	306.3

Cash, cash equivalents and restricted cash:
Beginning of year	568.2	580.8	274.5
End of year	$642.0	$568.2	$580.8

Cash paid for interest	$418.2	$393.1	$304.6
Net cash paid for taxes	$145.6	$110.9	$131.0

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda, primarily comprised of (i) Cable & Wireless Communications Limited (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) LiLAC Communications Inc. (LiLAC Communications) and its subsidiaries, which include Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) Liberty Costa Rica Holdings Ltd. (an 80.0%-owned entity) and its subsidiaries, which include Cabletica (as defined in note 4). As further described in note 19, effective October 1, 2018, VTR and Cabletica together comprise one of our reportable segments referred to as “VTR/Cabletica.”

C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (BTC) (a 49.0%-owned entity that owns all of our operations in the Bahamas), and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica).

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the historical financial information of (i) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off, as defined below, and (ii) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off. Although Liberty Latin America was previously reported on a combined basis, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2018.

We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and business-to-business (B2B) services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

LiLAC Transaction
On July 1, 2015, Liberty Global completed the “LiLAC Transaction,” pursuant to which each holder of Class A, Class B and Class C Liberty Global ordinary shares (Liberty Global Shares) received one share of the corresponding class of “LiLAC Shares” for each 20 Liberty Global Shares held as of the record date for such distribution. Accordingly, Liberty Global issued 12,625,362 Class A, 523,626 Class B and 30,776,883 Class C LiLAC Shares upon the completion of the LiLAC Transaction. The LiLAC Shares were tracking shares, which were intended to reflect or “track” the economic performance of Liberty Global’s “LiLAC Group” rather than the economic performance of Liberty Global as a whole. The LiLAC Group comprised the same entities as Liberty Latin America. As further described below, in connection with the Split-Off, the LiLAC Shares were effectively replaced by corresponding classes of Liberty Latin America common shares.

LiLAC Distribution

On July 1, 2016, a total of 117,430,965 Class A and Class C LiLAC Shares were issued to holders of Class A and Class C Liberty Global Shares in recognition of the Liberty Global Shares that were issued to acquire C&W (the LiLAC Distribution). For additional information regarding the acquisition of C&W, see note 4.

Split-off of Liberty Latin America from Liberty Global

On December 29, 2017 (the Split-Off Distribution Date), Liberty Global completed its previously announced split-off (the Split-Off) of its former wholly-owned subsidiary Liberty Latin America.The Split-Off was accomplished by (i) the distribution by Liberty Global to holders of its LiLAC Shares of all of the Company’s common shares and (ii) immediately following the distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and those deferred shares

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

were transferred for no consideration to a third-party designee, in each case, in accordance with Liberty Global’s articles of association and applicable law. Pursuant to the Split-Off, Liberty Global distributed to holders of its LiLAC Shares, as a dividend, (i) one Class A common share of the Company for each Class A LiLAC ordinary share, (ii) one Class B common share of the Company for each Class B LiLAC ordinary share and (iii) one Class C common share of the Company for each Class C LiLAC ordinary share, in each case, held by such holder as of the Split-Off Distribution Date. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America were issued (collectively, Liberty Latin America Shares). As a result of the Split-Off, Liberty Latin America is an independent, publicly traded company, and its assets and liabilities consist of the businesses, assets and liabilities that were formerly attributed to Liberty Global’s LiLAC Group. The Split-Off was accounted for at historical cost due to the pro rata distribution of Liberty Latin America Shares to holders of Liberty Global’s LiLAC Shares.

Several agreements were entered into in connection with the Split-Off (the Split-Off Agreements) between Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries, including the Tax Sharing Agreement, the Reorganization Agreement, the Services Agreement, the Sublease Agreement and the Facilities Sharing Agreement, each as defined and described in note 13.

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
December 31, 2018, 2017 and 2016

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
We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASU 2014-09 on our consolidated financial statements. We do not believe such new controls represent significant changes to our internal control over financial reporting.
For information regarding changes to our accounting policies following the adoption of ASU 2014-09 and our contract assets and deferred revenue balances, see note 3. For our disaggregated revenue by product, see note 19.
The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 is as follows:

	Balance at December 31, 2017	Cumulative catch up adjustments upon adoption	Balance at January 1, 2018
	in millions
Assets:
Other current assets	$222.9	$15.8	$238.7
Other assets, net	$517.7	$15.6	$533.3

Liabilities:
Deferred revenue	$143.4	$13.3	$156.7
Other long-term liabilities	$697.8	$25.6	$723.4

Equity:
Accumulated deficit	$(1,010.7)	$(11.1)	$(1,021.8)
Noncontrolling interests	$1,361.0	$3.6	$1,364.6
The impact of our adoption of ASU 2014-09 to our consolidated statement of operations for the year ended December 31, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$3,697.3	$8.4	$3,705.7

Operating costs and expenses – selling, general and administrative	$789.7	$(0.7)	$789.0

Non-operating expense – interest expense	$424.6	$19.1	$443.7

Income tax expense	$52.6	$(1.5)	$51.1

Net loss	$627.3	$8.5	$635.8

ASU 2016-18

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows–Restricted Cash (ASU 2016-18), which addresses the presentation of restricted cash in the statement of cash flows. This ASU requires that the statement of cash flows reflect the change in the beginning-of-period and end-of-period totals of cash, cash equivalents and restricted cash balances for all periods presented. We adopted ASU 2016-18 on January 1, 2018, which resulted in an increase (decrease) to our operating, investing and financing cash flows of ($1 million), nil and $11 million, respectively, during 2017, and nil, $17 million and $11

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

million, respectively, during 2016. At December 31, 2018 and 2017, our restricted cash balances were $11 million and $38 million, respectively.
ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits—Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which includes changes to the presentation of periodic benefit cost components in our consolidated statements of operations. Under ASU 2017-07, we continue to present the service component of our net benefit cost as a component of operating income (loss) but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018. The change in presentation to our consolidated statements of operations from ASU 2017-07 was applied on a retrospective basis. As a result of the adoption of ASU 2017-07, we have presented pension-related credits in other income (expense), net, in our consolidated statements of operations that aggregated $12 million, $15 million and $4 million during 2018, 2017 and 2016, respectively.

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. As of December 31, 2018, we have removed certain fair value measurement disclosures from our consolidated financial statements as permitted by ASU 2018-13. Although we are currently evaluating the effect the remaining disclosure requirements of ASU 2018-13 will have on our consolidated financial statements, we do not expect the impact to have a material effect.

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
Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under current U.S. GAAP. We do not intend to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. In transition, we plan to apply the practical expedients that permit us not to reassess (i) whether expired or existing contracts are or contain a lease under the new standard, (ii) the lease classification for expired or existing leases, (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard and (iv) whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. We also plan to apply the practical expedient that permits us to account for customer service revenue contracts that include both non-lease and lease components as a single component in all instances where the non-lease component is the predominant component of the arrangement and the other applicable criteria are met. In addition, we do not intend to use hindsight during transition.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

We expect the right-of-use assets and lease obligations recognized in connection with the adoption of ASU 2016-02 will not exceed 2% of our total assets as of January 1, 2019. In addition, we do not expect ASU 2016-02 will have a significant impact on our consolidated statements of operations or cash flows. For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of December 31, 2018, see note 18.
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

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the method and date of adoption, as well as the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.
ASU 2018-18

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements—Clarifying the interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for as revenue when the counterparty is a customer. If the counterparty in a transaction is not a customer, ASU 2018-18 precludes the presentation of consideration from that collaborative arrangement as revenue. In addition, the guidance amends ASC 808—Collaborative Arrangements, to include the unit-of account guidance under ASU 2014-09. ASU 2018-18 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The standard is required to be adopted retrospectively to the date of the initial application of ASU 2014-09, with the cumulative effect recorded as an adjustment to the opening balance of retained earnings of the later of (i) the earliest annual period presented, or (ii) the annual period that includes the date of the entity’s initial application of ASU 2014-09. We are currently evaluating the effect that ASU 2018-18 will have on our consolidated financial statements and related disclosures.

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
December 31, 2018, 2017 and 2016

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
Restricted cash consists of cash held in restricted accounts, including cash held as collateral for debt and other compensating balances. Cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2018 and 2017, our current and long-term restricted cash balances aggregated $11 million and $38 million, respectively.

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
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $55 million and $54 million at December 31, 2018 and 2017, respectively, due from a single government.
Investments

We hold an equity security in Telecommunications Services of Trinidad and Tobago Limited (TSTT) for which the fair value is not readily determinable. Accordingly, we measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes. When indicators of impairment exist, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other income (expense), net, in our consolidated statement of operations.
We account for our investment in United Kingdom (U.K.) Government Gilts using the available-for-sale method. Available-for-sale securities are measured at fair value. Changes in the fair value of available-for-sale securities are reflected in other comprehensive income or loss until sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income or loss into non-operating income or expense in our consolidated statement of operations.
For additional information regarding our fair value measurements, see note 6. For additional information regarding these investments, see notes 7 and 15.
Financial Instruments
Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 5 and 10, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Derivative Instruments
All derivative instruments, whether designated as hedging relationships or not, are recorded on the consolidated balance sheets at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in realized and unrealized gains (losses) on derivative instruments in our consolidated statements of operations. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments.
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency and interest rate derivative contracts, the net cash paid or received related to current interest is classified as an operating activity in our consolidated statements of cash flows. For cross-currency derivative contracts, the net cash paid or received related to principal is classified as a financing activity in our consolidated statements of cash flows. For foreign currency forward contracts that are used to hedge capital expenditures, the net cash paid or received is classified as an adjustment to capital expenditures in our consolidated statements of cash flows. For foreign currency forward contracts that are used to hedge principal exposure on foreign currencies, the net cash paid or received is classified as a financing activity in our consolidated statements of cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity in our consolidated statements of cash flows.
For information regarding our derivative instruments, see note 5.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities and the installation of new cable services. The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. The capitalization of these costs is based on time sheets, time studies, standard costs, call tracking systems and other verifiable means that directly link the costs incurred with the applicable capitalizable activity. We continuously monitor the appropriateness of our capitalization policies and update the policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services and changes in the manner that installations or construction activities are performed. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.
We capitalize internal and external costs directly associated with the development of internal-use software. Capitalized internal-use software is included as a component of property and equipment. We also capitalize costs associated with the purchase of software licenses. Software obtained in a hosting arrangement is expensed as incurred over the life of the service contract, unless we have the right to take possession of the software at any time without significant penalty and it is feasible to run the software on our own hardware or contract with another party unrelated to the vendor to host the software. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation and amortization in our consolidated statements of operations. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 9.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are expensed as incurred.
We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations primarily relate to assets placed on leased wireless towers and other premises. Asset retirement obligations of $37 million and $36 million at December 31, 2018 and 2017, respectively, are included in other long-term liabilities in our consolidated balance sheets.

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
We do not amortize our cable television franchise rights and certain other intangible assets as these assets have indefinite lives. For additional information regarding the useful lives of our intangible assets, see note 9.
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
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss. For additional information regarding the fair value measurements of our property and equipment and intangible assets, see note 6. For additional information regarding impairments recorded during 2017 and 2018, see note 9.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our contract assets were $9 million and $13 million as of December 31, 2018 and January 1, 2018, respectively. The change in our contract assets during 2018 was not material. The current and long-term portion of contract assets are included in other current assets and other assets, net, respectively, in our consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to SG&A expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our deferred contract costs were $9 million as of both December 31, 2018 and January 1, 2018. The change in our deferred contract costs during 2018 was not material. The current and long-term portion of deferred contract costs are included in other current assets and other assets, net, respectively, in our consolidated balance sheet.
Deferred Revenue

We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2018 and December 31, 2017 was $401 million and $397 million, respectively. Long-term deferred revenue is included in other long-term liabilities in our consolidated balance sheets. We recorded an aggregate of $19 million of current and long-term deferred revenue on January 1, 2018 upon the adoption of ASU 2014-09. The remaining change in the current portion and long-term deferred revenue balances during 2018 was not material.
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
For additional information regarding our income taxes, see note 11.
Employee Benefit Plans
Certain of our subsidiaries maintain various employee defined benefit plans. Defined benefit pension plan costs are determined using actuarial methods and are accounted for using the projected unit credit method, which incorporates management’s best estimates of future salary levels, other cost escalations, retirement ages of employees, and other actuarial factors. Our net asset or liability in respect of defined benefit pension plans represents the fair value of the plan assets, less the present value of the defined benefit obligations. The fair value of plan assets and the projected benefit obligation for each plan are calculated annually by independent qualified actuaries. Defined benefit assets are only recognized to the extent they are deemed recoverable.
For additional information regarding our defined benefit plans, see note 15.
Certain of our subsidiaries participate in externally managed defined contribution pension plans. A defined contribution plan is a pension plan under which we have no further obligation once the fixed defined contribution has been paid to the third-party administrator of the plan. Contributions under our defined contribution pension plan are recognized as incurred in SG&A expense in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

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
Revenue Recognition
We categorize revenue into two major categories: (i) residential revenue, which includes revenue from fixed and mobile services provided to residential customers, and (ii) B2B revenue, which includes B2B service and subsea network revenue. In addition, we have “other revenue,” which includes franchise fee revenue and government funding revenue. For additional information regarding our revenue by major category, see note 19. Our revenue recognition policies are as follows.

General. Most of our fixed and mobile residential contracts are not enforceable or do not contain substantive early termination penalties. Accordingly, revenue relating to these customers is recognized on a basis consistent with customers that are not subject to contracts.
Residential Fixed and B2B Service Revenue – Fixed Networks. We recognize revenue from video, broadband internet and fixed-line telephony services over our fixed networks to customers in the period the related residential fixed or B2B services are provided. Installation or other upfront fees related to services provided over our fixed networks are generally deferred and recognized as subscription revenue over the contractual period, or longer if the upfront fee results in a material renewal right. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.
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
Mobile Revenue – Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue when the goods have been transferred to the customer. Revenue from mobile handset sales is included in residential mobile non-subscription revenue in our revenue by major category and was $47 million, $44 million and $27 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

B2B Subsea Network Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2018, we have approximately $550 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.
Government Funding Revenue. During 2018, we received funds from the U.S. Federal Communications Commission (the FCC), which were granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. The recognition of these funds is not within the scope of ASU 2014-09, as the FCC does not meet the definition of a customer. We recognized the funds granted from the FCC as other revenue in the period in which we were entitled to receive the funds. For additional information regarding funding received during the third quarter of 2018, see note 19.
Sales, Use and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales, use and other value-added taxes.
Share-based Compensation
We recognize compensation expense associated with share-based incentive awards based on their grant-date fair values. The grant-date fair values for stock appreciation rights (SARs) are estimated using the Black-Scholes-Merton valuation model and the grant-date fair values for restricted stock units (RSUs) and performance-based restricted stock units (PSUs) are based upon the closing market price of our stock on the date of grant. We use the legal life of the award for the expected life of SARs granted to executives. For SARs granted to non-executives, the expected life is calculated using the “simplified method.” We believe the simplified method is appropriate for these awards as we do not have historical exercise data for periods prior to the Split-Off. The expected volatility of SARs is calculated utilizing a weighted average computation of data from a comparable group of peer companies, Liberty Latin America’s share trading history, and the implied volatility from traded LILA and LILAK options. We recognize the grant-date fair value of outstanding awards as a charge to operations over the requisite service period, which is generally the vesting period, and account for forfeitures as they occur. We use the straight-line method to recognize share-based compensation expense for share-based incentive awards that do not contain a performance condition and the accelerated expense attribution method for our share-based incentive awards that contain a performance condition and vest on a graded basis.
For additional information regarding our share-based compensation, see note 16.
Earnings (Loss) per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of LiLAC Shares and/or Liberty Latin America Shares outstanding during the years presented, as further described below. Diluted earnings (loss) per share presents the dilutive effect, if any, on a per share basis of potential shares (e.g., SARs and RSUs) as if they had been exercised or vested at the beginning of the periods presented.

	Year ended December 31,
	2018 (a)	2017 (b)	2016 (c)

Weighted average shares outstanding - basic and dilutive	173,313,575	171,850,041	125,627,811

(a)	Represent the weighted average number of Liberty Latin America Shares outstanding during the year.

(b)
Represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off. Amount was used for both basic and dilutive EPS, as no Company equity awards were outstanding prior to the Split-Off.

(c)
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

We reported a loss attributable to Liberty Latin America shareholders during 2018. As a result, the potentially dilutive effect at December 31, 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 13.1 million and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 2.1 million. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(4)	Acquisitions
2018 Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire certain net assets related to Televisora de Costa Rica S.A.’s (Televisora) cable operations in Costa Rica (“Cabletica”) based on an enterprise value of $252 million, subject to certain customary adjustments. As part of the agreement, the owners of Televisora agreed to retain a 20% ownership interest in Cabletica. On October 1, 2018, we completed the acquisition of our 80% interest in Cabletica (the Cabletica Acquisition) for an effective purchase price of $226 million, after working capital adjustments and deducting the value of Televisora’s retained equity interest. The Cabletica Acquisition was financed through a combination of debt and existing cash.
We have accounted for the Cabletica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Cabletica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets and income taxes. A summary of the purchase price and preliminary opening balance sheet of Cabletica at the October 1, 2018 acquisition date is presented in the following table (in millions):

Other current assets	$6.3
Property and equipment	64.6
Goodwill (a)	151.3
Intangible assets subject to amortization (b)	61.9
Other assets	0.1
Other accrued and current liabilities	(13.4)
Non-current deferred tax liabilities	(18.6)
Other long-term liabilities	(0.7)
Noncontrolling interest (c)	(25.1)
Total purchase price (d)	$226.4

(a)
The goodwill recognized in connection with the Cabletica Acquisition is primarily attributable to the ability to take advantage of Cabletica’s existing advanced broadband communications network as a base on which to expand our footprint in the region, and to gain immediate access to potential customers.

(b)	Amount primarily includes intangible assets related to customer relationships. As of October 1, 2018, the weighted average useful life of Cabletica’s intangible assets was approximately six years.

(c)	Amount represents the fair value of Televisora’s interest in Cabletica as of the October 1, 2018 acquisition date.

(d)
Excludes $5 million of direct acquisition costs, including $3 million incurred during 2018, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Our consolidated statement of operations for the year ended December 31, 2018 includes revenue and a net loss of $33 million and $5 million, respectively, attributable to Cabletica.
2017 Acquisition
Carve-out Entities. In connection with the C&W Acquisition in 2016, as defined and described below, and C&W’s acquisition of Columbus International Inc. and its subsidiaries (collectively, Columbus) in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the FCC were transferred to entities not controlled by C&W (collectively, New Cayman).The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for our acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

2016 Acquisition
C&W. On May 16, 2016, Liberty Global acquired C&W for shares of Liberty Global (the C&W Acquisition) and C&W was contributed to our company as part of the Split-Off. Further, immediately prior to the acquisition, C&W declared a special cash dividend (the Special Dividend) to its shareholders in the amount of £0.03 ($0.04 at the transaction date) per C&W share, which was paid to C&W shareholders promptly following the closing of the transaction. The Special Dividend and the payment of fees and expenses related to the acquisition were funded with C&W liquidity, including incremental debt borrowings, and Liberty Latin America corporate liquidity. The C&W Acquisition was completed in order to achieve certain financial, operational and strategic benefits through the integration of C&W with our existing operations.

The C&W Acquisition triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including Trinidad and Tobago and the Seychelles, have not completed their review of the C&W Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on our operations and financial condition.

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
December 31, 2018, 2017 and 2016

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

(a)
The goodwill recognized in connection with the C&W Acquisition is primarily attributable to (i) the ability to take advantage of C&W’s existing terrestrial and subsea networks to gain immediate access to potential customers and (ii) synergies that were expected to be achieved through the integration of C&W with other operations of Liberty Latin America.

(b)
Amount primarily includes intangible assets related to customer relationships. The weighted average useful life of C&W’s intangible assets at the May 16, 2016 acquisition date was approximately nine years.

(c)	Represents the estimated aggregate fair value of the noncontrolling interests in C&W’s subsidiaries as of May 16, 2016.

(d)
The total purchase price (i) includes the issuance of Liberty Global Shares and LiLAC Shares that were collectively valued at $4,490 million and the Special Dividend of $194 million and (ii) excludes direct acquisition costs of $135 million, including $119 million incurred during 2016. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

Our consolidated statement of operations for 2016 includes revenue and a net loss of $1,444 million and $30 million, respectively, attributable to C&W.
Pro Forma Information
The following unaudited pro forma operating results for the year ended December 31, 2016 (in millions) reflect the C&W Acquisition as if it had been completed as of January 1, 2016. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Revenue	$3,621.2
Net loss attributable to Liberty Latin America shareholders	$(174.4)
Net loss per share attributable to Liberty Latin America shareholders – basic and dilutive (a)	$(1.00)

(a)
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
December 31, 2018, 2017 and 2016

(5)	Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the British pound sterling (£), the Chilean peso (CLP), the Colombian peso (COP) and the Jamaican dollar (JMD). With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$30.7	$82.1	$112.8	$2.9	$38.4	$41.3
Foreign currency forward contracts	14.1	—	14.1	—	—	—
Total	$44.8	$82.1	$126.9	$2.9	$38.4	$41.3

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$23.9	$41.4	$65.3	$29.4	$51.9	$81.3
Foreign currency forward contracts	—	—	—	12.8	—	12.8
Total	$23.9	$41.4	$65.3	$42.2	$51.9	$94.1

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 10). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($23 million), $23 million and $12 million during 2018, 2017 and 2016, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows:

	Year ended December 31,
	2018	2017	2016
	in millions

Cross-currency and interest rate derivative contracts	$69.6	$(157.8)	$(216.8)
Foreign currency forward contracts	25.2	(12.3)	(9.1)
Total	$94.8	$(170.1)	$(225.9)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Year ended December 31,
	2018	2017	2016
	in millions

Operating activities	$(15.9)	$(26.9)	$(6.1)
Investing activities	(2.3)	(3.7)	(3.4)
Financing activities	10.0	—	—
Total	$(8.2)	$(30.6)	$(9.5)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $95 million.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	8.1
	$56.3	COP	180,000.0	7.6
	£83.6		$110.7	0.2

VTR Finance	$1,260.0	CLP	854,020.0	3.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,975.0	5.3

VTR Finance	$203.0	4.2

Liberty Puerto Rico (a)	$1,018.8	2.5

Cabletica	$53.5	4.8

(a)	Includes forward-starting derivative instruments.

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at December 31, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,875.0	1.0

Liberty Puerto Rico (a)	$942.5	1.0

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow us to benefit from declines in market rates. At December 31, 2018, the total U.S. dollar notional amount of our interest rate caps, which include forward-starting instruments, was $93 million and the related weighted average remaining contractual life of our interest rate caps was 4.5 years. All of our interest rate caps are held by our Liberty Puerto Rico borrowing group.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at December 31, 2018 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.03%
VTR Finance	(0.21)%
Liberty Puerto Rico	(0.06)%
Cabletica	0.26%
Liberty Latin America borrowing groups	(0.03)%

Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2018, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward contracts was $180 million, all of which was held by our VTR Finance borrowing group. All our foreign currency forward contracts have maturities in less than a year.

(6)	Fair Value Measurements
General
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in the U.K. Government Gilts. The reported fair values of our derivative instruments as of December 31, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at December 31, 2018 and 2017 were $36 million and $22 million, respectively, which are included in other long-term liabilities in our consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net losses of $14 million, $11 million and $11 million during 2018, 2017 and 2016, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations.
Available-for-sale Investments
Our investment in the U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At December 31, 2018 and 2017, the carrying values of our investment in the U.K. Government Gilts, which are included in other assets, net, in our consolidated balance sheets, were $35 million and $37 million, respectively.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisition accounting and impairment assessments.
Acquisition Accounting
The nonrecurring valuations associated with acquisition accounting, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of customer relationships and property and equipment, as further described below:

•
Customer relationships. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology for customer relationship intangible assets requires us to estimate the specific cash flows expected from the acquired customer relationships, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationships, contributory asset charges and other factors.

•
Property and equipment. Property and equipment is typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence.

During 2018, we performed preliminary, nonrecurring valuations related to the acquisition accounting for the Cabletica Acquisition. The weighted average discount rate used in the preliminary valuation of the customer relationships acquired as a result of the Cabletica Acquisition was approximately 14%. During 2017, we performed nonrecurring valuations related to the acquisition accounting for the C&W Acquisition and C&W Carve-out Acquisition. The weighted average discount rates used in the final valuation of the customer relationships acquired as a result of the C&W Acquisition ranged from 9% to 12%.
Impairment Assessments
The nonrecurring valuations associated with impairment assessments, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of reporting units for the purpose of testing for goodwill impairment. Unless a reporting unit has a readily determinable fair value, we estimate the fair value of the reporting unit using either a market-based approach or discounted cash flow analysis. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

As part of our annual goodwill impairment assessments in the fourth quarters of 2018 and 2017, we used a market-based valuation approach to determine the fair value of certain reporting units within C&W. The fair value of a reporting unit using a market-based approach is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA, as defined in note 19. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, adjusted to reflect an appropriate control premium or discount , a “trading multiple,” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” For additional information regarding impairment charges resulting from our impairment analyses, see note 9.
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W segment, most notably British Virgin Islands and Dominica (collectively, the Impacted Markets). The effects of the hurricanes were deemed to constitute triggering events with respect to the need to assess certain assets for impairment. Nonrecurring valuations were performed in connection with these impairment assessments, most notably to measure the fair value of Liberty Puerto Rico and certain reporting units within C&W for purposes of assessing goodwill impairments, and to measure the fair value of Liberty Puerto Rico’s cable television franchise rights. We used discount rates of 8% and 10% in the valuation of Liberty Puerto Rico and certain reporting units within C&W, respectively, while a discount rate of 9% was used in the valuation of Liberty Puerto Rico’s cable television franchise rights. These valuations used projected cash flows that reflected the significant risks and uncertainties associated with our recovery from Hurricanes Irma and Maria, including variables such as (i) the length of time estimated to restore the power and transmission systems, particularly in Puerto Rico, (ii) the number of people estimated to leave these islands for an extended period or permanently and the associated impact on customer churn, (iii) the amount of potential insurance recoveries and (iv) the estimated capital expenditures required to restore the damaged networks in the Impacted Markets. For additional information regarding the impairment charges related to the hurricanes, see note 8.

(7)	Investments
A subsidiary of C&W holds a 49% interest in TSTT. Our investment in TSTT is included in other assets, net, in our consolidated balance sheets. Pursuant to certain conditions to the regulatory approval of the acquisition of Columbus International, Inc. by C&W in 2015, we are required to dispose of our investment in TSTT, subject to certain terms and conditions. During the third quarter of 2018, we recorded an impairment charge of $16 million due to a decline in the estimated fair value of this investment. As of December 31, 2018 and 2017, the carrying value of our investment in TSTT was $77 million and $93 million, respectively. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

(8)	Insurance Recoveries
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. In October 2016, our operations in the Bahamas, which is part of our C&W segment, were significantly impacted by Hurricane Matthew.

In December 2018, we settled our insurance claims for Hurricanes Irma, Maria and Matthew (collectively, the Hurricanes) as follows: (i) $109 million for Hurricanes Maria and Irma, after deducting $30 million of self-insurance, and (ii) $12 million for Hurricane Matthew, after deducting $15 million of self-insurance.

The following table summarizes the impact of the insurance settlements to our consolidated statements of operations:

	Year ended December 31,
	2018	2017
	in millions

Other operating (a)	$2.2	$2.5
SG&A	2.4	—
Business interruption (b)	59.5	—
Impairment, restructuring and other operating items, net (c)	35.7	18.2
Total	$99.8	$20.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(a)	The 2017 amount represents recoveries related to Hurricane Matthew.

(b)	The 2018 amount includes $3 million attributable to Hurricane Matthew.

(c)	Amounts for each year include $3 million attributable to Hurricane Matthew.
During 2018 and 2017, we received net advance payments related to the Hurricanes from our third-party insurance provider totaling $51 million and $3 million, respectively. Of the amount received during 2018, $21 million is presented as a cash inflow from investing activities on our consolidated statement of cash flows. With respect to the advances received during 2018, $45 million was provided to Liberty Puerto Rico and $6 million was provided to C&W. The advance received during 2017 related to Hurricane Matthew and was provided to C&W. Subsequent to December 31, 2018, we received $49 million in insurance proceeds. We expect to receive the remaining balance due of $18 million during the first quarter of 2019.

(9)	Long-lived Assets
Impairment Charges

The following table sets forth the details of our impairment charges during 2018:

	C&W	Liberty Puerto Rico	VTR/Cabletica	Total
	in millions

Goodwill	$610.0	$—	$—	$610.0
Other	5.0	0.4	0.3	5.7
Total impairment charges	$615.0	$0.4	$0.3	$615.7

Goodwill. We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. During our 2018 annual goodwill impairment test, we concluded a $608 million impairment was necessary at the Panama reporting unit of our C&W segment. This impairment primarily resulted from the impacts of a significant increase in competition, particularly with respect to the prepaid mobile business. The accumulation of prepaid mobile subscriber losses, together with associated adverse impacts to average monthly subscription revenue per mobile subscriber, negatively impacted the actual results for the year and the expected future financial performance of the Panama reporting unit, resulting in the impairment during the fourth quarter of 2018.

The following table sets forth the details of our impairment charges during 2017:

	C&W	Liberty Puerto Rico	VTR	Total
	in millions

Annual impairment analysis – goodwill	$317.9	$—	$—	$317.9
Hurricane-related:
Goodwill	117.3	120.9	—	238.2
Property and equipment	22.8	50.2	—	73.0
Other indefinite-lived intangible assets	—	44.1	—	44.1
Total hurricane-related	140.1	215.2	—	355.3
Other	—	—	4.7	4.7
Total impairment charges	$458.0	$215.2	$4.7	$677.9

Annual Impairment Analysis. During our 2017 annual goodwill impairment test, we concluded impairments were necessary at certain C&W reporting units primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Hurricane-related Impairment. In September 2017, certain of our operations in the Caribbean were severely impacted by Hurricanes Irma and Maria, with the most extensive damage occurring in Puerto Rico and certain of C&W’s markets. Based on our then estimates of the impacts on our operations from these hurricanes, we recorded impairment charges to reduce the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets as set forth in the table above. These impairment charges were based on our assessments of then currently available information.

For additional information regarding the impacts of the hurricanes and the fair value methods and related assumptions used in our impairment assessments, see note 6. For information regarding the impact of the hurricanes on our debt, see note 10.

Goodwill

Changes in the carrying amount of our goodwill during 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairments (a)	December 31, 2018
	in millions

C&W	$4,962.5	$23.6	$(50.5)	$(610.0)	$4,325.6
VTR/Cabletica	433.4	151.3	(54.7)	—	530.0
Liberty Puerto Rico	277.7	—	—	—	277.7
Total	$5,673.6	$174.9	$(105.2)	$(610.0)	$5,133.3

(a)	Amount primarily represents an impairment charge associated with the Panama reporting unit of our C&W segment as further discussed above.

Based on the results of our October 1, 2018 goodwill impairment test, declines in the estimated fair value of certain C&W reporting units could result in the need to record additional goodwill impairment charges. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of C&W. Any such impairment charges could be significant.

Changes in the carrying amount of our goodwill during 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairments (a)	December 31, 2017
	in millions

C&W	$5,557.0	$(157.0)	$(2.3)	$(435.2)	$4,962.5
VTR	397.9	—	35.5	—	433.4
Liberty Puerto Rico	277.7	—	—	—	277.7
Corporate and other (b)	120.9	—	—	(120.9)	—
Total	$6,353.5	$(157.0)	$33.2	$(556.1)	$5,673.6

(a)
Amounts represent (i) impairment charges at C&W and Liberty Puerto Rico that were recorded during the third quarters of 2017 based on our assessments of the impacts of Hurricanes Irma and Maria and (ii) impairment charges at C&W related to our annual October 1 goodwill impairment analysis. For additional information regarding the impacts of Hurricanes Irma and Maria and the fair value method and related assumptions used in our impairment assessments, see above and notes 6 and 8.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(b)	Represents enterprise-level goodwill that was allocated to our Liberty Puerto Rico segment for purposes of our impairment tests.

At December 31, 2018 and 2017, our accumulated goodwill impairments were $1,166 million and $556 million, respectively.

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2018	December 31,
		2018	2017
		in millions

Distribution systems	3 to 25 years	$4,115.0	$3,878.4
Customer premises equipment	3 to 5 years	1,606.0	1,382.8
Support equipment, buildings and land	3 to 40 years	1,398.8	1,306.3
		7,119.8	6,567.5
Accumulated depreciation		(2,882.9)	(2,398.3)
Total		$4,236.9	$4,169.2

Depreciation expense related to our property and equipment was $641 million, $596 million and $451 million during 2018, 2017 and 2016, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $54 million, $55 million and $46 million during 2018, 2017 and 2016, respectively.

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 15 years at December 31, 2018, are set forth below:

	December 31,
	2018	2017
	in millions
Gross carrying amount:
Customer relationships	$1,509.7	$1,415.1
Licenses and other	186.8	199.8
Total gross carrying amount	1,696.5	1,614.9
Accumulated amortization:
Customer relationships	(504.7)	(284.2)
Licenses and other	(26.1)	(14.5)
Total accumulated amortization	(530.8)	(298.7)
Net carrying amount	$1,165.7	$1,316.2

Amortization expense related to intangible assets with finite useful lives was $189 million, $198 million and $136 million during 2018, 2017 and 2016, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Based on our amortizable intangible asset balance at December 31, 2018, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2019	$187.6
2020	186.5
2021	176.1
2022	146.7
2023	138.6
Thereafter	330.2
Total	$1,165.7

Intangible Assets Not Subject to Amortization

At December 31, 2018 and 2017, our other indefinite-lived intangible assets aggregated $563 million and $565 million, respectively, including $540 million related to the cable television franchise rights of Liberty Puerto Rico at both December 31, 2018 and 2017.

(10)	Debt and Capital Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2018			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2018	2017	2018	2017
		in millions

C&W Credit Facilities	5.52%	$760.0	$760.0	$2,135.6	$2,216.4	$2,193.6	$2,212.2
C&W Notes	7.16%	—	—	1,724.7	1,749.7	1,781.6	1,648.4
VTR Finance Senior Notes	6.88%	—	—	1,265.0	1,479.6	1,260.0	1,400.0
VTR Credit Facilities	6.55%	(d)	228.2	245.7	—	250.7	—
LPR Bank Facility (e)	6.11%	$40.0	40.0	905.4	951.8	942.5	982.5
Cabletica Credit Facilities	10.03%	(f)	15.0	122.2	—	124.7	—
Vendor financing (g)	4.93%	—	—	157.6	137.4	157.6	137.4
Total debt before premiums, discounts and deferred financing costs	6.40%		$1,043.2	$6,556.2	$6,534.9	$6,710.7	$6,380.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	December 31,
	2018	2017
	in millions

Total debt before premiums, discounts and deferred financing costs	$6,710.7	$6,380.5
Premiums, discounts and deferred financing costs, net	(41.5)	(26.5)
Total carrying amount of debt	6,669.2	6,354.0
Capital lease obligations	12.9	17.5
Total debt and capital lease obligations	6,682.1	6,371.5
Less: Current maturities of debt and capital lease obligations	(302.5)	(263.3)
Long-term debt and capital lease obligations	$6,379.6	$6,108.2

(a)
Represents the weighted average interest rate in effect at December 31, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.5% at December 31, 2018. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2018, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2018 compliance reporting requirements. At December 31, 2018, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The VTR Credit Facilities comprise certain CLP term loans and U.S. dollar and CLP revolving credit facilities, including unused borrowing capacity. For further information, see VTR Credit Facilities below.

(e)
In September 2017 Hurricanes Maria and Irma resulted in extensive damage to the homes, businesses and infrastructure in Puerto Rico. The operations of Liberty Puerto Rico support the debt outstanding under the LPR Bank Facility (as defined and described below). See LPR Bank Facility section below for additional information regarding relief on certain covenant compliance requirements under the LPR Credit Agreements (as defined below) that was provided in December 2017.

(f)
The Cabletica Credit Facilities comprise certain Costa Rican colón (CRC) and U.S. dollar term loans and a U.S. dollar revolving credit facility. For further information, see Cabletica Credit Facilities below.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Our operating expenses include $172 million, $83 million and $3 million for the years ended December 31, 2018, 2017 and 2016, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and capital lease obligations in our consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

General Information
At December 31, 2018, all of our outstanding debt had been incurred by one of our four primary “borrowing groups”: C&W, VTR Finance, Liberty Puerto Rico and Cabletica.
Credit Facilities. Each of our borrowing groups has entered into one or more credit facility agreements with certain financial institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:

•	Our credit facilities contain certain net leverage ratios, as specified in the relevant credit facility, which are required to be complied with on an incurrence and/or maintenance basis;

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

See LPR Bank Facility section below for additional information on relief Liberty Puerto Rico was granted on certain covenant compliance requirements under the LPR Credit Agreements (as defined below).
Senior Notes. Our C&W and VTR Finance borrowing groups have issued senior notes. In general, our senior notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of each respective issuer within the relevant borrowing group, (ii) contain, in most instances, guarantees from other entities of the relevant borrowing group (as specified in the applicable indenture) and (iii) in certain instances, are secured by pledges over the shares of certain entities of the relevant borrowing group. In addition, the indentures governing our senior notes contain certain covenants, the more notable of which are as follows:

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
December 31, 2018, 2017 and 2016

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

C&W Notes
The details of the outstanding C&W Notes as of December 31, 2018 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2019 C&W Senior Notes (b) (c)	March 25, 2019	8.625%	£83.6	$106.6	$107.4	$107.7
2022 C&W Senior Notes (b) (d)	August 1, 2022	6.875%	$475.0	475.0	488.5	486.4
2026 C&W Senior Notes	October 15, 2026	7.500%	$500.0	500.0	482.9	493.1
2027 C&W Senior Notes	September 15, 2027	6.875%	$700.0	700.0	645.9	694.8
Total				$1,781.6	$1,724.7	$1,782.0

(a)	Amounts are net of original issue premiums and deferred financing costs, as applicable.

(b)
Carrying values of the 2019 C&W Senior Notes and the 2022 C&W Senior Notes (previously known as the Sable Senior Notes) include the impact of premiums recorded in connection with the acquisition accounting for the C&W Acquisition.

(c)
Interest on the 2019 C&W Senior Notes is payable annually on March 25. In October 2018, 43.0% of the outstanding 2019 C&W Senior Notes were repurchased and cancelled in connection with a tender offer, as further described below.

(d)	Interest on the 2022 C&W Senior Notes is payable semi-annually on February 1 and August 1. In November 2018, we redeemed certain of the 2022 C&W Senior Notes, as further described below.
Financing Transactions
C&W Senior Financing Designated Activity Company (C&W Senior Financing) is a special purpose financing entity that is 100% owned by a third-party, created for the primary purpose of facilitating certain debt offerings. C&W is required to consolidate C&W Senior Financing as a result of the variable interests created by debt issued by C&W Senior Financing to C&W, for which C&W is considered the primary beneficiary. C&W Senior Financing is dependent upon payments from C&W in order to service its payment obligations under the 2026 C&W Senior Notes and 2027 C&W Senior Notes.
2027 C&W Senior Notes. In August 2017, C&W Senior Financing issued the 2027 C&W Senior Notes. Interest on the 2027 C&W Senior Notes is payable semi-annually on January 15 and July 15.
C&W Senior Financing used the proceeds from the 2027 C&W Senior Notes issuance to fund a new term loan (the 2027 C&W Financing Loan) with Sable, as the borrower and certain other C&W subsidiaries as guarantors. The call provisions, maturity and applicable interest rate for the 2027 C&W Financing Loan are the same as those for the 2027 C&W Senior Notes. C&W Senior Financing’s obligations under the 2027 C&W Senior Notes are secured by interests over (i) certain of C&W Senior Financing’s bank accounts and (ii) C&W Senior Financing’s rights under the 2027 C&W Financing Loan.
The net proceeds from the C&W Term Loan B-3 Facility Add-on (as defined and described below) and the 2027 C&W Financing Loan were used (i) to redeem in full $1,250 million outstanding principal amount of senior notes, issued by Columbus prior to the Columbus Acquisition, and (ii) for general corporate purposes. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $24 million. This loss includes (i) the payment of $85 million of redemption premiums and (ii) the write-off of $61 million of unamortized premiums.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

2026 C&W Senior Notes. In October 2018, C&W Senior Financing issued the 2026 C&W Senior Notes. Interest on the 2026 C&W Senior Notes is payable semi-annually on April 15 and October 15.
C&W Senior Financing used the proceeds from the 2026 C&W Senior Notes issuance to fund a new term loan (the 2026 C&W Financing Loan) with Sable as borrower and together with certain other C&W subsidiaries as guarantors. The call provisions, maturity and applicable interest rate for the 2026 C&W Financing Loan are the same as those for the 2026 C&W Senior Notes. C&W Senior Financing’s obligations under the 2026 C&W Senior Notes are secured by interests over (i) certain of C&W Senior Financing’s bank accounts and (ii) C&W Senior Financing’s rights under the 2026 C&W Financing Loan.
The net proceeds from the 2026 C&W Financing Loan were partially used to (i) repurchase £63 million ($80 million, at the applicable rate) of outstanding principal under the 2019 C&W Senior Notes, as further described below, and (ii) redeem $275 million of outstanding principal under the 2022 C&W Senior Notes. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $13 million. This loss primarily includes (i) the payment of $17 million of redemption premiums, (ii) the write-off of $5 million of unamortized premiums, discounts and deferred financing costs and (iii) the payment of third-party costs.
Redemption Rights. Subject to the circumstances described below, the 2026 C&W Senior Notes and 2027 C&W Senior Notes are non-callable until October 15, 2021 and September 15, 2022, respectively. At any time prior to (i) October 15, 2021 in the case of the 2026 C&W Senior Notes and (ii) September 15, 2022 in the case of the 2027 C&W Senior Notes, Sable and C&W Senior Financing may redeem some or all of the applicable notes by paying a price equal to 100% of the principal amount of the applicable notes redeemed plus accrued and unpaid interest and a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to October 15, 2021 or September 15, 2022 (as applicable) using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points. In addition, at any time prior to (i) October 15, 2021 in the case of the 2026 C&W Senior Notes and (ii) September 15, 2022 in the case of the 2027 C&W Senior Notes, subject to certain restrictions (as specified in the applicable indenture), up to 40% of each of the 2026 C&W Senior Notes and the 2027 C&W Senior Notes may be redeemed with the net proceeds of one or more specified equity offerings at a redemption price equal to 107.500% and 106.875%, respectively, of the principal amount redeemed, plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date.
Sable and C&W Senior Financing (as applicable) may redeem some or all of the 2022 C&W Senior Notes, 2026 C&W Senior Notes and 2027 C&W Senior Notes, respectively, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption price
	2022 C&W Senior Notes	2026 C&W Senior Notes	2027 C&W Senior Notes

12-month period commencing:	August 1	October 15	September 15

2018	105.156%	N.A.	N.A.
2019	103.438%	N.A.	N.A.
2020	101.719%	N.A.	N.A.
2021	100.000%	103.750%	N.A.
2022	100.000%	101.875%	103.438%
2023	N.A.	100.000%	101.719%
2024	N.A.	100.000%	100.859%
2025 and thereafter	N.A.	100.000%	100.000%

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

2022 C&W Senior Notes. In November 2018, we completed the redemption of $275 million of aggregate principal amount of the 2022 C&W Senior Notes for total consideration of $294 million, including (i) the 105.156% redemption price and (ii) accrued and unpaid interest on the redeemed notes.
C&W Credit Facilities
The C&W Credit Facilities are the senior secured credit facilities of certain subsidiaries of C&W. The details of our borrowings under the C&W Credit Facilities as of December 31, 2018 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity (a)	Outstanding principal amount	Carrying value (b)
			in millions

C&W Revolving Credit Facility (c)	June 30, 2023	LIBOR (d) + 3.25%	$625.0	$625.0	$—	$—
C&W Term Loan B-4 Facility (c)	January 31, 2026	LIBOR + 3.25%	$1,875.0	—	1,875.0	1,870.5
C&W Regional Facilities (e)	various dates ranging from 2019 to 2038	4.01% (f)	$453.6	135.0	318.6	317.3
Total				$760.0	$2,193.6	$2,187.8

(a)
The amount related to the C&W Revolving Credit Facility represents the maximum availability without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2018, based on the applicable leverage-based restricted payment tests and leverage covenants, the full amount of unused borrowing capacity under the C&W Credit Facilities was available to be borrowed.

(b)	Amounts are net of discounts and deferred financing costs, as applicable.

(c)
In March 2018, we amended and restated the credit agreement originally dated May 16, 2016, as amended and restated as of May 26, 2017, providing for the additional C&W Term Loan B-4 Facility, as further described below, and a $625 million revolving credit facility. The C&W Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

(d)	London Interbank Offered Rate.

(e)
Represents certain amounts borrowed by C&W Panama, C&W Jamaica, Marpin 2K4 Ltd., Cable & Wireless Dominica Limited, BTC and, for periods prior to June 30, 2018, Cable & Wireless (Barbados) Limited (C&W Barbados) (collectively, the C&W Regional Facilities).

(f)	Represents a weighted average rate for all C&W Regional Facilities.
Financing Transactions
In January 2018, C&W Panama entered into a $100 million principal amount term loan facility that bears interest at 4.35%, payable on a quarterly basis, and matures in January 2023. The proceeds from the term loan were primarily used to repay existing C&W Panama debt.
In February 2018, C&W entered into a $1,875 million principal amount term loan facility (the C&W Term Loan B-4 Facility). The net proceeds of the C&W Term Loan B-4 Facility were used to repay in full the $1,825 million outstanding principal amount of the C&W Term Loan B-3 Facility and repay $40 million drawn under the C&W Revolving Credit Facility. The exchange in principal amounts of $1,825 million was treated as a non-cash transaction in our consolidated statement of cash flows. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $13 million, which represents the write-off of unamortized discounts and deferred financing costs.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

In May 2017, C&W entered into the C&W Term Loan B-3 Facility, a $1,125 million term loan facility. The net proceeds from the C&W Term Loan B-3 Facility were used to prepay in full $1,100 million outstanding principal amount under term loans issued in May 2016 (the C&W Term Loans). Certain lenders of the C&W Term Loans novated $929 million principal amount under the C&W Term Loans into the C&W Term Loan B-3 Facility, which was treated as a non-cash financing transaction in our consolidated statement of cash flows. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $25 million. This loss includes (i) the write-off of $23 million of unamortized discounts and deferred financing costs and (ii) the payment of $2 million of third-party costs.
In July 2017, the commitments under the C&W Term Loan B-3 Facility were increased by $700 million (the C&W Term Loan B-3 Facility Add-on). The C&W Term Loan B-3 Facility Add-on was issued at 99.5% of par with the same maturity and interest rate as the C&W Term Loan B-3 Facility. In addition, we drew down $50 million under the C&W Revolving Credit Facility to fund a portion of a required contribution to the CWSF (as defined and discussed in note 15). We repaid the outstanding balance of the C&W Revolving Credit Facility in 2018, $40 million of which was paid with the net proceeds of the C&W Term Loan B-4 Facility.
VTR Finance Senior Notes
In January 2014, VTR Finance issued $1.4 billion principal amount of senior notes (the VTR Finance Senior Notes), due January 15, 2024. At any time prior to January 15, 2019, VTR Finance may redeem some or all of the VTR Finance Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2019 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 50 basis points. In October 2018, VTR Finance redeemed $140 million of aggregate principal amount of the VTR Finance Senior Notes for total consideration of $147 million, including (i) the 103% redemption price and (ii) accrued and unpaid interest on the redeemed notes. In connection with this transaction, VTR Finance recognized a loss on debt modification and extinguishment of $6 million. This loss includes (i) the payment of $4 million of redemption premiums and (ii) the write-off of $2 million of deferred financing costs. At December 31, 2018, the carrying value of the VTR Finance Senior Notes was $1,243 million.
VTR Finance may redeem all or part of the VTR Finance Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the related indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing January 15:
2019	103.438%
2020	102.292%
2021	101.146%
2022 and thereafter	100.000%

VTR Credit Facilities
In May 2018, VTR entered into (i) the VTR TLB-1 Facility and the VTR TLB-2 Facility (collectively, the VTR Term Loan Facilities) and (ii) new U.S. dollar and CLP revolving credit facilities (collectively, the VTR Revolving Credit Facilities and together with the VTR Term Loan Facilities, the VTR Credit Facilities). Upon closing of the VTR Credit Facilities, the previously existing VTR Credit Facility was cancelled.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The details of our borrowings under the VTR Credit Facilities as of December 31, 2018 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal amount
VTR Credit Facilities	Maturity	Interest rate	Borrowing currency		US $ equivalent	Borrowing currency		US $ equivalent	Carrying value (a)
			in millions

VTR TLB-1 Facility	(b)	ICP (c) + 3.80%	CLP	—	$—	CLP	140,900.0	$203.0	$197.9
VTR TLB-2 Facility	May 23, 2023	7.00%	CLP	—	—	CLP	33,100.0	47.7	46.6
VTR RCF – A (d)	May 23, 2023	TAB (e) + 3.35%	CLP	30,000.0	43.2	CLP	—	—	—
VTR RCF – B (f)	March 14, 2024	LIBOR + 2.75%		$185.0	185.0		$—	—	—
Total					$228.2			$250.7	$244.5

(a)	Amounts are net of deferred financing costs.

(b)
Under the terms of the credit agreement, VTR is obligated to repay 50% of the outstanding aggregate principal amount of the VTR TLB-1 Facility on November 23, 2022, with the remaining principal amount due on May 23, 2023, which represents the ultimate maturity date of the facility.

(c)	Índice de Cámara Promedio rate.

(d)	The VTR RCF – A has a fee on unused commitments of 1.34% per year.

(e)	Tasa Activa Bancaria rate.

(f)	Includes a $1 million credit facility that matures on May 23, 2023. The VTR RCF – B has a fee on unused commitments of 1.10% per year.
LPR Bank Facility
On December 20, 2017, in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by the hurricanes, in particular Hurricane Maria, the LPR First Lien Term Loan and the LPR Second Lien Term Loan credit agreements (collectively, the LPR Credit Agreements) were amended to (i) provide Liberty Puerto Rico with relief from complying with leverage covenants through December 31, 2018, (ii) increase the consolidated first lien net leverage ratio covenant from 4.5:1 to 5.0:1 beginning with the March 31, 2019 quarterly test date, (iii) restrict Liberty Puerto Rico’s ability to make certain types of payments to its shareholders through December 31, 2018 and (iv) include an equity commitment of up to $60 million (the LPR Equity Commitment) from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund any potential liquidity shortfalls. The consolidated total net leverage ratio covenant level remained unchanged at 5.50:1. In addition, there was no change to the margins under the LPR Credit Agreements, no fees were paid in connection with these amendments and all other terms of the LPR Credit Agreements remain in full force and effect.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The LPR Bank Facility is the senior secured credit facility of Liberty Puerto Rico. The details of our borrowings under the LPR Bank Facility as of December 31, 2018 are summarized in the following table:

LPR Bank Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

LPR Revolving Credit Facility (b)	July 7, 2020	LIBOR + 3.50%	$40.0	$40.0	$—	$—
LPR First Lien Term Loan	January 7, 2022	LIBOR + 3.50% (c)	$850.0	—	850.0	842.3
LPR Second Lien Term Loan	July 7, 2023	LIBOR + 6.75% (c)	$92.5	—	92.5	91.4
Total				$40.0	$942.5	$933.7

(a)	Amounts are net of discounts and deferred financing costs.

(b)
The LPR Revolving Credit Facility has a fee on unused commitments of 0.50% or 0.375%, depending on the consolidated total net leverage ratio (as specified in the LPR Bank Facility). In October 2017, Liberty Puerto Rico borrowed in full the $40 million LPR Revolving Credit Facility under the LPR Bank Facility. In December 2018, the outstanding LPR Revolving Credit Facility balance was repaid in full.

(c)	The LPR First Lien Term Loan and the LPR Second Lien Term Loan credit agreements each have a LIBOR floor of 1.0%.
Financing Transactions
During 2017, Liberty Puerto Rico borrowed an additional $85 million under the existing LPR First Lien Term Loan. The net proceeds were used to prepay $85 million of the outstanding principal amount under the LPR Second Lien Term Loan. The exchange in principal amounts was treated as a non-cash transaction in our consolidated statement of cash flows.
Cabletica Credit Facilities
In October 2018, in connection with the completion of the Cabletica Acquisition, Cabletica entered into certain senior secured credit facilities (the Cabletica Credit Facilities).
The details of our borrowings under the Cabletica Credit Facilities as of December 31, 2018 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal
Cabletica Credit Facilities	Maturity	Interest rate	Borrowing currency		U.S. $ equivalent	Borrowing currency		U.S. $ equivalent	Carrying value (a)
			in millions

Cabletica Term Loan B-1 Facility	(b)	LIBOR + 5.00%		$—	$—		$53.5	$53.5	$51.8
Cabletica Term Loan B-2 Facility	(b)	TBP (c) + 6.00%	CRC	—	—	CRC	43,177.4	71.2	68.9
Cabletica Revolving Credit Facility (d)	October 5, 2023	LIBOR + 4.25%		$15.0	15.0		$—	—	—
					$15.0			$124.7	$120.7

(a)	Amounts are net of deferred financing costs.

(b)
Under the terms of the credit agreement, Cabletica is obligated to repay 50% of the outstanding aggregate principal amounts of the Cabletica Term Loan B-1 Facility and the Cabletica Term Loan B-2 Facility on April 5, 2023, with the remaining respective principal amounts due on October 5, 2023, which represents the ultimate maturity date of the facilities.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(c)	Tasa Básica Pasiva rate.

(d)	The Cabletica Revolving Credit Facility has a fee on unused commitments of 1.70% per year.
Maturities of Debt
Maturities of our debt as of December 31, 2018 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2018 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Consolidated
	in millions
Years ending December 31:
2019	$191.5	$100.7	$—	$—	$292.2
2020	24.1	—	—	—	24.1
2021	124.2	—	—	—	124.2
2022	489.3	101.5	850.0	—	1,440.8
2023	120.5	149.2	92.5	124.7	486.9
Thereafter	3,082.5	1,260.0	—	—	4,342.5
Total debt maturities	4,032.1	1,611.4	942.5	124.7	6,710.7
Premiums, discounts and deferred financing costs, net	(5.4)	(23.3)	(8.8)	(4.0)	(41.5)
Total debt	$4,026.7	$1,588.1	$933.7	$120.7	$6,669.2
Current portion	$192.7	$100.7	$—	$—	$293.4
Noncurrent portion	$3,834.0	$1,487.4	$933.7	$120.7	$6,375.8

(11)	Income Taxes
Period post Split-Off
As further described in note 1, we entered into a Tax Sharing Agreement (as defined in note 13) with Liberty Global that became effective upon consummation of the Split-Off. Pursuant to the Tax Sharing Agreement, tax liabilities and benefits relating to taxable periods before and after the Split-Off will be computed and apportioned between Liberty Latin America and Liberty Global, and responsibility for payment of those tax liabilities (including any taxes attributable to the Split-Off and related internal restructurings) and use of those tax benefits, will be allocated between Liberty Latin America and Liberty Global. Furthermore, the Tax Sharing Agreement sets forth the rights of Liberty Latin America and Liberty Global in respect of the preparation and filing of tax returns, the handling of audits or other tax proceedings and assistance and cooperation and other matters, in each case, for taxable periods ending on or before or that otherwise include the date of the Split-Off.
Periods prior to Split-Off
Prior to the Split-Off, the income taxes of Liberty Latin America were presented on a standalone basis, and each tax paying entity or group within Liberty Latin America was presented on a separate return basis. Liberty Latin America included Liberty Global subsidiaries that were included in combined or consolidated tax returns, including tax returns in the Netherlands (the Dutch Fiscal Unity), the U.K. (the U.K. Tax Group) and the U.S. (the U.S. Tax Group). These tax groups also included Liberty Global subsidiaries that were not included in Liberty Latin America. Certain of the entities included in the Dutch Fiscal Unity, the U.K. Tax Group and the U.S. Tax Group were included in Liberty Latin America. As a result, we recorded related-party tax allocations to recognize changes in the tax attributes of certain entities of Liberty Latin America that were included in the Dutch Fiscal Unity, the U.K. Tax Group or the U.S. Tax Group.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

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
The components of our loss before income taxes are as follows:

	Year ended December 31,
	2018	2017	2016
	in millions

Domestic (a)	$(32.5)	$—	$(234.8)
Foreign (b) (c)	(552.2)	(651.2)	136.7
Total	$(584.7)	$(651.2)	$(98.1)

(a)
During the year ended December 31, 2016, Liberty Latin America is considered a member of Liberty Global, a U.K. entity. During the year ended December 31, 2017, Liberty Latin America is considered a stand-alone entity, which is a Bermuda entity.

(b)
The amount for the year ended December 31, 2018 includes an impairment charge of $608 million at our Panama reporting unit. The amount for the year ended December 31, 2017 includes impairment charges of $211 million, $191 million, $113 million and $97 million at our Puerto Rico, Trinidad and Tobago, British Virgin Islands and Bahamas reporting units, respectively. For additional information regarding asset impairments, see note 9.

(c)
For the year ended December 31, 2018, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Panama, Chile, the U.K., the Netherlands, Barbados and Puerto Rico. For the years ended December 31, 2017 and 2016, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Panama, Chile, the U.K., the Netherlands, Barbados, Puerto Rico, Jamaica, the U.S. and Bahamas.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2018:
Domestic	$—	$—	$—
Foreign (a)	(84.0)	32.9	(51.1)
Total	$(84.0)	$32.9	$(51.1)
Year ended December 31, 2017:
Domestic	$—	$—	$—
Foreign (a)	(282.6)	135.1	(147.5)
Total	$(282.6)	$135.1	$(147.5)
Year ended December 31, 2016:
Domestic	$(3.0)	$(6.4)	$(9.4)
Foreign (a)	(209.4)	(87.1)	(296.5)
Total	$(212.4)	$(93.5)	$(305.9)

(a)
The amounts include (i) during 2018, a $4 million current related-party tax benefit attributable to Liberty Latin America, (ii) during 2017, a $9 million current related-party current tax expense attributable to Liberty Latin America, and (iii) during 2016, a $12 million current related-party current tax benefit attributable to the U.S. Tax Group.

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2018	2017	2016
	in millions

Computed expected tax benefit (a)	$—	$—	$19.6
Permanent differences (b)	(23.3)	(173.4)	(155.8)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	2.4	5.5	(92.0)
Increases in valuation allowances	(23.8)	(59.0)	(27.2)
International rate differences (a) (c)	130.3	116.4	(17.1)
Enacted tax law and rate changes (d) (e) (f) (g) (h) (i)	1.5	83.7	(4.5)
Effect of non-deductible goodwill impairments	(157.0)	(101.9)	—
Other, net	18.8	(18.8)	(28.9)
Total income tax expense	$(51.1)	$(147.5)	$(305.9)

(a)
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where the company is exempt from income taxes on ordinary income and capital gains, and therefore has a “statutory” or “expected” tax rate of 0% in 2018 and 2017. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable rates, resulting in “international rate differences,” as shown in the table above that reflect the computed tax benefit (expense) of pre-tax book income (loss) in the respective taxable jurisdiction. During 2016, the statutory or “expected” tax rate was the U.K. tax rate of 20% to align with the organizational structure of the Company during that year.

(b)
Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as Caricom treaty income, limitations on deductible management fees, or executive compensation, among others.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(c)
The 2018 corporate tax rates applicable to our primary tax jurisdictions are as follows: Chile, 27%; Puerto Rico, 39%; the U.K., 19%; Barbados, 0.25%, 2.5% or 30%; the Netherlands, 25%; and Panama, 25%. The corporate tax rates applicable to our Barbados operations vary, as we have operations that represent different types of business entities and, accordingly, calculate tax at 0.25%, 2.5% or 30%.

(d)
During 2018, legislation was enacted that changed the income tax rate in Barbados from 25.0% to 30.0% on Regular Barbados Companies. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the fourth quarter of 2018 when the change in law was enacted.

(e)
On December 10, 2018, legislation was enacted that changed the total corporate income tax rate in Puerto Rico from 39.0% to 37.5%, for tax years beginning after December 31, 2018. Substantially all of the impact of this rate change on our deferred balances was recorded during the fourth quarter of 2018 when the change in law was enacted.

(f)
On January 1, 2017, legislation was enacted that changed the income tax rate in Trinidad and Tobago from 25.0% to 30.0%. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the first quarter of 2017 when the change in tax law was enacted.

(g)
On December 22, 2017, the Tax Cuts and Jobs Act legislation was enacted in the U.S., which permanently reduced the corporate income tax rate to 21.0% (effective January 1, 2018), among other corporate income tax changes. Substantially all of the impact of this rate change on our U.S. deferred tax balances was recorded during the fourth quarter of 2017 when the change in tax law was enacted.

(h)
During the third quarter of 2016, the U.K. enacted legislation that will reduce the corporate income tax rate in April 2020 from 18.0% to 17.0%. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the third quarter of 2016.

(i)
The corporate tax rate applicable to our Chilean operations increased from 22.5% in 2015 to 24.0% in 2016, and to 25.5% in 2017. In 2018 and future years, the tax rate will be 27.0%. As of 2017, the 35.0% withholding tax applicable to payments made by our Chilean operations to non-resident shareholders will be based only on actual distributions to shareholders and only 65.0% of the actual corporate tax paid by our Chilean operations will be available to be used as a credit against this withholding tax. In the case of shareholders resident in countries that have tax treaties in force with Chile, there will be a full credit for the corporate tax paid.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
	in millions

Deferred tax assets	$144.7	$138.0
Deferred tax liabilities	(543.0)	(533.4)
Net deferred tax liability	$(398.3)	$(395.4)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
	in millions
Deferred tax assets:
Net operating losses, credits and other carryforwards	$1,388.2	$1,320.8
Deferred revenue	2.0	11.6
Unrealized gains and losses	68.8	83.7
Accrued expenses	68.6	76.4
Other future deductible amounts	3.7	1.6
Deferred tax assets	1,531.3	1,494.1
Valuation allowance	(1,308.9)	(1,282.2)
Deferred tax assets, net of valuation allowance	222.4	211.9
Deferred tax liabilities:
Investments	(231.6)	(217.7)
Intangible assets	(197.5)	(198.5)
Property and equipment, net	(173.5)	(166.9)
Un-remitted foreign earnings	(18.1)	(16.1)
Other future taxable amounts	—	(8.1)
Deferred tax liabilities	(620.7)	(607.3)
Net deferred tax liability	$(398.3)	$(395.4)

The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2018	2017	2016
	in millions

Balance at beginning of period	$1,282.2	$1,328.4	$70.1
Net tax expense related to operations	23.8	59.0	27.2
Translation adjustments	2.9	26.1	(238.0)
Business acquisitions and other	—	(131.3)	1,469.1
Balance at end of period	$1,308.9	$1,282.2	$1,328.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards and related tax assets at December 31, 2018 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,732.9	$804.6	Indefinite
Amount attributable to net operating losses	1,391.1	236.5	Indefinite
Barbados	1,075.9	51.3	2019 - 2025
Jamaica	447.5	148.0	Indefinite
U.S.	154.5	37.8	2028 - 2038
Puerto Rico	31.5	11.8	2025 - 2028
Chile	23.2	6.3	Indefinite
Other	220.8	54.9	Various
Total	$8,077.4	$1,351.2

As of December 31, 2018, a valuation allowance of $1,280 million has been recorded on the net operating loss carryforwards where we do not expect to generate future taxable income or where certain losses may be limited in use due to change in control or same-business tests.

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

In 2018 and 2017, we have foreign tax credit carryforwards of $25 million and $8 million, respectively, which are available in the U.S., but are subject to a full valuation allowance. Substantially all credits not utilized will expire at the end of 2027. Other credit carry forwards at the end of 2018 and 2017, in the amounts of $12 million and $7 million, respectively, predominantly represent alternative minimum tax credits attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration.

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

In general, tax returns filed by, or that include, entities comprising Liberty Latin America for years prior to 2009 are no longer subject to examination by tax authorities. We are currently undergoing income tax audits in Chile, Panama, Trinidad and Tobago and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. At VTR, we have received adjustments from the Chilean tax authorities for the tax years 2011 through 2017, which are in dispute and have been appealed.

The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2018	2017	2016
	in millions

Balance at January 1	$264.5	$182.3	$3.6
Additions for tax positions of prior years	26.2	67.6	136.4
Effects of business acquisitions	—	—	38.0
Additions based on tax positions related to the current year	29.6	24.0	10.0
Lapse of statute of limitations	(10.7)	(5.9)	(6.0)
Foreign currency translation	(29.9)	17.8	1.1
Decrease for settlement with tax authorities	—	(1.0)	—
Reductions for tax positions of prior years	(30.7)	(20.3)	(0.8)
Balance at December 31	$249.0	$264.5	$182.3

No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.

As of December 31, 2018, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.

During 2019, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2018. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2019. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2019.

During 2018, 2017 and 2016, our income tax expense includes interest expense of $8 million, $22 million, and $15 million, respectively, representing the net accrual of interest and penalties incurred during the period. Our other long-term liabilities include accrued interest and penalties of $48 million and $41 million at December 31, 2018 and 2017, respectively.

(12)	Equity
Share Capital. In connection with the Split-Off, we issued 48,428,841, 1,940,193 and 120,843,539 shares of Class A, Class B and Class C common stock, respectively. As a result, the accumulated net contributions balance as of December 29, 2017 was reclassified to additional paid-in capital and reflected as a change in capitalization in connection with the Split-Off in our consolidated statement of equity.
A summary of the changes in our share capital during 2018 is set forth in the table below:

	Class A	Class B	Class C

Balance at January 1, 2018	48,428,841	1,940,193	120,843,539
LPR NCI Acquisition	—	—	9,500,000
Issued in connection with share-based compensation plans	68,718	—	153,629
Issued in connection with 401(k) company match	—	—	28,990
Conversions	4,244	(4,244)	—
Balance at December 31, 2018	48,501,803	1,935,949	130,526,158

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Voting rights. Holders of Class A common shares and Class B common shares vote together as a single class on all matters submitted to a vote of Liberty Latin America’s shareholders. The holders of Class A common shares have one vote per share; the holders of Class B common shares have 10 votes per share; and the holders of Class C common shares generally have no votes per share. In the event a right to vote is required under applicable law, holders of Class C common shares will vote as a single class with the holders of Class A common shares and Class B common shares and will be entitled to 1/100 of a vote on such matter for each Class C common share. Each Class B common share is convertible at the option of the holder for one Class A common share.
C&W Jamaica NCI Acquisition
During 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3% by acquiring 1,727,047,174 of the issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD $1.45 per share or JMD $2,504 million ($20 million at the transaction dates) of paid consideration.
LPR NCI Acquisition
On October 17, 2018, we acquired the remaining 40.0% partnership interests in Liberty Puerto Rico from Searchlight Capital Partners, L.P. (Searchlight) in exchange for 9,500,000 unregistered Liberty Latin America Class C common shares (the LPR NCI Acquisition). In connection with the LPR NCI Acquisition (i) we entered into a registration rights agreement with Searchlight related to the Class C common shares and (ii) Searchlight is subject to certain restrictions regarding the transfer of the shares issued in the transaction for a period of up to two years.
LPR Equity Commitment
In December 2017, and in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by hurricanes during September 2017, the LPR Credit Agreements were amended to provide for, among other things, the LPR Equity Commitment from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund potential liquidity shortfalls. During 2018, prior to the LPR NCI Acquisition, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from investment funds affiliated with Searchlight. The capital contributions from Searchlight are included in our consolidated statement of equity as an increase to noncontrolling interests.
C&W Barbados NCI Acquisition
Effective September 1, 2017, we increased our ownership in C&W Barbados from 81.1% to 100% by acquiring all of the issued and outstanding common shares of C&W Barbados that we did not already own for Barbadian dollars (Bds) of Bds $2.86 per share (the C&W Barbados NCI Acquisition). As of December 31, 2018, Bds $67 million ($34 million) of the consideration was paid, including Bds $2 million ($1 million) in transaction fees, and the remaining Bds $12 million ($6 million) was recorded as a liability in our consolidated balance sheet.
Distributions to Liberty Global
During 2017 (for the period prior to the Split-Off) and 2016, we made capital distributions of $53 million and $21 million, respectively, to reimburse Liberty Global for LiLAC Shares it repurchased pursuant to its then share repurchase program with respect to LiLAC Shares.

(13)	Related-party Transactions
Prior to the consummation of the Split-Off, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon completion of the Split-Off, these amounts were replaced by fees pursuant to the Split-Off Agreements, as further described below.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following table provides details of our significant related-party balances:

	December 31,
	2018	2017
	in millions

Other current assets (a)	$3.2	$4.2

Current liabilities:
Accounts payable (b)	$7.0	$0.4
Other accrued and current liabilities (c)	3.5	1.0
Total current liabilities	$10.5	$1.4

(a)	Represents non-interest bearing receivables due from certain Liberty Global subsidiaries.

(b)	Represents non-interest bearing payables to certain Liberty Global subsidiaries, including with respect to capital assets as further discussed below.

(c)	Represents other accrued and current liabilities to certain Liberty Global subsidiaries.
Related-Party Transactions After the Split-Off

Split-Off Agreements
In connection with the Split-Off, Liberty Latin America, Liberty Global and/or certain of their respective subsidiaries entered into the Split-Off Agreements. During 2018, we incurred $11 million of expenses and acquired $19 million of capital assets associated with the Split-Off Agreements, all of which are cash settled. The following summarizes the material agreements:

•
a reorganization agreement, (the Reorganization Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off , certain conditions to the Split-Off and provisions governing the relationship between Liberty Global and Liberty Latin America with respect to and resulting from the Split-Off;

•
a services agreement (the Services Agreement), pursuant to which, for up to two years following the Split-Off with the option to renew for a one-year period, Liberty Global will provide Liberty Latin America with specified services, including certain technical and information technology services (including software development services associated with the Connect Box and the Horizon platform, management information systems, hardware, data storage, and network and telecommunications services), access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, and other services to support Liberty Latin America’s legal, tax, accounting and finance departments;

•
a sublease agreement (the Sublease Agreement), pursuant to which Liberty Latin America will sublease office space from Liberty Global in Denver, Colorado until May 31, 2031, subject to customary termination and notice provisions;

•
a facilities sharing agreement (the Facilities Sharing Agreement), pursuant to which, for as long as the Sublease Agreement remains in effect, Liberty Latin America will pay a fee for the usage of certain facilities at the office space in Denver, Colorado; and

•
a tax sharing agreement (the Tax Sharing Agreement), which governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. For additional information, see note 11.

Other Transactions

During 2018, we purchased an aircraft from a subsidiary of Liberty Global for $8 million, which is included in property and equipment, net, in our consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Our related-party transactions prior to the Split-Off are as follows:

	Year ended December 31,
	2017	2016
	in millions

Revenue	$4.0	$6.5
Allocated share-based compensation expense	(12.5)	(8.7)
Charges from Liberty Global	(12.0)	(8.5)
Included in operating income (loss)	(20.5)	(10.7)
Interest income	1.5	4.2
Allocated tax benefit (expense)	(9.4)	12.0
Included in net loss	$(28.4)	$5.5

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
Allocated share-based compensation expense. Amounts represent share-based compensation that Liberty Global allocated to us with respect to share-based incentive awards held by our employees. For additional information, see note 16.

Charges from Liberty Global. Following the LiLAC Transaction, Liberty Global began to allocate to us a portion of the costs of their corporate functions, excluding share-based compensation expense, based primarily on the estimated percentage of time spent by corporate personnel providing services to us. For 2017 and 2016, the annual allocation was $12 million and $9 million, respectively. The allocated costs, which were cash settled, are included in SG&A expense in our consolidated statements of operations. Although we believe the allocated costs are reasonable, no assurance can be given that such costs are reflective of the costs we would have incurred as a standalone company. Upon consummation of the Split-Off, we are no longer allocated costs by Liberty Global, but instead incur charges prospectively under certain of the Split-Off Agreements, as described above.
Interest income. Amounts include interest income on C&W’s related-party loans receivable from New Cayman, which bore interest at 8.0% per annum. On April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities, at which time these loans receivable were settled in exchange for the equity of the Carve-out Entities. Related-party interest income is included in other income (expense), net, in our consolidated statements of operations. For additional information regarding the Carve-out Entities, see note 4.
Tax allocations. Amounts represent related-party income tax allocations recognized prior to the Split-Off, as further described in note 11. See above and note 11 for additional information regarding the Tax Sharing Agreement with Liberty Global that became effective upon the consummation of the Split-Off.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(14)	Restructuring Liabilities
A summary of changes in our restructuring liabilities during 2018 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$6.2	$25.4	$31.6
Restructuring charges	25.6	8.8	34.4
Cash paid	(24.3)	(13.5)	(37.8)
Foreign currency translation adjustments and other	0.1	(2.7)	(2.6)
Restructuring liability as of December 31, 2018	$7.6	$18.0	$25.6

Current portion	$7.6	$10.4	$18.0
Noncurrent portion	—	7.6	7.6
Total	$7.6	$18.0	$25.6

Our restructuring charges during 2018 primarily relate to (i) employee severance and termination costs primarily associated with reorganization programs at C&W of $15 million and (ii) $6 million of contract termination costs at VTR.
In addition to the restructuring charges set forth in the table above, we also incurred $9 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability. For additional information, see note 15.

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

Our restructuring charges during 2017 primarily include (i) employee severance and termination costs associated with certain reorganization and integration activities of $23 million and $10 million at C&W and VTR, respectively, and (ii) contract termination costs of $6 million at VTR.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

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

Our restructuring charges during 2016 primarily include (i) employee severance and termination of $12 million at VTR related to certain reorganization and integration activities, and (ii) contract termination costs of $12 million and $6 million at Liberty Puerto Rico and VTR, respectively.

(15)	Defined Benefit Plans
C&W maintains various funded defined benefit plans for its employees, including (i) the Cable & Wireless Superannuation Fund (CWSF), which is C&W’s largest defined benefit plan, and (ii) plans in Jamaica, Barbados and the Bahamas. A significant portion of these defined benefit plans are closed to new entrants, and existing participants do not accrue any additional benefits.
C&W also operates unfunded defined benefit arrangements in the U.K., which are governed by individual trust deeds. One arrangement incorporates a covenant requiring C&W to hold security against the value of the liabilities. The security is in the form of U.K. Government Gilts, which are included in other assets, net, in our consolidated balance sheets. At December 31, 2018 and 2017, the carrying value of our investment in the U.K. Government Gilts was $35 million and $37 million, respectively.
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
•maximize the total returns on plan assets subject to prudent risk taking; and
•preserve or improve the funded status of the trusts over time.
The weighted average assumptions used in determining our benefit obligations and net periodic pension cost are as follows:

	December 31,
	2018	2017

Expected rate of salary increase	0.7%	0.6%
Discount rate	3.6%	3.0%
Discount rate – CWSF uninsured liability	2.8%	2.4%
Return on plan assets	3.6%	3.2%
Retail price index inflation rate	3.5%	3.7%
Consumer price index inflation rate	2.2%	2.2%

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The present value of the CWSF vested benefit obligations has been calculated as of December 31, 2018. Assumptions used are best estimates from a range of possible actuarial assumptions, which may not necessarily be borne out in practice. The assumptions related to mortality rates for the CWSF and U.K. unfunded plans are based upon the second series of Self-Administered Pension Scheme and the actual experience of the plan participants and dependents. In addition, allowance was made for future mortality improvements in line with the 2017 Continuous Mortality Investigation core projections with a long-term rate of improvement of 1.25% per annum. Based on these assumptions, the life expectancies of participants aged 60 are as follows:

	December 31,
	2018	2028	2038
	years

Male participants and dependents	28	29	29
Female participants and dependents	28	29	30

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
At December 31, 2018, the above risks have been mitigated for approximately 66% of the CWSF’s liabilities and 64% of the Jamaican plan’s liabilities through the purchase of insurance policies, the payments from which exactly match the corresponding obligations to employees. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Sensitivity analysis
The following table summarizes (i) the impact a 1.0% increase or decrease in the applicable actuarial assumed rate would have on the valuation of our pension plans and (ii) the impact of plan participants living, on average, one year longer or one year less than assumed would have on the valuation of the CWSF:

	Increase	Decrease
	in millions
CWSF and U.K. unfunded arrangements
Discount rate:
Effect on defined benefit obligation	$(191)	$238
Effect on defined benefit obligation, net of annuity insurance policies	$(89)	$116
Inflation (and related increases):
Effect on defined benefit obligation	$134	$(128)
Effect on defined benefit obligation, net of annuity insurance policies	$70	$(65)
Life expectancy:
Effect on defined benefit obligation	$76	$(75)
Effect on defined benefit obligation, net of annuity insurance policies	$20	$(19)
Other plans
Effect on defined benefit obligation:
Discount rate	$(47)	$57
Life expectancy	$7	$(7)

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following tables summarize the activities of the C&W pension plans for 2018, 2017 and the period from the date of the C&W Acquisition (May 16, 2016) to December 31, 2016, as applicable.
The following is a summary of the funded status of our defined benefit plans:

	December 31,
	2018	2017
	in millions

Projected benefit obligation at beginning of period	$2,020.0	$1,944.0
Bahamas plan adjustment (a)	328.4	—
Service cost	6.3	1.2
Prior service cost (b)	16.4	—
Contributions by plan participants	1.3	1.2
Interest cost	69.1	58.8
Actuarial gain	(123.6)	(47.2)
Benefits paid	(124.3)	(103.1)
Other	6.4	0.3
Effect of changes in foreign currency exchange rates	(103.3)	164.8
Projected benefit obligation at end of period	$2,096.7	$2,020.0

Accumulated benefit obligation at end of period	$2,084.1	$2,016.3

Fair value of plan assets at beginning of period	$2,118.7	$1,909.1
Bahamas plan adjustment (a)	152.3	—
Actual return on plan assets	24.2	13.8
Contributions by employer	7.0	130.0
Contributions by plan participants	1.3	1.2
Benefits paid	(124.3)	(103.1)
Other	0.2	0.3
Effect of changes in foreign currency exchange rates	(111.3)	167.4
Fair value of plan assets at end of period	$2,068.1	$2,118.7
Net pension asset (liability)	$(28.6)	$98.7

(a)
During 2018, C&W recognized a net pension liability that is largely indemnified by a government entity. At December 31, 2018, the indemnification asset balance was $132 million, which is included in other assets, net, in our consolidated balance sheet.

(b)	Amount relates to an allowance recorded during 2018 in connection with expected costs associated with guaranteed minimum pension inequalities in the CWSF.
Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2018	2017
	in millions

Noncurrent assets	$177.3	$143.9
Noncurrent liabilities	(205.9)	(45.2)
	$(28.6)	$98.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The asset allocation by asset category, asset mix and fair value hierarchy level (as further described in note 6) of our defined benefit plan assets are as follows:

	Asset mix (a)	December 31, 2018
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	17.9	$369.7	$207.8	$161.9	$—
Bonds (b)	25.1	518.9	504.6	14.3	—
Insurance annuity contracts (c)	54.1	1,119.3	—	91.0	1,028.3
Real estate	1.3	26.0	9.9	1.2	14.9
Private equity	0.4	9.7	—	—	9.7
Cash	1.2	24.5	24.5	—	—
Total	100.0	$2,068.1	$746.8	$268.4	$1,052.9

	Asset mix (a)	December 31, 2017
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	27.0	$572.8	$347.5	$225.3	$—
Bonds (b)	8.4	177.2	175.1	2.1	—
Insurance annuity contracts (c)	59.2	1,255.3	—	107.5	1,147.8
Real estate	1.3	26.5	13.9	0.9	11.7
Private equity	0.6	11.9	—	—	11.9
Other	0.7	15.2	10.8	4.4	—
Cash	2.8	59.8	59.8	—	—
Total	100.0	$2,118.7	$607.1	$340.2	$1,171.4

(a)
We review the asset allocations within the respective portfolios on a regular basis. Generally, the plans do not have explicit asset mix targets other than for the equity securities and bond portfolios within the CWSF on a consolidated basis. The asset mix is primarily subject to, among other considerations, a de-risking plan related to the CWSF.

(b)	Amounts primarily include (i) fixed-interest and index-linked U.K. Government Gilts held by the CWSF and (ii) bonds held by the Bahamas and Jamaica plans.

(c)
The trustees of the CWSF and Jamaica plan have each purchased annuity policies pursuant to which the insurer assumed responsibility for the benefits payable to certain participants of the CWSF and Jamaica plan. At December 31, 2018 and 2017, approximately 66% of the liabilities in the CWSF and 64% and 69%, respectively, of the liabilities in the Jamaica plan are matched by related annuity policy assets, which reduces our funding risk for these plans.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

A reconciliation of the beginning and ending balances of our plan assets measured at fair value using Level 3 inputs is as follows:

	December 31,
	2018	2017
	in millions

Balance at beginning of year	$1,171.4	$1,042.6
Gains (losses) relating to assets still held at year-end	10.4	(9.0)
Purchases, sales and settlements of investments, net	(64.4)	38.0
Foreign currency translation adjustments	(64.5)	99.8
Balance at end of year	$1,052.9	$1,171.4

The components of net periodic pension benefit recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2018	2017	2016
	in millions

Included in operating income – service costs	$3.7	$1.2	$0.9

Other income (expense), net:
Interest costs	64.5	58.8	42.9
Expected return on plan assets	(74.8)	(73.0)	(46.7)
Other	(1.9)	(0.3)	—
	(12.2)	(14.5)	(3.8)
Total net periodic pension benefit	$(8.5)	$(13.3)	$(2.9)

The net actuarial loss recognized in accumulated other comprehensive earnings (loss) during each period and not yet recognized as a component of net period benefit cost at each period end is as follows:

	Year ended December 31,
	2018	2017	2016
	in millions

Balance at beginning of year	$(19.8)	$(9.7)	$—
Actuarial gain (loss) on projected benefit obligation	81.9	47.2	(213.0)
Actuarial gain (loss) on plan assets (a)	(51.1)	(59.2)	202.9
Foreign currency translation adjustments and other	(0.3)	1.9	0.4
Balance at end of year	$10.7	$(19.8)	$(9.7)

(a)	Represents the actual less expected return on plan assets.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Based on December 31, 2018 exchange rates, the benefits that we currently expect to pay during the next five years and in the aggregate for the five years thereafter with respect to our defined benefit plans are as follows (in millions):

Year ending December 31:
2019	$102.9
2020	103.8
2021	105.9
2022	107.7
2023	111.4
2024 – 2028	564.7

Other
The C&W Acquisition constituted a “change of control” under a contingent funding agreement between C&W and the trustee of the CWSF (the Contingent Funding Agreement). Under the terms of the Contingent Funding Agreement, the change in control provided the trustee of the CWSF with the right to satisfy certain funding requirements of the CWSF through the utilization of letters of credit aggregating £100 million that were put in place in connection with the Columbus Acquisition. On June 26, 2017, the trustee of the CWSF elected to utilize the funding right under these letters of credit and, accordingly, C&W contributed £100 million ($130 million at the applicable rate) to the CWSF on July 3, 2017, comprising $80 million (equivalent) of existing cash and $50 million of borrowings under the C&W Revolving Credit Facility, which was repaid during 2018.
Taking into account the aforementioned £100 million contribution and based on the triennial valuation that was completed in July 2017, no funding deficit exists with respect to the CWSF. As a result, we do not expect to make material contributions to the CWSF through April 2019.
Based on December 31, 2018 foreign exchange rates and information available as of that date, we expect contributions of $9 million in aggregate to our defined benefit plans in 2019.

(16)	Share-based Compensation
Our share-based compensation expense includes (i) amounts related to share-based incentive awards held by our employees and employees of our subsidiaries, (ii) amounts allocated from Liberty Global to Liberty Latin America prior to the Split-Off related to share-based incentive awards held by our employees, as further discussed below, and (iii) amounts related to share-based incentive awards issued under plans that have expired at VTR and Liberty Puerto Rico. Amounts allocated from Liberty Global to Liberty Latin America relate to share-based incentive awards held by our employees prior to the Split-Off associated with both LiLAC Shares and Liberty Global Shares, and are reflected as an increase (decrease) to accumulated net contributions (distributions) in our consolidated statements of equity. As discussed below, in conjunction with the Split-Off, LiLAC Shares previously issued to our employees were replaced with Liberty Latin America based awards. Following the Split-Off, Liberty Global no longer allocates share-based compensation expense to our company. The following table summarizes our share-based compensation expense:

	Year ended December 31,
	2018	2017	2016
	in millions
Included in:
Other operating expense	$0.6	$0.5	$1.4
SG&A expense	39.2	13.7	14.0
Total	$39.8	$14.2	$15.4

As of December 31, 2018, we have $67 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 2.3 years.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes certain information related to the share-based incentive awards granted and exercised during the year ended December 31, 2018:

Assumptions used to estimate fair value of SARs granted:
Risk-free interest rate	2.24 - 3.05%
Expected life	4.6 - 7.0 years
Expected volatility	29.8 - 38.2%
Expected dividend yield	none
Weighted average grant-date fair value per share of awards granted:
SARs	$7.05
RSUs	$18.41
PSUs	$19.49
Total intrinsic value of SARs exercised (in millions)	$—
Income tax benefit related to share-based compensation (in millions)	$6.2

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
Liberty Latin America Ltd. Transitional Share Conversion Plan
In connection with the Split-Off, share-based incentive awards with respect to LiLAC Shares outstanding as of December 29, 2017 (the Original Awards) were cancelled and replaced with corresponding share-based incentive awards with respect to Liberty Latin America Shares, pursuant to the Liberty Latin America Ltd. Transitional Share Conversion Plan (the Transition Plan). Specifically, each option, SAR, RSU and PSU outstanding as of the Split-Off Distribution Date was cancelled and replaced with the same number of corresponding Liberty Latin America awards (the Replacement Awards). We did not recognize any incremental share-based compensation expense associated with these modifications, as we determined that the incremental value was immaterial. For PSUs outstanding under the Transition Plan, Liberty Latin America’s compensation committee will determine and approve the number of PSUs earned by each participant based upon the three-year performance period ending December 31, 2018. The percentage of the PSUs that has been earned by participants has not been finalized. The earned PSUs will vest 50% on each of April 1 and October 1 of 2019.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Share-based Incentive Awards
The following tables summarize the share-based incentive award activity during 2018 with respect to Liberty Latin America awards held by our employees.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares			in years	in millions
Outstanding at January 1, 2018	1,001,578	$27.95
Granted	1,699,375	$19.90
Forfeited	(162,378)	$24.70
Exercised	(2,242)	$21.43
Outstanding at December 31, 2018	2,536,333	$22.77	5.6	$—
Exercisable at December 31, 2018	595,605	$27.93	4.6	$—

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares			in years	in millions
Outstanding at January 1, 2018	2,068,399	$28.36
Granted	3,404,213	$19.64
Forfeited	(333,560)	$24.81
Exercised	(2,102)	$21.84
Outstanding at December 31, 2018	5,136,950	$22.82	5.6	$—
Exercisable at December 31, 2018	1,255,784	$28.24	4.4	$—

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares			in years
Outstanding at January 1, 2018	152,606	$29.40
Granted	145,870	$18.66
Forfeited	(21,935)	$24.86
Released from restrictions	(76,547)	$29.71
Outstanding at December 31, 2018	199,994	$21.94	2.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares			in years
Outstanding at January 1, 2018	314,521	$30.39
Granted	291,740	$18.28
Forfeited	(43,952)	$25.00
Released from restrictions	(162,562)	$31.08
Outstanding at December 31, 2018	399,747	$21.86	2.5

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class A shares			in years
Outstanding at January 1, 2018	173,219	$22.83
Granted	362,351	$19.61
Forfeited	(29,848)	$20.90
Outstanding at December 31, 2018	505,722	$20.63	1.4

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class C shares			in years
Outstanding at January 1, 2018	346,443	$23.15
Granted	724,704	$19.77
Forfeited	(59,696)	$21.27
Outstanding at December 31, 2018	1,011,451	$20.84	1.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The following tables summarize the share-based incentive awards related to Liberty Global Shares held by employees of Liberty Latin America as of December 31, 2018:

	Number of shares	Weighted average base price	Weighted average remaining contractual term
Share-based incentive award type			in years
SARs:
Liberty Global Class A ordinary shares:
Outstanding	1,198,985	$32.74	2.9
Exercisable	1,017,362	$32.26	2.6
Liberty Global Class C ordinary shares:
Outstanding	2,819,203	$30.54	2.7
Exercisable	2,455,257	$29.98	2.4

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
Share-based incentive award type			in years
RSUs outstanding:
Liberty Global Class A ordinary shares	9,426	$36.73	1.4
Liberty Global Class C ordinary shares	18,882	$39.61	1.4
PSUs outstanding:
Liberty Global Class A ordinary shares	172,429	$30.29	0.8
Liberty Global Class C ordinary shares	345,210	$33.05	0.8

(17)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive earnings (loss)	Non-controlling interests	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at January 1, 2016	$52.8	$1.5	$54.3	$—	$54.3
Other comprehensive loss	(58.0)	(13.0)	(71.0)	(0.9)	(71.9)
Balance at December 31, 2016	(5.2)	(11.5)	(16.7)	(0.9)	(17.6)
Other comprehensive loss	(37.2)	(10.3)	(47.5)	0.9	(46.6)
Balance at December 31, 2017	(42.4)	(21.8)	(64.2)	—	(64.2)
Other comprehensive earnings	5.6	35.1	40.7	(1.3)	39.4
Impact of the C&W Jamaica NCI Acquisition	7.0	0.2	7.2	(7.2)	—
Balance at December 31, 2018	$(29.8)	$13.5	$(16.3)	$(8.5)	$(24.8)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive loss. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2018:
Foreign currency translation adjustments	$2.7	$—	$2.7
Pension-related adjustments and other	37.9	(1.2)	36.7
Other comprehensive earnings	40.6	(1.2)	39.4
Other comprehensive loss attributable to noncontrolling interests (a)	1.3	—	1.3
Other comprehensive earnings attributable to Liberty Latin America shareholders	$41.9	$(1.2)	$40.7

Year ended December 31, 2017:
Foreign currency translation adjustments	$(35.6)	$—	$(35.6)
Pension-related adjustments and other	(12.1)	1.1	(11.0)
Other comprehensive loss	(47.7)	1.1	(46.6)
Other comprehensive earnings attributable to noncontrolling interests (a)	(0.9)	—	(0.9)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.6)	$1.1	$(47.5)

Year ended December 31, 2016:
Foreign currency translation adjustments	$(58.7)	$—	$(58.7)
Pension-related adjustments and other	(13.4)	0.2	(13.2)
Other comprehensive loss	(72.1)	0.2	(71.9)
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	—	0.9
Other comprehensive loss attributable to Liberty Latin America shareholders	$(71.2)	$0.2	$(71.0)

(a)	Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments and pension-related adjustments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(18)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2018:

	Payments due during:
	2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Programming commitments	$70.5	$26.7	$18.9	$1.9	$1.3	$0.6	$119.9
Network and connectivity commitments	87.7	45.8	36.5	14.4	13.9	22.0	220.3
Purchase commitments	105.9	39.3	13.3	1.0	0.5	—	160.0
Operating leases	40.4	34.5	27.8	22.7	17.2	34.5	177.1
Other commitments (a)	9.9	4.3	2.5	1.6	1.3	9.3	28.9
Total (b)	$314.4	$150.6	$99.0	$41.6	$34.2	$66.4	$706.2

(a)	Amounts include certain commitments under the Sublease Agreement and the Facilities Sharing Agreement as further described in note 13.

(b)	The commitments included in this table do not reflect any liabilities that are included in our December 31, 2018 consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $400 million, $388 million and $345 million during 2018, 2017 and 2016, respectively.
Network and connectivity commitments include (i) VTR’s domestic network service agreements with certain other telecommunications companies and (ii) VTR’s mobile virtual network operator (MVNO) agreement. The amounts reflected in the above table with respect to our MVNO commitment represent fixed minimum amounts payable under this agreement and, therefore, may be significantly less than the actual amounts VTR ultimately pays in these periods.
Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.
Operating leases consist of property leases for mobile tower locations that generally have initial non-cancellable terms of five or ten years with one or more renewal options and also include non-cancellable lease commitments for (i) retail stores, offices and facilities, (ii) other network assets and (iii) other equipment. Rental expense under operating lease arrangements amounted to $48 million, $49 million and $45 million during 2018, 2017 and 2016, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2018, 2017 and 2016, see note 5. For information concerning our defined benefit plans, see note 15.
We have established various defined contribution benefit plans for our employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $10 million, $12 million and $6 million during 2018, 2017 and 2016, respectively.
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

Legal and Regulatory Proceedings and Other Contingencies
Liberty Puerto Rico Matter. In November 2012, Liberty Puerto Rico acquired San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico became a party to certain claims previously asserted by the incumbent telephone operator (PRTC) against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). In July 2016, the judge presiding over the PRTC Claim granted OneLink summary judgment that dismissed the PRTC Claim in its entirety. Accordingly, we released our previously-recorded provision and related indemnification asset associated with the PRTC Claim, resulting in a $5 million reduction to our SG&A expenses during the third quarter of 2016. In December 2016, we received $8 million related to the reimbursement of legal fees we incurred in connection with the PRTC Claim, resulting in a reduction to our SG&A expenses during the fourth quarter of 2016 and the release of the former owners of OneLink from their obligations under the indemnification agreement entered into in connection with the OneLink Acquisition.
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

(19)	Segment Reporting
We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets. We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures, such as subscriber growth.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income (loss) before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. As further described in note 2, effective January 1, 2018, we adopted ASU 2017-07, which resulted in the reclassification of certain pension-related credits from SG&A to non-operating income (expense) in our consolidated statements of operations. As a result of the adoption, we have presented pension-related credits in other income (expense), net, in our consolidated statements of operations that aggregated $12 million, $15 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, our reportable segments are as follows:
•C&W
•VTR/Cabletica
•Liberty Puerto Rico
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) 18 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over its subsea and terrestrial networks that connect over 40 markets in that region. Our corporate category includes our corporate operations.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control certain subsidiaries of C&W that are not wholly owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. As further described in note 12, on October 17, 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W, and prior to October 17, 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Revenue
	Year ended December 31,
	2018	2017	2016
	in millions

C&W (a)	$2,333.1	$2,322.1	$1,444.8
VTR/Cabletica (b)	1,043.7	952.9	859.5
Liberty Puerto Rico	335.6	320.5	420.8
Intersegment eliminations	(6.7)	(5.5)	(1.3)
Total	$3,705.7	$3,590.0	$2,723.8

(a)	The amounts presented for 2016 exclude the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

(b)	The amounts presented exclude the pre-acquisition revenue of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

	Adjusted OIBDA
	Year ended December 31,
	2018	2017	2016
	in millions

C&W (a)	$915.7	$861.8	$538.1
VTR/Cabletica (b)	421.1	383.3	339.3
Liberty Puerto Rico	195.8	132.6	211.8
Corporate	(46.1)	(25.1)	(17.4)
Total	$1,486.5	$1,352.6	$1,071.8

(a)	The amounts presented for 2016 exclude the pre-acquisition Adjusted OIBDA of C&W, which was acquired on May 16, 2016.

(b)	The amounts presented exclude the pre-acquisition Adjusted OIBDA of Cabletica, which was acquired on October 1, 2018.
The following table provides a reconciliation of total Adjusted OIBDA to loss before income taxes:

	Year ended December 31,
	2018	2017	2016
	in millions

Total Adjusted OIBDA	$1,486.5	$1,352.6	$1,071.8
Share-based compensation expense	(39.8)	(14.2)	(15.4)
Depreciation and amortization	(829.8)	(793.7)	(587.3)
Impairment, restructuring and other operating items, net	(640.5)	(707.6)	(153.8)
Operating income (loss)	(23.6)	(162.9)	315.3
Interest expense	(443.7)	(381.8)	(314.4)
Realized and unrealized gains (losses) on derivative instruments, net	94.8	(170.1)	(225.9)
Foreign currency transaction gains (losses), net	(180.0)	94.4	110.1
Gains (losses) on debt modification and extinguishment, net	(32.1)	(51.8)	0.9
Other income (expense), net	(0.1)	21.0	15.9
Loss before income taxes	$(584.7)	$(651.2)	$(98.1)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 9.

	Year ended December 31,
	2018	2017	2016
	in millions

C&W (a)	$378.7	$431.8	$282.6
VTR/Cabletica (b)	214.7	212.7	194.6
Liberty Puerto Rico	161.9	132.2	91.0
Corporate	16.1	—	—
Total property and equipment additions	771.4	776.7	568.2
Assets acquired under capital-related vendor financing arrangements	(53.9)	(54.9)	(45.5)
Assets acquired under capital leases	(3.9)	(4.2)	(7.4)
Changes in current liabilities related to capital expenditures	62.8	(78.3)	(24.9)
Total capital expenditures	$776.4	$639.3	$490.4

(a)	The amount presented for 2016 excludes the pre-acquisition property and equipment additions of C&W, which was acquired on May 16, 2016.

(b)	The amounts presented exclude the pre-acquisition property and equipment additions of Cabletica, which was acquired on October 1, 2018.

Balance Sheet Data of our Reportable Segments
We do not present the balance sheet data of our reportable segments, as this information is not a primary measure used by our chief operating decision maker to evaluate segment operating performance, determine the allocation of resources to segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

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

	Year ended December 31, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (c):
Video	$172.0	$401.4	$118.9	$—	$692.3
Broadband internet	225.3	386.5	132.5	—	744.3
Fixed-line telephony	101.0	123.8	18.6	—	243.4
Total subscription revenue	498.3	911.7	270.0	—	1,680.0
Non-subscription revenue (d)	68.3	30.2	13.5	—	112.0
Total residential fixed revenue	566.6	941.9	283.5	—	1,792.0
Residential mobile revenue:
Subscription revenue (c)	594.2	62.9	—	—	657.1
Non-subscription revenue (e)	89.6	13.2	—	—	102.8
Total residential mobile revenue	683.8	76.1	—	—	759.9
Total residential revenue	1,250.4	1,018.0	283.5	—	2,551.9
B2B revenue:
Service revenue (f)	842.5	25.7	37.1	(2.1)	903.2
Subsea network revenue (g)	240.2	—	—	(4.6)	235.6
Total B2B revenue	1,082.7	25.7	37.1	(6.7)	1,138.8
Other revenue (h)	—	—	15.0	—	15.0
Total	$2,333.1	$1,043.7	$335.6	$(6.7)	$3,705.7

(a)	The amounts presented exclude the pre-acquisition revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	Residential fixed and mobile subscription revenue includes amounts received from subscribers for ongoing fixed and airtime services.

(d)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(e)	Residential mobile non-subscription revenue primarily includes interconnect revenue and $47 million of revenue from sales of mobile handsets and other devices.

(f)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office (SOHO)), medium and large enterprises and, on a wholesale basis, other telecommunication operators.

(g)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

(h)
Other revenue for the 2018 period includes $11 million received by Liberty Puerto Rico from the FCC, which was granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. Other revenue also includes franchise fees.

	Year ended December 31, 2017
	C&W	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$164.8	$362.2	$125.4	$—	$652.4
Broadband internet	207.8	344.4	124.5	—	676.7
Fixed-line telephony	115.3	134.7	19.9	—	269.9
Total subscription revenue	487.9	841.3	269.8	—	1,599.0
Non-subscription revenue	68.4	28.6	16.6	—	113.6
Total residential fixed revenue	556.3	869.9	286.4	—	1,712.6
Residential mobile revenue:
Subscription revenue	643.0	56.0	—	—	699.0
Non-subscription revenue	88.5	11.1	—	—	99.6
Total residential mobile revenue	731.5	67.1	—	—	798.6
Total residential revenue	1,287.8	937.0	286.4	—	2,511.2
B2B revenue:
Service revenue	823.1	15.9	29.9	(1.0)	867.9
Subsea network revenue	211.2	—	—	(4.5)	206.7
Total B2B revenue	1,034.3	15.9	29.9	(5.5)	1,074.6
Other revenue	—	—	4.2	—	4.2
Total	$2,322.1	$952.9	$320.5	$(5.5)	$3,590.0

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

	Year ended December 31, 2016
	C&W (a)	VTR	Liberty Puerto Rico	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$104.9	$325.4	$172.9	$—	$603.2
Broadband internet	127.2	308.9	152.3	—	588.4
Fixed-line telephony	72.8	134.8	25.6	—	233.2
Total subscription revenue	304.9	769.1	350.8	—	1,424.8
Non-subscription revenue	53.2	36.6	22.5	—	112.3
Total residential fixed revenue	358.1	805.7	373.3	—	1,537.1
Residential mobile revenue:
Subscription revenue	417.9	41.1	—	—	459.0
Non-subscription revenue	53.1	9.6	—	—	62.7
Total residential mobile revenue	471.0	50.7	—	—	521.7
Total residential revenue	829.1	856.4	373.3	—	2,058.8
B2B revenue:
Service revenue	506.6	3.1	41.0	—	550.7
Subsea network revenue	109.1	—	—	(1.3)	107.8
Total B2B revenue	615.7	3.1	41.0	(1.3)	658.5
Other revenue	—	—	6.5	—	6.5
Total	$1,444.8	$859.5	$420.8	$(1.3)	$2,723.8

(a)	The amounts presented exclude the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Year ended December 31,
	2018	2017 (a)	2016 (a) (b)
	in millions

Panama	$597.4	$620.4	$396.7
Networks & LatAm (c)	350.9	310.7	165.7
Jamaica	361.6	340.6	199.7
The Bahamas	229.2	257.9	180.7
Barbados	151.3	158.8	103.1
Trinidad and Tobago	157.4	156.9	102.0
Chile	1,011.1	952.9	859.5
Costa Rica (d)	32.6	—	—
Puerto Rico	333.8	319.5	420.8
Other (e)	480.4	472.3	295.6
Total	$3,705.7	$3,590.0	$2,723.8

(a)
Amounts for 2017 and 2016 have been reclassified to conform with current period presentation for the following (i) to present Networks & LatAm separately and (ii) to exclude intercompany revenue within each geographic region.

(b)	The amounts presented exclude the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

(c)
The amounts represent wholesale and managed services revenue from various jurisdictions across the Caribbean and Latin America, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial networks.

(d)	The amount presented excludes the pre-acquisition revenue of Cabletica, which was acquired on October 1, 2018.

(e)	The amounts relate to a number of countries in which C&W has less significant operations, all but one of which are located in Latin America and the Caribbean.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2018, 2017 and 2016

The long-lived assets of our geographic markets are set forth below:

	December 31,
	2018	2017
	in millions

Panama	$1,775.6	$2,473.5
Networks & LatAm (a)	1,557.0	1,605.9
Jamaica	1,856.5	1,921.1
The Bahamas	467.5	526.1
Barbados	542.3	564.3
Trinidad and Tobago	553.3	538.2
Chile	1,132.3	1,178.8
Costa Rica	263.7	—
Puerto Rico	1,380.7	1,305.2
Other (b)	1,569.5	1,611.3
Total	$11,098.4	$11,724.4

(a)	Represents long-lived assets related to C&W’s subsea and terrestrial network that connects over 40 markets in Latin America and the Caribbean.

(b)	The amounts primarily include long-lived assets of C&W’s other operations, which are primarily located in the Caribbean.
(20)    Quarterly Financial Information (Unaudited)

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue	$909.9	$922.1	$925.2	$948.5
Operating income (loss)	$98.3	$124.2	$138.8	$(384.9)
Net loss attributable to Liberty Latin America shareholders	$(44.5)	$(42.2)	$(25.5)	$(233.0)
Basic and diluted net loss per share attributable to Liberty Latin America shareholders (a)	$(0.26)	$(0.25)	$(0.15)	$(1.30)

	2017
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue	$910.9	$920.9	$908.1	$850.1
Operating income (loss)	$134.8	$155.4	$(205.7)	$(247.4)
Net loss attributable to Liberty Latin America shareholders	$(5.8)	$(28.2)	$(343.3)	$(400.8)
Basic and diluted net loss per share attributable to Liberty Latin America shareholders (b)	$(0.03)	$(0.16)	$(2.00)	$(2.34)

(a)	Amounts are calculated based on a weighted average number of Liberty Latin America Shares outstanding of 171,231,111, 171,278,819, 171,378,608 and 179,288,782, respectively.

(b)
Amounts are calculated based on a weighted average number of shares outstanding of 172,743,854, 172,074,934, 171,304,720 and 171,198,846, respectively. The amount for the three months ended December 31, 2017 is based on (i) the weighted average number of LiLAC Shares outstanding during the period prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the period subsequent to the Split-Off. The amounts for the three months ended March 31, June 30 and September 30 are based on the weighted average number of LiLAC Shares outstanding during each respective period.

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2019.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We intend to file our definitive proxy statement for our 2019 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2019.

III-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-46 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Latin America Ltd. Condensed Balance Sheets as of December 31, 2018 and 2017 (Parent Company Only)	IV-7
Liberty Latin America Ltd. Condensed Statements of Operations for the year ended December 31, 2018 and from the Date of Inception (July 11, 2017) to December 31, 2017 (Parent Company Only)	IV-8
Liberty Latin America Ltd. Condensed Statements of Cash Flows for the year ended December 31, 2018 and from the Date of Inception (July 11, 2017) to December 31, 2017 (Parent Company Only)	IV-9
Schedule II - Valuation and Qualifying Accounts	IV-10

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

4.8
Registration Rights Agreement dated October 17, 2018, by and between Liberty Latin America, SCPV LEO,L.P., SC LEO, L.P., SC AIV LEO, L.P., Searchlight/SIP Holdco SPV II (TRI), L.P. and Searchlight LEO Co-Invest Partners, LP.*

10.1
Amended and Restated First Lien Credit Agreement dated as of July  7, 2014, among Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), the Guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, each lender from time to time party thereto and Scotiabank de Puerto Rico as L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed July 2, 2015 (File No. 001-35961) (the July 2015 8-K)).

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

10.7
Amended and Restated Credit Agreement, originally dated as of May 16, 2016, and as amended and restated as of May 26, 2017, among, among others, Cable & Wireless Limited, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.7 to Liberty Latin America’s Annual Report on Form 10-K filed on February 14, 2018 (File No. 001-38335)).

10.8
Amended and Restated Credit Agreement, dated March 7, 2018, and entered into between, among others,Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed May 8,2018 (File No. 001-38335) (the May 2018 10-Q)).

10.9
Additional Facility Joinder Agreement dated July 24, 2017 and entered into between, among others, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia, relating to the Credit Agreement dated May 16, 2016 as amended and restated on May 26, 2017 (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed July 28, 2017 (File No. 001-35961)).

10.10
Additional Facility Joinder Agreement dated February 7, 2018 and entered into between, among others, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Current Report on Form 8-K filed on February 12, 2018 (File. No. 001-38335)).

10.11	Tax Sharing Agreement, dated as of December 29, 2017, between Liberty Global and Liberty Latin America (incorporated by reference to Exhibit 10.1 to the January 2018 8-K).

10.12	Services Agreement, dated as of December 29, 2017, between Liberty Global B.V. and Liberty Latin America (incorporated by reference to Exhibit 10.2 to the January 2018 8-K).
10.13	Sublease Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.14	Facilities Sharing Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.4 to the January 2018 8-K).
10.15
Employment Agreement, dated as of November 1, 2017, by and among Liberty Latin America, LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).

10.16
Form of Indemnification Agreement by and between Liberty Latin America and its executive officers/directors (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Liberty Latin America’s Registration Statement on Form S-1 filed on December 8, 2017 (File No. 333-221608)).

10.17
Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 99.1 to Liberty Latin America’s Registration Statement on Form S-8 filed on January 11, 2018 (File No. 333-222515) (the S-8 Registration Statement).

10.18	Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 99.2 to the S-8 Registration Statement).
10.19	Liberty Latin America Transitional Share Conversion Plan (incorporated by reference to Exhibit 99.3 to the S-8 Registration Statement).
10.20	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 2018 10-Q).
10.21	Deferred Compensation Plan effective May 1, 2018 (adopted effective March 23, 2018) (incorporated by reference to Exhibit 10.4 to the May 2018 10-Q).
10.22
Form of Share Appreciation Rights Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 2018 10-Q).

10.23
Personal Usage of Aircraft Policy, adopted April 1, 2018 (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38335) (the August 2018 10-Q)).

10.24	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.2 to the August 2018 10-Q ).
10.25	Form of Restricted Share Units Agreement under the Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the August 2018 10-Q).
10.26
Form of Performance Share Units Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 7, 2018 (File No. 001-38335) (the November 2018 10-Q)).

10.27	Form of Performance Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.2 to the November 2018 10-Q).
21.1	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
23.2	Consent of KPMG LLP (U.K.).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*    Filed herewith
**    Furnished herewith

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	February 20, 2019	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 20, 2019
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 20, 2019
Balan Nair	(Principal Executive Officer)

/s/ JOHN C. MALONE	Director	February 20, 2019
John C. Malone

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 20, 2019
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 20, 2019
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 20, 2019
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 20, 2019
Paul A. Gould

/s/ BRENDAN PADDICK	Director	February 20, 2019
Brendan Paddick

/s/ ERIC L. ZINTERHOFER	Director	February 20, 2019
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 20, 2019
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 20, 2019
Brian Zook	(Principal Accounting Officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information – See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2018	2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$49.9	$105.3
Interest receivables – related-party	0.7	—
Other receivables – related-party	20.2	—
Other current assets	2.4	—
Total current assets	73.2	105.3

Long-term notes receivable – related-party	45.0	—
Investments in consolidated subsidiaries, including intercompany balances	3,108.8	3,329.6
Other assets, net	5.2	0.3
Total assets	$3,232.2	$3,435.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party loan payable	$117.5	$105.6
Accrued liabilities and other	2.1	—
Total liabilities	119.6	105.6

Commitments and contingencies

Shareholders’ equity:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,501,803 and 48,428,841 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,935,949 and 1,940,193 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 130,526,158 and 120,843,539 shares issued and outstanding, respectively	1.3	1.2
Additional paid-in capital	4,494.1	4,402.8
Accumulated deficit	(1,367.0)	(1,010.7)
Accumulated other comprehensive loss, net of taxes	(16.3)	(64.2)
Total shareholders’ equity	3,112.6	3,329.6
Total liabilities and shareholders’ equity	$3,232.2	$3,435.2

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31, 2018	Period from the date of inception (July 11, 2017) to December 31, 2017
	in millions

Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$8.7	$—
Depreciation and amortization	0.8	—
Other operating expenses	24.5	—
Operating loss	(34.0)	—
Non-operating income:
Interest income – related-party	0.7	—
Other income, net	1.1	—
	1.8	—
Loss before equity in losses of consolidated subsidiaries and income taxes	(32.2)	—
Equity in losses of consolidated subsidiaries, net	(313.0)	—
Income tax expense	—	—
Net loss	$(345.2)	$—

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31, 2018	Period from the date of inception (July 11, 2017) to December 31, 2017
	in millions
Cash flows from operating activities:
Net loss	$(345.2)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of consolidated subsidiaries, net	313.0	—
Share-based compensation expense	0.2	—
Depreciation and amortization	0.8	—
Changes in operating assets and liabilities	25.1	—
Net cash used by operating activities	(6.1)	—

Cash flows from investing activities:
Capital expenditures	(4.4)	—
Investments in and advances to consolidated subsidiaries	(45.0)	—
Other investing activities, net	—	(0.3)
Net cash used by investing activities	(49.4)	(0.3)

Cash flows from financing activities:
Borrowings of related-party debt	$—	$105.6
Other financing activities, net	0.1	—
Net cash provided by financing activities	0.1	105.6

Net increase (decrease) in cash, cash equivalents and restricted cash	(55.4)	105.3

Cash, cash equivalents and restricted cash:
Beginning of year	105.3	—
End of year	$49.9	$105.3

LIBERTY LATIN AMERICA LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts—Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions
Year ended December 31:
2016	$30.9	46.9	82.7	(45.1)	0.7	$116.1
2017	$116.1	77.1	5.4	(62.5)	6.1	$142.2
2018	$142.2	52.6	1.6	(48.5)	(3.5)	$144.4

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