Form 10-Q
period 2019-03-31
Liberty Latin America Ltd.
filed 2019-05-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38335
Liberty Latin America Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1386359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Church Street, Hamilton	HM 11
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950 or (303) 925-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Shares, par value $0.01 per share	LILA	The NASDAQ Stock Market LLC
Class C Shares, par value $0.01 per share	LILAK	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2019 was: 48,647,051 Class A; 1,935,915 Class B; and 130,850,835 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$568.8	$631.0
Trade receivables, net of allowances of $143.3 million and $144.4 million, respectively	660.7	607.3
Prepaid expenses	59.3	73.2
Other current assets	260.1	333.3
Total current assets	1,548.9	1,644.8

Goodwill	5,225.4	5,133.3
Property and equipment, net	4,381.1	4,236.9
Intangible assets subject to amortization, net	1,120.6	1,165.7
Intangible assets not subject to amortization	563.0	562.5
Other assets, net	804.7	703.4
Total assets	$13,643.7	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2019	December 31, 2018

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$321.8	$297.4
Current portion of deferred revenue	168.6	161.7
Current portion of debt and finance lease obligations	365.4	302.5
Accrued capital expenditures	59.7	75.0
Accrued interest	73.7	118.7
Accrued income taxes	29.0	29.8
Other accrued and current liabilities	733.5	623.6
Total current liabilities	1,751.7	1,608.7
Long-term debt and finance lease obligations	6,382.4	6,379.6
Deferred tax liabilities	473.6	543.0
Deferred revenue	230.3	239.0
Other long-term liabilities	687.4	552.9
Total liabilities	9,525.4	9,323.2

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,569,959 and 48,501,803 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,935,915 and 1,935,949 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 130,676,021 and 130,526,158 shares issued and outstanding, respectively	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,508.6	4,494.1
Accumulated deficit	(1,408.7)	(1,367.0)
Accumulated other comprehensive loss, net of taxes	(6.6)	(16.3)
Total Liberty Latin America shareholders	3,095.1	3,112.6
Noncontrolling interests	1,023.2	1,010.8
Total equity	4,118.3	4,123.4
Total liabilities and equity	$13,643.7	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2019	2018
	in millions, except per share amounts

Revenue	$942.7	$909.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	227.8	215.8
Other operating	166.4	168.3
Selling, general and administrative (SG&A)	197.4	191.5
Depreciation and amortization	217.3	202.3
Impairment, restructuring and other operating items, net	20.5	33.7
	829.4	811.6
Operating income	113.3	98.3
Non-operating income (expense):
Interest expense	(115.7)	(102.5)
Realized and unrealized losses on derivative instruments, net	(69.0)	(41.5)
Foreign currency transaction gains, net	32.2	15.9
Loss on debt modification and extinguishment	—	(13.0)
Other income, net	2.4	5.3
	(150.1)	(135.8)
Loss before income taxes	(36.8)	(37.5)
Income tax expense	(4.4)	(16.8)
Net loss	(41.2)	(54.3)
Net loss (earnings) attributable to noncontrolling interests	(0.5)	9.8
Net loss attributable to Liberty Latin America shareholders	$(41.7)	$(44.5)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.23)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2019	2018
	in millions

Net loss	$(41.2)	$(54.3)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12.3	(31.8)
Reclassification adjustments included in net loss	(1.3)	1.6
Pension-related adjustments and other, net	(1.0)	0.9
Other comprehensive earnings (loss)	10.0	(29.3)
Comprehensive loss	(31.2)	(83.6)
Comprehensive loss (earnings) attributable to noncontrolling interests	(0.8)	10.3
Comprehensive loss attributable to Liberty Latin America shareholders	$(32.0)	$(73.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(44.5)	—	(44.5)	(9.8)	(54.3)
Other comprehensive loss	—	—	—	—	—	(28.8)	(28.8)	(0.5)	(29.3)
C&W Jamaica NCI Acquisition	—	—	—	(12.0)	—	6.8	(5.2)	(14.9)	(20.1)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	10.0	10.0
Shared-based compensation	—	—	—	7.4	—	—	7.4	—	7.4
Other	—	—	—	(0.7)	—	—	(0.7)	0.8	0.1
Balance at March 31, 2018	$0.5	$—	$1.2	$4,397.5	$(1,066.3)	$(86.2)	$3,246.7	$1,350.2	$4,596.9

Balance at January 1, 2019	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	(41.7)	—	(41.7)	0.5	(41.2)
Other comprehensive earnings	—	—	—	—	—	9.7	9.7	0.3	10.0
Impact of the UTS Acquisition	—	—	—	—	—	—	—	11.6	11.6
Share-based compensation	—	—	—	14.5	—	—	14.5	—	14.5
Balance at March 31, 2019	$0.5	$—	$1.3	$4,508.6	$(1,408.7)	$(6.6)	$3,095.1	$1,023.2	$4,118.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
	in millions
Cash flows from operating activities:
Net loss	$(41.2)	$(54.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	14.7	6.5
Depreciation and amortization	217.3	202.3
Impairment	0.1	2.2
Amortization of debt financing costs, premiums and discounts, net	0.6	(0.5)
Realized and unrealized losses on derivative instruments, net	69.0	41.5
Foreign currency transaction gains, net	(32.2)	(15.9)
Loss on debt modification and extinguishment	—	13.0
Deferred income tax benefit	(21.6)	(7.5)
Changes in operating assets and liabilities, net of the effect of an acquisition	(18.9)	(24.1)
Net cash provided by operating activities	187.8	163.2

Cash flows from investing activities:
Capital expenditures	(159.6)	(188.2)
Cash paid in connection with acquisitions, net of cash acquired	(160.1)	—
Recovery on damaged or destroyed property and equipment	33.9	—
Other investing activities, net	0.3	0.4
Net cash used by investing activities	(285.5)	(187.8)

Cash flows from financing activities:
Borrowings of debt	201.3	190.0
Repayments of debt and finance lease obligations	(160.2)	(190.4)
Capital contribution from noncontrolling interest owner	—	10.0
Cash payment related to the C&W Jamaica NCI Acquisition	—	(18.6)
Other financing activities, net	(1.8)	(2.8)
Net cash provided (used) by financing activities	39.3	(11.8)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	0.1

Net decrease in cash, cash equivalents and restricted cash	(55.9)	(36.3)

Cash, cash equivalents and restricted cash:
Beginning of period	642.0	568.2
End of period	$586.1	$531.9

Cash paid for interest	$155.2	$156.3
Net cash paid for taxes	$21.5	$29.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(unaudited)

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited and its subsidiaries (C&W), (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) LiLAC Communications Inc. and its subsidiaries, which include Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) LBT CT Communications, S.A. (an 80.0%-owned entity) and its subsidiary, Cabletica (as defined in note 4).

C&W owns less than 100% of certain of its consolidated subsidiaries, including United Telecommunications Services N.V. (UTS) (an 87.5%-owned entity, as further described in note 4), Cable & Wireless Panama, S.A. (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica).

We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and business-to-business (B2B) services in (i) 24 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2019.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K (the 2018 Form 10-K).

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(2)	Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2016-02
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02), as amended by ASU No. 2018-11, Targeted Improvements, which provides an option to use one of two modified retrospective approaches in the adoption of ASU 2016-02. ASU 2016-02, for most leases, results in lessees recognizing right-of-use assets and lease liabilities on the balance sheet and additional disclosures. We adopted ASU 2016-02 effective January 1, 2019 using the effective date transition method. A number of optional practical expedients were applied in transition, as further described below.
The main impact of the adoption of this standard was the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet as of January 1, 2019 for those leases classified as operating leases under ASU 2016-02. We did not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. In transition, we applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts are or contain a lease under the new standard, (ii) the lease classification for expired or existing leases, (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard and (iv) whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. We also applied the practical expedient that permits us to account for customer service revenue contracts that include both non-lease and lease components as a single component in all instances where the non-lease component is the predominant component of the arrangement and the other applicable criteria are met. In addition, we did not use hindsight during the transition.
We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASU 2016-02 on our condensed consolidated financial statements. We do not believe such new controls represent significant changes to our internal control over financial reporting.
For information regarding changes to our accounting policies following the adoption of ASU 2016-02, see note 3.
The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 is as follows:

	Balance at December 31, 2018	Cumulative catch up adjustments upon adoption	Balance at January 1, 2019
	in millions
Assets:
Other assets, net	$703.4	$141.6	$845.0

Liabilities:
Other accrued and current liabilities	$623.6	$33.9	$657.5
Other long-term liabilities	$552.9	$107.7	$660.6

ASU 2018-13
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are permitted to early adopt any removed or modified disclosures and delay

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

adoption of the additional disclosures until their effective date. As of December 31, 2018, we early adopted to remove certain fair value measurement disclosures from our consolidated financial statements as permitted by ASU 2018-13. We do not expect the remaining disclosure requirements of ASU 2018-13 will have a material effect on our consolidated financial statements.
Recent Accounting Pronouncements
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
ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to apply ASU 2018-15 prospectively, and are currently evaluating the date of adoption, as well as the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(3)	Summary of Significant Accounting Policies
The following accounting policy reflects an update to the Summary of Significant Accounting Policies included in our 2018 Form 10-K resulting from the adoption of ASU 2016-02. For additional information regarding the adoption of ASU 2016-02, see note 2.
Leases
We classify leases with a term of greater than 12 months where substantially all risks and rewards incidental to ownership are retained by the third-party lessors as operating leases. We record a right-of-use asset and an operating lease liability at inception of the lease at the present value of the lease payments plus certain other payments, including variable lease payments and amounts probable of being owed by us under residual value guarantees. Payments made under operating leases, net of any incentives received from the lessors, are recognized to expense on a straight-line basis over the term of the lease. Initial direct costs incurred in negotiating and arranging operating leases are recognized to expense when incurred. Contingent rental payments are recognized to expense when incurred. Our right-of-use assets are included in other assets, net, in our condensed consolidated balance sheet. Our current and non-current operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheet.
Our operating leases primarily consist of (i) property leases for mobile tower locations that generally have initial terms of five to ten years with one or more renewal options and (ii) lease commitments for (a) retail stores, offices and facilities, (b) other network assets and (c) other equipment. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2019	2018 (a)
	in millions

Operating lease expense:
Operating lease cost	$10.7	$12.1
Short-term lease cost	2.1	—
Total operating lease expense	$12.8	$12.1

(a)
Amounts reflect operating lease expense recorded under Accounting Standards Codification (ASC) 840, Leases (ASC 840), prior to adoption of ASU 2016-02 on January 1, 2019. Accordingly, amounts are not necessarily comparable.

For information regarding certain related-party lease arrangements, see note 13.

The following table provides certain other details of our operating leases at March 31, 2019:

For the three months ended March 31, 2019 (in millions):
Operating cash flows from operating leases	$11.2
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$3.3

Weighted-average remaining lease term (in years)	6.2 years

Weighted-average discount rate (b)	6.3%

(a)	Represents non-cash transactions associated with operating leases entered into during three months ended March 31, 2019.

(b)
We use a credit-adjusted discount rate to measure our operating lease liabilities. We derive the discount rates associated with each of our borrowing groups starting with a risk free rate, generally the U.S. Treasury Bill rate. To determine credit risk, we create an industry benchmark credit default swap (CDS) curve from an observable high-yield debt index using comparable telecommunication companies as a proxy. We then determine the maximum curve shift against this CDS curve derived from our own tradable debt within each borrowing group, and make adjustments to correct for the collateralized interest rate spread by comparing unsecured debt to asset-backed securities (secured debt) trades, which is based on the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

spread between the BB- and B+ industrial curves. We determine the discount factor from this adjusted curve for each borrowing group.
Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of March 31, 2019 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on March 31, 2019 exchange rates.

Years ending December 31:
2019 (remainder of year)	$29.5
2020	33.8
2021	27.0
2022	21.7
2023	17.1
2024	14.2
Thereafter	23.7
Total operating lease liabilities on an undiscounted basis	167.0
Amount representing interest	(31.6)
Present value of operating lease liabilities	$135.4

Current portion	$32.6

Noncurrent portion	$102.8

The following table sets forth the U.S. dollar equivalents (in millions) of our operating lease commitments under ASC 840 as of December 31, 2018, which is required pursuant to ASU 2016-02 when using the effective date transition method.

Years ending December 31:
2019	$40.4
2020	34.5
2021	27.8
2022	22.7
2023	17.2
Thereafter	34.5
Total	$177.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(4)	Acquisitions
2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in UTS for a cash purchase price of $161 million, subject to certain potential post-closing adjustments, based on an enterprise value of $189 million (the UTS Acquisition). UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility. For further information on the draw of the C&W Revolving Credit Facility, see note 9.
We have accounted for the UTS Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of UTS based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. The valuation process remains open and our opening balance sheet will change as we finalize our valuation. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets and income taxes. A summary of the purchase price and preliminary opening balance sheet of UTS at the effective March 31, 2019 acquisition date is presented in the following table (in millions):

Cash	$0.9
Trade receivables	11.1
Other current assets	3.2
Property and equipment	148.8
Goodwill	50.4
Long-term deferred tax assets	31.3
Other assets	2.6
Accounts payable	(28.2)
Other accrued and current liabilities	(33.0)
Other long-term liabilities	(14.5)
Noncontrolling interest (a)	(11.6)
Total purchase price (b)	$161.0

(a)	Amount represents the estimated aggregate fair value of the noncontrolling interest in UTS as of the effective March 31, 2019 acquisition date.

(b)
Excludes $3 million of direct acquisition costs, including $1 million incurred during 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Due to the timing of the UTS Acquisition relative to our March 31, 2019 quarter end date, we did not record any revenue or earnings attributable to UTS in our condensed consolidated statement of operations for the three months ended March 31, 2019.
2018 Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire certain assets and liabilities related to Televisora de Costa Rica S.A.’s (Televisora) cable operations in Costa Rica (“Cabletica”) based on an enterprise value of $252 million, subject to certain customary adjustments. As part of the agreement, the owners of Televisora retained a 20% ownership interest in Cabletica. On October 1, 2018, we completed the acquisition of our 80% interest (the Cabletica Acquisition) for an effective purchase price of $226 million, after working capital adjustments and deducting the value of Televisora’s retained equity interest. The Cabletica Acquisition was financed through a combination of debt and existing cash.
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
March 31, 2019
(unaudited)

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

Other current assets	$6.3
Property and equipment	63.8
Goodwill (a)	152.5
Intangible assets subject to amortization (b)	61.9
Other assets	0.1
Other accrued and current liabilities	(13.8)
Non-current deferred tax liabilities	(18.6)
Other long-term liabilities	(0.7)
Noncontrolling interest (c)	(25.1)
Total purchase price (d)	$226.4

(a)
The goodwill recognized in connection with the Cabletica Acquisition is primarily attributable to the ability to take advantage of Cabletica’s existing advanced broadband communications network as a base on which to expand our footprint in the region, and to gain immediate access to potential customers.

(b)	Amount primarily includes intangible assets related to customer relationships. As of October 1, 2018, the weighted average useful life of Cabletica’s intangible assets was approximately six years.

(c)	Amount represents the fair value of Televisora’s interest in Cabletica as of the October 1, 2018 acquisition date.

(d)	Excludes $5 million of direct acquisition costs, including $3 million incurred during 2018.

(5)	Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the Chilean peso (CLP), the Colombian peso (COP) and the Jamaican dollar (JMD). With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$14.6	$31.5	$46.1	$30.7	$82.1	$112.8
Foreign currency forward contracts	11.4	—	11.4	14.1	—	14.1
Total	$26.0	$31.5	$57.5	$44.8	$82.1	$126.9

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$28.8	$47.2	$76.0	$23.9	$41.4	$65.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $2 million and ($12 million) during the three months ended March 31, 2019 and 2018, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2019	2018
	in millions

Cross-currency and interest rate derivative contracts	$(70.0)	$(38.9)
Foreign currency forward contracts	1.0	(2.6)
Total	$(69.0)	$(41.5)

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Three months ended March 31,
	2019	2018
	in millions

Operating activities	$12.0	$(11.7)
Investing activities	1.6	(1.7)
Financing activities	(0.5)	—
Total	$13.1	$(13.4)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $42 million.
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
March 31, 2019
(unaudited)

Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	7.8
	$56.3	COP	180,000.0	7.3

VTR Finance	$1,260.0	CLP	854,020.0	3.3

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,975.0	5.1

VTR Finance	$207.3	3.9

Liberty Puerto Rico	$850.0	2.8

Cabletica	$53.5	4.3

(a)	Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,875.0	0.8

Liberty Puerto Rico	$942.5	0.8
Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow us to benefit from declines in market rates. At March 31, 2019, the total U.S. dollar notional amount of our interest rate cap was $93 million and the related weighted average remaining contractual life of our interest rate cap was 4.3 years. Our interest rate cap is held by our Liberty Puerto Rico borrowing group.
Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at March 31, 2019 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	(0.13)%
VTR Finance	(0.10)%
Liberty Puerto Rico	0.30%
Cabletica	0.09%
Liberty Latin America borrowing groups	(0.06)%

Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward contracts was $183 million and the related weighted average remaining contractual life of our foreign currency forward contracts was 0.5 years. All of our our foreign currency forward contracts are held by our VTR Finance borrowing group.

(6)	Fair Value Measurements
General
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of March 31, 2019 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited, a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at March 31, 2019 and December 31, 2018 were $35 million and $36 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains (losses) of $1 million and ($5 million) during the three months ended March 31, 2019 and 2018, respectively, which are reflected in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At March 31, 2019 and December 31, 2018, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $36 million and $35 million, respectively.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. We did not perform any significant nonrecurring fair value measurements during the three months ended March 31, 2019.

(7)	Insurance Recoveries
In September 2017, Hurricanes Irma and Maria (the Hurricanes) impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. In October 2016, our operations in the Bahamas, which is part of our C&W segment, were significantly impacted by Hurricane Matthew.
In December 2018, we settled our insurance claims for Hurricanes Irma, Maria and Matthew, as follows: (i) $109 million for Hurricanes Maria and Irma, after deducting $30 million of self-insurance, and (ii) $12 million for Hurricane Matthew, after deducting $15 million of self-insurance.
During the three months ended March 31, 2019, we received the remaining outstanding insurance settlement amount of $67 million, of which $33 million and $34 million have been presented as operating and investing activities, respectively, in our condensed consolidated statement of cash flows. With respect to the cash received, $37 million, $27 million and $3 million was provided to C&W, Liberty Puerto Rico and our Corporate operations, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Prior to the first quarter of 2019, we received net advance payments of $54 million associated with the initial insurance claim filed in connection with the Hurricanes, of which $30 million was received during the first quarter of 2018 and was provided to Liberty Puerto Rico. The net advance received during the first quarter of 2018 was included in operating activities in our condensed consolidated statement of cash flows.

(8)	Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2019
	in millions

C&W	$4,325.6	$50.4	$30.7	$4,406.7
VTR/Cabletica	530.0	1.2	9.8	541.0
Liberty Puerto Rico	277.7	—	—	277.7
Total	$5,133.3	$51.6	$40.5	$5,225.4

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
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2019	December 31, 2018
	in millions

Distribution systems	$4,292.6	$4,115.0
Customer premises equipment (CPE)	1,734.0	1,606.0
Support equipment, buildings and land	1,443.7	1,398.8
	7,470.3	7,119.8
Accumulated depreciation	(3,089.2)	(2,882.9)
Total	$4,381.1	$4,236.9

During the three months ended March 31, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $11 million and $21 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	March 31, 2019	December 31, 2018
	in millions
Gross carrying amount:
Customer relationships	$1,513.8	$1,509.7
Licenses and other	187.7	186.8
Total gross carrying amount	1,701.5	1,696.5
Accumulated amortization:
Customer relationships	(551.5)	(504.7)
Licenses and other	(29.4)	(26.1)
Total accumulated amortization	(580.9)	(530.8)
Net carrying amount	$1,120.6	$1,165.7

(9)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2019			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

		in millions

C&W Credit Facilities	5.52%	$590.0	$590.0	$2,348.9	$2,135.6	$2,357.3	$2,193.6
C&W Notes	7.06%	—	—	1,706.0	1,724.7	1,675.0	1,781.6
VTR Finance Senior Notes	6.88%	—	—	1,294.1	1,265.0	1,260.0	1,260.0
VTR Credit Facilities	6.72%	(d)	251.2	253.4	245.7	256.0	250.7
LPR Bank Facility	6.30%	40.0	40.0	931.4	905.4	942.5	942.5
Cabletica Credit Facilities	10.32%	(e)	15.0	124.3	122.2	125.6	124.7
Vendor financing (f)	4.96%	—	—	160.7	157.6	160.7	157.6
Total debt before premiums, discounts and deferred financing costs	6.38%		$896.2	$6,818.8	$6,556.2	$6,777.1	$6,710.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2019	December 31, 2018
	in millions

Total debt before premiums, discounts and deferred financing costs	$6,777.1	$6,710.7
Premiums, discounts and deferred financing costs, net	(41.0)	(41.5)
Total carrying amount of debt	6,736.1	6,669.2
Finance lease obligations	11.7	12.9
Total debt and finance lease obligations	6,747.8	6,682.1
Less: Current maturities of debt and finance lease obligations	(365.4)	(302.5)
Long-term debt and finance lease obligations	$6,382.4	$6,379.6

(a)
Represents the weighted average interest rate in effect at March 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.4% at March 31, 2019. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2019, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2019 compliance reporting requirements. At March 31, 2019, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The VTR Credit Facilities comprise certain CLP term loans and U.S. dollar and CLP revolving credit facilities, including unused borrowing capacity. In March 2019, the commitment under the existing CLP revolving credit facility was increased to CLP 45 billion ($66 million).

(e)	The Cabletica Credit Facilities comprise certain Costa Rican colón (CRC) and U.S. dollar term loans and a U.S. dollar revolving credit facility.

(f)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $31 million and $32 million for the three months ended March 31, 2019 and 2018, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and finance lease obligations in our condensed consolidated statements of cash flows.

2019 Financing Transactions
2019 C&W Senior Notes. On March 25, 2019, we repaid in full the outstanding principal amount under the 2019 C&W Senior Notes for total consideration of £91 million ($120 million at the transaction date), including accrued interest of £7 million ($9 million at the transaction date).
C&W Revolving Credit Facility. In connection with the UTS Acquisition, we borrowed $170 million on the C&W Revolving Credit Facility. Subsequent to March 31, 2019, the outstanding principal amount of the C&W Revolving Credit Facility, including accrued interest, was repaid in full.
Maturities of Debt
Maturities of our debt as of March 31, 2019 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2019 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Consolidated
	in millions
Years ending December 31:
2019 (remainder of year)	$246.6	$89.8	$—	$—	$336.4
2020	27.9	12.6	—	—	40.5
2021	124.2	—	—	—	124.2
2022	489.3	103.7	850.0	—	1,443.0
2023	116.3	152.3	92.5	125.6	486.7
2024	7.3	1,260.0	—	—	1,267.3
Thereafter	3,079.0	—	—	—	3,079.0
Total debt maturities	4,090.6	1,618.4	942.5	125.6	6,777.1
Premiums, discounts and deferred financing costs, net	(6.8)	(22.1)	(8.2)	(3.9)	(41.0)
Total debt	$4,083.8	$1,596.3	$934.3	$121.7	$6,736.1
Current portion	$254.4	$102.3	$—	$—	$356.7
Noncurrent portion	$3,829.4	$1,494.0	$934.3	$121.7	$6,379.4

Subsequent Events
For information regarding certain financing-related transactions completed subsequent to March 31, 2019, see note 19.

(10)	Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2019, we have approximately $475 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(11)	Income Taxes
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
Our interim estimate of our annual effective tax rate and our interim tax provision are subject to volatility due to factors such as jurisdictions in which our deferred taxes and/or tax attributes are subject to a full valuation allowance, relative changes in unrecognized tax benefits, and changes in tax laws. Based upon the mix and timing of our actual annual earnings or loss compared to annual projections, as well as changes in the factors noted above, our effective tax rate may vary quarterly and may result in quarterly comparisons that are not meaningful.
Income tax expense was $4 million and $17 million during the three months ended March 31, 2019 and 2018, respectively. This represents an effective income tax rate of 12.0% and 44.8% for the three months ended March 31, 2019 and 2018, respectively, including items treated discretely.
For the three months ended March 31, 2019, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of a change in the Barbados statutory tax rate effective March 19, 2019, and beneficial effects of permanent items, such as non-taxable income.
For the three months ended March 31, 2018, the income tax expense attributable to our loss before income taxes differs from the amount computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances, and negative effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of non-taxable income and price level restatements.

(12)	Equity
During the first quarter of 2018, we increased our ownership in C&W Jamaica from 82.0% to 91.7% by acquiring 1,629,734,373 of the then issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD $1.45 per share or JMD $2,363 million ($19 million at the transaction dates) of paid consideration. During the second quarter of 2018, we acquired an additional 97,312,801 of the then issued and outstanding ordinary stock units of C&W Jamaica that we did not already own for JMD $141 million ($1 million at the transaction dates), which increased our ownership interest to 92.3%.

(13)	Related-party Transactions
We have certain agreements with Liberty Global plc (Liberty Global), collectively the “LG Agreements” as further described below. During the three months ended March 31, 2019 and 2018, we incurred expenses of $3 million and $2 million, respectively, and acquired capital assets of $4 million and nil, respectively, associated with the LG Agreements, all of which are cash settled. The following summarizes the primary terms of the LG Agreements:

•
a services agreement (the Services Agreement) for a period through December 29, 2019 with the option to renew for a one-year period, pursuant to which Liberty Global will provide Liberty Latin America with specified services, including certain technical and information technology services (including software development services associated with the Connect Box and the Horizon platform, management information systems, hardware, data storage, and network and telecommunications services), access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities, certain management services, and other services to support Liberty Latin America’s legal, tax, accounting and finance departments;

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

The following table provides details of our significant related-party balances with Liberty Global:

	March 31, 2019	December 31, 2018
	in millions
Assets:
Other current assets	$3.4	$3.2

Current liabilities:
Accounts payable	$7.8	$7.0
Other accrued and current liabilities	6.6	3.5
Total current liabilities	$14.4	$10.5

(14)	Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019	$7.6	$18.0	$25.6
Restructuring charges	14.9	2.3	17.2
Cash paid	(5.1)	(2.8)	(7.9)
Foreign currency translation adjustments	(0.1)	0.4	0.3
Restructuring liability as of March 31, 2019	$17.3	$17.9	$35.2

Current portion	$17.3	$11.3	$28.6
Noncurrent portion	—	6.6	6.6
Total	$17.3	$17.9	$35.2

Our restructuring charges during the three months ended March 31, 2019, primarily relate to employee severance and termination costs associated with reorganization programs at VTR and C&W.

(15)	Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended March 31,
	2019	2018
	in millions
Included in:
Other operating expense	$0.2	$0.1
SG&A expense	14.5	6.4
Total	$14.7	$6.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and C common shares held by our employees and our board of directors as of March 31, 2019:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	2,476,152	$22.78	5.3
Exercisable	899,813	$25.88	4.6
Class C common shares:
Outstanding	5,016,135	$22.83	5.3
Exercisable	1,863,750	$26.12	4.5

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	248,465	1.8
Class C common shares	496,692	1.8
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	351,730	1.4
Class C common shares	703,464	1.4

(16)	Loss per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Class A, Class B and Class C common shares of Liberty Latin America (collectively, Liberty Latin America Shares) outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., SARs and RSUs), as if they had been exercised or vested at the beginning of the periods presented.

	Three months ended March 31,
	2019	2018

Weighted average shares outstanding - basic and dilutive	181,036,790	171,231,111

We reported losses attributable to Liberty Latin America shareholders during the three months ended March 31, 2019 and 2018. As a result, the potentially dilutive effect at March 31, 2019 and 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 13.1 million and 10.5 million, respectively, and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.6 million and 1.2 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(17)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other commitments. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2019:

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$94.4	$60.2	$24.2	$2.0	$1.4	$0.9	$—	$183.1
Network and connectivity commitments	83.3	54.7	43.9	17.4	17.1	16.5	15.3	248.2
Purchase commitments	141.9	39.4	13.5	1.0	0.6	—	—	196.4
Other commitments (a)	16.9	4.8	3.0	2.0	1.7	1.7	8.0	38.1
Total (b)	$336.5	$159.1	$84.6	$22.4	$20.8	$19.1	$23.3	$665.8

(a)	Amounts include certain commitments under the Services Agreement and the Facilities Sharing Agreement, as further described in note 13.

(b)	The commitments included in this table do not reflect any liabilities that are included in our March 31, 2019 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $111 million and $96 million during the three months ended March 31, 2019 and 2018, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2019 and 2018, see note 5.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
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
We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets. We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income or loss before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income is presented below.
As of March 31, 2019, our reportable segments are as follows:
•C&W
•VTR/Cabletica
•Liberty Puerto Rico

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) 24 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over its subsea and terrestrial networks that connect over 40 markets in that region. Our corporate category includes our corporate operations. Amounts presented for C&W exclude UTS, as it was acquired effective March 31, 2019.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Cabletica and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. On October 17, 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W, and prior to October 17, 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended March 31,
	2019	2018
	in millions

C&W	$569.8	$585.5
VTR/Cabletica (a)	276.5	263.8
Liberty Puerto Rico	98.6	61.8
Intersegment eliminations	(2.2)	(1.2)
Total	$942.7	$909.9

(a)	The amount presented for the 2018 period excludes the revenue of Cabletica, which was acquired on October 1, 2018.

	Adjusted OIBDA
	Three months ended March 31,
	2019	2018
	in millions

C&W	$222.5	$229.1
VTR/Cabletica (a)	106.9	105.0
Liberty Puerto Rico	47.9	18.0
Corporate	(11.5)	(11.3)
Total	$365.8	$340.8

(a)	The amount presented for the 2018 period excludes the Adjusted OIBDA of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA to loss before income taxes:

	Three months ended March 31,
	2019	2018
	in millions

Total Adjusted OIBDA	$365.8	$340.8
Share-based compensation expense	(14.7)	(6.5)
Depreciation and amortization	(217.3)	(202.3)
Impairment, restructuring and other operating items, net	(20.5)	(33.7)
Operating income	113.3	98.3
Interest expense	(115.7)	(102.5)
Realized and unrealized losses on derivative instruments, net	(69.0)	(41.5)
Foreign currency transaction gains, net	32.2	15.9
Loss on debt modification and extinguishment	—	(13.0)
Other income, net	2.4	5.3
Loss before income taxes	$(36.8)	$(37.5)
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 8.

	Three months ended March 31,
	2019	2018
	in millions

C&W	$63.6	$67.2
VTR/Cabletica (a)	54.1	57.0
Liberty Puerto Rico	19.8	69.8
Corporate	1.6	—
Total property and equipment additions	139.1	194.0
Assets acquired under capital-related vendor financing arrangements	(10.9)	(20.7)
Assets acquired under finance leases	(0.1)	(0.6)
Changes in current liabilities related to capital expenditures	31.5	15.5
Total capital expenditures	$159.6	$188.2

(a)	The amount presented for the 2018 period excludes the property and equipment additions of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended March 31, 2019
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$43.9	$106.7	$35.0	$—	$185.6
Broadband internet	60.2	103.5	41.8	—	205.5
Fixed-line telephony	24.3	27.3	5.7	—	57.3
Total subscription revenue	128.4	237.5	82.5	—	448.4
Non-subscription revenue (c)	15.0	12.4	5.3	—	32.7
Total residential fixed revenue	143.4	249.9	87.8	—	481.1
Residential mobile revenue:
Service revenue (b)	135.0	15.7	—	—	150.7
Interconnect, equipment sales and other (d)	19.0	3.4	—	—	22.4
Total residential mobile revenue	154.0	19.1	—	—	173.1
Total residential revenue	297.4	269.0	87.8	—	654.2
B2B revenue:
Service revenue (e)	212.5	7.5	10.8	(0.6)	230.2
Subsea network revenue (f)	59.9	—	—	(1.6)	58.3
Total B2B revenue	272.4	7.5	10.8	(2.2)	288.5
Total	$569.8	$276.5	$98.6	$(2.2)	$942.7

(a)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(b)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services.

(c)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(d)	These amounts include $7 million of revenue from sales of mobile handsets and other devices.

(e)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office (SOHO)), medium and large enterprises and, on a wholesale basis, other telecommunication operators. These amounts also include $4 million of revenue from sales of mobile handsets and other devices.

(f)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

	Three months ended March 31, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$42.7	$99.7	$23.3	$—	$165.7
Broadband internet	53.7	96.6	25.3	—	175.6
Fixed-line telephony	26.9	34.6	3.5	—	65.0
Total subscription revenue	123.3	230.9	52.1	—	406.3
Non-subscription revenue	15.5	7.5	2.4	—	25.4
Total residential fixed revenue	138.8	238.4	54.5	—	431.7
Residential mobile revenue:
Service revenue	155.1	16.3	—	—	171.4
Interconnect, equipment sales and other (c)	22.1	3.2	—	—	25.3
Total residential mobile revenue	177.2	19.5	—	—	196.7
Total residential revenue	316.0	257.9	54.5	—	628.4
B2B revenue:
Service revenue (d)	209.9	5.9	7.3	(0.2)	222.9
Subsea network revenue	59.6	—	—	(1.0)	58.6
Total B2B revenue	269.5	5.9	7.3	(1.2)	281.5
Total	$585.5	$263.8	$61.8	$(1.2)	$909.9

(a)	The amounts presented exclude the revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	These amounts include $12 million of revenue from sales of mobile handsets and other devices.

(d)	These amounts include $6 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended March 31,
	2019	2018 (a)
	in millions

Panama	$140.3	$148.3
Networks & LatAm (b)	88.7	86.5
Jamaica	93.0	88.5
The Bahamas	53.6	63.0
Barbados	37.5	38.5
Trinidad and Tobago	39.6	38.7
Chile	244.0	263.8
Costa Rica (c)	32.5	—
Puerto Rico	98.0	61.6
Other (d)	115.5	121.0
Total	$942.7	$909.9

(a)	Amounts for 2018 have been reclassified to exclude intercompany revenue within each geographic region, which conforms with current period presentation.

(b)
The amounts represent wholesale and managed services revenue from various jurisdictions across the Caribbean and Latin America, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial networks.

(c)	Represents revenue associated with Cabletica, which was acquired on October 1, 2018.

(d)	The amounts relate to a number of countries in which C&W has less significant operations, all but one of which are located in Latin America and the Caribbean.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2019
(unaudited)

(19)	Subsequent Events
Financing Transactions
2027 C&W Senior Notes Add-on. In April 2019, C&W Senior Financing Designated Activity Company (C&W Senior Financing) issued an additional $300 million aggregate principal amount under the existing 2027 C&W Senior Notes indenture dated August 16, 2017 (the 2027 C&W Senior Notes Add-on). The terms and conditions of the 2027 C&W Senior Notes Add-on are consistent with the original indenture. C&W Senior Financing is a special purpose financing entity that is 100% owned by a third-party, created for the primary purpose of facilitating certain debt offerings. C&W is required to consolidate C&W Senior Financing as a result of the variable interests created by debt issued by C&W Senior Financing to C&W, for which C&W is considered the primary beneficiary.
C&W Senior Financing used the proceeds from the 2027 C&W Senior Notes Add-on to provide additional funding to Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, as borrower and certain other C&W subsidiaries as guarantors, under the 2027 C&W Financing Loan (the 2027 C&W Financing Loan Add-on). The call provisions, maturity and applicable interest rate for the 2027 C&W Financing Loan Add-on are the same as those for the 2027 C&W Senior Notes Add-on.
The net proceeds from the 2027 C&W Financing Loan Add-on were primarily used to (i) repay in full the $170 million outstanding principal amount under the C&W Revolving Credit Facility and (ii) redeem $115 million of aggregate principal amount of the 2022 C&W Senior Notes according to the redemption terms of the related indenture, including (a) the 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes.
2027 C&W Senior Secured Notes. In April 2019, Sable issued $400 million principal amount of 5.750% senior secured notes, due September 7, 2027 (the 2027 C&W Senior Secured Notes). Interest on the 2027 C&W Senior Secured Notes is payable semi-annually on January 7 and July 7.
Subject to the circumstances described below, the 2027 C&W Senior Secured Notes are non-callable until September 7, 2022. At any time prior to September 7, 2022, Sable may redeem some or all of the 2027 C&W Senior Secured Notes by paying a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to September 7, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points. In addition, at any time prior to September 7, 2022, subject to certain restrictions (as specified in the indenture), up to 40% of the 2027 C&W Senior Secured Notes may be redeemed with the net proceeds of one or more specified equity offerings at a redemption price equal to 105.750% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the redemption date. Also, prior to September 7, 2022, during each 12-month period commencing on April 5, 2019, up to 10% of the principal amount of the 2027 C&W Senior Secured Notes may be redeemed at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Sable may redeem some or all of the 2027 C&W Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date:

Redemption price
12-month period commencing September 7:
2022	102.875%
2023	101.438%
2024 and thereafter	100.000%

The net proceeds from the 2027 C&W Senior Secured Notes were primarily used to (i) redeem $150 million of aggregate principal amount under the 2022 C&W Senior Notes according to the redemption terms of the indenture, including (a) the 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes, and (ii) repay $235 million of aggregate principal amount under the C&W Term Loan B-4 Facility.
LPR Second Lien Term Loan. In April 2019, Liberty Puerto Rico repaid $10 million of the principal outstanding under the LPR Second Lien Term Loan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2018 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2019.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2019; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity; credit risks; internal control over financial reporting; foreign currency risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2018 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure;

•	changes in and compliance with applicable data privacy laws, rules, and regulations;

•	our ability to recoup insurance reimbursements and settlements from third-party providers;

•	our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control; and

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
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B communications services in (i) 24 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in those regions.
Operations
At March 31, 2019, we (i) owned and operated fixed networks that passed 7,226,900 homes and served 5,775,200 revenue generating units (RGUs), comprising 2,452,500 broadband internet subscribers, 1,924,200 video subscribers and 1,398,500 fixed-line telephony subscribers and (ii) served 3,513,500 mobile subscribers.
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
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended March 31, 2019 was to the Chilean peso as 25.9% of our revenue during the period was derived from VTR. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations, but exclude UTS, as it was acquired effective March 31, 2019. As we have the ability to control Cabletica and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. In October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and, prior to October 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
Effective October 1, 2018, following the Cabletica Acquisition, the VTR segment became the VTR/Cabletica segment. In the discussion and analysis of the three months ended March 31, 2019 as compared the corresponding period in 2018, we refer to the segment as VTR/Cabletica. For additional information regarding the composition of our segments, see note 18 to our condensed consolidated financial statements. For additional information regarding the Cabletica Acquisition, see note 4 to our condensed consolidated financial statements.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Revenue

All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and telephony, (ii) with the exception of Liberty Puerto Rico, residential mobile services, and (iii) B2B services. C&W also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.

While not specifically discussed in the below explanations of the changes in revenue, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable, (ARPU).

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns, and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. Hurricanes Maria and Irma in 2017 significantly impacted variances in revenue at Liberty Puerto Rico for the comparative period, as further discussed below.

The following table sets forth revenue by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$569.8	$585.5	$(15.7)	(2.7)
VTR/Cabletica	276.5	263.8	12.7	4.8
Liberty Puerto Rico	98.6	61.8	36.8	59.5
Intersegment eliminations	(2.2)	(1.2)	(1.0)	N.M.
Total	$942.7	$909.9	$32.8	3.6
N.M. — Not Meaningful.
Consolidated. The increase during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes an increase of $37 million at Liberty Puerto Rico, primarily attributable to recovery following the Hurricanes, and an increase (decrease) of $33 million and ($32 million) attributable to the impacts of the Cabletica Acquisition and FX, respectively. Excluding the effects of the Cabletica Acquisition and FX, revenue increased $32 million or 3.6%. The organic increase primarily includes increases (decreases) of ($10 million), $7 million and $37 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$43.9	$42.7	$1.2	2.8
Broadband internet	60.2	53.7	6.5	12.1
Fixed-line telephony	24.3	26.9	(2.6)	(9.7)
Total subscription revenue	128.4	123.3	5.1	4.1
Non-subscription revenue	15.0	15.5	(0.5)	(3.2)
Total residential fixed revenue	143.4	138.8	4.6	3.3
Residential mobile revenue:
Service revenue	135.0	155.1	(20.1)	(13.0)
Interconnect, equipment sales and other	19.0	22.1	(3.1)	(14.0)
Total residential mobile revenue	154.0	177.2	(23.2)	(13.1)
Total residential revenue	297.4	316.0	(18.6)	(5.9)
B2B revenue:
Service revenue	212.5	209.9	2.6	1.2
Subsea network revenue	59.9	59.6	0.3	0.5
Total B2B revenue	272.4	269.5	2.9	1.1
Total	$569.8	$585.5	$(15.7)	(2.7)
The details of the changes in C&W’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.9
ARPU (b)	(1.6)
Decrease in residential fixed non-subscription revenue	(0.4)
Total increase in residential fixed revenue	5.9
Decrease in residential mobile service revenue (c)	(19.2)
Decrease in residential mobile interconnect, equipment sales and other (d)	(3.0)
Increase in B2B service revenue (e)	5.1
Increase in B2B subsea network revenue (f)	1.3
Total organic decrease	(9.9)
Impact of FX	(5.8)
Total	$(15.7)

(a)	The increase is primarily attributable to higher broadband internet and video RGUs.

(b)	The decrease is due to the net effect of (i) lower ARPU from fixed-line telephony and video services and (ii) higher ARPU from broadband internet services.

(c)	The decrease is primarily attributable to (i) lower ARPU in Panama and the Bahamas, and (ii) lower average subscribers in Panama, the Bahamas and, to a lesser extent, across other C&W markets.

(d)	The decrease is primarily attributable to decreased volumes of handset sales, primarily in our Cayman Islands operations, the Bahamas and Jamaica.

(e)
The increase is primarily due to the net effect of (i) higher managed services revenue, largely driven by Panama, Networks & LatAm, and Jamaica, and (ii) a decrease of $5 million associated with a change in the timing of revenue for directory services recognized within the year.

(f)	The increase is primarily due to increases from capacity sales on C&W’s subsea network to new and existing customers.

VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$106.7	$99.7	$7.0	7.0
Broadband internet	103.5	96.6	6.9	7.1
Fixed-line telephony	27.3	34.6	(7.3)	(21.1)
Total subscription revenue	237.5	230.9	6.6	2.9
Non-subscription revenue	12.4	7.5	4.9	65.3
Total residential fixed revenue	249.9	238.4	11.5	4.8
Residential mobile revenue:
Service revenue	15.7	16.3	(0.6)	(3.7)
Interconnect, equipment sales and other	3.4	3.2	0.2	6.3
Total residential mobile revenue	19.1	19.5	(0.4)	(2.1)
Total residential revenue	269.0	257.9	11.1	4.3
B2B service revenue	7.5	5.9	1.6	27.1
Total	$276.5	$263.8	$12.7	4.8
The details of the changes in VTR/Cabletica’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(0.1)
ARPU (b)	3.5
Decrease in residential fixed non-subscription revenue	(1.0)
Total increase in residential fixed revenue	2.4
Increase in residential mobile service revenue	1.1
Increase in residential mobile interconnect, equipment sales and other	0.6
Increase in B2B service revenue (c)	2.4
Total organic increase	6.5
Impact of the Cabletica Acquisition	32.5
Impact of FX	(26.3)
Total	$12.7

(a)	The decrease is primarily attributable to the net effect of (i) lower fixed-line telephony RGUs and (ii) higher broadband internet RGUs.

(b)	The increase is primarily due to the net effect of (i) higher ARPU from broadband internet services, (ii) an improvement in RGU mix and (iii) lower ARPU from fixed-line telephony services.

(c)	The increase is primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony RGUs.

Liberty Puerto Rico. Due to the significant impact of the Hurricanes on the operations of our Liberty Puerto Rico segment, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the Hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the three months ended March 31, 2019, December 31, 2018 and March 31, 2018 is set forth below:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$35.0	$33.6	$23.3
Broadband internet	41.8	38.8	25.3
Fixed-line telephony	5.7	5.4	3.5
Total subscription revenue	82.5	77.8	52.1
Non-subscription revenue	5.3	5.5	2.4
Total residential fixed revenue	87.8	83.3	54.5
B2B service revenue	10.8	10.6	7.3
Total	$98.6	$93.9	$61.8

The increase in Liberty Puerto Rico’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily attributable to recovery following the Hurricanes.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue and (iii) B2B service revenue, each reflective of changes during the three months ended March 31, 2019, as compared to the three months ended December 31, 2018 (in millions).

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.3
ARPU (b)	1.4
Decrease in residential fixed non-subscription revenue	(0.2)
Total increase in residential fixed revenue	4.5
Increase in B2B service revenue	0.2
Total	$4.7

(a)	The increase is primarily attributable to increases in broadband internet and video RGUs.

(b)	The increase is primarily attributable to higher ARPU from broadband internet and video services.

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
The following table sets forth programming and other direct costs of services by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$131.5	$130.2	$1.3	1.0
VTR/Cabletica	75.6	70.5	5.1	7.2
Liberty Puerto Rico	22.9	16.5	6.4	38.8
Intersegment eliminations	(2.2)	(1.4)	(0.8)	N.M.
Total	$227.8	$215.8	$12.0	5.6

N.M. — Not Meaningful.
Consolidated. The increase in programming and other direct costs of services during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes an increase of $10 million attributable to the impact of the Cabletica Acquisition and a decrease of $9 million due to FX. Excluding the effects of the Cabletica Acquisition and FX, our programming and other direct costs of services increased $10 million or 4.8%. The organic increase primarily includes increases of $3 million, $2 million and $6 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The increase in C&W’s programming and other direct costs of services during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes a decrease of $2 million due to FX. Excluding the effects of FX, C&W’s programming and other direct costs of services increased $3 million or 2.3%. This increase is primarily due to higher costs related to B2B managed services projects in Panama.
VTR/Cabletica. The increase in VTR/Cabletica’s programming and other direct costs of services during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes an increase of $10 million attributable to the Cabletica Acquisition and a decrease of $7 million attributable to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s programming and other direct costs of services increased $2 million or 2.6%. This increase includes the following factors:

•
An increase in programming and copyright costs of $1 million or 2.6%, primarily due to the net effect of (i) an increase in certain premium and basic content costs, resulting from higher rates and an increase in subscribers, (ii) a net decrease in the foreign currency impact of programming contracts denominated in U.S. dollars, driven by the impact of hedge accounting; and

•	An increase in mobile handset costs of $1 million, primarily due to higher mobile handset sales.
Liberty Puerto Rico. The increase in Liberty Puerto Rico’s programming and other direct costs of services is primarily due to an increase in programming and copyright costs of $8 million or 54.2%, mostly attributable to $7 million of credits received during the first quarter of 2018 from programming vendors resulting from the Hurricanes.

Other operating expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.
The following table sets forth other operating expenses by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$107.9	$114.6	$(6.7)	(5.8)
VTR/Cabletica	44.0	39.7	4.3	10.8
Liberty Puerto Rico	14.3	14.0	0.3	2.1
Intersegment eliminations	—	(0.1)	0.1	N.M.
Total other operating expenses excluding share-based compensation expense	166.2	168.2	(2.0)	(1.2)
Share-based compensation expense	0.2	0.1	0.1	100.0
Total	$166.4	$168.3	$(1.9)	(1.1)
N.M. — Not Meaningful.
Consolidated. The decrease in other operating expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes an increase of $8 million attributable to the impact of the Cabletica Acquisition and a decrease of $5 million attributable to the impact of FX. Excluding the effects of the Cabletica Acquisition, FX and share-based compensation expense, our other operating expenses decreased $4 million or 2.6%. The organic decrease primarily includes an increase (decrease) of ($6 million) and $1 million at C&W and VTR/Cabletica, respectively, as further discussed below.
C&W. The decrease in C&W’s other operating expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes a decrease of $1 million due to FX. Excluding the effect of FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $6 million or 4.8%. This decrease includes the following factors:

•	A decrease in network-related expenses of $2 million or 5.3%, primarily due to (i) lower maintenance costs and (ii) a reduction in capacity costs;

•	A decrease of $2 million in revenue-based franchise fees in certain of our markets;

•
An increase in bad debt and collection expenses of $1 million or 9.5%, primarily due to the net effect of (i) a $3 million recovery in the first quarter of 2018 related to provisions established following the impacts of Hurricanes Irma and Maria, and (ii) improved collections during the first quarter of 2019; and

•	A net decrease resulting from other individually insignificant changes in other operating expense categories.
VTR/Cabletica. The increase in VTR/Cabletica’s other operating expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes an increase of $8 million attributable to the Cabletica Acquisition and a decrease of $4 million due to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $1 million or 2.0%. This increase includes the following factors:

•
A decrease in network-related expenses of $1 million or 6.2%, primarily due to the net effect of (i) lower contracted labor for network access-related services, and (ii) higher costs related to CPE materials and refurbishment activity;

•
An increase of $1 million driven by charges incurred during 2019 for certain technical and information technology services provided to us by Liberty Global under the Services Agreement, as further described in note 13 to our condensed consolidated financial statements; and

•	An increase in outsourced labor and professional services of $1 million or 8.9%, primarily due to increased call center volume.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s other operating expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, is mainly due to higher indirect expenses of approximately $2 million, primarily related to network utility costs and franchise fees that increased as a result of recovery from the Hurricanes. This increase was partially offset by a $1 million decline in costs associated with overtime-related personnel activities that were incurred as a result of the hurricane recovery efforts.
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses.
The following table sets forth SG&A by reportable segment and our corporate category:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$107.9	$111.6	$(3.7)	(3.3)
VTR/Cabletica	50.0	48.6	1.4	2.9
Liberty Puerto Rico	13.5	13.3	0.2	1.5
Corporate	11.5	11.3	0.2	1.8
Intersegment eliminations	—	0.3	(0.3)	N.M.
Total SG&A expenses excluding share-based compensation expense	182.9	185.1	(2.2)	(1.2)
Share-based compensation expense	14.5	6.4	8.1	126.6
Total	$197.4	$191.5	$5.9	3.1
N.M. — Not Meaningful.
Consolidated. The increase in SG&A expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes a decrease of $6 million due to FX and an increase of $3 million and attributable to the impact of the Cabletica Acquisition. Excluding the effects of FX, the Cabletica Acquisition and share-based compensation expense, our SG&A expenses increased $1 million or 0.6%. The organic increase primarily includes an increase (decrease) of ($3 million) and $4 million at C&W and VTR/Cabletica, respectively, as further discussed below.
C&W. The decrease in C&W’s SG&A expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes a decrease of $1 million due to FX. Excluding the effects of FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $3 million or 2.5%. This decrease includes the following factors:

•	A decrease in marketing and advertising expenses of $2 million or 13.8%, primarily due to timing of marketing campaigns; and

•	A net decrease resulting from other individually insignificant changes in SG&A expense categories.
VTR/Cabletica. The increase in VTR/Cabletica’s SG&A expenses during the three months ended March 31, 2019, as compared to the corresponding period in 2018, includes a decrease of $5 million due to FX and an increase of $3 million attributable to the Cabletica Acquisition. Excluding the effects of FX and the Cabletica Acquisition, VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) increased $4 million or 8.0%. This increase includes the following factors:

•
An increase in sales, marketing and advertising expenses of $2 million or 8.5%, primarily due to higher (i) sales commissions to third-party dealers, and (ii) costs associated with advertising campaigns; and

•	An increase in professional services of $2 million or 41.2%, primarily due to information technology services for business support systems.

Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 18 to our condensed consolidated financial statements.
The following table sets forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended March 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$222.5	$229.1	$(6.6)	(2.9)
VTR/Cabletica	106.9	105.0	1.9	1.8
Liberty Puerto Rico	47.9	18.0	29.9	166.1
Corporate	(11.5)	(11.3)	(0.2)	1.8
Total	$365.8	$340.8	$25.0	7.3
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2019	2018
	%

C&W	39.0	39.1
VTR/Cabletica	38.7	39.8
Liberty Puerto Rico	48.6	29.1
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above. During the three months ended March 31, 2018, the Adjusted OIBDA of Liberty Puerto Rico was adversely impacted by the Hurricanes. Accordingly, the increase in Liberty Puerto Rico’s Adjusted OIBDA margin in the first quarter of 2019 is the result of the recovery from the Hurricanes.
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $8 million during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This increase is primarily due to share-based incentive awards granted during 2018.
For additional information regarding our share-based compensation, see note 15 to our condensed consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $15 million or 7.4% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. Excluding the effects of FX and the Cabletica Acquisition, depreciation and amortization expense increased $15 million or 7.5%. This increase is primarily due to the net effect of (i) an increase in property and equipment additions, primarily associated with the expansion and upgrade of our networks and other capital initiatives, the installation of customer premises equipment, and baseline and product and enablers-related additions, and (ii) a decrease associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $21 million and $34 million during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, we incurred $17 million of restructuring charges, which include $15 million of employee severance and termination costs related to certain reorganization activities, primarily at VTR and C&W.
During the three months ended March 31, 2018, we incurred (i) $26 million of restructuring charges, which includes $24 million of employee severance and termination costs related to certain reorganization activities, primarily at C&W, and (ii) $7 million of direct acquisition and disposition costs.

For additional information regarding our restructuring charges, see note 14 to our condensed consolidated financial statements.
Interest expense
Our interest expense increased $13 million during the three months ended March 31, 2019, as compared to the corresponding period in 2018, primarily due to higher weighted-average interest rates and higher average outstanding debt balances.
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

	Three months ended March 31,
	2019	2018
	in millions

Cross-currency and interest rate derivative contracts (a)	$(70.0)	$(38.9)
Foreign currency forward contracts	1.0	(2.6)
Total	$(69.0)	$(41.5)

(a)
The losses during the three months ended March 31, 2019 and 2018 are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates. In addition, the losses during 2019 and 2018 include net gains (losses) of $2 million and ($12 million), respectively, resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

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

	Three months ended March 31,
	2019	2018
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$26.3	$26.8
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	14.7	(0.5)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(3.7)	(10.5)
Other	(5.1)	0.1
Total	$32.2	$15.9
Loss on debt modification and extinguishment
We recognized a loss on debt modification and extinguishment of nil and $13 million during the three months ended March 31, 2019 and 2018, respectively. The loss during 2018 represents the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-3 Facility.
For additional information concerning our loss on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.
Other income, net
We recognized other income, net, of $2 million and $5 million during the three months ended March 31, 2019 and 2018, respectively. The amount for the 2019 period primarily includes interest and dividend income of $2 million. The amount for the 2018 period primarily includes $3 million of interest and dividend income and $3 million in pension-related credits.
Income tax expense
We recognized income tax expense of $4 million and $17 million during the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, the income tax expense attributable to our loss before income taxes differs from the expected income tax expense of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of a change in the Barbados statutory tax rate effective March 19, 2019, and beneficial effects of permanent items, such as non-taxable income.
For the three months ended March 31, 2018, the income tax expense attributable to our loss before income taxes differs from the expected income tax expense of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the detrimental effects of international rate differences, increases in valuation allowances, and negative effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of non-taxable income and price level restatements.
For additional information regarding our income taxes, see note 11 to our condensed consolidated financial statements.

Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended March 31,
	2019	2018
	in millions

Operating income	$113.3	$98.3
Net non-operating expenses	$(150.1)	$(135.8)
Income tax expense	$(4.4)	$(16.8)
Net loss	$(41.2)	$(54.3)
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
Net earnings (loss) attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of $1 million and ($10 million) during the three months ended March 31, 2019 and 2018, respectively. The change during 2019, as compared to 2018, is primarily attributable to net increases in earnings of our less-than-wholly-owned subsidiaries at C&W.
For information regarding increased ownership in C&W Jamaica, see note 12 to our condensed consolidated financial statements.

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2019, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2019. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$51.4
Unrestricted subsidiaries (b)	10.5
Total Liberty Latin America and unrestricted subsidiaries	61.9
Borrowing groups (c):
C&W	324.6
VTR Finance	109.7
Liberty Puerto Rico	55.2
Cabletica	17.4
Total borrowing groups	506.9
Total cash and cash equivalents	$568.8

(a)	Represents the amount held by Liberty Latin America on a standalone basis.

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

Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations, borrowing availability under their respective debt instruments and, at Liberty Puerto Rico and C&W, insurance proceeds, as discussed in note 7 to our condensed consolidated financial statements. For the details of the borrowing availability of such subsidiaries at March 31, 2019, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our condensed consolidated financial statements.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our March 31, 2019 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2019 was 4.3x. In addition, the ratio of our March 31, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2019 was 3.9x. These ratios were calculated on a latest two quarters annualized basis and therefore includes $64 million of positive contribution from the settlements of the Hurricanes during the fourth quarter of 2018, as described in note 7 to our condensed consolidated financial statements. This contribution decreased our gross and net leverage ratios by approximately 0.3x and 0.4x, respectively.
When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed under Item 3. Quantitative and Qualitative Disclosures about Market Risk and in note 5 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2019, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2019, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $6,789 million, including $365 million that is classified as current in our condensed consolidated balance sheet and $6,277 million that is not due until 2022 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2019. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
Notwithstanding our negative working capital position at March 31, 2019, we believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three months ended March 31,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$187.8	$163.2	$24.6
Net cash used by investing activities	(285.5)	(187.8)	(97.7)
Net cash provided (used) by financing activities	39.3	(11.8)	51.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	0.1	2.4
Net decrease in cash, cash equivalents and restricted cash	$(55.9)	$(36.3)	$(19.6)
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase from our Adjusted OIBDA and related working capital items, including changes resulting from insurance receipts as discussed below, (ii) an increase in cash related to derivative instruments, as we received $12 million during the 2019 period and made net payments of $12 million during the 2018 period, and (iii) lower cash payments for taxes. During the first quarter of 2019, $33 million of the cash received associated with the final insurance settlement for the Hurricanes was reflected as an operating cash inflow. During the first quarter of 2018, we received $30 million of net advance payments from our third-party insurance provider associated with the then outstanding insurance settlement claims resulting from the Hurricanes.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to $160 million related to the UTS Acquisition. This increase was partially offset by $34 million of cash received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew, and a decline in capital expenditures, as further discussed below. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our condensed consolidated financial statements.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 18 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2019	2018
	in millions

Property and equipment additions	$139.1	$194.0
Assets acquired under capital-related vendor financing arrangements	(10.9)	(20.7)
Assets acquired under finance leases	(0.1)	(0.6)
Changes in current liabilities related to capital expenditures	31.5	15.5
Capital expenditures	$159.6	$188.2

The decrease in our property and equipment additions during the three months ended March 31, 2019, as compared to the corresponding period in 2018, is primarily due to the net effect of (i) a decrease of $62 million and $8 million in expenditures by Liberty Puerto Rico and C&W, respectively, for network restoration activities following Hurricanes Maria and Irma during the corresponding 2018 period, (ii) excluding the impact of hurricane restoration activities, an increase in the expansion and upgrade of our networks and other capital initiatives, (iii) an increase related to customer premises equipment, and (iv) an increase in additions for baseline-related assets. During the three months ended March 31, 2019 and 2018, our property and equipment additions represented 14.8% and 21.3% of revenue, respectively. Our property and equipment additions as a percentage of revenue decreased primarily due to declines in property and equipment additions at Liberty Puerto Rico together with an increase in revenue at Liberty Puerto Rico following the recovery from the Hurricanes.
Financing Activities. During the three months ended March 31, 2019, we received $39 million in net cash from financing activities, due to net borrowings of debt. The net borrowings of debt include $170 million that was borrowed on the C&W Revolving Credit Facility in order to finance the UTS Acquisition and $111 million of cash used to repay in full the outstanding principal amount under the 2019 C&W Senior Notes. During the three months ended March 31, 2018, we used $12 million in net cash from financing activities, primarily resulting from the use of $19 million of cash for the C&W Jamaica NCI Acquisition. This decrease in cash was partially offset by a $10 million capital contribution from Searchlight to Liberty Puerto Rico for purposes of funding liquidity shortfalls following the Hurricanes.
Adjusted Free Cash Flow
We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, (ii) expenses financed by an intermediary and (iii) insurance recoveries related to damaged and destroyed property and equipment, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on finance leases. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2019	2018
	in millions

Net cash provided by operating activities	$187.8	$163.2
Cash payments (recoveries) for direct acquisition and disposition costs	(1.3)	0.1
Expenses financed by an intermediary (a)	31.3	32.3
Capital expenditures	(159.6)	(188.2)
Recovery on damaged or destroyed property and equipment	33.9	—
Distributions to noncontrolling interest owners	—	—
Principal payments on amounts financed by vendors and intermediaries	(42.3)	(51.1)
Principal payments on finance leases	(1.4)	(2.0)
Adjusted free cash flow	$48.4	$(45.7)

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

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 17 to our condensed consolidated financial statements.
Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2019:

	Payments due during							Total
	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$336.4	$40.5	$124.2	$1,443.0	$486.7	$1,267.3	$3,079.0	$6,777.1
Finance leases (excluding interest)	8.3	1.9	0.5	0.2	0.2	0.2	0.4	11.7
Operating leases	29.5	33.8	27.0	21.7	17.1	14.2	23.7	167.0
Programming commitments	94.4	60.2	24.2	2.0	1.4	0.9	—	183.1
Network and connectivity commitments	83.3	54.7	43.9	17.4	17.1	16.5	15.3	248.2
Purchase commitments	141.9	39.4	13.5	1.0	0.6	—	—	196.4
Other commitments	16.9	4.8	3.0	2.0	1.7	1.7	8.0	38.1
Total (a)	$710.7	$235.3	$236.3	$1,487.3	$524.8	$1,300.8	$3,126.4	$7,621.6
Projected cash interest payments on debt and finance lease obligations (b)	$288.0	$421.2	$417.9	$367.9	$304.1	$236.7	$343.3	$2,379.1

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2019 condensed consolidated balance sheet other than (i) debt and (ii) capital and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($307 million at March 31, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 9 to our condensed consolidated financial statements. For information concerning our operating lease obligations, see note 3 to our condensed consolidated financial statements. For information concerning our commitments, see note 17 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2019 and 2018, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2018 Form 10-K. The following discussion updates selected numerical information to March 31, 2019.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At March 31, 2019, $109 million or 19.2% of our cash balance was denominated in Chilean pesos.
Foreign Currency Exchange Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2019	December 31, 2018
Spot rates:
Chilean peso	679.70	694.00
Jamaican dollar	125.83	128.59

	Three months ended March 31,
	2019	2018
Average rates:
Chilean peso	667.16	602.14
Jamaican dollar	130.72	125.82
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At March 31, 2019, we paid a fixed rate of interest on 94% of our total debt, which includes the impact of our effective interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2019:

i.
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 98 billion or $144 million; and

ii.
an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the VTR Finance cross-currency and interest rate derivative contracts by approximately CLP 11 billion or $16 million.

C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $108 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $22 million ($16 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
		in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$3.4	$4.5	$(4.0)	$2.1	$15.1	$9.8	$23.2	$54.1
Principal-related (b)	—	—	—	4.7	—	(8.1)	1.5	(1.9)
Other (c)	(6.6)	(1.2)	—	—	—	—	—	(7.8)
Total	$(3.2)	$3.3	$(4.0)	$6.8	$15.1	$1.7	$24.7	$44.4

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. As remediation has not yet been completed, the Executives concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2019.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
These control deficiencies did not result in material misstatements in our condensed consolidated financial statements as of and for the period ended March 31, 2019.
Management’s Remediation Plan

Management is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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

LIBERTY LATIN AMERICA LTD.

Dated:	May 7, 2019	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 7, 2019	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer