Form 10-Q
period 2019-06-30
Liberty Latin America Ltd.
filed 2019-08-06
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2019 was: 48,685,739 Class A; 1,935,226 Class B; and 130,948,890 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$957.4	$631.0
Trade receivables, net of allowances of $141.4 million and $144.4 million, respectively	699.8	607.3
Prepaid expenses	65.0	73.2
Other current assets, net	257.0	333.3
Total current assets	1,979.2	1,644.8

Goodwill	5,182.8	5,133.3
Property and equipment, net	4,361.6	4,236.9
Intangible assets subject to amortization, net	1,068.4	1,165.7
Intangible assets not subject to amortization	563.0	562.5
Other assets, net	752.0	703.4
Total assets	$13,907.0	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2019	December 31, 2018

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$352.1	$297.4
Current portion of deferred revenue	169.1	161.7
Current portion of debt and finance lease obligations	172.4	302.5
Accrued capital expenditures	57.1	75.0
Accrued interest	108.1	118.7
Accrued income taxes	12.9	29.8
Other accrued and current liabilities	753.6	623.6
Total current liabilities	1,625.3	1,608.7
Long-term debt and finance lease obligations	6,860.6	6,379.6
Deferred tax liabilities	440.4	543.0
Deferred revenue	226.0	239.0
Other long-term liabilities	750.8	552.9
Total liabilities	9,903.1	9,323.2

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,683,914 and 48,501,803 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,935,226 and 1,935,949 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 130,930,642 and 130,526,158 shares issued and outstanding, respectively	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,549.3	4,494.1
Accumulated deficit	(1,524.7)	(1,367.0)
Accumulated other comprehensive loss, net of taxes	(47.2)	(16.3)
Total Liberty Latin America shareholders	2,979.2	3,112.6
Noncontrolling interests	1,024.7	1,010.8
Total equity	4,003.9	4,123.4
Total liabilities and equity	$13,907.0	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions, except per share amounts

Revenue	$982.9	$922.1	$1,925.6	$1,832.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	226.4	218.4	454.2	434.2
Other operating	175.5	168.7	341.9	337.0
Selling, general and administrative (SG&A)	209.0	190.3	406.4	381.8
Depreciation and amortization	222.0	207.6	439.3	409.9
Impairment, restructuring and other operating items, net	6.5	12.9	27.0	46.6
	839.4	797.9	1,668.8	1,609.5
Operating income	143.5	124.2	256.8	222.5
Non-operating income (expense):
Interest expense	(119.8)	(109.4)	(235.5)	(211.9)
Realized and unrealized gains (losses) on derivative instruments, net	(79.0)	115.1	(148.0)	73.6
Foreign currency transaction gains (losses), net	(19.5)	(120.6)	12.7	(104.7)
Losses on debt modification and extinguishment	(9.5)	—	(9.5)	(13.0)
Other income, net	2.6	4.8	5.0	10.1
	(225.2)	(110.1)	(375.3)	(245.9)
Earnings (loss) before income taxes	(81.7)	14.1	(118.5)	(23.4)
Income tax expense	(29.5)	(41.6)	(33.9)	(58.4)
Net loss	(111.2)	(27.5)	(152.4)	(81.8)
Net earnings attributable to noncontrolling interests	(4.8)	(14.7)	(5.3)	(4.9)
Net loss attributable to Liberty Latin America shareholders	$(116.0)	$(42.2)	$(157.7)	$(86.7)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.64)	$(0.25)	$(0.87)	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Net loss	$(111.2)	$(27.5)	$(152.4)	$(81.8)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(38.0)	(12.0)	(25.7)	(43.8)
Reclassification adjustments included in net loss	(2.2)	1.1	(3.5)	2.7
Pension-related adjustments and other, net	(0.9)	7.5	(1.9)	8.4
Other comprehensive loss	(41.1)	(3.4)	(31.1)	(32.7)
Comprehensive loss	(152.3)	(30.9)	(183.5)	(114.5)
Comprehensive earnings attributable to noncontrolling interests	(4.3)	(13.3)	(5.1)	(3.0)
Comprehensive loss attributable to Liberty Latin America shareholders	$(156.6)	$(44.2)	$(188.6)	$(117.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2018	$0.5	$—	$1.2	$4,397.5	$(1,066.3)	$(86.2)	$3,246.7	$1,350.2	$4,596.9
Net loss	—	—	—	—	(42.2)	—	(42.2)	14.7	(27.5)
Other comprehensive loss	—	—	—	—	—	(2.0)	(2.0)	(1.4)	(3.4)
C&W Jamaica NCI Acquisition	—	—	—	(1.7)	—	0.4	(1.3)	(0.2)	(1.5)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	8.0	8.0
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	(19.8)	(19.8)
Shared-based compensation	—	—	—	5.6	—	—	5.6	1.1	6.7
Other	—	—	—	2.8	—	—	2.8	(0.8)	2.0
Balance at June 30, 2018	$0.5	$—	$1.2	$4,404.2	$(1,108.5)	$(87.8)	$3,209.6	$1,351.8	$4,561.4

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(86.7)	—	(86.7)	4.9	(81.8)
Other comprehensive loss	—	—	—	—	—	(30.8)	(30.8)	(1.9)	(32.7)
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	(19.8)	(19.8)
Shared-based compensation	—	—	—	13.0	—	—	13.0	1.1	14.1
Other	—	—	—	2.1	—	—	2.1	—	2.1
Balance at June 30, 2018	$0.5	$—	$1.2	$4,404.2	$(1,108.5)	$(87.8)	$3,209.6	$1,351.8	$4,561.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2019	$0.5	$—	$1.3	$4,508.6	$(1,408.7)	$(6.6)	$3,095.1	$1,023.2	$4,118.3
Net loss	—	—	—	—	(116.0)	—	(116.0)	4.8	(111.2)
Other comprehensive loss	—	—	—	—	—	(40.6)	(40.6)	(0.5)	(41.1)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(2.5)	(2.5)
Conversion Option, net	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
Share-based compensation	—	—	—	9.7	—	—	9.7	—	9.7
Other	—	—	—	(0.7)	—	—	(0.7)	(0.3)	(1.0)
Balance at June 30, 2019	$0.5	$—	$1.3	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9

Balance at January 1, 2019	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	(157.7)	—	(157.7)	5.3	(152.4)
Other comprehensive loss	—	—	—	—	—	(30.9)	(30.9)	(0.2)	(31.1)
Impact of the UTS Acquisition	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(2.5)	(2.5)
Conversion Option, net	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
Share-based compensation	—	—	—	24.2	—	—	24.2	—	24.2
Other	—	—	—	(0.7)	—	—	(0.7)	(0.3)	(1.0)
Balance at June 30, 2019	$0.5	$—	$1.3	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2019	2018
	in millions
Cash flows from operating activities:
Net loss	$(152.4)	$(81.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	30.1	15.2
Depreciation and amortization	439.3	409.9
Impairment	0.1	5.3
Amortization of debt financing costs, premiums and discounts, net	2.0	(1.1)
Realized and unrealized losses (gains) on derivative instruments, net	148.0	(73.6)
Foreign currency transaction losses (gains), net	(12.7)	104.7
Losses on debt modification and extinguishment	9.5	13.0
Deferred income tax benefit	(24.9)	(29.5)
Changes in operating assets and liabilities, net of the effect of an acquisition	(7.6)	35.9
Net cash provided by operating activities	431.4	398.0

Cash flows from investing activities:
Capital expenditures	(295.4)	(425.1)
Cash paid in connection with an acquisition, net of cash acquired	(160.4)	—
Recovery on damaged or destroyed property and equipment	33.9	—
Other investing activities, net	0.5	0.6
Net cash used by investing activities	(421.4)	(424.5)

Cash flows from financing activities:
Borrowings of debt	1,321.2	525.7
Repayments of debt and finance lease obligations	(926.0)	(273.2)
Capped Calls	(45.6)	—
Payment of financing costs and debt premiums	(25.0)	(8.0)
Distributions to noncontrolling interest owners	(2.5)	(19.8)
Capital contribution from noncontrolling interest owner	—	18.0
Cash payment related to the C&W Jamaica NCI Acquisition	—	(19.7)
Other financing activities, net	(1.7)	0.3
Net cash provided by financing activities	320.4	223.3

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	(15.3)

Net increase in cash, cash equivalents and restricted cash	332.9	181.5

Cash, cash equivalents and restricted cash:
Beginning of period	642.0	568.2
End of period	$974.9	$749.7

Cash paid for interest	$232.6	$202.5
Net cash paid for taxes	$59.6	$83.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(unaudited)

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited (C&W) and its subsidiaries, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) LiLAC Communications and its subsidiaries, which include Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) LBT CT Communications, S.A. (an 80.0%-owned entity) and its subsidiary, Cabletica (as defined in note 4).

C&W owns less than 100% of certain of its consolidated subsidiaries, including The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas), Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica), Cable & Wireless Panama, S.A. (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), and United Telecommunications Services N.V. (UTS) (an 87.5%-owned entity, as further described in note 4).

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

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2019.

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
June 30, 2019
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
The main impact of the adoption of this standard was the recognition of right-of-use assets and lease liabilities in our condensed consolidated balance sheet as of January 1, 2019 for those leases classified as operating leases under ASU 2016-02. We did not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. In transition, we applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts are or contain a lease under the new standard, (ii) the lease classification for expired or existing leases, (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard and (iv) whether existing or expired land easements that were not previously accounted for as leases are or contain a lease. We also applied the practical expedient that permits us to account for customer service revenue contracts that include both non-lease and lease components as a single component in all instances where the non-lease component is the predominant component of the arrangement and the other applicable criteria are met. In addition, we did not use hindsight during the transition.
We implemented internal controls to ensure we adequately evaluate our contracts and properly assessed the impact of ASU 2016-02 on our condensed consolidated financial statements. We do not believe such controls represent significant changes to our internal control over financial reporting.
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

ASU 2018-13
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies certain disclosure requirements on fair value measurements, including (i) clarifying narrative disclosure regarding measurement uncertainty from the use of unobservable inputs, if those inputs reasonably could have been different as of the reporting date, (ii) adding certain quantitative disclosures, including (a) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) removing certain fair value measurement disclosure requirements, including (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (b) the policy for timing of transfers between levels of the fair value hierarchy and (c) the valuation processes for Level 3 fair value measurements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are permitted to early adopt any removed or modified disclosures and delay

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

adoption of the additional disclosures until their effective date. As of December 31, 2018, we early adopted the portion of ASU 2018-13 that allows for the removal of certain fair value measurement disclosures from our consolidated financial statements. We do not expect the remaining disclosure requirements of ASU 2018-13 will have a material effect on our consolidated financial statements.
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
ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to apply ASU 2018-15 prospectively and are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.

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
June 30, 2019
(unaudited)

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
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2019	2018 (a)	2019	2018 (a)
	in millions

Operating lease expense:
Operating lease cost	$10.5	$11.7	$21.2	$23.8
Short-term lease cost	1.9	—	4.0	—
Total operating lease expense	$12.4	$11.7	$25.2	$23.8

(a)
Amounts reflect operating lease expense recorded under Accounting Standards Codification (ASC) 840, Leases (ASC 840), prior to adoption of ASU 2016-02 on January 1, 2019. Accordingly, amounts are not necessarily comparable.

For information regarding certain related-party lease arrangements, see note 13.

The following table provides certain other details of our operating leases at June 30, 2019:

For the six months ended June 30, 2019 (in millions):
Operating cash flows from operating leases	$22.9
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$9.1

Weighted-average remaining lease term (in years)	5.9 years

Weighted-average discount rate (b)	6.7%

(a)	Represents non-cash transactions associated with operating leases entered into during six months ended June 30, 2019.

(b)
We use a credit-adjusted discount rate to measure our operating lease liabilities. We derive the discount rates associated with each of our borrowing groups starting with a risk free rate, generally the U.S. Treasury Bill rate. To determine credit risk, we create an industry benchmark credit default swap (CDS) curve from an observable high-yield debt index using comparable telecommunication companies as a proxy. We then determine the maximum curve shift against this CDS curve derived from our own tradable debt within each borrowing group, and make adjustments to correct for the collateralized interest rate spread by comparing unsecured debt to asset-backed securities (secured debt) trades, which is based on the spread between the BB- and B+ industrial curves. We determine the discount factor from this adjusted curve for each borrowing group.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of June 30, 2019 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on June 30, 2019 exchange rates.

Years ending December 31:
2019 (remainder of year)	$20.2
2020	35.3
2021	28.3
2022	23.0
2023	18.4
2024	15.5
Thereafter	27.4
Total operating lease liabilities on an undiscounted basis	168.1
Amount representing interest	(31.7)
Present value of operating lease liabilities	$136.4

Current portion	$31.3

Noncurrent portion	$105.1

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
June 30, 2019
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

Cash	$0.9
Trade receivables	11.1
Other current assets	3.2
Property and equipment	148.8
Goodwill	50.4
Long-term deferred tax assets	31.3
Other assets	2.6
Accounts payable	(28.2)
Other accrued and current liabilities	(33.0)
Other long-term liabilities	(14.2)
Noncontrolling interest (a)	(11.6)
Total purchase price (b)	$161.3

(a)	Amount represents the estimated aggregate fair value of the noncontrolling interest in UTS as of the effective March 31, 2019 acquisition date.

(b)
Excludes $3 million of direct acquisition costs, including $1 million incurred during 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Our condensed consolidated statements of operations for each of the three and six months ended June 30, 2019 include revenue of $33 million and net earnings of $3 million attributable to UTS.
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
June 30, 2019
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$6.8	$12.1	$18.9	$30.7	$82.1	$112.8
Foreign currency forward contracts and other	11.2	—	11.2	14.1	—	14.1
Total	$18.0	$12.1	$30.1	$44.8	$82.1	$126.9

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$32.3	$94.7	$127.0	$23.9	$41.4	$65.3
Foreign currency forward contracts	0.4	—	0.4	—	—	—
Total	$32.7	$94.7	$127.4	$23.9	$41.4	$65.3

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $4 million and ($9 million) during the three months ended June 30, 2019 and 2018, respectively, and $6 million and ($21 million) during the six months ended June 30, 2019 and 2018, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Cross-currency and interest rate derivative contracts	$(75.8)	$94.2	$(145.8)	$55.3
Foreign currency forward contracts and other	(3.2)	20.9	(2.2)	18.3
Total	$(79.0)	$115.1	$(148.0)	$73.6

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Six months ended June 30,
	2019	2018
	in millions

Operating activities	$17.1	$(17.0)
Investing activities	3.8	(3.1)
Financing activities	(0.3)	—
Total	$20.6	$(20.1)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $9 million.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	7.6
	$56.3	COP	180,000.0	7.1

VTR Finance	$1,260.0	CLP	854,020.0	3.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,555.0	4.8

VTR Finance	$207.6	3.6

Liberty Puerto Rico	$850.0	7.0

Cabletica	$53.5	4.0

(a)	Includes forward-starting derivative instruments.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,640.0	0.5

Liberty Puerto Rico	$922.5	0.5
Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow us to benefit from declines in market rates. At June 30, 2019, the total U.S. dollar notional amount of our interest rate cap was $73 million and the related weighted average remaining contractual life of our interest rate cap was 4.0 years. Our interest rate cap is held by our Liberty Puerto Rico borrowing group.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at June 30, 2019 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	(0.03)%
VTR Finance	(0.09)%
Liberty Puerto Rico	(0.21)%
Cabletica	0.17%
Liberty Latin America borrowing groups	(0.06)%

Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward contracts was $164 million and the related weighted average remaining contractual life of our foreign currency forward contracts was 0.5 years. All of our our foreign currency forward contracts are held by our VTR Finance borrowing group.

(6)	Fair Value Measurements
General
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of June 30, 2019 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at June 30, 2019 and December 31, 2018 were $31 million and $36 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains (losses) of $4 million and ($7 million) during the three months ended June 30, 2019 and 2018, respectively, and $5 million and ($12 million) during the six months ended June 30, 2019 and 2018, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At June 30, 2019 and December 31, 2018, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $36 million and $35 million, respectively.
Nonrecurring Fair Value Measurements
Conversion Option – Convertible Notes
As further described and defined in note 9, our Convertible Notes include a Conversion Option that we bifurcated from the Convertible Notes and recorded at fair value upon issuance as an equity component in our condensed consolidated statement of equity. The fair value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which was established using the present value of cash flows associated with such instrument based on a 5-year tenor and an estimated yield rate of 6.7%, which is a Level 2 input. The fair value of the equity component was determined by deducting the fair value of the liability component from the proceeds received on issuance of the Convertible Notes.
Other
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisitions and impairment assessments. We did not perform any significant nonrecurring fair value measurements related to these assessments during the six months ended June 30, 2019.

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
During the first quarter of 2019, we received the remaining outstanding insurance settlement amount of $67 million, of which $33 million and $34 million have been presented as operating and investing activities, respectively, in our condensed consolidated statement of cash flows. With respect to the cash received, $37 million, $27 million and $3 million was provided to C&W, Liberty Puerto Rico and our Corporate operations, respectively.
Prior to 2019, we received net advance payments of $54 million associated with the initial insurance claim filed in connection with the Hurricanes, of which $30 million was received during the first half of 2018 and was provided to Liberty Puerto Rico. The net advance received during the first half of 2018 was included in operating activities in our condensed consolidated statement of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

(8)	Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2019
	in millions

C&W	$4,325.6	$50.4	$(16.8)	$4,359.2
VTR/Cabletica	530.0	1.2	14.7	545.9
Liberty Puerto Rico	277.7	—	—	277.7
Total	$5,133.3	$51.6	$(2.1)	$5,182.8

Based on the results of our October 1, 2018 goodwill impairment test, declines in the estimated fair value of certain C&W reporting units, particularly with respect to our Panamanian reporting unit, which had a goodwill balance of $976 million at June 30, 2019, could result in the need to record additional goodwill impairment charges. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of C&W. Any such impairment charges could be significant.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2019	December 31, 2018
	in millions

Distribution systems	$4,345.8	$4,115.0
Customer premises equipment (CPE)	1,790.4	1,606.0
Support equipment, buildings and land	1,461.3	1,398.8
	7,597.5	7,119.8
Accumulated depreciation	(3,235.9)	(2,882.9)
Total	$4,361.6	$4,236.9

During the six months ended June 30, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $26 million and $35 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	June 30, 2019	December 31, 2018
	in millions
Gross carrying amount:
Customer relationships	$1,510.5	$1,509.7
Licenses and other	186.5	186.8
Total gross carrying amount	1,697.0	1,696.5
Accumulated amortization:
Customer relationships	(596.6)	(504.7)
Licenses and other	(32.0)	(26.1)
Total accumulated amortization	(628.6)	(530.8)
Net carrying amount	$1,068.4	$1,165.7

(9)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2019			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

		in millions

Convertible Notes (d)	2.00%	—	$—	$403.9	$—	$402.5	$—
C&W Credit Facilities	5.40%	$750.0	750.0	1,946.8	2,135.6	1,943.6	2,193.6
C&W Notes	6.81%	—	—	2,176.5	1,724.7	2,110.0	1,781.6
VTR Finance Senior Notes	6.88%	—	—	1,303.2	1,265.0	1,260.0	1,260.0
VTR Credit Facilities	6.64%	(e)	251.3	253.8	245.7	256.4	250.7
LPR Bank Facility	6.15%	40.0	40.0	918.2	905.4	922.5	942.5
Cabletica Credit Facilities	10.47%	(f)	15.0	126.4	122.2	127.7	124.7
Vendor financing (g)	4.98%	—	—	140.2	157.6	140.2	157.6
Total debt before premiums, discounts and deferred financing costs	6.11%		$1,056.3	$7,269.0	$6,556.2	$7,162.9	$6,710.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2019	December 31, 2018
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,162.9	$6,710.7
Premiums, discounts and deferred financing costs, net (d)	(140.5)	(41.5)
Total carrying amount of debt	7,022.4	6,669.2
Finance lease obligations	10.6	12.9
Total debt and finance lease obligations	7,033.0	6,682.1
Less: Current maturities of debt and finance lease obligations	(172.4)	(302.5)
Long-term debt and finance lease obligations	$6,860.6	$6,379.6

(a)
Represents the weighted average interest rate in effect at June 30, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the Conversion Option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.4% at June 30, 2019; excluding the discount on the Convertible Notes associated with the Conversion Option, the weighted average interest rate was 6.1%. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2019, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2019 compliance reporting requirements. At June 30, 2019, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of the $78 million discount recorded during the second quarter of 2019 in connection with the Conversion Option, as further described below.

(e)
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $57 million and $95 million for the six months ended June 30, 2019 and 2018, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in repayments of debt and finance lease obligations in our condensed consolidated statements of cash flows.

2019 Financing Transactions
Liberty Latin America – Convertible Notes
In June 2019, Liberty Latin America issued $403 million principal amount of 2.0% convertible senior notes (the Convertible Notes) due July 15, 2024. Interest on the Convertible Notes is payable semi-annually on January 15 and July 15, beginning on January 15, 2020. The Convertible Notes are general unsecured obligations of the Company, are subordinated to all of our other debt and structurally subordinated to all liabilities of our subsidiaries.
Conversion Rights. Subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes), the Convertible Notes may be converted at a conversion rate initially equal to 44.9767 Class C common shares per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $22.23 per Class C common share), the “Conversion Option”. Any conversions of the Convertible Notes may be settled, at the election of the Company, in cash, Class C common shares or a combination thereof.
The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on January 12, 2024, only under the following circumstances:

•
during any calendar quarter commencing after September 30, 2019 (and only during such calendar quarter), if the last reported sale price of our Class C common shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day;

•
during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Class C common shares and the conversion rate on each such trading day;

•	if we give notice of redemption, as described below; or

•	upon the occurrence of specified corporate transactions.
On and after January 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of the foregoing circumstances.
As of June 30, 2019, we determined the Conversion Option should be bifurcated from the debt host instrument (the Convertible Notes) and accounted for as a separate financial instrument that qualifies for equity classification. Accordingly, we bifurcated the Conversion Option from the Convertible Notes and initially recorded the estimated fair value of $78 million as additional paid-in capital and debt discount. The debt discount will be accreted through interest expense, using the effective interest method, through maturity of the Convertible Notes or when the Conversion Option no longer qualifies for equity classification, if ever.
Redemption Rights. Other than a redemption for a change in certain tax laws, we may not redeem the Convertible Notes prior to July 19, 2022. On or after July 19, 2022 but prior to the 85th scheduled trading day immediately preceding July 15, 2024, we may redeem all or a portion of the notes for cash, if the last reported sale price of our Class C common shares has been at least 130% of the conversion price then in effect on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption and (ii) the trading day immediately preceding the date we provide such notice.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Other. If a fundamental change (as defined in the indenture) occurs, holders of the Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate transactions that occur prior to the maturity date of the Convertible Notes or the delivery of a notice of redemption, we will increase the applicable conversion rate for a holder who elects to convert in connection with such corporate transactions or notice of redemption in certain circumstances by a number of additional Class C common shares, as described in the related indenture.
We used a portion of the net proceeds from the issuance of the Convertible Notes to fund the cost of the Capped Calls, as defined and further described in note 12, and expect to use the remaining funds for other general corporate purposes.
C&W
2019 C&W Senior Notes. On March 25, 2019, we repaid in full the outstanding principal amount under the 2019 C&W Senior Notes for total consideration of £91 million ($120 million at the transaction date), including accrued interest of £7 million ($9 million at the transaction date).
C&W Revolving Credit Facility. In connection with the UTS Acquisition during the first quarter of 2019, we borrowed $170 million on the C&W Revolving Credit Facility. As further described below, the outstanding principal amount of the C&W Revolving Credit Facility, including accrued interest, was repaid in full during the second quarter of 2019.
2027 C&W Senior Notes Add-on A. In April 2019, C&W issued an additional $300 million aggregate principal amount, at 99.205% of par, under the existing 2027 C&W Senior Notes indenture dated August 16, 2017 (the 2027 C&W Senior Notes Add-on A). The terms and conditions of the 2027 C&W Senior Notes Add-on A are consistent with the original indenture.
The net proceeds from the 2027 C&W Senior Notes Add-on A were primarily used to (i) repay in full the $170 million outstanding principal amount under the C&W Revolving Credit Facility and (ii) redeem $115 million of aggregate principal amount of the 2022 C&W Senior Notes according to the redemption terms of the related indenture, comprising (a) a 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes.
2027 C&W Senior Secured Notes. In April 2019, Sable issued $400 million principal amount, at 99.195% of par, of 5.750% senior secured notes, due September 7, 2027 (the 2027 C&W Senior Secured Notes). Interest on the 2027 C&W Senior Secured Notes is payable semi-annually on January 7 and July 7.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

The net proceeds from the 2027 C&W Senior Secured Notes were primarily used to (i) redeem $150 million of aggregate principal amount under the 2022 C&W Senior Notes according to the redemption terms of the indenture, comprising (a) the 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes, and (ii) repay $235 million of aggregate principal amount under the C&W Term Loan B-4 Facility.
The details of our outstanding C&W Notes as of June 30, 2019 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions
Senior Secured Notes:
2027 C&W Senior Secured Notes	September 7, 2027	5.750%	$400.0	$400.0	$403.5	$391.4
Senior Notes:
2022 C&W Senior Notes (b) (c)	August 1, 2022	6.875%	$210.0	210.0	217.7	213.4
2026 C&W Senior Notes	October 15, 2026	7.500%	$500.0	500.0	523.4	493.5
2027 C&W Senior Notes	September 15, 2027	6.875%	$1,000.0	1,000.0	1,031.9	990.1
Total				$2,110.0	$2,176.5	$2,088.4

(a)	Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.

(b)	Carrying values of the 2022 C&W Senior Notes (previously known as the Sable Senior Notes) include the impact of premiums recorded in connection with the acquisition accounting for the C&W Acquisition.

(c)	Subsequent to June 30, 2019, the remaining aggregate principal amount of the 2022 C&W Senior Notes were called for redemption and will be fully repaid in August 2019.
Subsequent Event – 2027 C&W Senior Notes Add-on B. In July 2019, C&W issued an additional $220 million aggregate principal amount, at 103.625% of par, under the existing 2027 C&W Senior Notes indenture dated August 16, 2017 (the 2027 C&W Senior Notes Add-on B). The terms and conditions of the 2027 C&W Senior Notes Add-on B are consistent with the original indenture.
The net proceeds from the 2027 C&W Senior Notes Add-on B will be primarily used to redeem the remaining aggregate principal amount of the 2022 C&W Senior Notes of $210 million, which were called for redemption in July 2019 according to the redemption terms of the related indenture, comprising (a) a 103.438% redemption price and (b) accrued and unpaid interest on the redeemed notes.
Liberty Puerto Rico
LPR Second Lien Term Loan. During the second quarter of 2019, Liberty Puerto Rico repaid $20 million of the principal outstanding under the LPR Second Lien Term Loan.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Maturities of Debt
Maturities of our debt as of June 30, 2019 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2019 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America	Consolidated
	in millions
Years ending December 31:
2019 (remainder of year)	$42.4	$59.2	$—	$—	$—	$101.6
2020	33.3	40.2	—	—	—	73.5
2021	124.2	—	—	—	—	124.2
2022	224.3	103.8	850.0	—	—	1,178.1
2023	123.1	152.6	72.5	127.7	—	475.9
2024	3.0	1,260.0	—	—	402.5	1,665.5
Thereafter	3,544.1	—	—	—	—	3,544.1
Total debt maturities	4,094.4	1,615.8	922.5	127.7	402.5	7,162.9
Premiums, discounts and deferred financing costs, net	(26.2)	(21.0)	(7.5)	(3.6)	(82.2)	(140.5)
Total debt	$4,068.2	$1,594.8	$915.0	$124.1	$320.3	$7,022.4
Current portion	$64.9	$99.4	$—	$—	$—	$164.3
Noncurrent portion	$4,003.3	$1,495.4	$915.0	$124.1	$320.3	$6,858.1

(10)	Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2019, we have approximately $475 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.

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
Income tax expense was $30 million and $42 million during the three months ended June 30, 2019 and 2018, respectively, and $34 million and $58 million during the six months ended June 30, 2019 and 2018, respectively. This represents an effective income tax rate of 36.1% and (295.0%) for the three months ended June 30, 2019 and 2018, respectively, and 28.6% and 249.6% for the six months ended June 30, 2019 and 2018, respectively, including items treated discretely.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

For the three and six months ended June 30, 2019, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent items, such as non-taxable income. Additionally for the six months ended June 30, 2019, our effective tax rate reflects the beneficial effects of a change in the Barbados and Grenada statutory tax rates.
For the three and six months ended June 30, 2018 the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances and negative effects of non-deductible expenses. These negative impacts to our effective tax rates were partially offset by the beneficial effects of changes in uncertain tax positions and non-taxable income.
Subsequent to June 30, 2019, we closed certain tax assessments, and as a result, expect to reduce our uncertain tax positions by approximately $240 million during the third quarter of 2019.

(12)	Equity
Capped Calls
In connection with the issuance of our Convertible Notes, Liberty Latin America entered into capped call option contracts (the Capped Calls). The Capped Calls are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls cover, initially, the number of the Company’s Class C common shares underlying the Convertible Notes of 18.1 million. The Capped Calls have an initial strike price of $22.2337 per Class C common share and an initial cap price of $31.7625 per Class C common share, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, and expire on July 15, 2024. The Capped Calls are not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts are indexed to our Class C common shares and therefore classified within shareholders’ equity. The aggregate premiums paid for the Capped Calls of $46 million are included in additional paid-in capital in our condensed consolidated statement of equity.
Conversion Option – Convertible Notes
In connection with the issuance of the Convertible Notes, we recorded $77 million in additional paid-in capital in our condensed consolidated statement of equity for the Conversion Option, which represents the fair value of the Conversion Option at issuance less $1 million of allocated transaction fees and costs. For additional information see notes 6 and 9.
Noncontrolling interests
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
We have certain agreements with Liberty Global plc (Liberty Global), collectively the “LG Agreements,” as further described below. During the three and six months ended June 30, 2019, we incurred expenses of $3 million and $6 million, respectively, associated with the LG Agreements. During the three and six months ended June 30, 2018, we incurred expenses of $2 million and $4 million, respectively. In addition, we acquired capital assets associated with the LG Agreements of $6 million and $7 million during the six months ended June 30, 2019 and 2018, respectively. These expenses and capital asset acquisitions are cash settled. The following summarizes the primary terms of the LG Agreements:

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
June 30, 2019
(unaudited)

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

The following table provides details of our significant related-party balances with Liberty Global:

	June 30, 2019	December 31, 2018
	in millions
Assets:
Other current assets	$3.8	$3.2

Current liabilities:
Accounts payable	$3.9	$7.0
Other accrued and current liabilities	7.8	3.5
Total current liabilities	$11.7	$10.5

(14)	Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019	$7.6	$18.0	$25.6
Restructuring charges	15.7	5.8	21.5
Cash paid	(17.3)	(7.9)	(25.2)
Foreign currency translation adjustments	(0.2)	0.4	0.2
Restructuring liability as of June 30, 2019	$5.8	$16.3	$22.1

Current portion	$5.8	$10.6	$16.4
Noncurrent portion	—	5.7	5.7
Total	$5.8	$16.3	$22.1

Our restructuring charges during the six months ended June 30, 2019, primarily relate to employee severance and termination costs associated with reorganization programs at C&W and VTR.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

(15)	Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Included in:
Other operating expense	$0.3	$0.1	$0.5	$0.2
SG&A expense	15.1	8.6	29.6	15.0
Total	$15.4	$8.7	$30.1	$15.2

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and C common shares held by our employees and our board of directors as of June 30, 2019:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	3,451,651	$21.92	5.6
Exercisable	984,659	$25.54	4.5
Class C common shares:
Outstanding	6,956,267	$21.99	5.6
Exercisable	2,022,511	$25.78	4.4

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	321,604	2.7
Class C common shares	643,017	2.7
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	335,293	1.2
Class C common shares	670,588	1.2

During the six months ended June 30, 2019, we granted SARs with respect to 1,056,100 Class A common shares and 2,112,200 Class C common shares, which have weighted average exercise prices of $19.91 and $20.03, respectively, and weighted average grant-date fair values of $6.91 and $7.04, respectively. We also granted RSUs during the six months ended June 30, 2019 with respect to 220,837 Class A common shares and 441,674 Class C common shares, which have weighted average grant-date fair values of $19.94 and $20.03, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Weighted average shares outstanding - basic and dilutive	181,504,385	171,278,819	181,271,878	171,254,577

We reported losses attributable to Liberty Latin America shareholders during the three and six months ended June 30, 2019 and 2018. As a result, the potentially dilutive effect at June 30, 2019 and 2018 of the following items was not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 18.1 million and nil, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 15.8 million and 14.3 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.3 million and 1.2 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.

(17)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other commitments. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2019:

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$62.7	$61.3	$24.8	$2.2	$1.4	$0.9	$—	$153.3
Network and connectivity commitments	52.4	49.3	39.4	13.1	12.7	12.1	13.4	192.4
Purchase commitments	146.5	44.2	17.5	1.1	0.6	—	—	209.9
Other commitments (a)	14.9	5.4	3.3	2.4	2.0	2.9	9.4	40.3
Total (b)	$276.5	$160.2	$85.0	$18.8	$16.7	$15.9	$22.8	$595.9

(a)	Amounts include certain commitments under the Services Agreement and the Facilities Sharing Agreement, as further described in note 13.

(b)	The commitments included in this table do not reflect any liabilities that are included in our June 30, 2019 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $217 million and $197 million during the six months ended June 30, 2019 and 2018, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2019 and 2018, see note 5.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Adjusted OIBDA, a non-GAAP measure, is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income or loss before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income is presented below.
As of June 30, 2019, our reportable segments are as follows:
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

C&W (a)	$606.6	$583.7	$1,176.4	$1,169.2
VTR/Cabletica (b)	274.5	260.2	551.0	524.0
Liberty Puerto Rico	103.8	80.3	202.4	142.1
Intersegment eliminations	(2.0)	(2.1)	(4.2)	(3.3)
Total	$982.9	$922.1	$1,925.6	$1,832.0

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	The amounts presented for the 2018 periods exclude the revenue of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

C&W (a)	$235.4	$223.6	$457.9	$452.7
VTR/Cabletica (b)	112.3	105.1	219.2	210.1
Liberty Puerto Rico	51.6	35.7	99.5	53.7
Corporate	(11.9)	(11.0)	(23.4)	(22.3)
Total	$387.4	$353.4	$753.2	$694.2

(a)	The amounts presented exclude the pre-acquisition Adjusted OIBDA of UTS, which was acquired on March 31, 2019.

(b)	The amounts presented for the 2018 periods exclude the Adjusted OIBDA of Cabletica, which was acquired on October 1, 2018.
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Total Adjusted OIBDA	$387.4	$353.4	$753.2	$694.2
Share-based compensation expense	(15.4)	(8.7)	(30.1)	(15.2)
Depreciation and amortization	(222.0)	(207.6)	(439.3)	(409.9)
Impairment, restructuring and other operating items, net	(6.5)	(12.9)	(27.0)	(46.6)
Operating income	143.5	124.2	256.8	222.5
Interest expense	(119.8)	(109.4)	(235.5)	(211.9)
Realized and unrealized gains (losses) on derivative instruments, net	(79.0)	115.1	(148.0)	73.6
Foreign currency transaction gains (losses), net	(19.5)	(120.6)	12.7	(104.7)
Losses on debt modification and extinguishment	(9.5)	—	(9.5)	(13.0)
Other income, net	2.6	4.8	5.0	10.1
Earnings (loss) before income taxes	$(81.7)	$14.1	$(118.5)	$(23.4)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
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

	Six months ended June 30,
	2019	2018
	in millions

C&W (a)	$145.7	$169.2
VTR/Cabletica (b)	117.1	116.0
Liberty Puerto Rico	39.1	115.0
Corporate	3.3	11.4
Total property and equipment additions	305.2	411.6
Assets acquired under capital-related vendor financing arrangements	(26.0)	(35.0)
Assets acquired under finance leases	(0.2)	(0.9)
Changes in current liabilities related to capital expenditures	16.4	49.4
Total capital expenditures	$295.4	$425.1

(a)	The amounts presented exclude the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

(b)	The amount presented for the 2018 period excludes the property and equipment additions of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended June 30, 2019
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$46.8	$108.3	$35.3	$—	$190.4
Broadband internet	65.5	105.3	43.6	—	214.4
Fixed-line telephony	26.7	25.9	5.9	—	58.5
Total subscription revenue	139.0	239.5	84.8	—	463.3
Non-subscription revenue (c)	14.9	8.3	5.6	—	28.8
Total residential fixed revenue	153.9	247.8	90.4	—	492.1
Residential mobile revenue:
Service revenue (b)	142.1	15.9	—	—	158.0
Interconnect, equipment sales and other (d)	22.2	3.5	—	—	25.7
Total residential mobile revenue	164.3	19.4	—	—	183.7
Total residential revenue	318.2	267.2	90.4	—	675.8
B2B revenue:
Service revenue (e)	226.8	7.3	13.4	(0.4)	247.1
Subsea network revenue (f)	61.6	—	—	(1.6)	60.0
Total B2B revenue	288.4	7.3	13.4	(2.0)	307.1
Total	$606.6	$274.5	$103.8	$(2.0)	$982.9

(a)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(b)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services.

(c)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(d)	These amounts include $13 million of revenue from sales of mobile handsets and other devices.

(e)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office (SOHO)), medium and large enterprises and, on a wholesale basis, other telecommunication operators. These amounts also include $9 million of revenue from sales of mobile handsets and other devices.

(f)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

	Three months ended June 30, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$43.2	$99.7	$29.8	$—	$172.7
Broadband internet	56.4	96.2	32.4	—	185.0
Fixed-line telephony	25.9	32.1	4.6	—	62.6
Total subscription revenue	125.5	228.0	66.8	—	420.3
Non-subscription revenue	16.9	6.3	4.4	—	27.6
Total residential fixed revenue	142.4	234.3	71.2	—	447.9
Residential mobile revenue:
Service revenue	151.1	16.0	—	—	167.1
Interconnect, equipment sales and other (c)	21.6	3.7	—	—	25.3
Total residential mobile revenue	172.7	19.7	—	—	192.4
Total residential revenue	315.1	254.0	71.2	—	640.3
B2B revenue:
Service revenue (d)	204.2	6.2	9.1	(0.5)	219.0
Subsea network revenue	64.4	—	—	(1.6)	62.8
Total B2B revenue	268.6	6.2	9.1	(2.1)	281.8
Total	$583.7	$260.2	$80.3	$(2.1)	$922.1

(a)	The amounts presented exclude the revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	These amounts include $11 million of revenue from sales of mobile handsets and other devices.

(d)	These amounts include $9 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

	Six months ended June 30, 2019
	C&W (a)	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$90.7	$217.1	$70.3	$—	$378.1
Broadband internet	125.7	210.2	85.4	—	421.3
Fixed-line telephony	51.0	53.4	11.6	—	116.0
Total subscription revenue	267.4	480.7	167.3	—	915.4
Non-subscription revenue	29.9	17.0	10.9	—	57.8
Total residential fixed revenue	297.3	497.7	178.2	—	973.2
Residential mobile revenue:
Service revenue	277.1	31.6	—	—	308.7
Interconnect, equipment sales and other (c)	41.2	6.9	—	—	48.1
Total residential mobile revenue	318.3	38.5	—	—	356.8
Total residential revenue	615.6	536.2	178.2	—	1,330.0
B2B revenue:
Service revenue (d)	439.3	14.8	24.2	(1.0)	477.3
Subsea network revenue	121.5	—	—	(3.2)	118.3
Total B2B revenue	560.8	14.8	24.2	(4.2)	595.6
Total	$1,176.4	$551.0	$202.4	$(4.2)	$1,925.6

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	These amounts include $20 million of revenue from sales of mobile handsets and other devices.

(d)	These amounts include $13 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

	Six months ended June 30, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$85.9	$199.4	$53.1	$—	$338.4
Broadband internet	110.1	192.8	57.7	—	360.6
Fixed-line telephony	52.8	66.7	8.1	—	127.6
Total subscription revenue	248.8	458.9	118.9	—	826.6
Non-subscription revenue	32.4	13.8	6.8	—	53.0
Total residential fixed revenue	281.2	472.7	125.7	—	879.6
Residential mobile revenue:
Service revenue	306.2	32.3	—	—	338.5
Interconnect, equipment sales and other (c)	43.7	6.9	—	—	50.6
Total residential mobile revenue	349.9	39.2	—	—	389.1
Total residential revenue	631.1	511.9	125.7	—	1,268.7
B2B revenue:
Service revenue (d)	414.1	12.1	16.4	(0.7)	441.9
Subsea network revenue	124.0	—	—	(2.6)	121.4
Total B2B revenue	538.1	12.1	16.4	(3.3)	563.3
Total	$1,169.2	$524.0	$142.1	$(3.3)	$1,832.0

(a)	The amounts presented exclude the revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	These amounts include $23 million of revenue from sales of mobile handsets and other devices.

(d)	These amounts include $15 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2019
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended June 30,		Six months ended June 30,
	2019	2018 (a)	2019	2018 (a)
	in millions

Panama	$142.6	$151.8	$282.9	$300.1
Networks & LatAm (b)	85.0	89.3	173.7	175.8
Jamaica	99.3	86.3	192.3	174.8
The Bahamas	52.5	56.7	106.1	119.7
Barbados	37.4	37.4	74.9	75.9
Trinidad and Tobago	40.5	38.6	80.1	77.3
Chile	241.9	260.2	485.9	524.0
Costa Rica (c)	32.5	—	65.0	—
Puerto Rico	103.4	79.8	201.4	141.4
Other (d)	147.8	122.0	263.3	243.0
Total	$982.9	$922.1	$1,925.6	$1,832.0

(a)	Amounts for 2018 have been reclassified to exclude intercompany revenue within each geographic region, which conforms with current period presentation.

(b)
The amounts represent wholesale and managed services revenue from various jurisdictions across the Caribbean and Latin America, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial networks.

(c)	Represents revenue associated with Cabletica, which was acquired on October 1, 2018.

(d)
The amounts relate to a number of countries in which C&W has less significant operations, all but one of which are located in Latin America and the Caribbean. Additionally, the amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2018 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2019.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2018 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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
Operations
At June 30, 2019, we (i) owned and operated fixed networks that passed 7,335,900 homes and served 5,926,500 revenue generating units (RGUs), comprising 2,529,900 broadband internet subscribers, 1,956,500 video subscribers and 1,440,100 fixed-line telephony subscribers and (ii) served 3,669,600 mobile subscribers.
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
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended June 30, 2019 was to the Chilean peso as 24.6% of our revenue during the period was derived from VTR. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control Cabletica and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. In October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and, prior to October 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
Effective October 1, 2018, following the Cabletica Acquisition, the VTR segment became the VTR/Cabletica segment. In the discussion and analysis of the three and six months ended June 30, 2019 as compared the corresponding periods in 2018, we refer to the segment as VTR/Cabletica. For additional information regarding the composition of our segments, see note 18 to our condensed consolidated financial statements. For additional information regarding the Cabletica Acquisition, see note 4 to our condensed consolidated financial statements.
On April 1, 2019, certain B2B operations in Puerto Rico were transferred from our C&W segment to our Liberty Puerto Rico segment. This did not have a significant impact on the financial results of our C&W or Liberty Puerto Rico segments.
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

The following table sets forth revenue by reportable segment:

	Three months ended June 30,		Increase
	2019	2018	$	%
	in millions, except percentages

C&W	$606.6	$583.7	$22.9	3.9
VTR/Cabletica	274.5	260.2	14.3	5.5
Liberty Puerto Rico	103.8	80.3	23.5	29.3
Intersegment eliminations	(2.0)	(2.1)	0.1	N.M.
Total	$982.9	$922.1	$60.8	6.6

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$1,176.4	$1,169.2	$7.2	0.6
VTR/Cabletica	551.0	524.0	27.0	5.2
Liberty Puerto Rico	202.4	142.1	60.3	42.4
Intersegment eliminations	(4.2)	(3.3)	(0.9)	N.M.
Total	$1,925.6	$1,832.0	$93.6	5.1
N.M. — Not Meaningful.
Consolidated. The increases during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include (i) increases of $24 million and $60 million, respectively, at Liberty Puerto Rico, primarily attributable to recovery following the Hurricanes, (ii) increases of $66 million and $98 million, respectively, attributable to the impact of acquisitions and (iii) decreases of $31 million and $63 million, respectively, attributable to the impact of FX. Excluding the effects of acquisitions and FX, revenue increased $26 million or 2.8% and $59 million or 3.2%, respectively. The organic increases primarily include (i) decreases of $3 million and $13 million, respectively, at C&W, (ii) increases of $6 million and $13 million, respectively, at VTR/Cabletica and (iii) increases of $24 million and $60 million, respectively, at Liberty Puerto Rico, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$46.8	$43.2	$3.6	8.3
Broadband internet	65.5	56.4	9.1	16.1
Fixed-line telephony	26.7	25.9	0.8	3.1
Total subscription revenue	139.0	125.5	13.5	10.8
Non-subscription revenue	14.9	16.9	(2.0)	(11.8)
Total residential fixed revenue	153.9	142.4	11.5	8.1
Residential mobile revenue:
Service revenue	142.1	151.1	(9.0)	(6.0)
Interconnect, equipment sales and other	22.2	21.6	0.6	2.8
Total residential mobile revenue	164.3	172.7	(8.4)	(4.9)
Total residential revenue	318.2	315.1	3.1	1.0
B2B revenue:
Service revenue	226.8	204.2	22.6	11.1
Subsea network revenue	61.6	64.4	(2.8)	(4.3)
Total B2B revenue	288.4	268.6	19.8	7.4
Total	$606.6	$583.7	$22.9	3.9

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$90.7	$85.9	$4.8	5.6
Broadband internet	125.7	110.1	15.6	14.2
Fixed-line telephony	51.0	52.8	(1.8)	(3.4)
Total subscription revenue	267.4	248.8	18.6	7.5
Non-subscription revenue	29.9	32.4	(2.5)	(7.7)
Total residential fixed revenue	297.3	281.2	16.1	5.7
Residential mobile revenue:
Service revenue	277.1	306.2	(29.1)	(9.5)
Interconnect, equipment sales and other	41.2	43.7	(2.5)	(5.7)
Total residential mobile revenue	318.3	349.9	(31.6)	(9.0)
Total residential revenue	615.6	631.1	(15.5)	(2.5)
B2B revenue:
Service revenue	439.3	414.1	25.2	6.1
Subsea network revenue	121.5	124.0	(2.5)	(2.0)
Total B2B revenue	560.8	538.1	22.7	4.2
Total	$1,176.4	$1,169.2	$7.2	0.6
The details of the changes in C&W’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below (in millions):

	Three-month period	Six-month period
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.0	$15.8
ARPU (b)	(3.4)	(4.9)
Decrease in residential fixed non-subscription revenue (c)	(2.5)	(2.8)
Total increase in residential fixed revenue	2.1	8.1
Decrease in residential mobile service revenue (d)	(16.0)	(35.2)
Decrease in residential mobile interconnect, equipment sales and other (e)	(0.9)	(4.0)
Increase in B2B service revenue (f)	12.4	17.6
Increase (decrease) in B2B subsea network revenue	(0.9)	0.4
Total organic decrease	(3.3)	(13.1)
Impact of the UTS Acquisition	32.9	32.9
Impact of FX	(6.7)	(12.6)
Total	$22.9	$7.2

(a)	The increases are primarily attributable to higher broadband internet and video RGUs.

(b)	The decreases are primarily due to the net effect of (i) lower ARPU from fixed-line telephony and video services and (ii) higher ARPU from broadband internet services.

(c)	The decreases are primarily attributable to lower interconnect revenue, mainly due to lower (i) mobile termination rates on our fixed network in various C&W markets and (ii) volumes in Panama.

(d)	The decreases are primarily attributable to (i) lower ARPU in Panama, other C&W markets, and the Bahamas, and (ii) lower average subscribers in Panama, the Bahamas and other C&W markets.

(e)	The decrease during the six-month comparison is primarily attributable to decreased volumes of handset sales, primarily in our Cayman Islands operations, the Bahamas and other C&W markets.

(f)
The increases are primarily due to the net effect of (i) higher managed services revenue, largely driven by Panama, Jamaica and Networks & LatAm, and (ii) increased interconnect revenue, primarily associated with higher volumes in Jamaica. In addition, the three and six-month comparisons also include an increase (decrease) of $1 million and ($4 million), respectively, associated with a change in the timing of revenue for directory services recognized within the year. These amounts also include decreases related to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment.

VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$108.3	$99.7	$8.6	8.6
Broadband internet	105.3	96.2	9.1	9.5
Fixed-line telephony	25.9	32.1	(6.2)	(19.3)
Total subscription revenue	239.5	228.0	11.5	5.0
Non-subscription revenue	8.3	6.3	2.0	31.7
Total residential fixed revenue	247.8	234.3	13.5	5.8
Residential mobile revenue:
Service revenue	15.9	16.0	(0.1)	(0.6)
Interconnect, equipment sales and other	3.5	3.7	(0.2)	(5.4)
Total residential mobile revenue	19.4	19.7	(0.3)	(1.5)
Total residential revenue	267.2	254.0	13.2	5.2
B2B service revenue	7.3	6.2	1.1	17.7
Total	$274.5	$260.2	$14.3	5.5

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$217.1	$199.4	$17.7	8.9
Broadband internet	210.2	192.8	17.4	9.0
Fixed-line telephony	53.4	66.7	(13.3)	(19.9)
Total subscription revenue	480.7	458.9	21.8	4.8
Non-subscription revenue	17.0	13.8	3.2	23.2
Total residential fixed revenue	497.7	472.7	25.0	5.3
Residential mobile revenue:
Service revenue	31.6	32.3	(0.7)	(2.2)
Interconnect, equipment sales and other	6.9	6.9	—	—
Total residential mobile revenue	38.5	39.2	(0.7)	(1.8)
Total residential revenue	536.2	511.9	24.3	4.7
B2B service revenue	14.8	12.1	2.7	22.3
Total	$551.0	$524.0	$27.0	5.2
The details of the changes in VTR/Cabletica’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below (in millions):

	Three-month period	Six-month period
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.4	$3.7
ARPU (b)	0.8	2.0
Increase (decrease) in residential fixed non-subscription revenue	0.2	(0.8)
Total increase in residential fixed revenue	2.4	4.9
Increase in residential mobile service revenue (c)	1.5	2.6
Increase in residential mobile interconnect, equipment sales and other	0.2	0.7
Increase in B2B service revenue (d)	1.8	4.3
Total organic increase	5.9	12.5
Impact of the Cabletica Acquisition	32.6	65.1
Impact of FX	(24.2)	(50.6)
Total	$14.3	$27.0

(a)	The increases are primarily attributable to the net effect of (i) higher broadband internet RGUs and (ii) lower fixed-line telephony RGUs.

(b)
The increases are primarily due to the net effect of (i) higher ARPU from broadband internet services, (ii) lower ARPU from fixed-line telephony services, (iii) an improvement in RGU mix, and (iv) lower ARPU from video services.

(c)	The increases are primarily due to the net effect of (i) higher average numbers of mobile subscribers and (ii) lower ARPU from mobile services.

(d)	The increases are primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony RGUs.

Liberty Puerto Rico. Due to the significant impact of the Hurricanes on the operations of our Liberty Puerto Rico segment during the 2018 periods, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after the Hurricanes. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the (i) three months ended June 30, 2019, March 31, 2019 and June 30, 2018 and (ii) six months ended June 30, 2019 and 2018 is set forth below:

	Three months ended			Six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$35.3	$35.0	$29.8	$70.3	$53.1
Broadband internet	43.6	41.8	32.4	85.4	57.7
Fixed-line telephony	5.9	5.7	4.6	11.6	8.1
Total subscription revenue	84.8	82.5	66.8	167.3	118.9
Non-subscription revenue	5.6	5.3	4.4	10.9	6.8
Total residential fixed revenue	90.4	87.8	71.2	178.2	125.7
B2B service revenue	13.4	10.8	9.1	24.2	16.4
Total	$103.8	$98.6	$80.3	$202.4	$142.1

The increases in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are primarily attributable to recovery following the Hurricanes.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, and (iii) B2B service revenue, each reflective of changes during the three months ended June 30, 2019, as compared to the three months ended March 31, 2019 (in millions).

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.4
ARPU (b)	0.9
Increase in residential fixed non-subscription revenue	0.3
Total increase in residential fixed revenue	2.6
Increase in B2B service revenue (c)	2.6
Total	$5.2

(a)	The increase is primarily attributable to an increase in broadband internet RGUs.

(b)	The increase is primarily attributable to higher ARPU from broadband internet services.

(c)	The increase primarily relates to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment.

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
The following tables set forth programming and other direct costs of services by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$132.6	$130.2	$2.4	1.8
VTR/Cabletica	72.3	70.4	1.9	2.7
Liberty Puerto Rico	23.5	19.7	3.8	19.3
Intersegment eliminations	(2.0)	(1.9)	(0.1)	N.M.
Total	$226.4	$218.4	$8.0	3.7

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$264.1	$260.4	$3.7	1.4
VTR/Cabletica	147.9	140.9	7.0	5.0
Liberty Puerto Rico	46.4	36.2	10.2	28.2
Intersegment eliminations	(4.2)	(3.3)	(0.9)	N.M.
Total	$454.2	$434.2	$20.0	4.6

N.M. — Not Meaningful.
Consolidated. The increases in programming and other direct costs of services during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $13 million and $24 million, respectively, attributable to the impact of acquisitions and decreases of $8 million and $17 million, respectively, due to FX. Excluding the effects of acquisitions and FX, our programming and other direct costs of services increased $3 million or 1.3% and $13 million or 3.0%, respectively. The organic increases primarily include (i) an increase for the six-month comparison of $3 million at C&W, (ii) an increase (decrease) of ($1 million) and $1 million, respectively, at VTR/Cabletica and (iii) increases of $4 million and $10 million, respectively, at Liberty Puerto Rico, as further discussed below.

C&W. The increases in C&W’s programming and other direct costs of services during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include an increase of $4 million attributable to the impact of the UTS Acquisition and decreases of $2 million and $4 million, respectively, due to FX. Excluding the effects of the UTS Acquisition and FX, C&W’s programming and other direct costs of services remained relatively flat for the three-month comparison and increased $3 million or 1.3% for the six-month comparison. These changes include the following factors:

•	Higher costs related to B2B managed services projects in Panama and Jamaica;

•
An increase in interconnect and access costs of $2 million or 3.3% for the three-month comparison, primarily due to the net effect of (i) an increase in wholesale call volumes in Jamaica, (ii) the beneficial impact of the reassessment of an accrual during 2019 and (iii) lower rates; and

•
A decrease in programming and copyright costs of $1 million or 3.9% for the three-month comparison, primarily due to the net effect of (i) lower content costs, including the beneficial impact of the reassessment of content accruals across several markets in 2019, and (ii) higher costs associated with an increase in subscribers during 2019.

VTR/Cabletica. The increases in VTR/Cabletica’s programming and other direct costs of services during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $10 million and $20 million, respectively, attributable to the Cabletica Acquisition and decreases of $6 million and $13 million, respectively, attributable to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s programming and other direct costs of services increased (decreased) ($1 million) or (1.8%) and $1 million or 0.4%, respectively. These changes include the following factors:

•
Decreases in interconnect and access costs of $4 million or 19.8% and $3 million and 9.4%, respectively, primarily due to (i) net decreases in interconnect costs resulting from lower rates, and (ii) decreases in MVNO charges due to lower rates, which resulted from the renegotiation of our contract during the fourth quarter of 2018; and

•
Increases in programming and copyright costs of $2 million or 3.7% and $3 million or 3.2%, respectively, primarily due to the net effect of (i) increases in certain premium and basic content costs, primarily resulting from higher rates, (ii) net decreases in the foreign currency impact of programming contracts denominated in U.S. dollars, driven by the impact of hedge accounting, and (iii) higher costs associated with video-on-demand (VoD) services and catch-up television.

Liberty Puerto Rico. Programing and other direct costs of services for Liberty Puerto Rico increased during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, primarily due to increases in programming and copyright costs of $4 million or 21.1% and $11 million or 35.7%, respectively, mostly attributable to credits received from programming vendors in 2018 resulting from the Hurricanes of $3 million and $10 million, respectively.
Other operating expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.
The following tables set forth other operating expenses by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$119.1	$118.1	$1.0	0.8
VTR/Cabletica	41.5	37.8	3.7	9.8
Liberty Puerto Rico	14.6	12.7	1.9	15.0
Total other operating expenses excluding share-based compensation expense	175.2	168.6	6.6	3.9
Share-based compensation expense	0.3	0.1	0.2	200.0
Total	$175.5	$168.7	$6.8	4.0

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$227.0	$232.7	$(5.7)	(2.4)
VTR/Cabletica	85.5	77.5	8.0	10.3
Liberty Puerto Rico	28.9	26.7	2.2	8.2
Intersegment eliminations	—	(0.1)	0.1	N.M.
Total other operating expenses excluding share-based compensation expense	341.4	336.8	4.6	1.4
Share-based compensation expense	0.5	0.2	0.3	150.0
Total	$341.9	$337.0	$4.9	1.5
N.M. — Not Meaningful.
Consolidated. The increases in other operating expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $15 million and $23 million, respectively, attributable to the impact of acquisitions and decreases of $5 million and $10 million, respectively, attributable to FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our other operating expenses decreased $3 million or 2.0% and $8 million or 2.3%, respectively. The organic decreases primarily include (i) decreases of $7 million and $12 million, respectively, at C&W, (ii) an increase of $2 million for each of the three and six-month comparisons at VTR/Cabletica and (iii) an increase of $2 million for each of the three and six-month comparisons at Liberty Puerto Rico, as further discussed below.
C&W. The changes in C&W’s other operating expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, primarily include an increase of $9 million attributable to the impact of the UTS Acquisition and decreases of $2 million and $3 million due to FX, respectively. Excluding the effects of the UTS Acquisition and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $7 million or 5.8% and $12 million or 5.2%, respectively. These decreases primarily include the following factors:

•	Decreases in network-related expenses of $2 million or 5.0% and $4 million or 5.1%, respectively, primarily due to (i) lower maintenance costs and (ii) hurricane restoration costs in the prior year;

•
Decreases in bad debt and collection expenses of $4 million or 29.1% and $3 million or 16.9%, respectively, primarily due to the net effect of (i) improved collections during the first half of 2019 and (ii) a $3 million recovery in the first quarter of 2018 related to provisions established following the impacts of Hurricanes Irma and Maria; and

•	Decreases of $1 million and $3 million, respectively, in revenue-based franchise fees in certain of our markets.
VTR/Cabletica. The increases in VTR/Cabletica’s other operating expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $6 million and $13 million, respectively, attributable to the Cabletica Acquisition and decreases of $4 million and $8 million, respectively, due to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $2 million or 4.0% and $2 million or 3.0%, respectively. These increases include the following factors:

•	Increases in outsourced labor and professional services of $1 million or 29.6% and $2 million or 18.9%, respectively, primarily due to increased call center volume;

•
For the six-month comparison, a decrease in network-related expenses of $1 million or 3.0%, primarily due to the net effect of (i) lower contracted labor for network access-related services, and (ii) higher costs related to CPE materials and refurbishment activity; and

•
An increase of $1 million for each comparison driven by charges incurred during 2019 for certain technical and information technology services provided to us by Liberty Global under the Services Agreement, as further described in note 13 to our condensed consolidated financial statements.

Liberty Puerto Rico. The increases in Liberty Puerto Rico’s other operating expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include the following factors:

•
Increases in network related expenses of $1 million or 53.9% and $2 million of 52.3%, respectively, primarily due to (i) higher CPE repair costs, and (ii) increases in system power expenses, as the 2018 periods were impacted by the Hurricanes;

•
An increase (decrease) in personnel costs of $1 million and ($1 million), respectively, driven by the net effect of (i) lower overtime-related personnel activities, as the 2018 periods were impacted by the Hurricanes, and (ii) a $1 million hurricane disaster relief credit, which was recognized in the second quarter of 2018 and subsequently received in the third quarter of 2018, from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the Hurricanes; and

•	Higher various other operating expenses, as the 2018 periods were impacted by the Hurricanes.
SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses.
The following tables set forth SG&A by reportable segment and our corporate category:

	Three months ended June 30,		Increase
	2019	2018	$	%
	in millions, except percentages

C&W	$119.5	$111.8	$7.7	6.9
VTR/Cabletica	48.4	46.9	1.5	3.2
Liberty Puerto Rico	14.1	12.2	1.9	15.6
Corporate	11.9	11.0	0.9	8.2
Intersegment eliminations	—	(0.2)	0.2	N.M.
Total SG&A expenses excluding share-based compensation expense	193.9	181.7	12.2	6.7
Share-based compensation expense	15.1	8.6	6.5	75.6
Total	$209.0	$190.3	$18.7	9.8

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$227.4	$223.4	$4.0	1.8
VTR/Cabletica	98.4	95.5	2.9	3.0
Liberty Puerto Rico	27.6	25.5	2.1	8.2
Corporate	23.4	22.3	1.1	4.9
Intersegment eliminations	—	0.1	(0.1)	N.M.
Total SG&A expenses excluding share-based compensation expense	376.8	366.8	10.0	2.7
Share-based compensation expense	29.6	15.0	14.6	97.3
Total	$406.4	$381.8	$24.6	6.4
N.M. — Not Meaningful.
Consolidated. The increases in SG&A expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $16 million and $19 million, respectively, attributable to the impact of acquisitions and decreases of $5 million and $12 million, respectively, due to FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $2 million or 0.9% and $3 million or 0.8%, respectively. The organic increases primarily include (i) decreases of $2 million and $5 million, respectively, at C&W, (ii) increases of $1 million and $5 million, respectively, at VTR/Cabletica and (iii) an increase of $2 million for each of the three and six-month comparisons at Liberty Puerto Rico, as further discussed below.
C&W. The increases in C&W’s SG&A expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include an increase of $11 million attributable to the impact of the UTS Acquisition and decreases of $1 million and $2 million, respectively, due to FX. Excluding the effects of the UTS Acquisition and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $2 million or 1.8% and $5 million or 2.1%, respectively. These decreases include the following factors:

•
Decreases in personnel costs of $3 million or 4.7% and $3 million or 3.1%, respectively, primarily due to lower staffing levels largely stemming from various restructuring activities, as further described below;

•	Increases in insurance expense of $2 million and $3 million, respectively, related to higher premiums;

•	A decrease in marketing and advertising expenses of $2 million or 7.3% for the six-month comparison, primarily due to timing of marketing campaigns; and

•	Net decreases resulting from other individually insignificant changes in SG&A expense categories.
VTR/Cabletica. The increases in VTR/Cabletica’s SG&A expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, include increases of $5 million and $8 million, respectively, attributable to the Cabletica Acquisition and decreases of $4 million and $10 million, respectively, due to FX. Excluding the effects of the Cabletica Acquisition and FX , VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) increased $1 million or 1.5% and $5 million or 4.9%, respectively. These increases include the following factors:

•
Increases in professional services of $2 million or 41.6% and $3 million or 41.4%, respectively, primarily due to increased information technology costs associated with the implementation of a business support system;

•
For the six-month comparison, an increase in sales, marketing and advertising expenses of $2 million or 5.0%, primarily due to the net effect of (i) higher sales commissions to third-party dealers, and (ii) lower costs associated with advertising campaigns;

•	For this six-month comparison, a decrease in facilities-related expenses of $1 million or 6.7%, primarily due to lower lease costs; and

•
For the three-month comparison, a decrease in personnel costs of $1 million or 3.4%, primarily due to the net effect of (i) lower bonus accruals as a result of a restructuring program implemented in 2019, and (ii) annual wage increases.

Liberty Puerto Rico. The increases in Liberty Puerto Rico’s SG&A expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are primarily attributable to higher personnel costs of $1 million or 32.4% and $2 million or 17.3%, respectively, mostly driven by a $1 million hurricane disaster relief credit, which was recognized in the second quarter of 2018 and subsequently received in the third quarter of 2018, from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the Hurricanes.
Corporate. The increases in Corporate’s SG&A expenses during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are primarily attributable to higher personnel costs.

Adjusted OIBDA
Adjusted OIBDA, a non-GAAP measure, is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 18 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$235.4	$223.6	$11.8	5.3
VTR/Cabletica	112.3	105.1	7.2	6.9
Liberty Puerto Rico	51.6	35.7	15.9	44.5
Corporate	(11.9)	(11.0)	(0.9)	8.2
Total	$387.4	$353.4	$34.0	9.6

	Six months ended June 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$457.9	$452.7	$5.2	1.1
VTR/Cabletica	219.2	210.1	9.1	4.3
Liberty Puerto Rico	99.5	53.7	45.8	85.3
Corporate	(23.4)	(22.3)	(1.1)	4.9
Total	$753.2	$694.2	$59.0	8.5
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	%

C&W	38.8	38.3	38.9	38.7
VTR/Cabletica	40.9	40.4	39.8	40.1
Liberty Puerto Rico	49.7	44.5	49.2	37.8
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above. During the three and six months ended June 30, 2018, the Adjusted OIBDA of Liberty Puerto Rico was adversely impacted by the Hurricanes. Accordingly, the increases in Liberty Puerto Rico’s Adjusted OIBDA margin in the three and six months ended June 30, 2019 are primarily the result of the recovery from the Hurricanes.
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $7 million and $15 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These increases are primarily due to share-based incentive awards granted during 2019 and 2018.
For additional information regarding our share-based compensation, see note 15 to our condensed consolidated financial statements.

Depreciation and amortization expense
Our depreciation and amortization expense increased $14 million or 6.9% and $29 million or 7.2% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. Excluding the impacts of FX and acquisitions, depreciation and amortization expense increased $8 million or 3.7% and $23 million or 5.5%, respectively. The organic increases are primarily due to the net effect of (i) increases in property and equipment additions, primarily associated with the expansion and upgrade of our networks and other capital initiatives, the installation of customer premises equipment, and baseline and product and enablers-related additions, and (ii) decreases associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $7 million and $13 million during the three months ended June 30, 2019 and 2018, respectively, and $27 million and $47 million during the six months ended June 30, 2019 and 2018, respectively.
During the three months ended June 30, 2019 and 2018, we incurred $4 million and $6 million, respectively, of restructuring charges. During the 2019 period, restructuring charges primarily comprise contract termination costs mainly at VTR and C&W. During the 2018 period, restructuring charges primarily comprise employee severance and termination costs related to certain reorganization activities, primarily at VTR and C&W. Additionally, we incurred $1 million and $4 million, respectively, of direct acquisition and disposition costs.
During the six months ended June 30, 2019 and 2018, we incurred $22 million and $32 million, respectively, of restructuring charges, which include $16 million and $29 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at VTR and C&W. Additionally, we incurred $4 million and $11 million, respectively, of direct acquisition and disposition costs.
For additional information regarding our restructuring charges, see note 14 to our condensed consolidated financial statements.

Interest expense
Our interest expense increased $10 million and $24 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018, primarily due to higher average outstanding debt balances and higher weighted-average interest rates.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Cross-currency and interest rate derivative contracts (a)	$(75.8)	$94.2	$(145.8)	$55.3
Foreign currency forward contracts and other	(3.2)	20.9	(2.2)	18.3
Total	$(79.0)	$115.1	$(148.0)	$73.6

(a)
The gains (losses) during the three and six months ended June 30, 2019 and 2018 are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2019 periods include net gains of $4 million and $6 million, respectively, and the gains during the 2018 periods include net losses of $9 million and $21 million, respectively, resulting from changes in our credit risk valuation adjustments.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$2.1	$(112.8)	$28.4	$(86.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(23.4)	(11.8)	(8.7)	(12.3)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	15.2	(3.7)	4.7
Other	1.8	(11.2)	(3.3)	(11.1)
Total	$(19.5)	$(120.6)	$12.7	$(104.7)
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of $10 million during each of the three and six months ended June 30, 2019, respectively, and nil and $13 million during the three and six months ended June 30, 2018, respectively. The 2019 loss primarily relates to the redemptions of our 2022 C&W Senior Notes.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.
Other income, net
We recognized other income, net, of $3 million and $5 million during the three and six months ended June 30, 2019, respectively, and $5 million and $10 million during the three and six months ended June 30, 2018, respectively. The amounts for the 2019 periods primarily relate to interest income. The amounts for the 2018 periods primarily relate to pension-related credits and interest income.
Income tax expense
Income tax expense was $30 million and $42 million during the three months ended June 30, 2019 and 2018, respectively, and $34 million and $58 million during the six months ended June 30, 2019 and 2018, respectively.
For the three and six months ended June 30, 2019, the income tax expense attributable to our loss before income taxes differs from the expected income tax expense of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent items, such as non-taxable income. Additionally for the six months ended June 30, 2019, our effective tax rate reflects the beneficial effects of a change in the Barbados and Grenada statutory tax rates.
For the three and six months ended June 30, 2018, the income tax expense attributable to our loss before income taxes differs from the expected income tax expense of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the detrimental effects of international rate differences, increases in valuation allowances, and negative effects of non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of changes in uncertain tax positions and non-taxable income.
For additional information regarding our income taxes, see note 11 to our condensed consolidated financial statements.

Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Operating income	$143.5	$124.2	$256.8	$222.5
Net non-operating expenses	$(225.2)	$(110.1)	$(375.3)	$(245.9)
Income tax expense	$(29.5)	$(41.6)	$(33.9)	$(58.4)
Net loss	$(111.2)	$(27.5)	$(152.4)	$(81.8)
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
Net earnings attributable to noncontrolling interests
We reported net earnings attributable to noncontrolling interests of $5 million during each of the three and six months ended June 30, 2019 and $15 million and $5 million during the three and six months ended June 30, 2018, respectively. The decrease during the 2019 three-month period, as compared to corresponding 2018 period, is mostly attributable to net decreases in earnings of our less-than-wholly-owned subsidiaries at C&W, primarily in Panama.
For information regarding increased ownership in C&W Jamaica, see note 12 to our condensed consolidated financial statements.
Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2019, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2019. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$395.6
Unrestricted subsidiaries (b)	11.7
Total Liberty Latin America and unrestricted subsidiaries	407.3
Borrowing groups (c):
C&W	389.3
VTR Finance	121.0
Liberty Puerto Rico	22.3
Cabletica	17.5
Total borrowing groups	550.1
Total cash and cash equivalents	$957.4

(a)
Represents the amount held by Liberty Latin America on a standalone basis, which includes the proceeds resulting from the offering of the Convertible Notes, net of issue costs and payments for the Capped Calls.

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
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such subsidiaries at June 30, 2019, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our condensed consolidated financial statements.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our June 30, 2019 consolidated debt (total principal amount of debt and finance lease obligations outstanding, net of projected derivative principal-related cash payments (receipts)) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2019 was 4.8x. In addition, the ratio of our June 30, 2019 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2019 was 4.1x. These ratios, which were calculated on a latest two quarters annualized basis, include the impact of 0.3x and nil, respectively, related to the Convertible Notes.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2019, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2019, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $7,174 million, including $172 million that is classified as current in our condensed consolidated balance sheet and $6,865 million that is not due until 2022 or thereafter. At June 30, 2019, $6,770 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. For additional information concerning our debt, including our debt maturities and certain refinancing transactions subsequent to June 30, 2019, see note 9 to our condensed consolidated financial statements.
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

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six months ended June 30,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$431.4	$398.0	$33.4
Net cash used by investing activities	(421.4)	(424.5)	3.1
Net cash provided by financing activities	320.4	223.3	97.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	(15.3)	17.8
Net increase in cash, cash equivalents and restricted cash	$332.9	$181.5	$151.4
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase from our Adjusted OIBDA and related working capital items, including changes resulting from insurance receipts as discussed below, (ii) an increase in cash related to derivative instruments, as we received $17 million during the 2019 period and made net payments of $17 million during the 2018 period, (iii) increased interest payments and (iv) lower payments of taxes. During the first half of 2019, $33 million of the cash received associated with the final insurance settlement for the Hurricanes was reflected as an operating cash inflow. During the first half of 2018, we received $30 million of net advance payments from our third-party insurance provider associated with the then outstanding insurance settlement claims resulting from the Hurricanes.
Investing Activities. The decrease in net cash used by our investing activities is primarily attributable $160 million of cash used for the UTS Acquisition in March 2019, which was more than offset by a decrease in cash used capital expenditures, as further discussed below, and $34 million of cash received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our condensed consolidated financial statements.
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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2019	2018
	in millions

Property and equipment additions	$305.2	$411.6
Assets acquired under capital-related vendor financing arrangements	(26.0)	(35.0)
Assets acquired under finance leases	(0.2)	(0.9)
Changes in current liabilities related to capital expenditures	16.4	49.4
Capital expenditures	$295.4	$425.1
The decrease in our property and equipment additions during the six months ended June 30, 2019, as compared to the corresponding period in 2018, is primarily due to the net effect of (i) a decrease of $92 million and $20 million in expenditures by Liberty Puerto Rico and C&W, respectively, and (ii) excluding the impact of hurricane restoration activities, an increase in the expansion and upgrade of our networks and other capital initiatives. During the six months ended June 30, 2019 and 2018, our property and equipment additions represented 15.8% and 22.5% of revenue, respectively. Our property and equipment additions as a percentage of revenue decreased primarily due to declines in property and equipment additions at Liberty Puerto Rico together with an increase in revenue at Liberty Puerto Rico following the recovery from the Hurricanes.
Financing Activities. During the six months ended June 30, 2019, we received $320 million in net cash from financing activities, primarily due to $395 million of net borrowings of debt, which was slightly offset by $46 million of cash used related to the purchase of the Capped Calls and $25 million related to payments of financing costs and debt premiums. The net borrowings of debt primarily relate to the issuance of the Convertible Notes, as further described in note 9 to our condensed consolidated financial statements. During the six months ended June 30, 2018, we received $223 million in net cash from financing activities, due in part to $253 million in net borrowings of debt, primarily at VTR, and $18 million in capital contributions from funds affiliated with Searchlight Capital Partners, L.P.. These cash inflows were partially offset by $20 million in distributions to C&W Panama, a noncontrolling interest owner, and $20 million of cash used in connection with the C&W Jamaica NCI Acquisition.
Adjusted Free Cash Flow
We define adjusted free cash flow, a non-GAAP measure, as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, (ii) expenses financed by an intermediary and (iii) insurance recoveries related to damaged and destroyed property and equipment, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on finance leases. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2019	2018
	in millions

Net cash provided by operating activities	$431.4	$398.0
Cash payments for direct acquisition and disposition costs	0.6	1.3
Expenses financed by an intermediary (a)	56.8	94.9
Capital expenditures	(295.4)	(425.1)
Recovery on damaged or destroyed property and equipment	33.9	—
Distributions to noncontrolling interest owners	(2.5)	(19.8)
Principal payments on amounts financed by vendors and intermediaries	(105.9)	(105.0)
Principal payments on finance leases	(2.5)	(3.8)
Adjusted free cash flow	$116.4	$(59.5)

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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2019:

	Payments due during							Total
	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$101.6	$73.5	$124.2	$1,178.1	$475.9	$1,665.5	$3,544.1	$7,162.9
Finance leases (excluding interest)	7.2	1.9	0.5	0.2	0.2	0.2	0.4	10.6
Operating leases	20.2	35.3	28.3	23.0	18.4	15.5	27.4	168.1
Programming commitments	62.7	61.3	24.8	2.2	1.4	0.9	—	153.3
Network and connectivity commitments	52.4	49.3	39.4	13.1	12.7	12.1	13.4	192.4
Purchase commitments	146.5	44.2	17.5	1.1	0.6	—	—	209.9
Other commitments	14.9	5.4	3.3	2.4	2.0	2.9	9.4	40.3
Total (a)	$405.5	$270.9	$238.0	$1,220.1	$511.2	$1,697.1	$3,594.7	$7,937.5
Projected cash interest payments on debt and finance lease obligations (b)	$210.6	$440.3	$436.6	$386.0	$341.7	$275.0	$465.2	$2,555.4

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2019 condensed consolidated balance sheet other than (i) debt and (ii) capital and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($314 million at June 30, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 11 to our condensed consolidated financial statements.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 9 to our condensed consolidated financial statements. For information concerning our operating lease obligations, see note 3 to our condensed consolidated financial statements. For information concerning our commitments, see note 17 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2019 and 2018, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2018 Form 10-K. The following discussion updates selected numerical information to June 30, 2019.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At June 30, 2019, $120 million or 12.6% of our cash balance was denominated in Chilean pesos.
Foreign Currency Exchange Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2019	December 31, 2018
Spot rates:
Chilean peso	678.72	694.00
Jamaican dollar	130.72	128.59

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average rates:
Chilean peso	683.88	621.77	675.87	612.15
Jamaican dollar	132.14	127.25	131.44	126.51
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At June 30, 2019, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2019:

i.
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 101 billion or $148 million; and

ii.
an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the VTR Finance cross-currency and interest rate derivative contracts by approximately CLP 11 billion or $16 million.

C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $94 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $50 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$5.1	$11.1	$2.1	$8.0	$19.4	$13.8	$23.1	$82.6
Principal-related (b)	—	—	—	5.6	—	(7.7)	(2.6)	(4.7)
Other (c)	(1.3)	(1.1)	—	—	—	—	—	(2.4)
Total	$3.8	$10.0	$2.1	$13.6	$19.4	$6.1	$20.5	$75.5

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. As remediation has not yet been completed, the Executives concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2019.
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
Management’s Remediation Plans

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

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Indenture, dated June 28, 2019, between Liberty Latin America Ltd. and The Bank of New York Mellon relating to Liberty Latin America Ltd.’s 2.00% Convertible Senior Notes due 2024.*
10.1	Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32.1	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 6, 2019	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 6, 2019	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer