Form 10-Q
period 2019-09-30
Liberty Latin America Ltd.
filed 2019-11-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2019 was: 48,773,157 Class A; 1,934,686 Class B; and 131,136,248 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,004.1	$631.0
Trade receivables, net of allowances of $148.7 million and $144.4 million, respectively	629.0	607.3
Prepaid expenses	67.3	73.2
Other current assets, net	232.1	333.3
Total current assets	1,932.5	1,644.8

Goodwill	4,973.0	5,133.3
Property and equipment, net	4,282.0	4,236.9
Intangible assets subject to amortization, net	986.9	1,165.7
Intangible assets not subject to amortization	561.5	562.5
Other assets, net	806.4	703.4
Total assets	$13,542.3	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2019	December 31, 2018

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$295.3	$297.4
Current portion of deferred revenue	163.4	161.7
Current portion of debt and finance lease obligations	181.6	302.5
Accrued capital expenditures	52.6	75.0
Accrued interest	80.5	118.7
Accrued income taxes	26.5	29.8
Accrued payroll and employee benefits	84.7	86.0
Other accrued and current liabilities	638.7	537.6
Total current liabilities	1,523.3	1,608.7
Long-term debt and finance lease obligations	6,906.3	6,379.6
Deferred tax liabilities	389.8	543.0
Deferred revenue	210.2	239.0
Other long-term liabilities	581.0	552.9
Total liabilities	9,610.6	9,323.2

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,697,612 and 48,501,803 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,934,817 and 1,935,949 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 130,972,040 and 130,526,158 shares issued and outstanding, respectively	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,563.0	4,494.1
Accumulated deficit	(1,489.4)	(1,367.0)
Accumulated other comprehensive loss, net of taxes	(51.3)	(16.3)
Total Liberty Latin America shareholders	3,024.1	3,112.6
Noncontrolling interests	907.6	1,010.8
Total equity	3,931.7	4,123.4
Total liabilities and equity	$13,542.3	$13,446.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions, except share and per share amounts

Revenue	$966.8	$925.2	$2,892.4	$2,757.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	218.5	218.3	672.7	652.5
Other operating	177.9	165.5	519.8	502.5
Selling, general and administrative (SG&A)	205.8	189.0	612.2	570.8
Depreciation and amortization	226.0	204.8	665.3	614.7
Impairment, restructuring and other operating items, net	208.3	8.8	235.3	55.4
	1,036.5	786.4	2,705.3	2,395.9
Operating income (loss)	(69.7)	138.8	187.1	361.3
Non-operating income (expense):
Interest expense	(123.9)	(110.2)	(359.4)	(322.1)
Realized and unrealized gains (losses) on derivative instruments, net	51.4	8.9	(96.6)	82.5
Foreign currency transaction losses, net	(110.8)	(16.4)	(98.1)	(121.1)
Losses on debt modification and extinguishment	(3.5)	—	(13.0)	(13.0)
Other income (expense), net	4.4	(12.0)	9.4	(1.9)
	(182.4)	(129.7)	(557.7)	(375.6)
Earnings (loss) before income taxes	(252.1)	9.1	(370.6)	(14.3)
Income tax benefit (expense)	182.4	(27.9)	148.5	(86.3)
Net loss	(69.7)	(18.8)	(222.1)	(100.6)
Net loss (earnings) attributable to noncontrolling interests	105.0	(6.7)	99.7	(11.6)
Net earnings (loss) attributable to Liberty Latin America shareholders	$35.3	$(25.5)	$(122.4)	$(112.2)

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.19	$(0.15)	$(0.67)	$(0.65)

Weighted average shares outstanding - basic	181,588,912	171,378,608	181,378,721	171,299,958
Weighted average shares outstanding - diluted	181,943,750	171,378,608	181,378,721	171,299,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Net loss	$(69.7)	$(18.8)	$(222.1)	$(100.6)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(6.8)	(66.6)	(32.5)	(110.4)
Reclassification adjustments included in net loss	(0.8)	(0.1)	(4.3)	2.6
Pension-related adjustments and other, net	3.2	(0.4)	1.3	8.0
Other comprehensive loss	(4.4)	(67.1)	(35.5)	(99.8)
Comprehensive loss	(74.1)	(85.9)	(257.6)	(200.4)
Comprehensive loss (earnings) attributable to noncontrolling interests	105.3	(6.2)	100.2	(9.2)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$31.2	$(92.1)	$(157.4)	$(209.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2018	$0.5	$—	$1.2	$4,404.2	$(1,108.5)	$(87.8)	$3,209.6	$1,351.8	$4,561.4
Net loss	—	—	—	—	(25.5)	—	(25.5)	6.7	(18.8)
Other comprehensive loss	—	—	—	—	—	(66.6)	(66.6)	(0.5)	(67.1)
Shared-based compensation	—	—	—	10.0	—	—	10.0	0.4	10.4
Other	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Balance at September 30, 2018	$0.5	$—	$1.2	$4,413.6	$(1,134.0)	$(154.4)	$3,126.9	$1,358.4	$4,485.3

Balance at January 1, 2018, before effect of accounting change	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(112.2)	—	(112.2)	11.6	(100.6)
Other comprehensive loss	—	—	—	—	—	(97.4)	(97.4)	(2.4)	(99.8)
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Capital contribution from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(19.8)	(19.8)
Shared-based compensation	—	—	—	23.0	—	—	23.0	1.5	24.5
Other	—	—	—	1.5	—	—	1.5	—	1.5
Balance at September 30, 2018	$0.5	$—	$1.2	$4,413.6	$(1,134.0)	$(154.4)	$3,126.9	$1,358.4	$4,485.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2019	$0.5	$—	$1.3	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9
Net income	—	—	—	—	35.3	—	35.3	(105.0)	(69.7)
Other comprehensive loss	—	—	—	—	—	(4.1)	(4.1)	(0.3)	(4.4)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(0.1)	(0.1)
UTS NCI Acquisition	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Share-based compensation	—	—	—	12.9	—	—	12.9	—	12.9
Other	—	—	—	0.7	—	—	0.7	—	0.7
Balance at September 30, 2019	$0.5	$—	$1.3	$4,563.0	$(1,489.4)	$(51.3)	$3,024.1	$907.6	$3,931.7

Balance at January 1, 2019	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	(122.4)	—	(122.4)	(99.7)	(222.1)
Other comprehensive loss	—	—	—	—	—	(35.0)	(35.0)	(0.5)	(35.5)
Impact of the UTS Acquisition	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(2.6)	(2.6)
Conversion Option, net	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
UTS NCI Acquisition	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Share-based compensation	—	—	—	37.1	—	—	37.1	—	37.1
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2019	$0.5	$—	$1.3	$4,563.0	$(1,489.4)	$(51.3)	$3,024.1	$907.6	$3,931.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2019	2018
	in millions
Cash flows from operating activities:
Net loss	$(222.1)	$(100.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	45.2	26.8
Depreciation and amortization	665.3	614.7
Impairment	196.3	6.4
Amortization of debt financing costs, premiums and discounts, net	8.8	(1.9)
Realized and unrealized losses (gains) on derivative instruments, net	96.6	(82.5)
Foreign currency transaction losses, net	98.1	121.1
Losses on debt modification and extinguishment	13.0	13.0
Unrealized loss due to change in fair value of an investment	—	16.4
Deferred income tax benefit	(81.5)	(22.6)
Changes in operating assets and liabilities, net of the effect of an acquisition	(229.3)	17.9
Net cash provided by operating activities	590.4	608.7

Cash flows from investing activities:
Capital expenditures	(432.0)	(593.0)
Cash paid in connection with an acquisition, net of cash acquired	(160.4)	—
Recovery on damaged or destroyed property and equipment	33.9	—
Other investing activities, net	1.6	1.5
Net cash used by investing activities	(556.9)	(591.5)

Cash flows from financing activities:
Borrowings of debt	1,641.2	553.3
Payments of principal amounts of debt and finance lease obligations	(1,197.4)	(315.8)
Capped Calls	(45.6)	—
Payment of financing costs and debt premiums	(35.4)	(9.8)
Distributions to noncontrolling interest owners	(2.6)	(19.8)
Capital contribution from noncontrolling interest owner	—	18.0
Cash payments for the acquisition of noncontrolling interests	(5.1)	(19.7)
Other financing activities, net	(4.7)	10.9
Net cash provided by financing activities	350.4	217.1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	(15.6)

Net increase in cash, cash equivalents and restricted cash	378.5	218.7

Cash, cash equivalents and restricted cash:
Beginning of period	642.0	568.2
End of period	$1,020.5	$786.9

Cash paid for interest	$371.3	$347.7
Net cash paid for taxes	$100.2	$112.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(unaudited)

(1)	Basis of Presentation
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited (C&W) and its subsidiaries, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) LiLAC Communications and its subsidiaries, which include Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiary, Cabletica (as defined in note 4). C&W owns less than 100% of certain of its consolidated subsidiaries, including The Bahamas Telecommunications Company Limited (C&W Bahamas), Cable & Wireless Jamaica Limited (C&W Jamaica), and Cable & Wireless Panama, S.A. (C&W Panama). For information regarding the percentages of certain of our less than wholly-owned consolidated subsidiaries, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

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

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2019.

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
September 30, 2019
(unaudited)

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
For information regarding changes to our accounting policies following the adoption of ASU 2016-02, see note 3.
The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2019 is as follows:

	Balance at December 31, 2018	Cumulative catch up adjustments upon adoption	Balance at January 1, 2019
	in millions
Assets:
Other assets, net	$703.4	$141.6	$845.0

Liabilities:
Other accrued and current liabilities	$537.6	$33.9	$571.5
Other long-term liabilities	$552.9	$107.7	$660.6

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
September 30, 2019
(unaudited)

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
ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to apply ASU 2018-15 prospectively and do not believe it will have a material impact on our consolidated financial statements and related disclosures.

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
September 30, 2019
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
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 (a)	2019	2018 (a)
	in millions

Operating lease expense:
Operating lease cost	$11.0	$12.3	$32.2	$36.1
Short-term lease cost	3.6	—	7.6	—
Total operating lease expense	$14.6	$12.3	$39.8	$36.1

(a)
Amounts reflect operating lease expense recorded under Accounting Standards Codification (ASC) 840, Leases (ASC 840), prior to adoption of ASU 2016-02 on January 1, 2019. Accordingly, amounts are not necessarily comparable.

For information regarding certain related-party lease arrangements, see note 14.

The following table provides certain other details of our operating leases at September 30, 2019:

For the nine months ended September 30, 2019 (in millions):
Operating cash flows from operating leases	$33.6
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$20.1

Weighted-average remaining lease term (in years)	6.0 years

Weighted-average discount rate (b)	6.7%

(a)	Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2019.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of September 30, 2019 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on September 30, 2019 exchange rates.

Years ending December 31:
2019 (remainder of year)	$10.1
2020	36.1
2021	29.1
2022	23.6
2023	18.8
2024	16.4
Thereafter	30.9
Total operating lease liabilities on an undiscounted basis	165.0
Amount representing interest	(31.1)
Present value of operating lease liabilities	$133.9

Current portion	$30.3

Noncurrent portion	$103.6

The following table sets forth the U.S. dollar equivalents (in millions) of our operating lease commitments under ASC 840 as of December 31, 2018, which is required pursuant to ASU 2016-02 when using the effective date transition method.

Years ending December 31:
2019	$40.4
2020	34.5
2021	27.8
2022	22.7
2023	17.2
Thereafter	34.5
Total	$177.1

(4)	Acquisitions
2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in United Telecommunication Services N.V. (UTS) for a cash purchase price of $161 million, subject to certain potential post-closing adjustments, based on an enterprise value of $189 million (the UTS Acquisition). During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100%, as further described in note 13. UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility. For further information on the draw of the C&W Revolving Credit Facility, see note 10.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

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

Cash	$0.9
Trade receivables	8.4
Other current assets	3.1
Property and equipment	141.8
Goodwill	88.3
Long-term deferred tax assets	0.6
Accounts payable	(28.0)
Other accrued and current liabilities	(29.1)
Other long-term liabilities	(13.1)
Noncontrolling interest (a)	(11.6)
Total purchase price (b)	$161.3

(a)	Amount represents the estimated aggregate fair value of the noncontrolling interest in UTS as of March 31, 2019.

(b)
Excludes $3 million of direct acquisition costs, including $1 million incurred during 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 include revenue of $31 million and $64 million, respectively, and net earnings of $1 million and $4 million, respectively, attributable to UTS.
2018 Acquisition
Cabletica. On February 12, 2018, we entered into a definitive agreement to acquire certain assets and liabilities related to Televisora de Costa Rica S.A.’s (Televisora) cable operations in Costa Rica (Cabletica) based on an enterprise value of $252 million, subject to certain customary adjustments. As part of the agreement, the owners of Televisora retained a 20% ownership interest in Cabletica. On October 1, 2018, we completed the acquisition of our 80% interest (the Cabletica Acquisition) for an effective purchase price of $226 million, after working capital adjustments and deducting the value of Televisora’s retained equity interest. The Cabletica Acquisition was financed through a combination of debt and existing cash.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

We have accounted for the Cabletica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Cabletica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet of Cabletica at the October 1, 2018 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Other current assets	$6.3
Property and equipment	65.8
Goodwill (a)	159.6
Intangible assets subject to amortization (b)	52.7
Other assets	0.1
Other accrued and current liabilities	(17.7)
Non-current deferred tax liabilities	(14.6)
Other long-term liabilities	(0.7)
Noncontrolling interest (c)	(25.1)
Total purchase price (d)	$226.4

(a)
The goodwill recognized in connection with the Cabletica Acquisition is primarily attributable to the ability to take advantage of Cabletica’s existing advanced broadband communications network as a base on which to expand our footprint in the region, and to gain immediate access to potential customers.

(b)	Amount primarily includes intangible assets related to customer relationships. As of October 1, 2018, the weighted average useful life of Cabletica’s intangible assets was approximately eleven years.

(c)	Amount represents the fair value of Televisora’s interest in Cabletica as of the October 1, 2018 acquisition date.

(d)	Excludes $5 million of direct acquisition costs, including $3 million incurred during 2018.

(5)	Derivative Instruments
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$14.5	$78.5	$93.0	$30.7	$82.1	$112.8
Foreign currency forward contracts	9.8	—	9.8	14.1	—	14.1
Total	$24.3	$78.5	$102.8	$44.8	$82.1	$126.9

Liabilities – cross-currency and interest rate derivative contracts (b)	$34.8	$120.4	$155.2	$23.9	$41.4	$65.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 10). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $1 million and ($1 million) during the three months ended September 30, 2019 and 2018, respectively, and $7 million and ($22 million) during the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The derivative assets set forth in the table above exclude our Weather Derivatives, as defined and described below, as they are not accounted for at fair value. The Weather Derivatives are included in other current assets, net in our condensed consolidated balance sheet.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Cross-currency and interest rate derivative contracts	$46.6	$8.4	$(99.2)	$63.7
Foreign currency forward contracts and other (a)	4.8	0.5	2.6	18.8
Total	$51.4	$8.9	$(96.6)	$82.5

(a)
The amounts for the 2019 periods include amortization of the premium associated with our weather derivative contracts (the Weather Derivatives), which we entered into during the second quarter of 2019.

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Nine months ended September 30,
	2019	2018
	in millions

Operating activities	$7.6	$(16.4)
Investing activities	4.5	(3.0)
Financing activities	(0.3)	10.8
Total	$11.8	$(8.6)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $91 million.
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
September 30, 2019
(unaudited)

relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	7.3
	$56.3	COP	180,000.0	6.8

VTR Finance	$1,260.0	CLP	854,020.0	2.8

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,555.0	4.6

VTR Finance	$193.4	3.4

Liberty Puerto Rico	$850.0	6.8

Cabletica	$53.5	3.8

(a)	Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$3,280.0	0.8

Liberty Puerto Rico	$922.5	0.3

(a)	Includes forward-starting derivative instruments.
Interest Rate Caps
We enter into interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow us to benefit from declines in market rates. At September 30, 2019, the total U.S. dollar notional amount of our interest rate cap was $73 million and the related weighted average remaining contractual life of our interest rate cap was 3.8 years. Our interest rate cap is held by our Liberty Puerto Rico borrowing group.
Impact of Derivative Instruments on Borrowing Costs
The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at September 30, 2019 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.13%
VTR Finance	(0.09)%
Liberty Puerto Rico	0.13%
Cabletica	0.31%
Liberty Latin America borrowing groups	0.08%

Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward contracts was $147 million and the related weighted average remaining contractual life of our foreign currency forward contracts was 0.4 years. All of our foreign currency forward contracts are held by our VTR Finance borrowing group.

(6)	Fair Value Measurements
General
We use the fair value method to account for our derivative instruments and the available-for-sale method to account for our investment in United Kingdom (U.K.) Government Gilts. The reported fair values of our derivative instruments as of September 30, 2019 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S. dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at September 30, 2019 and December 31, 2018 were $24 million and $36 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains (losses) of $7 million and $3 million during the three months ended September 30, 2019 and 2018, respectively, and $12 million and ($9 million) during the nine months ended September 30, 2019 and 2018, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At September 30, 2019 and December 31, 2018, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $36 million and $35 million, respectively.
Nonrecurring Fair Value Measurements
Conversion Option – Convertible Notes
As further described and defined in note 10, our Convertible Notes include a Conversion Option that we bifurcated from the Convertible Notes and recorded at fair value upon issuance as an equity component in our condensed consolidated statement of equity. The fair value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which was established using the present value of cash flows associated with such instrument based on a 5-year tenor and an estimated yield rate of 6.7%, which is a Level 2 input. The fair value of the equity component was determined by deducting the fair value of the liability component from the proceeds received on issuance of the Convertible Notes.
Acquisitions and Impairment
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisitions and impairment assessments. During the nine months ended September 30, 2019, we performed nonrecurring valuations related to the acquisition accounting for the Cabletica Acquisition. The weighted average discount rate used in the final valuation of the customer relationships acquired as a result of the Cabletica Acquisition was approximately 14%.
During the third quarter of 2019, based on further declines in the operating results of our Panamanian reporting unit of our C&W segment, we conducted a goodwill impairment assessment of that reporting unit. We used a market-based valuation approach

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

to determine the fair value of this reporting unit. The fair value of a reporting unit using a market-based approach is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA, as defined in note 19. We determined the market multiple for the Panamanian reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the reporting unit, adjusted to reflect an appropriate control premium or discount, a “trading multiple,” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” For additional information regarding impairment charges resulting from this impairment analysis, see note 9.

(7)	Investments
A subsidiary of C&W holds a 49% interest in Telecommunications Services of Trinidad and Tobago Limited (TSTT). Our investment in TSTT is included in other assets, net, in our condensed consolidated balance sheets. Pursuant to certain conditions to the regulatory approval of the acquisition of Columbus International, Inc. by C&W in 2015, we are required to dispose of our investment in TSTT, subject to certain terms and conditions. During the third quarter of 2018, we recorded an impairment charge of $16 million due to a decline in the estimated fair value of this investment. As of September 30, 2019 and December 31, 2018, the carrying value of our investment in TSTT was $77 million. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

(8)	Insurance Recoveries
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. In October 2016, our operations in the Bahamas, which is part of our C&W segment, were significantly impacted by Hurricane Matthew.
Prior to 2019, we received net advance payments of $54 million associated with the initial insurance claim filed in connection with Hurricanes Irma and Maria, of which $50 million was received during the nine months ended September 30, 2018 ($30 million and $20 million during the first and third quarters of 2018, respectively). Of the advances received during the nine months ended September 30, 2018, $45 million was provided to Liberty Puerto Rico and $5 million was provided to C&W. The net advances received during 2018 are included in operating activities in our condensed consolidated statement of cash flows.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(9)	Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	Impairments	September 30, 2019
	in millions

C&W	$4,325.6	$88.3	$(63.6)	$(181.9)	$4,168.4
VTR/Cabletica	530.0	8.3	(11.4)	—	526.9
Liberty Puerto Rico	277.7	—	—	—	277.7
Total	$5,133.3	$96.6	$(75.0)	$(181.9)	$4,973.0

During the third quarter of 2019, based on further deterioration in the operating results of the Panamanian reporting unit of our C&W segment, we conducted a goodwill impairment assessment of that reporting unit and concluded a $182 million impairment charge was necessary. This impairment primarily resulted from the impacts of continued competition, particularly with respect to our prepaid mobile business. The accumulation of prepaid mobile subscriber losses, together with associated adverse impacts to average monthly subscription revenue per mobile subscriber, negatively impacted the actual results for the year and the expected future financial performance of the Panamanian reporting unit, resulting in the impairment during the third quarter of 2019. As of September 30, 2019, the goodwill balance of the Panamanian reporting unit was $794 million. At September 30, 2019 and December 31, 2018, our accumulated goodwill impairments were $1,348 million and $1,166 million, respectively.
If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of reporting units within C&W. Any such impairment charges could be significant.
Impairment Charges Associated with Hurricane Dorian
In September 2019, our operations in the Bahamas, which is part of our C&W segment, were impacted by Hurricane Dorian resulting in significant damage to homes, businesses and infrastructure. Based on our initial estimates of the impacts of the hurricane to our operations, during the third quarter of 2019, we recorded an impairment charge of $14 million to write-off the net carrying amount of property and equipment that was damaged beyond repair.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2019	December 31, 2018
	in millions

Distribution systems	$4,244.8	$4,115.0
Customer premises equipment (CPE)	1,746.2	1,606.0
Support equipment, buildings and land	1,482.9	1,398.8
	7,473.9	7,119.8
Accumulated depreciation	(3,191.9)	(2,882.9)
Total	$4,282.0	$4,236.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

During the nine months ended September 30, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $59 million and $40 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	September 30, 2019	December 31, 2018
	in millions
Gross carrying amount:
Customer relationships	$1,495.7	$1,509.7
Licenses and other	169.8	186.8
Total gross carrying amount	1,665.5	1,696.5
Accumulated amortization:
Customer relationships	(643.7)	(504.7)
Licenses and other	(34.9)	(26.1)
Total accumulated amortization	(678.6)	(530.8)
Net carrying amount	$986.9	$1,165.7

(10)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2019			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

		in millions

Convertible Notes (d)	2.00%	$—	$—	$403.9	$—	$402.5	$—
C&W Credit Facilities	5.14%	735.0	735.0	1,999.3	2,135.6	1,992.9	2,193.6
C&W Notes	6.81%	—	—	2,213.1	1,724.7	2,120.0	1,781.6
VTR Finance Senior Notes	6.88%	—	—	1,299.9	1,265.0	1,260.0	1,260.0
VTR Credit Facilities	6.61%	(e)	246.8	236.5	245.7	238.9	250.7
LPR Bank Facility	5.78%	40.0	40.0	919.2	905.4	922.5	942.5
Cabletica Credit Facilities	9.94%	(f)	15.0	122.4	122.2	123.6	124.7
Vendor financing (g)	4.90%	—	—	154.4	157.6	154.4	157.6
Total debt before premiums, discounts and deferred financing costs	5.97%		$1,036.8	$7,348.7	$6,556.2	$7,214.8	$6,710.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2019	December 31, 2018
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,214.8	$6,710.7
Premiums, discounts and deferred financing costs, net (d)	(131.5)	(41.5)
Total carrying amount of debt	7,083.3	6,669.2
Finance lease obligations	4.6	12.9
Total debt and finance lease obligations	7,087.9	6,682.1
Less: Current maturities of debt and finance lease obligations	(181.6)	(302.5)
Long-term debt and finance lease obligations	$6,906.3	$6,379.6

(a)
Represents the weighted average interest rate in effect at September 30, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the Conversion Option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.4% at September 30, 2019; excluding the discount on the Convertible Notes associated with the Conversion Option, the weighted average interest rate was 6.1%. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2019, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2019 compliance reporting requirements. At September 30, 2019, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(e)
The VTR Credit Facilities comprise certain CLP term loans and U.S. dollar and CLP revolving credit facilities, including unused borrowing capacity. In March 2019, the commitment under the existing CLP revolving credit facility was increased to CLP 45 billion ($62 million).

(f)	The Cabletica Credit Facilities comprise certain Costa Rican colón (CRC) and U.S. dollar term loans and a U.S. dollar revolving credit facility.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $93 million and $119 million for the nine months ended September 30, 2019 and 2018, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

cash flows. Repayments of vendor financing obligations are included in repayments of debt and finance lease obligations in our condensed consolidated statements of cash flows.
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
September 30, 2019
(unaudited)

notice of redemption in certain circumstances by a number of additional Class C common shares, as described in the related indenture.
We used a portion of the net proceeds from the issuance of the Convertible Notes to fund the cost of the Capped Calls, as defined and further described in note 13, and expect to use the remaining funds for other general corporate purposes.
C&W
2019 C&W Senior Notes. On March 25, 2019, we repaid in full the outstanding principal amount under the 2019 C&W Senior Notes for total consideration of £91 million ($120 million at the transaction date), including accrued interest of £7 million ($9 million at the transaction date).
C&W Revolving Credit Facility. In connection with the UTS Acquisition during the first quarter of 2019, we borrowed $170 million under the C&W Revolving Credit Facility. As further described below, the outstanding principal amount of the C&W Revolving Credit Facility, including accrued interest, was repaid in full during the second quarter of 2019.
2027 C&W Senior Notes Add-on A. In April 2019, C&W issued an additional $300 million aggregate principal amount (the 2027 C&W Senior Notes Add-on A), at 99.205% of par, under the existing indenture dated August 16, 2017 related to the 6.875% senior notes due September 15, 2027 (the 2027 C&W Senior Notes).
The net proceeds from the 2027 C&W Senior Notes Add-on A were primarily used to (i) repay in full the $170 million outstanding principal amount under the C&W Revolving Credit Facility and (ii) redeem $115 million of aggregate principal amount of the 2022 C&W Senior Notes according to the redemption terms of the related indenture, comprising (a) a 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $4 million, which represents the net effect of a call premium and the write-off of unamortized premiums.
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

General terms associated with the 2027 C&W Senior Secured Notes are substantially the same as those associated with the Senior Notes included in “General Information” in note 10 to our 2018 Form 10-K.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

The net proceeds from the 2027 C&W Senior Secured Notes were primarily used to (i) redeem $150 million of aggregate principal amount under the 2022 C&W Senior Notes according to the redemption terms of the indenture, comprising (a) the 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes, and (ii) repay $235 million of aggregate principal amount under the C&W Term Loan B-4 Facility. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $6 million, which primarily represents the net effect of a call premium and the write-off of unamortized premiums and discounts.
2027 C&W Senior Notes Add-on B. In July 2019, C&W issued an additional $220 million aggregate principal amount, at 103.625% of par, under the existing 2027 C&W Senior Notes indenture dated August 16, 2017 (the 2027 C&W Senior Notes Add-on B).
The net proceeds from the 2027 C&W Senior Notes Add-on B were primarily used to redeem the remaining aggregate principal amount of the 2022 C&W Senior Notes of $210 million according to the redemption terms of the related indenture, comprising (a) a 103.438% redemption price and (b) accrued and unpaid interest on the redeemed notes. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $4 million, which primarily represents the net effect of a call premium and the write-off of unamortized premiums.
The details of our outstanding C&W Notes as of September 30, 2019 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions
Senior Secured Notes:
2027 C&W Senior Secured Notes	September 7, 2027	5.750%	$400.0	$400.0	$413.9	$391.8
Senior Notes:
2026 C&W Senior Notes	October 15, 2026	7.500%	$500.0	500.0	530.9	493.7
2027 C&W Senior Notes	September 15, 2027	6.875%	$1,220.0	1,220.0	1,268.3	1,216.3
Total				$2,120.0	$2,213.1	$2,101.8

(a)	Amounts are inclusive or net of original issue premiums, discounts and deferred financing costs, as applicable.
Liberty Puerto Rico
LPR Second Lien Term Loan. During the second quarter of 2019, Liberty Puerto Rico repaid $20 million of the principal outstanding under the LPR Second Lien Term Loan.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Maturities of Debt
Maturities of our debt as of September 30, 2019 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2019 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America	Consolidated
	in millions
Years ending December 31:
2019 (remainder of year)	$43.7	$23.0	$—	$—	$—	$66.7
2020	48.7	72.4	—	—	—	121.1
2021	124.2	—	—	—	—	124.2
2022	14.3	96.7	850.0	—	—	961.0
2023	123.4	142.1	72.5	123.6	—	461.6
2024	53.5	1,260.0	—	—	402.5	1,716.0
Thereafter	3,764.2	—	—	—	—	3,764.2
Total debt maturities	4,172.0	1,594.2	922.5	123.6	402.5	7,214.8
Premiums, discounts and deferred financing costs, net	(23.3)	(19.5)	(6.9)	(3.0)	(78.8)	(131.5)
Total debt	$4,148.7	$1,574.7	$915.6	$120.6	$323.7	$7,083.3
Current portion	$83.2	$95.3	$—	$—	$—	$178.5
Noncurrent portion	$4,065.5	$1,479.4	$915.6	$120.6	$323.7	$6,904.8

Subsequent Events
For information regarding certain financing and refinancing-related transactions completed subsequent to September 30, 2019, see note 20.

(11)	Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2019, we have approximately $465 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.

(12)	Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For interim tax reporting, we estimate an annual effective tax rate that is applied to year-to-date ordinary income or loss. The tax effect of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Income tax benefit (expense) was $182 million and ($28 million) during the three months ended September 30, 2019 and 2018, respectively, and $149 million and ($86 million) during the nine months ended September 30, 2019 and 2018, respectively. This represents an effective income tax rate of (72.4)% and (306.6%) for the three months ended September 30, 2019 and 2018, respectively, and (40.1)% and 603.5% for the nine months ended September 30, 2019 and 2018, respectively, including items treated discretely.
For the three and nine months ended September 30, 2019, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net favorable changes in uncertain tax positions, international rate differences, and permanent items, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the negative effects of increases in valuation allowances and permanent items, such as non-deductible goodwill impairment and other non-deductible expenses. Additionally, for the nine months ended September 30, 2019, our effective tax rate reflects the beneficial effects of a change in the Barbados and Grenada statutory tax rates.
During the three months ended September 30, 2019, we closed certain tax assessments, and, as a result, reduced our uncertain tax positions by $244 million. Of this amount, $185 million has been reflected as a discrete tax benefit in our condensed consolidated statement of operations.
For the three and nine months ended September 30, 2018 the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, non-deductible expenses, increases in valuation allowances and changes in uncertain tax positions. These negative impacts to our effective tax rates were partially offset by the beneficial effects of non-taxable income and adjustments for inflation.

(13)	Equity
Capped Calls
In connection with the issuance of our Convertible Notes, Liberty Latin America entered into capped call option contracts (the Capped Calls). The Capped Calls are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls cover, initially, the number of the Company’s Class C common shares underlying the Convertible Notes, or 18.1 million of Class C common shares. The Capped Calls have an initial strike price of $22.2337 per Class C common share and an initial cap price of $31.7625 per Class C common share, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, and expire on July 15, 2024. The Capped Calls are not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts are indexed to our Class C common shares and therefore classified within shareholders’ equity. The aggregate premiums paid for the Capped Calls of $46 million are included in additional paid-in capital in our condensed consolidated statement of equity.
Conversion Option – Convertible Notes
In connection with the issuance of the Convertible Notes, we recorded $77 million in additional paid-in capital in our condensed consolidated statement of equity for the Conversion Option, which represents the fair value of the Conversion Option at issuance less $1 million of allocated transaction fees and costs. For additional information see notes 6 and 10.
Noncontrolling interests
During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100% for $12 million (the UTS NCI Acquisition), of which $5 million was paid during the quarter and the remaining $7 million is included in other accrued and current liabilities in our condensed consolidated balance sheet at September 30, 2019.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(14)	Related-party Transactions
We have certain agreements with Liberty Global plc (Liberty Global), collectively the “LG Agreements,” as further described below. Associated with the LG Agreements, we incurred expenses of $3 million and $9 million, respectively, during the three and nine months ended September 30, 2019 and $3 million and $7 million, respectively, during the three and nine months ended September 30, 2018, all of which are cash settled.
The following summarizes the primary terms of the LG Agreements:

•
a services agreement (the Services Agreement) for a period through December 29, 2019 with the option to renew for a one-year period, pursuant to which Liberty Global provides Liberty Latin America with specified services, including certain technical and information technology services (including software development services associated with the Connect Box and the Horizon platform, management information systems, hardware, data storage, and network and telecommunications services), access to Liberty Global’s procurement team and tools to leverage scale and take advantage of joint purchasing opportunities and certain management services;

•
a sublease agreement (the Sublease Agreement), pursuant to which Liberty Latin America subleases office space from Liberty Global in Denver, Colorado until May 31, 2031, subject to customary termination and notice provisions; and

•
a facilities sharing agreement (the Facilities Sharing Agreement), pursuant to which, for as long as the Sublease Agreement remains in effect, Liberty Latin America pays a fee for the usage of certain facilities at the office space in Denver, Colorado.

The following table provides details of our significant related-party balances with Liberty Global:

	September 30, 2019	December 31, 2018
	in millions
Assets:
Other current assets	$3.9	$3.2

Current liabilities:
Accounts payable	$3.9	$7.0
Other accrued and current liabilities	6.7	3.5
Total current liabilities	$10.6	$10.5

(15)	Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019	$7.6	$18.0	$25.6
Restructuring charges	18.7	7.7	26.4
Cash paid	(22.2)	(10.9)	(33.1)
Foreign currency translation adjustments	(0.4)	(0.7)	(1.1)
Restructuring liability as of September 30, 2019	$3.7	$14.1	$17.8

Current portion	$3.7	$9.8	$13.5
Noncurrent portion	—	4.3	4.3
Total	$3.7	$14.1	$17.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Our restructuring charges during the nine months ended September 30, 2019 primarily relate to employee severance and termination costs associated with reorganization programs at C&W and VTR.
In addition to the restructuring charges set forth in the table above, during the nine months ended September 30, 2019, we also incurred $3 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability.

(16)	Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Included in:
Other operating expense	$0.2	$0.2	$0.7	$0.4
SG&A expense	14.9	11.4	44.5	26.4
Total	$15.1	$11.6	$45.2	$26.8

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our board of directors as of September 30, 2019:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	3,486,884	$21.77	5.4
Exercisable	1,077,607	$25.16	4.4
Class C common shares:
Outstanding	7,020,360	$21.85	5.4
Exercisable	2,198,934	$25.40	4.3

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	311,854	2.5
Class C common shares	635,808	2.5
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	702,383	1.5
Class C common shares	1,392,416	1.5

During the nine months ended September 30, 2019, we granted SARs with respect to 1,130,176 Class A common shares and 2,260,352 Class C common shares, which have weighted average exercise prices of $19.64 and $19.75, respectively, and weighted average grant-date fair values of $6.80 and $6.91, respectively. We also granted RSUs during the nine months ended September 30, 2019 with respect to 234,491 Class A common shares and 468,982 Class C common shares, which have weighted average grant-date fair values of $19.71 and $19.78, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

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
In July 2019, executive officers and key employees were granted PSUs (the 2019 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) of our Adjusted OIBDA (as defined in note 19) during the two-year period ended December 31, 2020. The performance target will be adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (Adjusted OIBDA CAGR). As we use the term, the 2019 PSUs require delivery of a specified Adjusted OIBDA during the two-year performance period, with over- and under-performance payout opportunities should the Adjusted OIBDA exceed or fail to meet the target, as applicable. A performance range of 50% to 125% or more of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2019 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2019 PSUs will vest 50% on each of April 1, 2021 and October 1, 2021.
During the nine months ended September 30, 2019, we granted PSUs with respect to 366,795 Class A common shares and 733,590 Class C common shares, which were granted with weighted average grant-date fair values of $16.92 and $17.00, respectively.

(17)	Earnings or Loss per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Class A, Class B and Class C common shares of Liberty Latin America (collectively, Liberty Latin America Shares) outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our net earnings (loss) attributable to Liberty Latin America shareholders are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Net loss	$(69.7)	$(18.8)	$(222.1)	$(100.6)
Net loss (earnings) attributable to noncontrolling interests	105.0	(6.7)	99.7	(11.6)
Net earnings (loss) attributable to Liberty Latin America shareholders	$35.3	$(25.5)	$(122.4)	$(112.2)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

The details of our weighted average shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Weighted average shares outstanding:
Basic	181,588,912	171,378,608	181,378,721	171,299,958
Diluted	181,943,750	171,378,608	181,378,721	171,299,958

We reported losses attributable to Liberty Latin America shareholders during the nine months ended September, 2019 and the three and nine months ended September 30, 2018. As a result, the potentially dilutive effect at September 30, 2019 and 2018 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 18.1 million and nil, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 15.9 million and 13.2 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 2.3 million and 2.1 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.
The details of the calculations of our basic and diluted EPS for the three months ended September 30, 2019 are set forth below:

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation, in millions)	$35.3

Denominator:
Weighted average shares (basic EPS computation)	181,588,912
Incremental shares attributable to the release of PSUs and RSUs upon vesting and the assumed exercise of outstanding options (treasury stock method)	354,838
Weighted average shares (diluted EPS computation)	181,943,750

The potentially dilutive effect at September 30, 2019 of the following items was not included in the computation of diluted EPS set forth in the table above because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 18.1 million (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 15.8 million and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 0.5 million. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(18)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other commitments. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2019:

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$35.5	$71.0	$34.4	$2.3	$1.3	$0.8	$—	$145.3
Network and connectivity commitments	34.7	48.9	37.9	12.1	11.6	10.9	15.4	171.5
Purchase commitments	116.7	51.3	15.6	1.0	0.5	—	—	185.1
Other commitments (a)	11.2	5.6	3.4	2.3	2.0	2.9	9.5	36.9
Total (b)	$198.1	$176.8	$91.3	$17.7	$15.4	$14.6	$24.9	$538.8

(a)	Amounts include certain commitments under the Services Agreement and the Facilities Sharing Agreement, as further described in note 14.

(b)	The commitments included in this table do not reflect any liabilities that are included in our September 30, 2019 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $320 million and $295 million during the nine months ended September 30, 2019 and 2018, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2019 and 2018, see note 5.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income or loss before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes is presented below.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

As of September 30, 2019, our reportable segments are as follows:
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

C&W (a)	$595.9	$581.1	$1,772.3	$1,750.3
VTR/Cabletica (b)	268.4	245.9	819.4	769.9
Liberty Puerto Rico	104.3	99.6	306.7	241.7
Intersegment eliminations	(1.8)	(1.4)	(6.0)	(4.7)
Total	$966.8	$925.2	$2,892.4	$2,757.2

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	The amounts presented for the 2018 periods exclude the revenue of Cabletica, which was acquired on October 1, 2018.

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

C&W (a)	$236.2	$226.5	$694.1	$679.2
VTR/Cabletica (b)	108.5	100.1	327.7	310.2
Liberty Puerto Rico	50.8	50.0	150.3	103.7
Corporate	(15.8)	(12.6)	(39.2)	(34.9)
Total	$379.7	$364.0	$1,132.9	$1,058.2

(a)	The amounts presented exclude the pre-acquisition Adjusted OIBDA of UTS, which was acquired on March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(b)	The amounts presented for the 2018 periods exclude the Adjusted OIBDA of Cabletica, which was acquired on October 1, 2018.
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Total Adjusted OIBDA	$379.7	$364.0	$1,132.9	$1,058.2
Share-based compensation expense	(15.1)	(11.6)	(45.2)	(26.8)
Depreciation and amortization	(226.0)	(204.8)	(665.3)	(614.7)
Impairment, restructuring and other operating items, net	(208.3)	(8.8)	(235.3)	(55.4)
Operating income (loss)	(69.7)	138.8	187.1	361.3
Interest expense	(123.9)	(110.2)	(359.4)	(322.1)
Realized and unrealized gains (losses) on derivative instruments, net	51.4	8.9	(96.6)	82.5
Foreign currency transaction losses, net	(110.8)	(16.4)	(98.1)	(121.1)
Losses on debt modification and extinguishment	(3.5)	—	(13.0)	(13.0)
Other income (expense), net	4.4	(12.0)	9.4	(1.9)
Earnings (loss) before income taxes	$(252.1)	$9.1	$(370.6)	$(14.3)
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

	Nine months ended September 30,
	2019	2018
	in millions

C&W (a)	$264.9	$262.3
VTR/Cabletica (b)	166.2	164.9
Liberty Puerto Rico	56.0	139.5
Corporate	5.0	14.7
Total property and equipment additions	492.1	581.4
Assets acquired under capital-related vendor financing arrangements	(58.7)	(40.4)
Assets acquired under finance leases	(0.2)	(3.6)
Changes in current liabilities related to capital expenditures	(1.2)	55.6
Total capital expenditures	$432.0	$593.0

(a)	The amounts presented exclude the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

(b)	The amount presented for the 2018 period excludes the property and equipment additions of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended September 30, 2019
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$45.3	$105.9	$35.3	$—	$186.5
Broadband internet	66.9	103.4	44.4	—	214.7
Fixed-line telephony	26.0	24.9	5.9	—	56.8
Total subscription revenue	138.2	234.2	85.6	—	458.0
Non-subscription revenue (c)	16.7	8.2	5.3	—	30.2
Total residential fixed revenue	154.9	242.4	90.9	—	488.2
Residential mobile revenue:
Service revenue (b)	141.2	15.9	—	—	157.1
Interconnect, equipment sales and other (d)	19.4	2.6	—	—	22.0
Total residential mobile revenue	160.6	18.5	—	—	179.1
Total residential revenue	315.5	260.9	90.9	—	667.3
B2B revenue:
Service revenue (e)	218.8	7.5	13.4	(0.3)	239.4
Subsea network revenue (f)	61.6	—	—	(1.5)	60.1
Total B2B revenue	280.4	7.5	13.4	(1.8)	299.5
Total	$595.9	$268.4	$104.3	$(1.8)	$966.8

(a)	Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.

(b)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.

(c)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(d)	The total amount includes $10 million of revenue from sales of mobile handsets and other devices.

(e)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators. The total amount also includes $7 million of revenue from sales of mobile handsets and other devices.

(f)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

	Three months ended September 30, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$43.0	$94.0	$32.2	$—	$169.2
Broadband internet	57.1	92.0	36.0	—	185.1
Fixed-line telephony	25.0	29.3	5.1	—	59.4
Total subscription revenue	125.1	215.3	73.3	—	413.7
Non-subscription revenue	18.0	5.6	5.1	—	28.7
Total residential fixed revenue	143.1	220.9	78.4	—	442.4
Residential mobile revenue:
Service revenue	148.0	15.4	—	—	163.4
Interconnect, equipment sales and other (c)	20.8	3.1	—	—	23.9
Total residential mobile revenue	168.8	18.5	—	—	187.3
Total residential revenue	311.9	239.4	78.4	—	629.7
B2B revenue:
Service revenue (d)	206.8	6.5	10.1	(0.6)	222.8
Subsea network revenue	62.4	—	—	(0.8)	61.6
Total B2B revenue	269.2	6.5	10.1	(1.4)	284.4
Other revenue (e)	—	—	11.1	—	11.1
Total	$581.1	$245.9	$99.6	$(1.4)	$925.2

(a)	The amounts presented exclude the revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	The total amount includes $11 million of revenue from sales of mobile handsets and other devices.

(d)	The total amount includes $3 million of revenue from sales of mobile handsets and other devices.

(e)
Represents funds received by Liberty Puerto Rico from the U.S. Federal Communications Commission (the FCC), which were granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

	Nine months ended September 30, 2019
	C&W (a)	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$136.0	$323.0	$105.6	$—	$564.6
Broadband internet	192.6	313.6	129.8	—	636.0
Fixed-line telephony	77.0	78.3	17.5	—	172.8
Total subscription revenue	405.6	714.9	252.9	—	1,373.4
Non-subscription revenue	46.6	25.2	16.2	—	88.0
Total residential fixed revenue	452.2	740.1	269.1	—	1,461.4
Residential mobile revenue:
Service revenue	418.3	47.5	—	—	465.8
Interconnect, equipment sales and other (c)	60.6	9.5	—	—	70.1
Total residential mobile revenue	478.9	57.0	—	—	535.9
Total residential revenue	931.1	797.1	269.1	—	1,997.3
B2B revenue:
Service revenue (d)	658.1	22.3	37.6	(1.3)	716.7
Subsea network revenue	183.1	—	—	(4.7)	178.4
Total B2B revenue	841.2	22.3	37.6	(6.0)	895.1
Total	$1,772.3	$819.4	$306.7	$(6.0)	$2,892.4

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.

(c)	The total amount includes $30 million of revenue from sales of mobile handsets and other devices.

(d)	The total amount includes $20 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

	Nine months ended September 30, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$128.9	$293.4	$85.3	$—	$507.6
Broadband internet	167.2	284.8	93.7	—	545.7
Fixed-line telephony	77.8	96.0	13.2	—	187.0
Total subscription revenue	373.9	674.2	192.2	—	1,240.3
Non-subscription revenue	50.3	19.4	11.9	—	81.6
Total residential fixed revenue	424.2	693.6	204.1	—	1,321.9
Residential mobile revenue:
Service revenue	454.2	47.7	—	—	501.9
Interconnect, equipment sales and other (c)	64.5	10.0	—	—	74.5
Total residential mobile revenue	518.7	57.7	—	—	576.4
Total residential revenue	942.9	751.3	204.1	—	1,898.3
B2B revenue:
Service revenue (d)	621.0	18.6	26.5	(1.3)	664.8
Subsea network revenue	186.4	—	—	(3.4)	183.0
Total B2B revenue	807.4	18.6	26.5	(4.7)	847.8
Other revenue (e)	—	—	11.1	—	11.1
Total	$1,750.3	$769.9	$241.7	$(4.7)	$2,757.2

(a)	The amounts presented exclude the revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	The total amount includes $33 million of revenue from sales of mobile handsets and other devices.

(d)	The total amount includes $18 million of revenue from sales of mobile handsets and other devices.

(e)	Represents funds received by Liberty Puerto Rico from the FCC, which were granted to help restore and improve coverage and service quality caused by Hurricanes Irma and Maria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 (a)	2019	2018 (a)
	in millions

Panama	$136.8	$148.1	$419.7	$448.2
Networks & LatAm (b)	87.2	89.6	260.9	265.4
Jamaica	95.3	90.4	287.6	265.2
The Bahamas	50.1	54.6	156.2	174.3
Barbados	37.4	38.3	112.3	114.2
Trinidad and Tobago	40.5	40.6	120.6	117.9
Chile	235.2	245.9	721.1	769.9
Costa Rica (c)	33.3	—	98.3	—
Puerto Rico	104.0	99.0	305.4	240.4
Other (d)	147.0	118.7	410.3	361.7
Total	$966.8	$925.2	$2,892.4	$2,757.2

(a)	Amounts for 2018 have been reclassified to exclude intercompany revenue within each geographic region, which conforms with current period presentation.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

(20)	Subsequent Events
Pending Acquisition
On October 9, 2019, Leo Cable LP (Leo Cable), an indirect wholly-owned subsidiary of Liberty Latin America, and Liberty Latin America entered into a stock purchase agreement with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T Acquisition) in an all-cash transaction. The AT&T Acquisition companies provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands, excluding DIRECTV customers. The AT&T Acquisition is valued at an enterprise value of $1,950 million on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition, including related fees and expenses, through a combination of net proceeds from the 2027 LPR Senior Secured Notes and the 2019 SPV Credit Facility, each as defined and further discussed below, and available liquidity.
The transaction is subject to customary closing conditions, including reviews by the United States FCC and the Department of Justice. We currently expect the transaction to close in the second quarter of 2020.
AT&T will provide ongoing support to the AT&T Acquisition companies under a transition services agreement (the AT&T TSA) for a period up to 36 months following the closing date of the acquisition. Services under the AT&T TSA will include (i) wireless core, (ii) technology development, (iii) global technology operations, (iv) wireless engineering, (v) network infrastructure, (vi) supply chain and (vii) finance and sales operations. We may terminate any services under the AT&T TSA upon sixty business days’ notice to AT&T in accordance with the terms and conditions of the AT&T TSA.
Financing and Refinancing Transactions
2019 SPV Credit Facility. In October 2019, LCPR Loan Financing LLC (LCPR Loan Financing) entered into a LIBOR plus 5.0% $1.0 billion principal amount term loan facility issued at 99.0% of par (the 2019 SPV Credit Facility) due October 15, 2026. LCPR Loan Financing is a special purpose financing entity, created for the primary purpose of facilitating the issuance of certain term loan debt. We will be required to consolidate LCPR Loan Financing as a result of certain variable interests in LCPR Loan Financing, for which we are considered the primary beneficiary.
LCPR Loan Financing used the proceeds from the 2019 SPV Credit Facility to (i) fund a new $947 million term loan (the LPR Financing Loan) to Liberty Puerto Rico and (ii) deposit $53 million, which is expected to fund a portion of the purchase price associated with the AT&T Acquisition, into escrow (the SPV Escrowed Proceeds). The terms and conditions, including maturity and applicable interest rate, for the LPR Financing Loan are the same as those for the 2019 SPV Credit Facility. LCPR Loan Financing’s obligations under the 2019 SPV Credit Facility are secured by interests over various assets, as further described in the 2019 SPV Credit Facility agreement.
In the event that the AT&T Acquisition is not or will not be consummated, LCPR Loan Financing will be required to apply the SPV Escrowed Proceeds in partial prepayment of the 2019 SPV Credit Facility, together with accrued and unpaid interest to such date of prepayment. In the event that the AT&T Acquisition is consummated and the purchase price for the AT&T Acquisition is reduced in excess of 10%, LCPR Loan Financing will be required to apply the portion of the SPV Escrowed Proceeds that was not used towards the purchase price of the AT&T Acquisition in partial prepayment of the 2019 SPV Credit Facility, together with accrued and unpaid interest to such date of prepayment.
The net proceeds from the LPR Financing Loan were used to redeem, in full, the $923 million outstanding principal amount of the LPR Bank Facility.
2027 LPR Senior Secured Notes. In October 2019, LCPR Senior Secured Financing Designated Activity Company (LCPR Senior Secured Financing) issued $1.2 billion principal amount, at par, of 6.75% senior secured notes, due October 15, 2027 (the 2027 LPR Senior Secured Notes). Interest is payable semi-annually on April 15 and October 15, with the first interest payment due on April 15, 2020. LCPR Senior Secured Financing is a special purpose financing entity, created for the primary purpose of facilitating the issuance of certain debt offerings. We will be required to consolidate LCPR Senior Secured Financing as a result of certain variable interests in LCPR Senior Secured Financing, of which we are considered the primary beneficiary.
Subject to the circumstances described below, the 2027 LPR Senior Secured Notes are non-callable until October 15, 2022. At any time prior to October 15, 2022, LCPR Senior Secured Financing may redeem some or all of the 2027 LPR Senior Secured Notes by paying a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2019
(unaudited)

whole” premium, which is generally the present value of all remaining scheduled interest payments to October 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points. In addition, at any time prior to October 15, 2022, subject to certain restrictions (as specified in the indenture), up to 40% of the 2027 LPR Senior Secured Notes may be redeemed with the net proceeds of one or more specified equity offerings at a redemption price equal to 106.750% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the redemption date. Also, prior to October 15, 2022, during each 12-month period commencing on October 9, 2019, up to 10% of the principal amount of the 2027 LPR Senior Secured Notes may be redeemed at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the redemption date.
On and after October 15, 2022, LCPR Senior Secured Financing may redeem some or all of the 2027 LPR Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date:

Redemption price
12-month period commencing October 15:
2022	103.375%
2023	101.688%
2024 and thereafter	100.000%

In the event that the AT&T Acquisition is not or will not be consummated on or before April 9, 2021 (the Long-Stop Date), LCPR Senior Secured Financing will be required to redeem all of the 2027 LPR Senior Secured Notes at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to the redemption date.
The net proceeds from the 2027 LPR Senior Secured Notes were deposited into escrow and are expected to fund a portion of the purchase price associated with the AT&T Acquisition, including certain related fees and expenses.
2019 LPR Revolving Credit Facility. In October 2019, Liberty Puerto Rico entered into a LIBOR plus 3.5%, 6-year senior secured credit facility agreement providing for $125 million of revolving commitments (the 2019 LPR Revolving Credit Facility). The 2019 LPR Revolving Credit Facility has a fee on unused commitments of 0.5%. Upon closing of the 2019 LPR Revolving Credit Facility, the previously existing LPR Revolving Credit Facility was cancelled. In the event that the AT&T Acquisition is not or will not be consummated on or before the Long-Stop Date, the aggregate principal amount available for borrowing under the 2019 LPR Revolving Credit Facility will be reduced by $63 million.
Disposition
On November 5, 2019, we closed on the disposition of our operation in the Seychelles based on an enterprise value of $104 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements, and the discussion and analysis included in our 2018 Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2019.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures and Part II, Item 1A. Risk Factors may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; impacts of Hurricane Dorian, subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the AT&T Acquisition, including financing plans, the expected closing date, and the potential risks associated with such acquisition; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2018 Form 10-K and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as the AT&T Acquisition;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the AT&T Acquisition;

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquisition;

•	cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure;

•	changes in and compliance with applicable data privacy laws, rules, and regulations;

•	our ability to recoup insurance reimbursements and settlements from third-party providers;

•	our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control; and

•
events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics and other similar events.

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
C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas (a 49.0%-owned entity that owns all of our operations in the Bahamas), C&W Jamaica (a 92.3%-owned entity that owns the majority of our operations in Jamaica), and C&W Panama (a 49.0%-owned entity that owns most of our operations in Panama). In addition, we own 80.0% of LBT CT Communications, S.A. and its subsidiary, Cabletica.

Operations
At September 30, 2019, we (i) owned and operated fixed networks that passed 7,449,800 homes and served 5,993,800 revenue generating units (RGUs), comprising 2,571,500 broadband internet subscribers, 1,975,700 video subscribers and 1,446,600 fixed-line telephony subscribers and (ii) served 3,682,100 mobile subscribers.
Hurricane Dorian
In September 2019, Hurricane Dorian impacted certain areas of our Bahamas market, resulting in significant damage to homes, businesses and infrastructure. In connection with Hurricane Dorian, we experienced adverse impacts to revenue, Adjusted OIBDA and RGUs in our C&W segment. While our assessment of the losses attributable to Hurricane Dorian is ongoing, our preliminary evaluation has resulted in a $14 million impairment of fully damaged or destroyed assets, primarily property and equipment. During the three and nine months ended September 30, 2019, the effects of Hurricane Dorian negatively impacted C&W’s revenue and Adjusted OIBDA by an estimated $5 million and $8 million, respectively. Although these negative impacts will decline as the networks are restored and customers are reconnected, we expect that the adverse impacts of Hurricane Dorian on C&W’s revenue and Adjusted OIBDA will continue through the remainder of 2019 and beyond. Additionally, we currently estimate up to $25 million of property and equipment additions will be required to restore the damaged networks in the Bahamas, of which approximately $5 million has been incurred as of September 30, 2019. We expect our restoration work to continue into 2020.
The amounts payable under C&W’s Weather Derivative did not exceed the deductible threshold. As such, we will not receive a third-party payment to cover this damage. For those areas of the Bahamas impacted by Hurricane Dorian, the homes passed and subscriber counts reflect the pre-hurricane homes passed and subscriber counts as of August 31, 2019, as we are still in the process of assessing the impact of the hurricane on our networks and subscriber counts. The impacted areas in the Bahamas include approximately 30,200 homes passed, 7,700 telephony RGUs, 3,800 internet RGUs, 900 video RGUs, 4,400 postpaid mobile subscribers and 36,500 prepaid mobile subscribers. For those areas of the Bahamas not impacted by Hurricane Dorian, the homes passed and subscriber counts reflect counts as of September 30, 2019.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly owned subsidiary, Leo Cable, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition is valued at an enterprise value of $1.95 billion on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition through a combination of net proceeds from the 2019 SPV Credit Facility, the 2027 LPR Senior Secured Notes and available liquidity. The transaction is subject to customary closing conditions, including reviews by the FCC and the Department of Justice. We currently expect the transaction to close in the second quarter of 2020. For additional information regarding the AT&T Acquisition and the terms of the related financing arrangements, see note 20 to our condensed consolidated financial statements.

Material Changes in Results of Operations
In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. Accordingly, in the following discussion, (i) organic changes exclude the operating results of an acquired entity during the first 12 months following the date of acquisition and (ii) the calculations of our organic change percentages exclude the Acquisition Impact of such entity.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk is to the Chilean peso, as a significant potion of our revenue is derived from VTR. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. In October 2018, we acquired the remaining 40.0% interest in Liberty Puerto Rico that we did not already own. During the third quarter of 2019, we completed the UTS NCI Acquisition, as further defined and described in note 13 to our condensed consolidated financial statements. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and, prior to October 2018, Liberty Puerto Rico, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
Effective October 1, 2018, following the Cabletica Acquisition, the VTR segment became the VTR/Cabletica segment. In the discussion and analysis of the three and nine months ended September 30, 2019 as compared the corresponding periods in 2018, we refer to the segment as VTR/Cabletica. For additional information regarding the composition of our segments, see note 19 to our condensed consolidated financial statements. For additional information regarding the Cabletica Acquisition, see note 4 to our condensed consolidated financial statements.
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

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns, and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. Hurricanes Maria and Irma in 2017 had a significant impact on the variances in revenue at Liberty Puerto Rico for the comparative periods, as further discussed below. Additionally, Hurricane Dorian negatively impacted variances in revenue at C&W for the comparative periods, as further discussed below.

The following table sets forth revenue by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$595.9	$581.1	$14.8	2.5
VTR/Cabletica	268.4	245.9	22.5	9.2
Liberty Puerto Rico	104.3	99.6	4.7	4.7
Intersegment eliminations	(1.8)	(1.4)	(0.4)	N.M.
Total	$966.8	$925.2	$41.6	4.5

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$1,772.3	$1,750.3	$22.0	1.3
VTR/Cabletica	819.4	769.9	49.5	6.4
Liberty Puerto Rico	306.7	241.7	65.0	26.9
Intersegment eliminations	(6.0)	(4.7)	(1.3)	N.M.
Total	$2,892.4	$2,757.2	$135.2	4.9
N.M. — Not Meaningful.
Consolidated. The increases during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include (i) increases of $5 million and $65 million, respectively, at Liberty Puerto Rico, primarily attributable to recovery following Hurricanes Irma and Maria, (ii) increases of $65 million and $163 million, respectively, attributable to the impact of acquisitions and (iii) decreases of $18 million and $81 million, respectively, attributable to the impact of FX. Excluding the effects of acquisitions and FX, revenue increased (decreased) ($5 million) or (0.6%) and $54 million or 1.9%, respectively. The organic decrease for the three-month comparison primarily includes increases (decreases) of ($14 million), $5 million and $5 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic increase for the nine-month comparison primarily includes increases (decreases) of ($27 million), $17 million and $65 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$45.3	$43.0	$2.3	5.3
Broadband internet	66.9	57.1	9.8	17.2
Fixed-line telephony	26.0	25.0	1.0	4.0
Total subscription revenue	138.2	125.1	13.1	10.5
Non-subscription revenue	16.7	18.0	(1.3)	(7.2)
Total residential fixed revenue	154.9	143.1	11.8	8.2
Residential mobile revenue:
Service revenue	141.2	148.0	(6.8)	(4.6)
Interconnect, equipment sales and other	19.4	20.8	(1.4)	(6.7)
Total residential mobile revenue	160.6	168.8	(8.2)	(4.9)
Total residential revenue	315.5	311.9	3.6	1.2
B2B revenue:
Service revenue	218.8	206.8	12.0	5.8
Subsea network revenue	61.6	62.4	(0.8)	(1.3)
Total B2B revenue	280.4	269.2	11.2	4.2
Total	$595.9	$581.1	$14.8	2.5

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$136.0	$128.9	$7.1	5.5
Broadband internet	192.6	167.2	25.4	15.2
Fixed-line telephony	77.0	77.8	(0.8)	(1.0)
Total subscription revenue	405.6	373.9	31.7	8.5
Non-subscription revenue	46.6	50.3	(3.7)	(7.4)
Total residential fixed revenue	452.2	424.2	28.0	6.6
Residential mobile revenue:
Service revenue	418.3	454.2	(35.9)	(7.9)
Interconnect, equipment sales and other	60.6	64.5	(3.9)	(6.0)
Total residential mobile revenue	478.9	518.7	(39.8)	(7.7)
Total residential revenue	931.1	942.9	(11.8)	(1.3)
B2B revenue:
Service revenue	658.1	621.0	37.1	6.0
Subsea network revenue	183.1	186.4	(3.3)	(1.8)
Total B2B revenue	841.2	807.4	33.8	4.2
Total	$1,772.3	$1,750.3	$22.0	1.3
The details of the changes in C&W’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below (in millions):

	Three-month period	Nine-month period
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.5	$24.4
ARPU (b)	(4.5)	(9.4)
Decrease in residential fixed non-subscription revenue (c)	(2.3)	(5.0)
Total increase in residential fixed revenue	1.7	10.0
Decrease in residential mobile service revenue (d)	(14.6)	(49.8)
Decrease in residential mobile interconnect, equipment sales and other (e)	(3.1)	(7.0)
Increase in B2B service revenue (f)	1.5	18.8
Increase in B2B subsea network revenue	0.5	0.9
Total organic decrease	(14.0)	(27.1)
Impact of the UTS Acquisition	31.5	64.4
Impact of FX	(2.7)	(15.3)
Total	$14.8	$22.0

(a)	The increases are primarily attributable to higher broadband internet and video RGUs.

(b)	The decreases are primarily due to the net effect of (i) lower ARPU from fixed-line telephony and video services and (ii) higher ARPU from broadband internet services.

(c)
The decreases are primarily attributable to lower interconnect revenue, mainly due to lower (i) volumes in various C&W markets, Panama and Barbados and (ii) fixed termination rates in various C&W markets.

(d)
The decreases are primarily attributable to (i) lower ARPU in Panama, other C&W markets and the Bahamas and (ii) lower average subscribers in Panama, the Bahamas and other C&W markets. In addition, the decreases in mobile service revenue in the Bahamas includes $2 million attributable to the impact of Hurricane Dorian.

(e)
The decreases are primarily attributable to (i) decreased volumes of handset sales, primarily in our Cayman Islands operations, the Bahamas and other C&W markets and (ii) lower interconnect revenue, primarily associated with (a) lower volumes at at Panama and various C&W markets and (b) reduced rates at various C&W markets.

(f)
The increases are primarily due to the net effect of (i) higher managed services revenue, largely driven by Jamaica, Networks & LatAm and Panama, (ii) increased interconnect revenue for the nine-month comparison, primarily associated with higher volumes in Jamaica and (iii) lower revenue from fixed-line telephony services, primarily in Panama and the Bahamas. The increases in B2B service revenue are partially offset by a $3 million decrease related to the impact of Hurricane Dorian in the Bahamas. In addition, the three and nine-month comparisons also include an increase (decrease) of $2 million and ($3 million), respectively, associated with a change in the timing of revenue for directory services recognized within the year. The amounts also include decreases related to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment.

VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$105.9	$94.0	$11.9	12.7
Broadband internet	103.4	92.0	11.4	12.4
Fixed-line telephony	24.9	29.3	(4.4)	(15.0)
Total subscription revenue	234.2	215.3	18.9	8.8
Non-subscription revenue	8.2	5.6	2.6	46.4
Total residential fixed revenue	242.4	220.9	21.5	9.7
Residential mobile revenue:
Service revenue	15.9	15.4	0.5	3.2
Interconnect, equipment sales and other	2.6	3.1	(0.5)	(16.1)
Total residential mobile revenue	18.5	18.5	—	—
Total residential revenue	260.9	239.4	21.5	9.0
B2B service revenue	7.5	6.5	1.0	15.4
Total	$268.4	$245.9	$22.5	9.2

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$323.0	$293.4	$29.6	10.1
Broadband internet	313.6	284.8	28.8	10.1
Fixed-line telephony	78.3	96.0	(17.7)	(18.4)
Total subscription revenue	714.9	674.2	40.7	6.0
Non-subscription revenue	25.2	19.4	5.8	29.9
Total residential fixed revenue	740.1	693.6	46.5	6.7
Residential mobile revenue:
Service revenue	47.5	47.7	(0.2)	(0.4)
Interconnect, equipment sales and other	9.5	10.0	(0.5)	(5.0)
Total residential mobile revenue	57.0	57.7	(0.7)	(1.2)
Total residential revenue	797.1	751.3	45.8	6.1
B2B service revenue	22.3	18.6	3.7	19.9
Total	$819.4	$769.9	$49.5	6.4
The details of the changes in VTR/Cabletica’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below (in millions):

	Three-month period	Nine-month period
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.4	$0.8
ARPU (b)	0.3	5.6
Increase in residential fixed non-subscription revenue	1.2	0.4
Total increase in residential fixed revenue	1.9	6.8
Increase in residential mobile service revenue (c)	1.6	4.1
Increase (decrease) in residential mobile interconnect, equipment sales and other	(0.3)	0.3
Increase in B2B service revenue (d)	1.3	5.7
Total organic increase	4.5	16.9
Impact of the Cabletica Acquisition	33.2	98.3
Impact of FX	(15.2)	(65.7)
Total	$22.5	$49.5

(a)	The increases are primarily attributable to the net effect of (i) higher broadband internet RGUs and (ii) lower fixed-line telephony RGUs.

(b)	The increases are due to the net effect of (i) higher ARPU from broadband internet services, (ii) an improvement in RGU mix and (iii) lower ARPU from fixed-line telephony and video services.

(c)	The increases are due to the net effect of (i) higher average numbers of mobile subscribers and (ii) lower ARPU from mobile services.

(d)	The increases are primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony RGUs.

Liberty Puerto Rico. Due to the significant impact of Hurricanes Irma and Maria on the operations of our Liberty Puerto Rico segment during the 2018 periods, we have provided supplementary sequential information in order to provide a meaningful analysis of Liberty Puerto Rico’s business, including recovery after Hurricanes Irma and Maria. Accordingly, Liberty Puerto Rico’s revenue by major category during each of the (i) three months ended September 30, 2019, June 30, 2019 and September 30, 2018 and (ii) nine months ended September 30, 2019 and 2018 is set forth below:

	Three months ended			Nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	in millions
Residential fixed revenue:
Subscription revenue:
Video	$35.3	$35.3	$32.2	$105.6	$85.3
Broadband internet	44.4	43.6	36.0	129.8	93.7
Fixed-line telephony	5.9	5.9	5.1	17.5	13.2
Total subscription revenue	85.6	84.8	73.3	252.9	192.2
Non-subscription revenue	5.3	5.6	5.1	16.2	11.9
Total residential fixed revenue	90.9	90.4	78.4	269.1	204.1
B2B service revenue	13.4	13.4	10.1	37.6	26.5
Other revenue	—	—	11.1	—	11.1
Total	$104.3	$103.8	$99.6	$306.7	$241.7

Liberty Puerto Rico’s revenue increased $5 million and $65 million, respectively, during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. The 2018 periods include $11 million received from the FCC in August 2018. The FCC granted these funds to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria. Excluding the impact of the FCC funding, the increases during the three and nine-month comparisons are primarily attributable to recovery following Hurricanes Irma and Maria.

The table below presents changes in (i) residential fixed subscription revenue due to changes in the average number of RGUs and ARPU, (ii) residential fixed non-subscription revenue, and (iii) B2B service revenue, each reflective of changes during the three months ended September 30, 2019, as compared to the three months ended June 30, 2019 (in millions).

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.6
ARPU (b)	0.2
Decrease in residential fixed non-subscription revenue	(0.3)
Total increase in residential fixed revenue	0.5
Change in B2B service revenue	—
Total	$0.5

(a)	The increase is primarily attributable to higher broadband internet RGUs.

(b)	The increase is primarily attributable to higher ARPU from video services.

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
The following tables set forth programming and other direct costs of services by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$125.5	$130.3	$(4.8)	(3.7)
VTR/Cabletica	72.1	68.0	4.1	6.0
Liberty Puerto Rico	22.9	21.3	1.6	7.5
Intersegment eliminations	(2.0)	(1.3)	(0.7)	N.M.
Total	$218.5	$218.3	$0.2	0.1

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$389.6	$390.7	$(1.1)	(0.3)
VTR/Cabletica	220.0	208.9	11.1	5.3
Liberty Puerto Rico	69.3	57.5	11.8	20.5
Intersegment eliminations	(6.2)	(4.6)	(1.6)	N.M.
Total	$672.7	$652.5	$20.2	3.1

N.M. — Not Meaningful.
Consolidated. The increases in programming and other direct costs of services during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $13 million and $36 million, respectively, attributable to the impact of acquisitions and decreases of $5 million and $22 million, respectively, due to FX. Excluding the effects of acquisitions and FX, our programming and other direct costs of services increased (decreased) ($8 million) or (3.7%) and $5 million or 0.8%, respectively. The organic decrease for the three-month comparison includes increases (decreases) of ($8 million), ($1 million) and $2 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic increase for the nine-month comparison includes increases (decreases) of ($4 million), ($1 million) and $12 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. The decreases in C&W’s programming and other direct costs of services during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $3 million and $7 million, respectively, attributable to the impact of the UTS Acquisition and decreases of $1 million and $4 million, respectively, due to FX. Excluding the effects of the UTS Acquisition and FX, C&W’s programming and other direct costs of services decreased $8 million or 5.8% and $4 million or 1.0%, respectively. These decreases include the following factors:

•
Decreases in programming and copyright costs of $6 million or 17.8% and $7 million or 6.5%, respectively, primarily due to the net effect of (i) lower content costs, including (a) lower sports content costs during the three-month comparison and (b) the beneficial impact of the reassessment of content accruals across several markets in the first half of 2019, and (ii) higher costs associated with an increase in subscribers during 2019;

•
Increases in interconnect and access costs of $2 million or 3.7% and $3 million or 1.8%, respectively, primarily due to the net effect of (i) an increase in wholesale call volumes in Jamaica, (ii) the beneficial impact of the reassessment of an accrual during the second quarter of 2019 and (iii) lower rates;

•	Higher costs related to B2B managed services projects in Panama and Jamaica for the nine-month comparison; and

•	Net decreases resulting from other individually insignificant changes in other direct cost categories.
VTR/Cabletica. The increases in VTR/Cabletica’s programming and other direct costs of services during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $10 million and $29 million, respectively, attributable to the Cabletica Acquisition and decreases of $4 million and $17 million, respectively, attributable to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s programming and other direct costs of services decreased $1 million or 2.1% and $1 million or 0.4%, respectively. These decreases include the following factors:

•
Decreases in interconnect and access costs of $4 million or 23.5% and $8 million and 14.3%, respectively, primarily as a result of decreases in (i) MVNO charges due to lower rates as we renegotiated of our contract during the fourth quarter of 2018 and (ii) interconnect costs as a result of lower rates;

•
Increases in programming and copyright costs of $1 million or 2.7% and $4 million or 3.0%, respectively. The increase during the three-month comparison is primarily due to (i) a net increase in the foreign currency impact of programming contracts denominated in U.S. dollars, (ii) an increase in copyright costs and (iii) higher costs associated with video-on-demand (VoD) services and catch-up television. The increase during the nine-month comparison is primarily due to the net effect of (i) an increase in certain premium and basic content costs, primarily resulting from higher rates, (ii) higher costs associated with VoD services and catch-up television, and (iii) a net decrease in the foreign currency impact of programming contracts denominated in U.S. dollars; and

•	Increases in mobile handset costs of $1 million or 19.8% or $2 million and 14.1%, respectively, primarily due to higher mobile handset sales.
Liberty Puerto Rico. The increases in Liberty Puerto Rico’s programming and other direct costs of services during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, primarily include the following factors:

•
Increases in programming and copyright costs of $3 million or 15.8% and $14 million or 28.4%, respectively, mostly attributable to credits received from programming vendors in 2018 resulting from Hurricanes Irma and Maria of $1 million and $11 million, respectively; and

•	Decreases in interconnect costs of $1 million or 39.2% and $2 million or 28.6%, respectively, primarily resulting from lower rates.

Other operating expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.
The following tables set forth other operating expenses by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$120.3	$115.6	$4.7	4.1
VTR/Cabletica	41.3	35.1	6.2	17.7
Liberty Puerto Rico	16.0	14.6	1.4	9.6
Intersegment eliminations	0.1	—	0.1	N.M.
Total other operating expenses excluding share-based compensation expense	177.7	165.3	12.4	7.5
Share-based compensation expense	0.2	0.2	—	—
Total	$177.9	$165.5	$12.4	7.5

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$347.3	$348.3	$(1.0)	(0.3)
VTR/Cabletica	126.8	112.6	14.2	12.6
Liberty Puerto Rico	44.9	41.3	3.6	8.7
Intersegment eliminations	0.1	(0.1)	0.2	N.M.
Total other operating expenses excluding share-based compensation expense	519.1	502.1	17.0	3.4
Share-based compensation expense	0.7	0.4	0.3	75.0
Total	$519.8	$502.5	$17.3	3.4
N.M. — Not Meaningful.
Consolidated. The increases in other operating expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $17 million and $40 million, respectively, attributable to the impact of acquisitions and decreases of $3 million and $13 million, respectively, attributable to FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our other operating expenses decreased $2 million or 1.1% and $9 million or 1.9%, respectively. The organic decrease for the three-month comparison includes increases (decreases) of ($5 million), $2 million and $1 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic decrease for the nine-month comparison includes increases (decreases) of ($17 million), $4 million and $4 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. The changes in C&W’s other operating expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, primarily include increases of $11 million and $20 million, respectively, attributable to the impact of the UTS Acquisition and decreases of $1 million and $4 million, respectively, due to FX. Excluding the effects of the UTS Acquisition and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $5 million or 4.3% and $17 million or 4.9%, respectively. These decreases include the following factors:

•	Decreases in network-related expenses of $2 million or 4.5% and $6 million or 4.7%, respectively, primarily due to (i) lower maintenance costs and (ii) hurricane restoration costs in the prior year;

•
Decreases in bad debt and collection expenses of $2 million or 17.1% and $5 million or 17.0%, respectively, primarily due to the net effect of (i) improved collections during the first half of 2019, (ii) a $3 million recovery in the first quarter of 2018 related to provisions established following the impacts of Hurricanes Irma and Maria, (iii) releases of certain provisions during the third quarter of 2019 and (iv) a $2 million provision recorded in the third quarter of 2019 related to the impact of Hurricane Dorian; and

•	Decreases of $2 million and $5 million, respectively, in revenue-based taxes in certain of our markets.
VTR/Cabletica. The increases in VTR/Cabletica’s other operating expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $7 million and $20 million, respectively, attributable to the Cabletica Acquisition and decreases of $2 million and $10 million, respectively, due to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $2 million or 5.1% and $4 million or 3.5%, respectively. These increases include the following factors:

•	Increases in outsourced labor and professional services of $2 million or 38.7% and $4 million or 29.6%, respectively, primarily due to increased call center volume;

•
For the nine-month comparison, a decrease in network-related expenses of $1 million or 1.7%, primarily due to the net effect of (i) lower contracted labor for network access-related services, (ii) higher costs related to CPE materials and refurbishment activity, and (iii) lower rates and volumes for network services-related contracts; and

•
For the nine-month comparison, an increase of $1 million driven by charges incurred during 2019 for certain technical and information technology services provided to us by Liberty Global under the Services Agreement, as further described in note 14 to our condensed consolidated financial statements.

Liberty Puerto Rico. The increases in Liberty Puerto Rico’s other operating expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, primarily include the following factors:

•
Increases in network-related expenses of $1 million or 36.9% and $2 million or 40.9%, respectively, primarily due to (i) higher CPE repair costs, and (ii) increases in system power expenses, as the 2018 periods were impacted by Hurricanes Irma and Maria;

•
Decreases in personnel costs of $1 million or 20.1% and $2 million or 12.4%, respectively, mostly driven by lower overtime-related personnel activities, as the 2018 periods were impacted by Hurricanes Irma and Maria. The nine-month comparison also includes a $1 million hurricane disaster relief credit received during the third quarter of 2018 from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of Hurricanes Irma and Maria;

•	Increases in other various operating expenses of $1 million and $2 million, as the 2018 periods were impacted by Hurricanes Irma and Maria; and

•	Net increases resulting from other individually insignificant changes in other indirect cost categories.

SG&A Expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses.
The following tables set forth SG&A by reportable segment and our corporate category:

	Three months ended September 30,		Increase
	2019	2018	$	%
	in millions, except percentages

C&W	$113.9	$108.7	$5.2	4.8
VTR/Cabletica	46.5	42.7	3.8	8.9
Liberty Puerto Rico	14.6	13.7	0.9	6.6
Corporate	15.8	12.6	3.2	25.4
Intersegment eliminations	0.1	(0.1)	0.2	N.M.
Total SG&A expenses excluding share-based compensation expense	190.9	177.6	13.3	7.5
Share-based compensation expense	14.9	11.4	3.5	30.7
Total	$205.8	$189.0	$16.8	8.9

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$341.3	$332.1	$9.2	2.8
VTR/Cabletica	144.9	138.2	6.7	4.8
Liberty Puerto Rico	42.2	39.2	3.0	7.7
Corporate	39.2	34.9	4.3	12.3
Intersegment eliminations	0.1	—	0.1	N.M.
Total SG&A expenses excluding share-based compensation expense	567.7	544.4	23.3	4.3
Share-based compensation expense	44.5	26.4	18.1	68.6
Total	$612.2	$570.8	$41.4	7.3
N.M. — Not Meaningful.
Consolidated. The increases in SG&A expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $13 million and $31 million, respectively, attributable to the impact of acquisitions and decreases of $3 million and $15 million, respectively, due to FX. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $4 million or 2.3% and $7 million or 1.3%, respectively. The organic decrease for the three-month comparison includes increases (decreases) of ($2 million), $2 million, $1 million and $3 million at C&W, VTR/Cabletica , Liberty Puerto Rico and Corporate, respectively, as further discussed below. The organic increase for the nine-month comparison includes increases (decreases) of ($7 million), $7 million, $3 million and $4 million at C&W, VTR/Cabletica , Liberty Puerto Rico and Corporate, respectively, as further discussed below.

C&W. The increases in C&W’s SG&A expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $8 million and $19 million, respectively, attributable to the impact of the UTS Acquisition and decreases of $1 million and $3 million, respectively, due to FX. Excluding the effects of the UTS Acquisition and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $2 million or 2.1% and $7 million or 2.1%, respectively. These decreases include the following factors:

•
Decreases in personnel costs of $1 million or 2.5% and $4 million or 2.2%, respectively, primarily due to lower staffing levels largely stemming from various restructuring activities, as further described below;

•	A decrease in marketing and advertising expenses of $3 million or 5.3% for the nine-month comparison, primarily due to timing of marketing campaigns; and

•
A decrease in insurance costs of $2 million for the three-month comparison, due in part to the impact of C&W’s Weather Derivative, as further described below and in note 5 to our condensed consolidated financial statements.

VTR/Cabletica. The increases in VTR/Cabletica’s SG&A expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, include increases of $5 million and $12 million, respectively, attributable to the Cabletica Acquisition and decreases of $3 million and $12 million, respectively, due to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) increased $2 million or 4.9% and $7 million or 4.9%, respectively. These increases include the following factors:

•
Increases in professional services of $3 million or 58.4% and $6 million or 42.5%, respectively, primarily due to (i) increased information technology costs associated with the implementation of a business support system and (ii) higher professional consultancy services; and

•
For the nine-month comparison, an increase in sales, marketing and advertising expenses of $2 million or 3.9%, primarily due to the net effect of (i) higher sales commissions to third-party dealers, and (ii) lower costs associated with advertising campaigns.

Liberty Puerto Rico. The increases in Liberty Puerto Rico’s SG&A expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, primarily include the following factors:

•	Increases in information technology-related expenses of $1 million or 130.4% and $2 million or 76.2%, respectively, mostly driven by new software licenses; and

•
For the nine-month comparison, higher personnel costs of $2 million or 12.5%, largely driven by a $1 million hurricane disaster relief credit received during the third quarter of 2018 from the Puerto Rico treasury department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of Hurricanes Irma and Maria.

Corporate. The increases in Corporate SG&A expenses during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are primarily attributable to higher personnel costs and professional services.

Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 19 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$236.2	$226.5	$9.7	4.3
VTR/Cabletica	108.5	100.1	8.4	8.4
Liberty Puerto Rico	50.8	50.0	0.8	1.6
Corporate	(15.8)	(12.6)	(3.2)	25.4
Total	$379.7	$364.0	$15.7	4.3

	Nine months ended September 30,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$694.1	$679.2	$14.9	2.2
VTR/Cabletica	327.7	310.2	17.5	5.6
Liberty Puerto Rico	150.3	103.7	46.6	44.9
Corporate	(39.2)	(34.9)	(4.3)	12.3
Total	$1,132.9	$1,058.2	$74.7	7.1
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	%

C&W	39.6	39.0	39.2	38.8
VTR/Cabletica	40.4	40.7	40.0	40.3
Liberty Puerto Rico	48.7	50.2	49.0	42.9
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above. The decrease in Liberty Puerto Rico’s Adjusted OIBDA margin during the three months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily attributable to $11 million received from the FCC in August 2018. Excluding the impact of the FCC funding, Liberty Puerto Rico’s Adjusted OIBDA margin increased during the three-month comparison primarily due to an increase in revenue following the recovery from Hurricanes Irma and Maria. The increase in Liberty Puerto Rico’s Adjusted OIBDA margin during the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is attributable to an increase in revenue following the recovery from Hurricanes Irma and Maria, which is net of the effect of the FCC funding received in August 2018. In addition, the Adjusted OIBDA margins of C&W for the three and nine months ended September 30, 2019 were negatively impacted by Hurricane Dorian. For additional information regarding Hurricane Dorian, see Overview above.

Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $4 million and $18 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These increases are primarily due to share-based incentive awards granted during 2019 and 2018.
For additional information regarding our share-based compensation, see note 16 to our condensed consolidated financial statements.
Depreciation and amortization expense
Our depreciation and amortization expense increased $21 million or 10.4% and $51 million or 8.2% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. Excluding the net impacts of FX and acquisitions, depreciation and amortization expense increased $11 million or 5.3% and $34 million or 5.5%, respectively. The organic increases are primarily due to the net effect of (i) increases in property and equipment additions, primarily associated with the expansion and upgrade of our networks and other capital initiatives, the installation of CPE, and baseline and product and enablers-related additions, and (ii) decreases associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $208 million and $9 million during the three months ended September 30, 2019 and 2018, respectively, and $235 million and $55 million during the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, we incurred (i) $196 million of impairment charges for each period, (ii) $8 million and $30 million, respectively, of restructuring charges and (iii) $4 million and $8 million, respectively, of direct acquisition and disposition costs. The impairment charges primarily include (i) $182 million related to an impairment of goodwill of the Panamanian reporting unit of our C&W segment and (ii) $14 million related to charges at C&W primarily to reduce the carrying value of property and equipment as a result of the impact of Hurricane Dorian. The restructuring charges, which are primarily at C&W and VTR, include (i) $3 million and $19 million, respectively, of employee severance and termination costs related to certain reorganization activities, and (ii) $2 million and $8 million, respectively, of contract termination and other related charges.
During the three and nine months ended September 30, 2018, we incurred (i) $6 million and $37 million, respectively, of restructuring charges and (ii) $2 million and $13 million, respectively, of direct acquisition and disposition costs. The restructuring charges, which are primarily at C&W, include (i) $3 million and $31 million, respectively, of employee severance and termination costs related to certain reorganization activities, and (ii) $3 million and $6 million, respectively, of contract termination and other related charges.
For additional information regarding our impairment and restructuring charges, see notes 9 and 15 to our condensed consolidated financial statements.

Interest expense
Our interest expense increased $14 million and $37 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018, primarily due to increases in (i) third-party interest expense, driven by the net effect of (a) higher average outstanding debt balances for both comparative periods, (b) higher weighted-average interest rates for the nine-month comparison and (c) lower weighted-average interest rates for the three-month comparison, and (ii) amortization of discounts and premiums, net.
For additional information regarding our outstanding indebtedness, see note 10 to our condensed consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our condensed consolidated financial statements, we use derivative instruments to manage our interest rate risks.

Realized and unrealized gains (losses) on derivative instruments, net
Our realized and unrealized gains or losses on derivative instruments primarily include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Cross-currency and interest rate derivative contracts (a)	$46.6	$8.4	$(99.2)	$63.7
Foreign currency forward contracts and other (b)	4.8	0.5	2.6	18.8
Total	$51.4	$8.9	$(96.6)	$82.5

(a)
The gains (losses) during the three and nine months ended September 30, 2019 and 2018 are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the gains (losses) during the 2019 periods include net gains of $1 million and $7 million, respectively, and the gains during the 2018 periods include net losses of $1 million and $22 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	The amounts for the 2019 periods include amortization of the premium associated with our Weather Derivatives, which we entered into during the second quarter of 2019.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(88.9)	$(6.5)	$(60.5)	$(92.5)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(14.8)	(19.3)	(23.5)	(31.6)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	2.4	(3.7)	7.1
Other	(7.1)	7.0	(10.4)	(4.1)
Total	$(110.8)	$(16.4)	$(98.1)	$(121.1)
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of $4 million and $13 million during the three and nine months ended September 30, 2019, respectively, and nil and $13 million during the three and nine months ended September 30, 2018, respectively. The 2019 losses primarily relate to the redemptions of our 2022 C&W Senior Notes. The 2018 loss represents the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-3 Facility during the first quarter of 2018.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our condensed consolidated financial statements.

Other income (expense), net
We recognized other income (expense), net, of $4 million and $9 million during the three and nine months ended September 30, 2019, respectively, and ($12 million) and ($2 million) during the three and nine months ended September 30, 2018, respectively. The amounts for the 2019 periods primarily relate to interest income. During the 2018 periods, other expense primarily includes (i) an impairment of $16 million in our investment in TSTT, (ii) pension-related credits of $3 million and $10 million, respectively, and (iii) interest income of $2 million and $7 million, respectively.
Income tax benefit (expense)
Income tax benefit (expense) was $182 million and ($28 million) during the three months ended September 30, 2019 and 2018, respectively, and $149 million and ($86 million) during the nine months ended September 30, 2019 and 2018, respectively.
For the three and nine months ended September 30, 2019, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net favorable changes in uncertain tax positions, international rate differences, and permanent items, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the negative effects of increases in valuation allowances and permanent items, such as non-deductible goodwill impairment and other non-deductible expenses. Additionally, for the nine months ended September 30, 2019, our effective tax rate reflects the beneficial effects of a change in the Barbados and Grenada statutory tax rates.
During the three months ended September 30, 2019, we closed certain tax assessments, and, as a result, reduced our uncertain tax positions by $244 million. Of this total, $185 million has been reflected as a discrete tax benefit in our condensed consolidated statement of operations.
For the three and nine months ended September 30, 2018, the income tax expense attributable to our earnings (loss) before income taxes differs from the expected income tax expense of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the detrimental effects of international rate differences, non-deductible expenses, increases in valuation allowances and changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by the beneficial effects of non-taxable income and adjustments for inflation.
For additional information regarding our income taxes, see note 12 to our condensed consolidated financial statements.
Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Operating income (loss)	$(69.7)	$138.8	$187.1	$361.3
Net non-operating expenses	$(182.4)	$(129.7)	$(557.7)	$(375.6)
Income tax benefit (expense)	$182.4	$(27.9)	$148.5	$(86.3)
Net loss	$(69.7)	$(18.8)	$(222.1)	$(100.6)
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

Net earnings (loss) attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of ($105 million) and ($100 million), respectively, during the three and nine months ended September 30, 2019 and $7 million and $12 million during the three and nine months ended September 30, 2018, respectively. The losses during the three and nine months ended September 30, 2019 include the impact of a goodwill impairment associated with our Panamanian reporting unit, a 49.0% owned entity, as further described in note 9 to our condensed consolidated financial statements.
For information regarding our increased ownership interests in UTS during 2019 and C&W Jamaica during 2018, see note 13 to our condensed consolidated financial statements.

Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2019, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2019. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$394.3
Unrestricted subsidiaries (b)	28.0
Total Liberty Latin America and unrestricted subsidiaries	422.3
Borrowing groups (c):
C&W	432.1
VTR Finance	96.0
Liberty Puerto Rico	37.8
Cabletica	15.9
Total borrowing groups	581.8
Total cash and cash equivalents	$1,004.1

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
Our liquidity requirements related to acquisitions include funding the AT&T Acquisition. The AT&T Acquisition is structured as an all-cash transaction with a purchase price of $1,950 million, subject to adjustment as provided in the related stock purchase agreement. We intend to finance this acquisition through a combination of net proceeds from the 2019 SPV Credit Facility, the 2027 LPR Senior Secured Notes and available liquidity. For additional information regarding the AT&T Acquisition and the terms of the related financing arrangements, see note 20 to our condensed consolidated financial statements.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such subsidiaries at September 30, 2019, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our condensed consolidated financial statements.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our September 30, 2019 consolidated debt (total principal amount of debt and finance lease obligations outstanding, net of projected derivative principal-related cash payments (receipts)) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2019 was 4.6x. In addition, the ratio of our September 30, 2019 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2019 was 4.0x. These ratios, which were calculated on a latest two quarters annualized basis, include the impact of 0.3x and nil, respectively, related to the Convertible Notes.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2019, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2019, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $7,219 million, including $182 million that is classified as current in our condensed consolidated balance sheet and $6,904 million that is not due until 2022 or thereafter. At September 30, 2019, $6,816 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. For additional information concerning our debt, including our debt maturities and certain debt-related transactions subsequent to September 30, 2019, see notes 10 and 20 to our condensed consolidated financial statements.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine months ended September 30,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$590.4	$608.7	$(18.3)
Net cash used by investing activities	(556.9)	(591.5)	34.6
Net cash provided by financing activities	350.4	217.1	133.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	(15.6)	10.2
Net increase in cash, cash equivalents and restricted cash	$378.5	$218.7	$159.8
Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease from our working capital items, including (a) a release of our uncertain tax position liability of approximately $185 million that has been reflected as a discrete tax benefit in our condensed consolidated statement of operations, as further described in note 12 to our condensed consolidated financial statements, and (b) changes resulting from insurance receipts as discussed below, (ii) an increase from our Adjusted OIBDA, (iii) an increase in cash related to derivative instruments, as we received (paid) net amounts of $8 million and ($16 million) during the 2019 and 2018 periods, respectively, and (iv) increased interest payments. During the first half of 2019, $33 million of the cash received associated with the final insurance settlement for Hurricanes Irma and Maria was reflected as an operating cash inflow. During the nine months ended September 30, 2018, we received $50 million ($30 million and $20 million during the first and third quarters of 2018, respectively) of net advance payments from our third-party insurance provider associated with the then outstanding insurance settlement claims resulting from Hurricanes Irma and Maria. For additional information regarding our insurance receipts, see note 8 to our condensed consolidated financial statements.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used for capital expenditures, as further discussed below, (ii) $160 million of cash used for the UTS Acquisition in March 2019 and (iii) $34 million of cash received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 8 to our condensed consolidated financial statements.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 19 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2019	2018
	in millions

Property and equipment additions	$492.1	$581.4
Assets acquired under capital-related vendor financing arrangements	(58.7)	(40.4)
Assets acquired under finance leases	(0.2)	(3.6)
Changes in current liabilities related to capital expenditures	(1.2)	55.6
Capital expenditures	$432.0	$593.0
The decrease in our property and equipment additions during the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is primarily due to the net effect of (i) lower additions relating to hurricane restoration activities, as the 2018 period included $92 million and $27 million of these additions by Liberty Puerto Rico and C&W, respectively, and (ii) excluding the impact of hurricane restoration activities, an increase in additions for the expansion and upgrade of our networks and other capital initiatives. During the nine months ended September 30, 2019 and 2018, our property and equipment additions represented 17.0% and 21.1% of revenue, respectively. Our property and equipment additions as a percentage of revenue decreased primarily due to declines in property and equipment additions at Liberty Puerto Rico together with an increase in revenue at Liberty Puerto Rico following the recovery from Hurricanes Irma and Maria.
Financing Activities. During the nine months ended September 30, 2019, we received $350 million in net cash from financing activities, primarily due to $444 million of net borrowings of debt, which was slightly offset by $46 million of cash used related to the purchase of the Capped Calls and $35 million related to payments of financing costs and debt premiums. The net borrowings of debt primarily relate to the issuance of the Convertible Notes, as further described in note 10 to our condensed consolidated financial statements. During the nine months ended September 30, 2018, we received $217 million in net cash from financing activities, due in part to $238 million in net borrowings of debt, primarily at VTR, and $18 million in capital contributions from funds affiliated with Searchlight Capital Partners, L.P.. These cash inflows were partially offset by $20 million in distributions to the noncontrolling interest owner of C&W Panama and $20 million of cash used in connection with the C&W Jamaica NCI Acquisition.

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
The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2019	2018
	in millions

Net cash provided by operating activities	$590.4	$608.7
Cash payments for direct acquisition and disposition costs	1.3	3.1
Expenses financed by an intermediary (a)	93.1	119.1
Capital expenditures	(432.0)	(593.0)
Recovery on damaged or destroyed property and equipment	33.9	—
Distributions to noncontrolling interest owners	(2.6)	(19.8)
Principal payments on amounts financed by vendors and intermediaries	(156.4)	(137.9)
Principal payments on finance leases	(7.7)	(5.9)
Adjusted free cash flow	$120.0	$(25.7)

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

Off Balance Sheet Arrangements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain indemnifications provided by C&W, see note 18 to our condensed consolidated financial statements.

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2019:

	Payments due during							Total
	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$66.7	$121.1	$124.2	$961.0	$461.6	$1,716.0	$3,764.2	$7,214.8
Finance leases (excluding interest)	1.4	1.9	0.4	0.2	0.1	0.2	0.4	4.6
Operating leases	10.1	36.1	29.1	23.6	18.8	16.4	30.9	165.0
Programming commitments	35.5	71.0	34.4	2.3	1.3	0.8	—	145.3
Network and connectivity commitments	34.7	48.9	37.9	12.1	11.6	10.9	15.4	171.5
Purchase commitments	116.7	51.3	15.6	1.0	0.5	—	—	185.1
Other commitments	11.2	5.6	3.4	2.3	2.0	2.9	9.5	36.9
Total (a)	$276.3	$335.9	$245.0	$1,002.5	$495.9	$1,747.2	$3,820.4	$7,923.2
Projected cash interest payments on debt and finance lease obligations (b)	$70.7	$431.5	$427.9	$381.0	$353.0	$288.4	$508.2	$2,460.7

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2019 condensed consolidated balance sheet other than (i) debt and (ii) capital and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($80 million at September 30, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 12 to our condensed consolidated financial statements.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, see note 10 to our condensed consolidated financial statements. For information concerning our operating lease obligations, see note 3 to our condensed consolidated financial statements. For information concerning our commitments, see note 18 to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2019 and 2018, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2018 Form 10-K. The following discussion updates selected numerical information to September 30, 2019.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At September 30, 2019, $95 million or 9.5% of our cash balance was denominated in Chilean pesos.
Foreign Currency Exchange Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2019	December 31, 2018
Spot rates:
Chilean peso	728.41	694.00
Jamaican dollar	134.87	128.59

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average rates:
Chilean peso	706.58	663.75	686.21	629.16
Jamaican dollar	134.91	134.89	132.61	129.29
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit from declines in market rates. At September 30, 2019, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate cap agreements. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency Derivative Contracts
Holding all other factors constant, at September 30, 2019, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 100 billion or $138 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $91 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $50 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$7.7	$4.2	$8.1	$9.5	$22.7	$18.0	$25.3	$95.5
Principal-related (b)	—	—	—	(60.7)	—	(27.6)	(9.7)	(98.0)
Other (c)	(3.6)	(6.7)	—	—	—	—	—	(10.3)
Total	$4.1	$(2.5)	$8.1	$(51.2)	$22.7	$(9.6)	$15.6	$(12.8)

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. As remediation has not yet been completed, the Executives concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2019.
Management’s Remediation Plans

Management is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
Remediation of Material Weaknesses in Process

In response to the material weaknesses identified as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we have dedicated resources to improve our control environment and to remedy our material weaknesses. Our efforts include the following:

•
We have and will continue to replace employees with experienced managerial, supervisory and accounting professionals to enhance resources for analyzing and properly recording the results of operations in our financial statements, including the corresponding disclosures.

•
We have and will continue to conduct training programs on our established accounting policies and procedures, and internal control topics, such as general internal control awareness, general IT controls, and operating and evidencing control procedures.

•
We are in the process of or have enhanced our internal controls through a combination of preventative and detective controls, monitoring controls, and manual and automated controls. As the remediation efforts are completed, we have and will continue to test our enhanced controls.

We are actively engaged in remediating our material weaknesses; however, we are unable to estimate how long remediation will take. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weaknesses that existed as of December 31, 2018 described above.

PART II - OTHER INFORMATION
Item 1A. RISK FACTORS
Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item IA of our 2018 Form 10-K.
Failure to complete the AT&T Acquisition could negatively impact our stock price and financial results.
If the AT&T Acquisition is not completed for any reason, we may be subject to numerous risks, including the following:

•	Experiencing negative reactions from the financial markets, including negative impacts on the price of our common shares;

•	Experiencing reputational harm due to the adverse perception of any failure to successfully complete the AT&T Acquisition; and

•
Liberty Latin America (i) having its management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the AT&T Acquisition and (ii) incurring significant costs, including advisory, legal and other transaction and debt costs, without realizing any of the benefits of having completed the AT&T Acquisition.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Stock Purchase Agreement, dated October 9, 2019, by and among AT&T Corp, AT&T International Holdings, LLC, SBC Telecom, Inc., Leo Cable LP and, for the limited purpose specified therein, Liberty Latin America (incorporated by reference to Exhibit 99.1 to Liberty Latin America’s Current Report on Form 8-K filed October 15, 2019 (File No. 001-38335)).***

10.1	Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith

***
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Liberty Latin America hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	November 5, 2019	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 5, 2019	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer