Form 10-K
period 2019-12-31
Liberty Latin America Ltd.
filed 2020-02-19
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38335
Liberty Latin America Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1386359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Church Street,
Hamilton	HM 11
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950 or (303) 925-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Shares, par value $0.01 per share	LILA	The NASDAQ Stock Market LLC
Class C Common Shares, par value $0.01 per share	LILAK	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.9 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2020 was: 48,797,179 Class A; 1,934,605 Class B; and 131,192,856 Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY LATIN AMERICA LTD.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS
(a) General Development of Business
Liberty Latin America Ltd. is an international provider of fixed, mobile and subsea telecommunications services. Through our subsidiaries, we provide residential and business-to-business (B2B) services in (i) over 20 countries, primarily in Latin America and the Caribbean, through Cable & Wireless Communications Limited (C&W), (ii) Chile, through VTR Finance B.V. (VTR Finance) and its subsidiaries, which includes VTR.com SpA (VTR), (iii) Puerto Rico, through Leo Cable LP (Leo Cable) and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (LCPR), collectively “Liberty Puerto Rico,” an entity that, effective October 2018, is a wholly-owned subsidiary, and (iv) Costa Rica, through LBT CT Communications, S.A. (LBT CT) and its subsidiary, Cabletica S.A. (Cabletica). As further described in note 19 to our consolidated financial statements, effective October 1, 2018, VTR and Cabletica together comprise one of our reportable segments referred to as “VTR/Cabletica.” C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region. In the following text, the terms “Liberty Latin America,” “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, S.A. (C&W Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (C&W Bahamas) (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (C&W Jamaica) (a 92.3%-owned entity that owns the majority of our operations in Jamaica). In addition, we own 80% of Cabletica through our 80% ownership of its parent company, LBT CT.

We were originally formed as a Bermuda company on July 11, 2017, as a wholly-owned subsidiary of Liberty Global plc (Liberty Global) under the name LatAm Splitco Ltd. and we changed our name to Liberty Latin America Ltd. on September 22, 2017. During October 2017, the Board of Directors of Liberty Global authorized a plan to distribute to the holders of Liberty Global’s LiLAC Shares (as defined below and described in note 1 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K) common shares in our company (the Split-Off), which was completed on December 29, 2017.

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

LiLAC Distribution

On July 1, 2016, a total of 117,430,965 Liberty Global Class A and Class C ordinary shares (LiLAC Shares) were issued to holders of Class A and Class C Liberty Global ordinary shares (Liberty Global Shares) in recognition of the Liberty Global Shares that were issued to acquire C&W (the LiLAC Distribution). For additional information regarding the acquisition of C&W, see note 4 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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

Developments in the Business
We have expanded our footprint through new build and upgrade projects, mobile coverage expansion, and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to increase broadband speeds and the services we can deliver for our customers. During the past three years, we passed or upgraded over 1.3 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last five years, we completed, or have entered into definitive agreements to complete, the following transactions:

•	the disposition on November 5, 2019 of Cable & Wireless Seychelles based on an enterprise value of approximately $104 million to a consortium of local investors (the Seychelles Disposition);

•
entry into a stock purchase agreement on October 9, 2019 with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all cash transaction valued at approximately $1.95 billion on a cash and debt-free basis, subject to certain adjustments (the AT&T Acquisition);

•
the acquisition on March 31, 2019 of an 87.5% stake from the government of Curacao in United Telecommunications Services N.V. (UTS, and the acquisition, the UTS Acquisition), which provides fixed and mobile services to the island nations of Curacao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba, and on September 10, 2019 of the remaining 12.5% from the government of St. Maarten, each in an all cash transaction;

•
the acquisition on October 17, 2018 of Searchlight Capital Partners L.P.’s 40% interest in both Leo Cable and Leo Cable L.L.C., which in turn gave us 100% ownership of Liberty Puerto Rico, in exchange for 9,500,000 unregistered Class C common shares;

•
the acquisition on October 1, 2018 of an 80% stake in Cabletica (the Cabletica Acquisition), which is a leading cable operator in Costa Rica that provides television, broadband internet and fixed-line telephony services to residential customers, from Televisora de Costa Rica S.A. in an all cash transaction;

•	the acquisition on May 16, 2016 of C&W, a full-service telecommunications operator with a well-recognized and respected brand that has been in use for more than 70 years; and

•
the acquisition on June 3, 2015 of Choice Cable TV, a cable and broadband services provider in Puerto Rico, which has been integrated into our Liberty Puerto Rico operations, in an all cash transaction.

For information regarding our material financing transactions, see note 10 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
In September 2019, Hurricane Dorian impacted certain islands of the Bahamas, resulting in significant damage to homes, businesses and infrastructure in those areas. In 2017, Hurricanes Irma and Maria (the 2017 Hurricanes) impacted a number of our markets in the Caribbean. The most extensive damage occurred in Puerto Rico and certain markets within our C&W segment, most notably the British Virgin Islands and Dominica (collectively, the Impacted Markets), including damage to power supply and transmission systems. In December 2018, we settled our insurance claims for the hurricanes with our third-party insurance provider. The settlement amount totaled $121 million and comprised $109 million for the 2017 Hurricanes, which was net of $30 million in self-insurance, and $12 million for Hurricane Matthew, which was net of $15 million in self-insurance. For information regarding the impacts of Hurricane Dorian, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Hurricane Dorian included in Part II of this Annual Report on Form 10-K.

Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; the timing and impacts of proposed transactions; anticipated changes in our revenue, costs or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; the interest rate risks associated with the phasing out of LIBOR; internal control over financial reporting; foreign currency risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the AT&T Acquisition, including the anticipated closing date; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	our ability to manage rapid technological changes;

•	the impact of 5G and wireless technologies;

•	our ability to maintain or increase the number of subscriptions to our video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors;

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquisition;

•	piracy, targeted vandalism against our networks, and cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure;

•	changes in and compliance with applicable data privacy laws, rules, and regulations;

•	our ability to recoup insurance reimbursements and settlements from third-party providers;

•	our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC); and

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

(b) Narrative Description of Business
Overview
We are a leading telecommunications company with operations in Chile, Panama, Puerto Rico, Costa Rica, the Caribbean, including Jamaica, and other parts of Latin America. The communications and entertainment services that we deliver to our residential and business customers include video, broadband internet, telephony and mobile services. In most of our operating footprint, we offer a “triple-play” of bundled services of video, internet and telephony in one subscription. We are also focused on leveraging our full-service product suite to deliver fixed-mobile convergence offerings. Available fixed service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications.
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

Operating Data
The following tables present certain operating data as of December 31, 2019. The tables reflect 100% of the data applicable to each of our subsidiaries, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Two-way Homes Passed	Customer Relationships	Total RGUs	Video RGUs	Internet RGUs	Telephony RGUs	Total Mobile Subscribers (c)
C&W:
Panama	617,100	617,100	189,400	386,600	106,900	135,000	144,700	1,527,500
Jamaica	562,900	552,900	259,700	542,100	119,200	211,800	211,100	1,073,100
The Bahamas (a)	128,900	128,900	45,400	75,900	7,000	26,200	42,700	201,100
Trinidad and Tobago	329,600	329,600	158,900	328,800	109,500	137,700	81,600	—
Barbados	140,400	140,400	82,500	168,800	29,400	66,700	72,700	123,200
Other (b)	331,700	311,900	241,400	370,400	80,600	167,800	122,000	432,800
Total C&W	2,110,600	2,080,800	977,300	1,872,600	452,600	745,200	674,800	3,357,700
VTR/Cabletica:
VTR	3,699,300	3,264,300	1,511,700	2,964,500	1,099,700	1,317,100	547,700	300,800
Cabletica	603,400	597,500	256,500	425,000	207,300	194,300	23,400	—
Total VTR/Cabletica	4,302,700	3,861,800	1,768,200	3,389,500	1,307,000	1,511,400	571,100	300,800
Liberty Puerto Rico	1,111,000	1,111,000	404,600	785,100	221,700	353,700	209,700	—
Total	7,524,300	7,053,600	3,150,100	6,047,200	1,981,300	2,610,300	1,455,600	3,658,500

(a)
In September 2019, Hurricane Dorian impacted certain islands of the Bahamas, resulting in significant damage to homes, businesses and infrastructure. For those areas of the Bahamas impacted by Hurricane Dorian, the homes passed and subscriber counts reflect the pre-hurricane homes passed and subscriber counts as of August 31, 2019 as adjusted through December 31, 2019 for net voluntary disconnects. We are still in the process of assessing the impact of the hurricane on our networks and subscriber counts. The impacted areas in the Bahamas include approximately 30,200 homes passed, 7,700 telephony RGUs, 3,800 internet RGUs, 900 video RGUs, 4,400 postpaid mobile subscribers and 36,500 prepaid mobile subscribers. For those areas of the Bahamas not impacted by Hurricane Dorian, the homes passed and subscriber counts reflect counts as of December 31, 2019.

(b)
C&W's "Other" category includes subscriber data related to UTS. Subscriber information for UTS is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

(c)	Mobile subscribers are comprised of the following:

	Prepaid	Postpaid	Total
C&W:
Panama	1,388,700	138,800	1,527,500
Jamaica	1,053,000	20,100	1,073,100
The Bahamas (a)	175,600	25,500	201,100
Barbados	95,100	28,100	123,200
Other (b)	389,600	43,200	432,800
Total C&W	3,102,000	255,700	3,357,700
VTR	10,100	290,700	300,800
Total	3,112,100	546,400	3,658,500

Operating Data Glossary
Customer Relationships – The number of customers who receive at least one of our video, internet or telephony services that we count as RGUs, without regard to which or to how many services they subscribe. To the extent that RGU counts include equivalent billing unit (“EBU”) adjustments, we reflect corresponding adjustments to our customer relationship counts. For further information regarding our EBU calculation, see Additional General Notes below. Fixed-line customer relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two customer relationships. We exclude mobile-only customers from customer relationships.
Homes Passed – Homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for homes serviced by our direct-to-home (“DTH”) service. Certain of our homes passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH.
Internet (Broadband) RGU – A home, residential multiple dwelling unit or commercial unit that receives internet services over our network.
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
Revenue Generating Unit ("RGU") – RGU is separately a video subscriber, internet subscriber or telephony subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in Chile subscribed to our video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. RGUs are generally counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled video, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.
Telephony RGU – A home, residential multiple dwelling unit or commercial unit that receives voice services over our network. Telephony subscribers exclude mobile telephony subscribers.
Two-way Homes Passed – Homes passed by those sections of our networks that are technologically capable of providing two-way services, including video, internet and telephony services.
Video RGU – A home, residential multiple dwelling unit or commercial unit that receives our video service over our network primarily via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Video subscribers that are not counted on an EBU basis are generally counted on a unique premises basis. For example, a subscriber with one or more set-top boxes that receives our video service in one premises is generally counted as just one subscriber.
Additional General Notes to Table:
Most of our operations provide telephony, broadband internet, data, video or other B2B services. Certain of our B2B service revenue is derived from small or home office (SOHO) customers that pay a premium price to receive enhanced service levels along with video, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHO customers, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs and SOHO customers will increase, but there is no impact to our total RGU or customer counts. With the exception of our B2B SOHO customers, we generally do not count customers of B2B services as customers or RGUs for external reporting purposes.

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
While we take appropriate steps to ensure that subscriber and homes passed statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience and (v) other factors add complexity to the subscriber and homes passed counting process. We periodically review our subscriber and homes passed counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber and homes passed statistics based on those reviews.

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Network data:
Two-way homes passed (1)	100%	98%	100%	100%	100%	94%	88%	99%	100%
Homes passed:
Cable (2)	70%	50%	38%	100%	—%	67%	100%	100%	99%
FTTx (2)	12%	4%	33%	—%	100%	11%	—%	—%	1%
VDSL (2)	18%	46%	30%	—%	—%	22%	—%	—%	—%

Product penetration:
Television (3)	14%	21%	5%	33%	21%	24%	30%	34%	20%
Broadband internet (4)	22%	38%	20%	42%	48%	54%	40%	33%	32%
Fixed-line telephony (4)	23%	38%	33%	25%	52%	39%	17%	4%	19%
Double-play (5)	33%	33%	41%	11%	36%	33%	35%	50%	11%
Triple-play (5)	35%	38%	13%	48%	34%	10%	31%	8%	42%

(1)	Percentage of total homes passed that are two-way homes passed.

(2)
Percentage of two-way homes passed served by a cable, fiber-to-the-home/-cabinet/-building/-node (FTTx) or digital subscriber line (DSL) network, as applicable.“VDSL” refers to both our DSL and very high-speed DSL technology networks.

(3)	Percentage of total homes passed that subscribe to cable television services (basic video or enhanced video).

(4)	Percentage of two-way homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.

(5)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony), as applicable.

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Video services:
Network System (1)	VDSL/HFC/FTTx	VDSL/HFC/FTTx	VDSL/FTTx	HFC	FTTx	VDSL/HFC/FTTx	HFC	HFC	HFC / FTTx

Broadband internet service:
Maximum download speed offered (Mbps)	1,000	150	300	500	1,000	100 (2)	600	200	500

Mobile services:
Network Technology (3)	LTE	LTE	LTE	—	LTE	LTE / HSPA+	LTE	—	—

(1)	These are the primary systems used for delivery of services in the countries indicated. “HFC” refers to hybrid fiber coaxial cable networks.

(2)	Represents an average as speeds vary by market.

(3)	Fastest available technology. “LTE” refers to the Long Term Evolution Standard.

Products and Services
We offer our customers a comprehensive set of converged mobile, broadband, video and fixed-line telephony services. In the table below, we identify the services we offer in each of the countries in the Caribbean and Latin America where we have operations.

	Mobile	Broadband internet	Video	Fixed-line telephony
C&W:
Anguilla	X	X	X	X
Antigua & Barbuda	X	X	X	X
Barbados	X	X	X	X
Bonaire	X
British Virgin Islands	X	X	X	X
Cayman Islands	X	X	X	X
Curaçao	X	X	X	X
Dominica	X	X	X	X
Grenada	X	X	X	X
Jamaica	X	X	X	X
Montserrat	X	X		X
Saba	X
St. Barths	X
St. Eustatius	X
St. Maarten	X	X
St. Martin	X
Panama	X	X	X	X
St. Kitts & Nevis	X	X	X	X
St. Lucia	X	X	X	X
St. Vincent & the Grenadines	X	X	X	X
The Bahamas	X	X	X	X
Trinidad and Tobago		X	X	X
Turks & Caicos	X	X	X	X

VTR/Cabletica:
Chile	X	X	X	X
Costa Rica		X	X	X

Puerto Rico		X	X	X
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
Telephony Services. C&W is the incumbent fixed-line telephony service provider in many of its Caribbean markets. VTR is the second largest residential fixed-line telephony operator, and a leading provider within its footprint. LCPR offers multi-feature residential telephony service over its cable network.
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
Video Services. We offer video services in Chile, Costa Rica, Puerto Rico, and in most of C&W’s residential markets, including Panama, Jamaica, Trinidad and Tobago, Barbados and the Bahamas. To meet the demands of our customers, we have enhanced our video services with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are delivered over our FTTx, VDSL and hybrid fiber coaxial cable networks and include a digital video recorder (DVR), a video-on-demand (VoD) offering and an advanced electronic programming guide. In most of our markets, customers can pause their programming while a live broadcast is in progress as well as access a selection of channels and VoD content through a mobile application. In 2018, we also launched “Replay TV” in many of our markets. Replay TV allows a viewer to watch a TV program from the beginning after it has started or has concluded.
In Chile, we launched the TV Everywhere app (branded “VTR Play”) in 2018, which extends the advanced video viewing experience to connected devices beyond the set-top box, including mobile phones and tablets. In our Caribbean video markets and Panama, we offer a comprehensive internet streaming video service (branded “Flow ToGo” and “+TV Go”) that allows our video customers to stream an increasing number of channels with a broadband connection in and out of the home and on multiple devices. In Puerto Rico, our video customers can watch their favorite channels on the Liberty Go app as well as access over 65 applications from content providers to watch streamed linear and VoD programming by authenticating as a Liberty Puerto Rico customer.
Our operations with video services offer multiple tiers of digital video programming starting with a basic video service. In addition, subscribers have the option to select extended and/or premium subscription tiers. Fixed digital video services require a set-top box provided by us that also enables access to enhanced features such as VoD. Subscribers to our basic digital video services pay a fixed monthly fee and generally can elect to receive, in most of our markets, a skinny entry tier or a basic tier, including a number of high definition (HD) channels. We also offer a variety of premium packages combining linear channels and VoD. In the few markets where our analog service is still available, including Costa Rica, subscribers to that service typically receive fewer channels than subscribers to our digital services, with the number of channels dependent on their location. Subscribers to our digital services in each case receive the channels available through our analog service. In all of our video operations, we continue to upgrade our systems to expand our digital services and encourage our remaining analog subscribers to convert to a digital or premium digital service. Discounts to our monthly service fees are generally available to a subscriber who selects a bundled service of at least two of the following services: video, internet and fixed-line telephony.
We tailor our video services in each country of operation based on local preferences, culture, demographics and local regulatory requirements. Our channel offerings include the most relevant content to our subscribers, combining general entertainment, sports, movies, documentaries, lifestyle, news, adult, children and foreign channels, as well as local, regional and international broadcast networks. We also operate several channels in the Caribbean, including a leading Caribbean sports network, Flow Sports, and through a consolidated joint venture, RUSH, the channel operating the rights to broadcast the Premier League across the Caribbean (excluding Puerto Rico).
Broadband Internet Services. To support our customers’ expectations for seamless connectivity, we are expanding our networks to make ultrafast broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and making wireless systems available in the home. During 2019, our Network Extension programs (as defined and described below) passed approximately 490,000 homes across Liberty Latin America. We provide next generation WiFi and telephony gateway products to our subscribers. These products enable us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency.

The internet speeds we offer are one of our differentiators, as customers spend more time streaming video and other bandwidth-heavy services on multiple devices. As a result, we are continuing to invest in additional bandwidth and technologies to increase internet speeds throughout our Latin America and Caribbean footprint. We have increased the top tier internet speed for our customers in Chile to 600 Mbps and Puerto Rico to 500 Mbps. In C&W’s markets we have also increased our broadband internet speeds following upgrades to our networks, notably in Panama where we now offer speeds of up to 1 Gbps. We plan to continue the upgrade and expansion of our fixed networks so that we can deploy high-speed internet service to additional customers in the coming years.
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

C&W Business
New York
Ashburn
Washington
Atlanta
Bermuda
Jacksonville
USA
Bahamas
Turks & Caicos
Mexico
Cayman Islands
Dominican Republic
Puerto Rico
St. Thomas
Tortola
St. Martin
Anguilla
Antigua
Montserrat
Guadeloupe
Dominica
Martinique
St. Lucia
St. Vincent
Barbados
Grenada
Trinidad & Tobago
Jamaica
Haiti
St. Croix
St. Kitts & Nevis
Belize
Honduras
Guatemala
El Salvador
Nicaragua
Costa Rica
Panama
Aruba
Curacao
Bonaire
Venezuela
Guyana
Suriname
French Guiana
Colombia
Ecuador
Manta
Brazil
Fortaleza
Perú
Lurin
Arica
Chile
Sao Paulo/Santos
C&W Networks
C&W Networks Terrestrial Fiber Routes
Partner Subsea Carrier Networks

With over 50,000 km of fiber optic cable, and a capacity of over 3 terabits per second (Tbps), C&W is able to carry large volumes of voice and data traffic on behalf of our customers, businesses and carriers. C&W’s networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services and IP transit, superior switching and routing capabilities and local network services to telecommunications carriers, internet service providers (ISPs) and large corporations. In case of outages on portions of the cable systems, our network provides inbuilt resiliency through our traffic re-routing capability. C&W has received recognition for its wholesale services. In 2019, C&W was named the Best Caribbean Wholesale Carrier at the 2019 Global Carrier Awards. We hold several notable certifications including the International ISO 27001 Certification, which reinforces the commitment to customer data safety, as well as CISCO Cloud and Managed Services Partner Master Certification, along with several others.
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
Technology
In many of our markets, we transmit our broadband internet, video and fixed-line telephony services over a hybrid fiber coaxial cable network. This network consists primarily of fiber networks that we connect to the home over the last few hundred meters by coaxial cable. In several of our Caribbean markets, we transmit our services over a fixed network consisting of FTTx, VDSL or DSL copper lines. Approximately 95% of our networks allow for two-way communications and are flexible enough to support our current services as well as new services.
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
We are engaged in network extension and upgrade programs across Liberty Latin America. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we continue to expand our fixed networks pursuant to which we pass or upgrade homes and businesses with our broadband communications network. In addition, we look for mobile service opportunities where we have established cable networks and have expanded our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
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
Supply Sources
Content
With telecommunication companies increasingly offering similar services, content is one of the drivers for customers in selecting a video services provider. Therefore, in addition to providing services that allow our customers to consume content whenever and wherever they want, we continue to invest in content that matters the most to our customers. Our programming strategy is based on:

•	proposition (meeting and exceeding our customers’ expectations on content and entertainment);

•	product (enabling access anywhere and anytime, including live, catch-up and/or VoD);

•	acquisition (investment in the most relevant channels, VoD content and sports); and

•	partnering (strategic alliances with content partners and leading distributors).
Except for Flow Sports and Flow 1 Entertainment services in the Caribbean, and the RUSH channel operated by a consolidated joint venture with the Digicel Group, we license almost all of our programming and on-demand offerings through distribution agreements with third-party content providers, including broadcasters and cable programming networks. For such licenses, we generally pay a monthly fee on a per subscriber basis, with minimum guarantees in certain cases through long-term programming licenses. In our distribution agreements, we seek to include the rights to offer the licensed channels and programming to our authenticated customers through multiple delivery platforms including through our TV Everywhere apps for IP connected devices and on our websites. We also acquire rights to make available, in selected markets, basic and/or premium video services to mobile and/or broadband subscribers that are not subscribers to fixed TV services.
With respect to rights for our sports and entertainment services in the Caribbean, we seek to license the most locally relevant leagues and events such as the UEFA Champions League and Europa League soccer, Indian Premier League cricket, and WWE Wrestling.

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

As the incumbent telecommunications provider in many of its jurisdictions, C&W is subject to significant regulatory oversight with respect to the provision of fixed-line and mobile telephony services. Generally, in these markets, C&W operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulation. Licenses and concessions are scheduled to expire over the next two years in the Cayman Islands and Turks and Caicos Islands. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL (as defined below) states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.

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

In recent years, a number of markets in which C&W operates have demonstrated an increased interest in regulating various aspects of broadband internet services due to the increasing importance of high speed broadband. National regulators have also demonstrated an increased focus on the issues of network resilience, broadband affordability and penetration, quality of services and consumer rights. For example, in Panama, as a result of a public consultation process, new guidelines and new quality goals were enacted for the internet public service in 2018.

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

We currently cannot determine the impact these provisions will have on our operations because national regulators are required to conduct extensive market reviews before adopting specific measures and these measures might be reconsidered in accordance with the market reviews. It is currently unclear as to when the new legislation will be enacted. We expect that consensus on the final version of the bill will take some time. As such, the timing and ultimate effect of the bill is unclear. The Bahamas is also expected to publish its Electronic Communications Sector Policy later this year, the first under the current administration, and it could have a significant impact on the industry.

In addition to rate regulation, several markets in which C&W operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and local number portability (LNP) for fixed and mobile services. Jurisdictions such as Panama, the Bahamas, the Cayman Islands and Jamaica have implemented fixed and mobile LNP and ECTEL has implemented mobile LNP. Other jurisdictions, including Barbados, have considered or begun to implement LNP. Trinidad and Tobago has yet to implement fixed LNP, although mobile LNP rules are already in place.

The pay television service provided in certain C&W markets is subject to, among other things, subscriber privacy regulations, data protection laws and regulations, and the must-carry rule (as defined below) and retransmission consent rights of broadcast stations.

C&W is also subject to universal service obligations in a number of markets. These obligations vary in specificity and extent, but they are generally related to ensuring widespread geographic coverage of networks and that the populations of C&W’s individual markets have access to basic telecommunication services at minimum quality standards. In a number of cases, C&W is required to support universal access/service goals through contributions to universal service funds or participate in universal service-related projects. In Panama, there is a proposal to modify the universal service law to expand its scope to include television services and provide conditions that would diminish the value of the contribution to the fund vis-a-vis projects covered by the law. An additional process regarding coverage of maintenance cost of universal service law phones is ongoing.

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

With respect to C&W’s B2B and networks business in Latin America, we are subject to significantly less regulation in the markets in which we operate compared to our residential businesses described above. We do have the licenses in Latin America and the U.S. necessary to operate wholesale and enterprise services in all countries in which we operate. Although the legal framework in Latin America changes from country to country, we do own international/local carrier and Internet or data services licenses in every jurisdiction in which we operate. Most licenses are granted for a 10 to 15 year term.
The networks business operates over 50,000 km of submarine fiber optic cable systems in the U.S., the Caribbean and Latin America. These sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the Federal Communications Commission (FCC), Department of Homeland Security (DHS) and other U.S. governmental agencies that impose additional reporting and licensing obligations on C&W.

VTR / Cabletica
VTR is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry of Transportation and Telecommunications (the Ministry) through the Chilean Undersecretary of Telecommunications (SubTel), the National Television Council (CNTV) and the National Consumer Service (Sernac).
In addition to the specific regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (i) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (ii) prohibiting VTR from using its market power over programmers without justification, (iii) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, and (iv) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis. In September 2019, VTR submitted a petition to the Chilean Competition Court (TDLC) to lift all the above-mentioned conditions. VTR asserts that such conditions should only have been adopted for a transitional period and that they have been in place for an excessively long period during which the market structure and levels of competition have materially changed. Objections were filed by other operators and by the Free Competition Prosecutor and Subtel. In December 2019, the TDLC joined this procedure with an adversarial procedure initiated by AMC Networks Latin America LLC (AMC) against VTR. In 2019, AMC alleged that VTR had violated condition (ii) noted above by not agreeing to a content distribution agreement with AMC (see below for more information regarding this matter). We can’t estimate at this time when this matter will be resolved.
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
VTR’s ability to change its channel lineup is restricted by an agreement reached with Sernac in July 2012 and the general regulation established by SubTel in February 2014 (by the Telecommunication Services General Rulemaking). This framework allows VTR to change one or more channels from its lineup after a 60-day notice period to its subscribers. In such cases, VTR shall offer a channel of similar content and quality or proportional compensation. Despite this, TVI, a mid-sized programmer in Chile, sued VTR in July 2016, after VTR’s decision to remove TVI’s channels from its channel lineup. TVI argued that VTR was violating the condition set out in the 2005 VTR/Metrópolis merger conditions (as summarized above), which prohibits VTR from using its market power to unjustifiably refuse to contract with programmers. The TDLC dismissed the lawsuit, but the Supreme Court, in May 2019, reversed that decision questioning the termination procedure applied by VTR. The Supreme Court required VTR to open a new negotiation period and if no agreement was reached, to return TVI’s channels until the original contractual term is fulfilled. As a result, the TVI channels have been reinstated on VTR’s channel lineup. Using the precedent from the TVI case, in August 2019, AMC sued VTR claiming a breach of the condition related to contracting with programmers. This process is still pending and was joined with VTR’s petition to lift the 2005 merger conditions as described above. Additionally, a consumer association filed a class action against VTR requesting that VTR compensate clients with a permanent discount on the monthly rent for each change of channels or, in the alternative, the nullification of the power enshrined in VTR’s subscriber contract that authorizes the company to change its channel lineup. This collective process is still pending.

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
Fixed-Line Telephony and Mobile Services. The provision of fixed-line telephony and mobile services requires a public telecommunications service concession. VTR holds concessions to provide fixed wireless local telephony service on the 3.5 GHz band in several regions of the country. These concessions have renewable 30-year terms, expiring in 2036. During 2018, SubTel partially froze 20MHz of the 50 MHz concession granted to VTR in order to evaluate future 5G concession auctions. VTR is contesting SubTel’s legal ability to take such a measure. In November 2018, Movistar asked the TDLC to rule on whether the decision to keep part of the spectrum at 3.5 GHz available for immediate deployment (with potential use for mobile services), was consistent with previous decisions requiring this band to be allocated to fixed services. In January 2020, Subtel opened for public comments its plan for a 5G tender, contemplating a voluntary procedure for the 3.5 GHz reordering and requiring that all participants give back the allocated spectrum in this band and will receive back at least the same bandwith in the tender. Additionally, it anticipated that the concessions granted in this tender will contemplate the power of Subtel to modify the licenses in case of non-use or inefficient use of the spectrum.
With respect to mobile services, in 2009, SubTel awarded VTR a 30MHz license in the 1700/2100 MHz band. The license has a 30-year renewable term, expiring in 2040. Currently, antitrust bodies and the Supreme Court have declared a 60 MHz cap for mobile concessions and a 100 MHz cap for fixed wireless service (3.5 GHz band). SubTel filed an application before the Antitrust Court in order to review the spectrum cap regime and the spectrum administration policy for the country under the notion that future telecommunication needs, especially for implementing 5G networks, will require broader bandwidth. In December 2019, TDLC established a new cap scheme between 25% to 35%, depending on the segment. VTR does not currently exceed any of its caps. TDLC did not pronounce on measures to punish non-use of spectrum, nor on complementary pro-competitive measures. A couple of operators complained against the TDLC decision before the Supreme Court and final resolution is still pending.
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

Liberty Puerto Rico
Liberty Puerto Rico is subject to regulation in Puerto Rico by various governmental entities at the Puerto Rico and the U.S. federal level, including the FCC and the Puerto Rico Telecommunications Regulatory Bureau (TRB). TRB has primary regulatory jurisdiction in Puerto Rico at the local level and is responsible for awarding franchises to cable operators for the provision of cable service in Puerto Rico and regulating cable television and telecommunications services.
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
By virtue of Order and Notice of Proposed Rulemaking 18-57, dated May 8, 2018, the FCC established the Uniendo a Puerto Rico Fund (UPR Fund). Stage 1 of the UPR Fund made $51 million of new funding available for Puerto Rico telecommunications providers following the 2017 Hurricanes. In order to be eligible for the UPR Fund, Liberty Puerto Rico requested that TRB designate it as an Eligible Telecommunications Carrier (ETC). TRB designated Liberty Puerto Rico as an ETC on June 22, 2018. As part of the ETC requirements Liberty Puerto Rico must offer the Lifeline Program and the Libraries and Schools Program (E-Rate). Both E-Rate programs consist of FCC subsidies to ensure customer access to telecommunications services. Liberty Puerto Rico began offering the Lifeline Program in April 2019 and will bid on the E-Rate Program once the bidding window opens in early 2020.

On September 26, 2019, the FCC adopted a Report and Order that established the guidelines for UPR Fund Stage 2 funding to support certain fixed and mobile providers of voice and broadband service in Puerto Rico. The FCC will award up to $505 million over 10 years to eligible providers of fixed voice and broadband services in Puerto Rico through a single round competitive bidding process that will select one support recipient in each of the 78 municipalities in Puerto Rico. The FCC Wireline Competition Bureau (Bureau) staff will evaluate support proposals based upon a 270-point scale allocated as follows, with the winner in each municipality compiling the lowest aggregate score: (1) price per location (100 points); (2) network performance (speed, latency and usage allowance)(90 points); and (3) network redundancy/resilience (80 points). The FCC will award $254 million in UPR Fund Stage 2 funding over three years to mobile providers operating in Puerto Rico. Eligible mobile providers that elect to participate in Stage 2 will receive support according to the number of mobile subscribers in Puerto Rico as of June 2017 Form 477 data. The Stage 2 Report and Order also requires Stage 2 support recipients to: (1) submit to the Bureau a plan that describes and commits to the methods and procedures that recipients will use to prepare for and respond to disasters in Puerto Rico; and (2) participate in the FCC’s Disaster Information Report System, which is a web-based system that communications companies can use to report to the FCC communications infrastructure status during disasters.

On February 5, 2020, the Bureau released a Public Notice that establishes the application requirements and submission process for the UPR Fund Stage 2 Competition. The Bureau will release an application form and instructions, and announce the application deadline in a public notice following approval of the application form by the U.S. Office of Management and Budget. The Bureau anticipates that the filing deadline for all UPR Fund Stage 2 applications will be approximately 30 days after application form approval.

In Puerto Rico, antitrust regulation is governed by the U.S. Sherman Act, other federal antitrust legislation, and the Puerto Rico Anti-Monopoly Law. In particular, the Sherman Act seeks to prevent anti-competitive practices in the marketplace and requires governmental review of certain business combinations, among other things. The Puerto Rico Anti-Monopoly Law substantially parallels the Sherman Act and authorizes the Puerto Rico Department of Justice to investigate and impose competition-related conditions on transactions. The Attorney General of Puerto Rico is permitted to investigate a transaction under federal law or under the Puerto Rico Anti-Monopoly Law.

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

Our pay television service in Puerto Rico is subject to, among other things, subscriber privacy regulations and must-carry and retransmission consent rights of broadcast television stations. The Communications Act and FCC rules govern aspects of the carriage relationship between broadcast television stations and cable companies. To ensure that every qualifying local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every qualifying full-power television broadcast station to require that all local cable systems transmit that station’s primary digital channel to their subscribers within the station’s market (the “must-carry” rule) pursuant to the Cable Television Consumer Protection and Competition Act of 1992. Alternatively, a station may elect every three years to forego its must carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system, referred to as retransmission consent.

•
Internet. Liberty Puerto Rico offers high-speed internet access throughout its entire footprint. In March 2015, the FCC issued an order classifying mass-market broadband internet access service as a “telecommunications service,” changing its long-standing treatment of this offering as an “information service,” which the FCC traditionally has subjected to limited regulation. The rules adopted by the FCC prohibited, among other things, broadband providers from: (i) blocking access to lawful content, applications, services or non-harmful devices; (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services or non-harmful devices; and (iii) favoring some lawful internet traffic over other lawful internet traffic in exchange for consideration (collectively, 2015 Restrictions). In addition, the FCC prohibited broadband providers from unreasonably interfering with users’ ability to access lawful content or use devices that do not harm the network, or with edge providers’ ability to disseminate their content, and imposed more detailed disclosure obligations on broadband providers than were previously in place. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order (the 2017 Order) that, in large part, reversed the regulations issued by the FCC in 2015. The 2017 Order, among other things, restores the classifications of broadband Internet access as an information service under Title I of the Communications Act, and mobile broadband Internet access service as a private mobile service, and eliminates the 2015 Restrictions. The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization, and restores broadband consumer protection authority to the Federal Trade Commission. On October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled on numerous appeals of the 2017 Order by interested parties. The D.C. Circuit largely upheld the 2017 Order. However, it vacated that portion of the 2017 Order preempting inconsistent state or local regulations, and remanded the 2017 Order to the FCC for further consideration of its effect on public safety, pole attachment regulation, and the Lifeline support program. The D.C. Circuit’s ruling may be subject to further judicial review. Legislative proposals regarding the net neutrality rules also are pending in Congress.

•
Fixed-Line Telephony Services. Liberty Puerto Rico offers fixed-line telephony services, including both circuit-switched telephony and VoIP. Its circuit-switched telephony services are subject to FCC and local regulations regarding the quality and technical aspects of service. All local telecommunications providers, including Liberty Puerto Rico, are obligated to provide telephony service to all customers within the service area, subject to certain exceptions under FCC regulations, and must give long distance telephony service providers equal access to their network. Under the Communications Act, competitive local exchange carriers (CLECs), like us, may require interconnection with the incumbent local exchange carrier (ILEC), and the ILEC must negotiate a reasonable and nondiscriminatory interconnection agreement with the CLEC. Such arrangement requires the ILEC to interconnect with the CLEC at any technically feasible point within the ILEC’s network, provide access to certain unbundled network elements of the ILEC’s network, and allow physical collocation of the CLEC’s equipment in the ILEC’s facilities to permit interconnection or access to unbundled network element services. Therefore, we have the right to interconnect with the incumbent local exchange carrier Puerto Rico Telcom (PRTC). We have negotiated an interconnection agreement with PRTC, and the physical interconnection between both companies has been activated.
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
Mobile and Telephony Services
In many of our markets we are either the leading or one of the leading mobile providers. In the markets where we are one of the top mobile providers, we continue to seek additional bandwidth to deliver our wide range of services to our customers and increase our LTE coverage. We face competition in all of our markets. We also offer various calling plans, such as unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. In addition, we use our bundled offers with our video and high-speed internet services to gain mobile subscribers. Our ability to offer fixed-mobile convergence services is expected to be a key driver. In several of our markets, we expect to increase focus on converged services, including mobile, fixed-line, broadband and video.
The market for fixed-line telephony services is mature across our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. In most of our C&W markets, we are the incumbent telecommunications provider with long established customer relationships. In our other markets, our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the incumbent operators have substantially more experience in providing fixed-line telephony, greater resources to devote to the provision of such services and long-standing customer relationships. In all of our markets, we also compete with VoIP operators offering services across broadband lines and over-the-top (OTT) telephony providers, such as WhatsApp. In many countries, our businesses also face competition from other cable telephony providers, FTTx-based providers or other indirect access providers.
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
With respect to mobile services, we face competition from Digicel Group Ltd. (Digicel) in most of our C&W residential markets. We also compete with subsidiaries of Millicom International Cellular S.A. (Millicom) in Panama, Movistar in Chile, and Claro in Chile and Panama. In addition, in the Bahamas, where C&W had previously been the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor, ALIV, during the fourth quarter of 2016. We also face competition in the provision of broadband services from Digicel in our Caribbean markets, a subsidiary of Millicom in Panama, and Cable Bahamas Limited (Cable Bahamas) in the Bahamas. In Panama, as of 2019 Movistar and Cable Onda S.A. (Cable Onda) are a part of the Millicom group after its acquisition of both companies. These companies all have competitive pricing on similar services, and the intensified level of competition we are experiencing in several of our markets has added increased pressure on the pricing of our services. To attract and retain customers, C&W focuses on providing quality services and premium content, as well as converged services where customers can access content in and out-of-the home.
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
OTT aggregators utilizing our or our competitors’ high-speed internet connections are also a significant competitive factor as are other video service providers that overlap our service areas. The OTT video providers (such as HBO Go/Now, Amazon Prime Video and Netflix in most of our markets, and Hulu, Sling, and Digicel Play in selected markets) offer VoD service for television series and movies, catch-up television in some places and linear channels. In some cases, these OTT services are provided free-of-charge. The content library of such services is offered on an unlimited basis for a monthly fee. Typically these services are available on multiple devices in and out of the home. To enhance our competitive position, we are developing cloud-based, next generation user interfaces based on advanced technologies and are providing our subscribers with TV Everywhere products and premium OTT video services. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
Piracy and other unauthorized uses and distribution of content, including through web-based applications, devices and online platforms, also present challenges for our video business. These platforms illegally stream copyrighted content, for example, Premier League games that can be viewed with an internet connection. While piracy is a challenge in most jurisdictions in which we operate, it is particularly prevalent in those jurisdictions that lack developed copyright laws and effective enforcement of copyright laws.
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our cable networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Flow ToGo and +TV Go in C&W markets, LibertyGo in Puerto Rico and VTR Play in Chile.
Our ability to continue to attract and retain customers depends on our continued ability to acquire appealing content and services on competitive terms and to make such content available on multiple devices and outside the home. Some competitors have obtained long-term exclusive contracts for certain sports programs, which limits the opportunities for other providers to offer such programs. Other competitors also have obtained long-term exclusive contracts for programs, but our operations have limited access to certain of such programming through select contracts with those companies. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
In this competitive environment, we enhance our offers with converged digital services, such as DVR and replay functionalities, and VoD and multiscreen services. In addition, we offer attractive content packages tailored to particular markets and discounts for bundled services. To improve the quality of the programming in our packages, our operations periodically modify their digital channel offerings. Where we offer mobile, we focus on our converged service offerings. We use these services, as well as bundles of our fixed-line services, as a means of driving video and other products where we can leverage convenience and price across our portfolio of available services.

•
C&W. C&W competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. Fixed-mobile convergence services are not a significant factor in most of C&W’s residential markets. In several of C&W’s other markets, including Jamaica, Trinidad and Tobago and Barbados, C&W is the largest or one of the largest video service providers. In these markets, C&W’s primary competition is from DTH providers, such as DIRECTV Latin America Holdings, Inc. (DirecTV), which is now called Vrio Corp., and operators of IPTV services over VDSL and FTTx, such as Digicel. In Panama, C&W competes primarily with Cable Onda, which is 80% owned by Millicom and which offers video, internet and fixed-line telephony over its cable network, and with the DTH services of Claro. To compete effectively, C&W invests in leading mobile and fixed networks and content.

•
VTR. VTR competes primarily with DTH service providers, including Movistar, Claro, Entel, GTD Manquehue (GTD) and DirecTV, among others. Movistar offers double-play and triple-play packages using DTH for video and DSL for internet and fixed-line telephony and offers mobile services. On a smaller scale, Movistar also offers IPTV services over FTTx networks in Chile. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services. To a lesser extent, VTR also competes with video services offered by or over networks of fixed-line telecommunication providers using DSL technology. To compete effectively, VTR focuses on enhancing its subscribers’ viewing options in and out of the home through offering VoD, catch-up television, DVR functionality, Horizon TV and a variety of premium channels. These services and its variety of bundled options, including internet and telephony, enhance VTR’s competitive position.

•
Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation (Dish Network). Dish Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a free multi-room DVR service. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed internet with download speeds of up to 500 Mbps to drive its video services.

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

In addition, other wireless technologies, such as WiFi, are available in almost all of our markets. In this intense competitive environment, speed, bundling, and pricing are key drivers for customers.
A key component of our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of services and prices, a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download speeds generally range from 50 Mbps to speeds of up to 600 Mbps. In Panama and Barbados we also deliver speeds of up to 1 Gbps for our customers. In many of our markets, we offer the highest download speeds available via our cable and FTTx networks. The focus is on high-speed internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level.
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

•
C&W. Where C&W is the incumbent telecommunications provider, it competes with cable operators, the largest of which are Cable Onda in Panama, Cable Bahamas in the Bahamas, and Digicel in certain of C&W’s markets. To distinguish itself from these competitors, C&W uses its bundled offers with video and telephony to promote its broadband internet services.

•
VTR. VTR faces competition primarily from non-cable-based ISPs, such as Movistar and Entel, and from other cable-based providers, such as Claro and GTD. Competition is particularly intense with each of these companies offering competitively priced services, including bundled offers with high-speed internet services. Mobile broadband competition is significant as well. Movistar, Claro and Entel have launched LTE networks for high-speed mobile data. To compete effectively, VTR is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service and high-speed internet with download speeds of up to 600 Mbps.

•
Liberty Puerto Rico. Liberty Puerto Rico competes primarily with Claro and other operators using fiber networks or fixed wireless access technologies. To compete with these providers, Liberty Puerto Rico offers its high-speed internet with download speeds of up to 500 Mbps.

Business and Wholesale Services
Through C&W, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, subsea fiber optic cable network. Our subsea and terrestrial fiber routes combine to form a series of fully integrated networks that typically provide complete operational redundancy, stability and reliability, allowing us in most cases to provide our clients with superior service and minimal network downtime. Given the advanced technical state of the network combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high latency protection routes. In addition, our network as of December 31, 2019, utilized less than 10% of its potential design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, as well as the financial and time investment required to build a similar network, and the potential delays associated with acquiring governmental permissions, makes it unlikely that our network will be replicated in the near term.
We compete in the provision of B2B services with residential telecommunications operators as noted above, in addition to regional and international service providers, particularly when addressing larger customers.
Employees
As of December 31, 2019, we, including our consolidated subsidiaries, had an aggregate of approximately 10,000 full-time employees, certain of whom belong to organized unions and works council. We believe that our employee relations are good.

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
The markets for cable television, broadband internet, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and digital terrestrial television (DTT) broadcasters, DTH satellite providers, networks using DSL, VDSL or vectoring technology, Multi-channel Multipoint Distribution System operators, FTTx networks, OTT content providers, and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, other telecommunications operators and service providers. As the availability and speed of broadband internet increases, we also face competition from OTT providers, including telephony providers such as WhatsApp, utilizing our or our competitors’ high-speed internet connections. Some of these providers offer services without charging a fee, which could erode relationships with customers and may lead to a downward pressure on prices and returns for telecommunication services providers. In the provision of telephony and broadband internet services, we are experiencing increasing competition from other telecommunications operators and other service providers in each country in which we operate, as well as other mobile providers of voice and data. Many of the other operators offer double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other facilities-based operators and wireless providers. Developments in wireless technologies, such as LTE (the next generation of ultra-high-speed mobile data) and WiFi, are creating additional competitive challenges.
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
The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. We generally do not produce our own content and we depend on our agreements, relationships and cooperation with public and private broadcasters and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay television services, including a sufficient selection of HD channels as well as non-linear content (such as a selection of attractive VoD content and rights for ancillary services such as DVRs and catch up or ‘Replay’ services), on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we frequently negotiate and renegotiate programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms or at all. We expect that programming and copyright costs will continue to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events and rate increases, and (ii) the growth in the number of our enhanced video subscribers.
If we are unable to obtain or retain attractively priced competitive content, demand for our television services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower tier programming to higher tier programming. Furthermore, we may be placed at a competitive disadvantage as certain OTT providers increasingly produce their own exclusive content and if certain of our competitors acquire exclusive programming rights, particularly with respect to popular sports.
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
In particular, our systems and equipment are in regions prone to hurricanes, earthquakes and other natural disasters, and they have been impacted by hurricanes in the recent past. In early October 2016, our fixed-line and mobile networks in the Bahamas suffered extensive damage as a result of Hurricane Matthew, which caused our customers to experience significant outages. In September 2017, the 2017 Hurricanes impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment. In certain of our C&W markets, most notably in the British Virgin Islands and Dominica, portions of our fixed and mobile networks were significantly damaged by the 2017 Hurricanes. In September 2019, Hurricane Dorian impacted certain islands of the Bahamas, resulting in significant damage to homes, businesses and infrastructure in those areas.
Moreover, despite security measures, our servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive actions as further discussed below. See “Cyberattacks or other network disruptions could have an adverse effect on our business.”
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
Cyberattacks or other network disruptions could have an adverse effect on our business.
As described above, our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. In addition, through our operations, sales and marketing activities, we collect and store certain non-public personal information related to our customers, and we also gather and retain information about employees in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. Our and our vendors’ servers, systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or subsea cable network, security flaws, and malicious human acts.
Despite security measures, our and our vendors’ servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive actions. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. The techniques used to gain such access to our or our vendors’ technology systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to our customers, employees, assets, and reputation.

Cyberattacks against our or our vendors’ technological infrastructure or breaches of network information technology may cause equipment failures, disruption of our or their operation, and potentially unauthorized access to confidential customer or employee data, which could subject us to increased costs and other liabilities as discussed further below.

To date, we have not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to our operations or financial condition. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. We engage in a variety of preventive measures at an increased cost to us, in order to reduce the risk of cyberattacks and safeguard our infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data.

If hackers or cyberthieves gain improper access to our or our vendors’ technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer or employee data. Moreover, additional harm to customers or employees could be perpetrated by third parties who are given access to the confidential customer data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service and diversion of management attention, as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, we may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results. We also face similar risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business. While we maintain cyber liability insurance that provides both third-party liability and first-party insurance coverage, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other events as described above.

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
We maintain a program of third-party traditional and parametric wind risk insurance coverage against various liability, property and business interruption damage risks. We believe these insurance programs are an effective way to protect our assets against these risks. However, the potential damage that could arise from a natural catastrophe event or events in the future could exceed the coverage provided by such programs. In addition, our insurance carriers have in the past sought and may in the future seek to rescind or deny coverage with respect to pending or future claims related to such natural catastrophe damage. Additionally, if we sustain certain wind damage that does not trigger coverage under our parametric wind risk insurance, we may receive no proceeds or proceeds that do not fully cover such damage. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material investments to repair such damage which could result in decreased capital investment, reduced Adjusted OIBDA (as defined below), decreased liquidity or increased use of credit facilities or other existing or new debt or funding arrangements.
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
Our businesses operate almost exclusively in countries outside the U.S., and we have substantial physical assets and derive a substantial portion of our revenues from operations in Latin America and the Caribbean. Therefore, we are subject to the following inherent risks:

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing operations consistently through our several operating areas;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	burdensome tax, customs, duties or regulatory assessments based on new or differing interpretations of law or regulations, including increases in taxes and governmental fees;

•	economic and political instability, social unrest, and public health crises, such as the occurrence of a contagious disease like the novel coronavirus;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

•	interruptions to essential energy inputs;

•	direct and indirect price controls;

•	cancellation of contract rights and licenses;

•	delays or denial of governmental approvals;

•	a lack of reliable security technologies;

•	privacy concerns; and

•	uncertainty regarding intellectual property rights and other legal issues.
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
In certain countries and territories in which we operate, political, security and economic changes may result in political and regulatory uncertainty and civil unrest. Governments may expropriate or nationalize assets or increase their participation in the economy generally and in telecommunications operations in particular. Civil unrest in one or more of our markets may adversely affect our operations in the affected market or possibly in other markets depending on the scope of other operations supported by the affected market. For example, riots broke out in Chile in October 2019 in support of concerns over social inequality.  These riots led to the injury or detainment of protesters and the dismissal of members of the Chilean President’s cabinet. For the fiscal year ended December 31, 2019, we derived $941 million of our total revenues from our Chilean operations. Continued internal turmoil could slow or halt the development of, or otherwise constrain the market for our VTR products and services, could impact foreign exchange rates, and could otherwise impair the business and financial condition of VTR.
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
Public health crises, such as the recent outbreak of the novel coronavirus, in countries where we operate or where our contractors’ or vendors’ facilities are located could also have an effect on our financial condition or operations through impacts on our customers’ ability to use our services, on the availability of our workforce or through adverse impacts to our supply chain. For example, as a result of the evolving outbreak of the novel coronavirus originating in Wuhan, China, certain of our product shipments from China may be delayed. If such a disruption were to extend over a prolonged period, it could have an impact on the continuity of our supply chain. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of products until we are able to resume such shipments or shift from the affected contractor or vendor to another third-party vendor, if needed.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and selling, general and administrative expenses and property and equipment additions were not hedged as of December 31, 2019.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our reported operating results are impacted by changes in the exchange rates for the Chilean peso and, to a much lesser extent, the Jamaican dollar. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
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
We also have interconnection and services contracts with telecommunications carriers located in Venezuela.  With respect to Cuba, we believe we have designed our activities to comply with certain telecommunications and information systems general license and exemptions. With respect to Venezuela, we have advised OFAC that we believe that our activities there are not covered by the OFAC regulations or are otherwise allowed under a general license and exemptions or, in the alternative, should be licensed by OFAC.

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
Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Video distribution, broadband internet, telephony and mobile businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. Our ability to provide telecommunications services depends on applicable law, telecommunications regulations and the terms of the licenses and concessions we are granted under such laws and regulations. In particular, we are reliant on access with mutually beneficial terms to spectrum for both existing and next generation telecommunication services, entrance into interconnection agreements with other telecommunications companies and are subject to a range of decisions by regulators, including in respect of pricing, for example, for termination rates. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities, or is subject to review by regulatory authorities or termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, infrastructure, facilities or services to distribute their own services or resell our services to end customers. For example, certain regulators are seeking to mandate third-party access to portions of C&W’s network infrastructure. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions. We may continue to operate in jurisdictions where governments fail to grant or renew licenses for our operations, which could result in penalties, fines or restrictions that could have a material adverse impact on our business and financial condition.
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
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities, which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. If conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with an acquisition transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations. The acquisition of C&W in May 2016 triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in all of these jurisdictions, except for Trinidad and Tobago, have completed their review of the May 16, 2016 acquisition of C&W (the C&W Acquisition) and have granted their approval. While we expect to receive this outstanding approval, such approval may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.
Furthermore, the governments in the countries and territories in which we operate differ widely with respect to political structure, constitution, economic philosophy, stability and level of regulation. Many of our operations depend on governmental approval and regulatory decisions, and we provide services to governmental organizations in certain markets (and in certain cases, like Venezuela, governmental organizations are our biggest customers). Moreover, in several of C&W’s key markets, including Panama and the Bahamas, governments are C&W’s partners and co-owners. The Government of the Bahamas is a part-owner in C&W Bahamas and the Government of Panama is a part-owner in C&W Panama, and each of the governments have the right to appoint members to the board of directors of the respective entity. In both the Bahamas and Panama, we hold licenses or have received concessions from the government or independent regulatory bodies to operate our business, including our mobile and fixed networks. Consequently, we may not be able to fully utilize C&W’s contractual or legal rights or all options that may otherwise be available, where to do so might conflict with broader regulatory or governmental considerations. In addition, we are, and in the future may be, a party to certain disputes with regulators and governments from time to time that could have a material adverse effect on our business and results of operations.
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
For various reasons, governments may seek to increase the regulation of the use of the internet, particularly with respect to user privacy and data protection, access rights content, pricing, copyrights, consumer protection, distributions and characteristics and quality of products and services. Application of existing laws, including those addressing property ownership and personal privacy in the context of rapidly evolving technological developments remains uncertain and in flux. New interpretations of such laws could have an adverse effect on our business. Governments may also seek to regulate the content of communications in all of our revenue streams, which could reduce the attractiveness of our services. Governments may also change their attitude towards foreign investment or extract extra concessions from businesses. Accordingly, our operations may be constrained by the relevant political environment and may be adversely affected by such constraints, as well as by changes to the political structure or government in any of the markets in which we operate.
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
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as UTS and certain of AT&T’s operations to be acquired in the AT&T Acquisition, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
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

If the AT&T Acquisition is not completed for any reason, we may be subject to numerous risks, including the following:

•Experiencing negative reactions from the financial markets, including negative impacts on the price of our common shares;

•Experiencing reputational harm due to the adverse perception of any failure to successfully complete the AT&T Acquisition; and

•Liberty Latin America (i) having its management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the AT&T Acquisition and (ii) incurring significant costs, including advisory, legal and other transaction and debt costs, without realizing any of the benefits of having completed the AT&T Acquisition.

We may not be successful in renewing the necessary regulatory licenses, concessions or other operating agreements needed to operate our businesses upon expiration, and such licenses may be subject to termination, revocation or material alteration in the event of a breach or to promote the public interest or as a result of triggering a change of control clause.
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, C&W’s licenses in the Cayman Islands and the Turks and Caicos Islands are scheduled to expire in the next two years. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses.
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
Our businesses are highly leveraged. At December 31, 2019, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,516 million, including $180 million that is classified as current in our consolidated balance sheet and $7,707 million that is not due until 2024 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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

The phasing out of LIBOR and EURIBOR will result in a new reference rate being applied to our LIBOR-indexed debt which may not be the same as the new reference rate applied to our LIBOR-indexed derivative instruments, and will have to be adjusted for.

In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Additionally, the European Money Markets Institute (the authority that administers the Euro Interbank Offered Rate (EURIBOR)) has announced that measures will need to be undertaken by the end of 2021 to reform EURIBOR to ensure compliance with E.U. Benchmarks Regulation. Currently, it is not possible to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.K., the U.S., the Eurozone or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our loan documents contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed debt to the extent LIBOR is not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and the company may incur significant associated costs.

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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2019, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $145 million, (ii) cash and cash equivalents and restricted cash balances of $2,457 million and (iii) aggregate undrawn debt facilities of $1,113 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
The liquidity and value of our interests in certain of our partially-owned subsidiaries, as well as the ability to make decisions related to their operations, may be adversely affected by shareholder agreements and similar agreements to which we are a party.
We indirectly own equity interests in a variety of international video, broadband internet, telephony, mobile and other communications businesses. Certain of these equity interests, such as our interests in our operating subsidiaries of C&W Panama and C&W Bahamas, are held pursuant to concessions or agreements that provide the terms of the governance of the subsidiaries as well as the ownership of such interests. These agreements contain provisions that affect the liquidity, and therefore the realizable value, of those interests by subjecting the transfer of such equity interests to consent rights or rights of first refusal of the other shareholders or partners or similar restrictions on transfer. In certain cases, a change in control of the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other shareholders or partners. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold. Additionally, these agreements contain provisions granting us and the other shareholders or partners certain liquidity rights as well as certain governance rights, for example, with respect to material matters, including but not limited to acquisitions, mergers, dispositions, shareholder distributions, incurrence of debt, material expenditures and issuances of equity interests, which may prevent the respective subsidiary from making decisions or taking actions that would protect or advance the interests of our company, and could even result in such subsidiary making decisions or taking actions that adversely impact our company. Furthermore, our ability to access the cash of these non-wholly-owned subsidiaries may be restricted in certain circumstances under the respective shareholder, joint venture, partnership or similar agreements.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2018, we had goodwill of $4,906 million, which represented approximately 33% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in note 9 to our consolidated financial statements, during the years ended December 31, 2019, 2018 and 2017, we incurred significant goodwill impairments. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of C&W. Any such impairment charges could be significant.

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
As a result of the Split-Off, Miranda Curtis and Paul A. Gould, who serve as directors of Liberty Global, and Liberty Global’s chief financial officer, also serve as directors of Liberty Latin America. Additionally, the chief executive officer of Liberty Global, Michael Fries, also serves as our executive chairman. Our directors (including the executive chairman) have fiduciary duties to our company. Likewise, any such persons who serve in similar capacities at Liberty Global or any other public corporation have fiduciary duties to that corporation or to that corporation’s shareholders. For example, there may be the potential for a conflict of interest when the company or Liberty Global pursues acquisitions and other corporate opportunities that may be suitable for each of them. In addition, all of our directors and executive officers, other than our directors Alfonso de Angoitia Noriega and Eric L. Zinterhofer, have financial interests in Liberty Global as a result of their ownership of Liberty Global Shares and/or equity awards. As a result of these multiple fiduciary duties and financial interests, these directors and executive officers may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties or in which they have financial interests.
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

Risks Relating to Our Common Shares and the Securities Market
Different classes of our common shares have different voting rights, but all common shares vote together as one class; if you hold Class C common shares you will have no significant voting rights.
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

Our Class B common shares are not widely held, with over 75% of such outstanding shares beneficially owned by John C. Malone, a director emeritus of our company. Although our Class B common shares are eligible to trade on the OTC Grey Markets, they are sparsely traded and do not have an active trading market. The OTC Grey Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares. OTC Grey Market securities do not have bid or ask quotations in the OTC Link system or the OTC Bulletin Board. Broker-dealers must report OTC Grey Market trades to the Financial Industry Regulatory Authority, and therefore trade data is available on http://www.otcmarkets.com and other public sources. As a result, trading in the OTC Grey Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Grey Markets as opposed to a national exchange or quotation system due to many factors, including, among other things, a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations and similar market conditions. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.

We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.

As of December 31, 2019, John C. Malone beneficially owned a number of our common shares representing approximately 25% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.
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

Our Registration Rights Agreement with certain Searchlight parties requires us to promptly register under the Securities Act the 9,500,000 Class C common shares subject to such agreement and held by such shareholders or their permitted transferee(s), upon their request. The registration rights for such Searchlight parties will allow them to sell such shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common shares could decline as a result of sales by such shareholders from time to time. In particular, the sale of a substantial number of our shares by such shareholders within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.

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

As of December 31, 2019, we did not maintain effective adequate internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, these material weaknesses continued to exist with respect to our internal control over financial reporting as of December 31, 2019. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
At December 31, 2019, we leased our corporate office in Denver, Colorado, U.S. Additionally, C&W owns significant portions of our subsea network in the Caribbean region (see Item 1. Business—Narrative Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, poles, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

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

	Class B
	High	Low
Year ended December 31, 2018
First quarter	(a)	(a)
Second quarter	$19.75	$18.00
Third quarter	$19.75	$18.00
Fourth quarter	$19.00	$19.00
Year ended December 31, 2019
First quarter	$23.80	$18.00
Second quarter	$18.00	$18.00
Third quarter (b)	$18.00	$18.00
Fourth quarter (b)	$18.00	$18.00

(a)	No trades occurred during the first quarter of 2018.

(b)
The Class B common shares trade infrequently. During the third and fourth quarters of 2019, no trades occurred. As such, the high and low prices shown for this period relate to the second quarter of 2019.

Holders
As of January 31, 2020, we had the following number of holders of record of our common stock: 10,923 Class A; 24 Class B; and 24,993 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual General Meeting of Shareholders.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All information under this Item has been previously reported on our Current Reports on Form 8-K.
Stock Performance Graph
The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from January 2, 2018 (the day the shares began trading following the Split-Off) to December 31, 2019, to the change in the cumulative total return on the Nasdaq Emerging Telecom TR Index, the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on January 2, 2018.

	January 2,	March 31,	June 30,	September 30,	December 31,
	2018

Liberty Latin America Shares - Class A	$100.00	$90.13	$88.60	$96.57	$67.10
Liberty Latin America Shares - Class C	$100.00	$89.25	$90.60	$96.45	$68.12
Nasdaq Emerging Telecom TR Index	$100.00	$97.33	$87.83	$89.10	$86.46
MSCI Emerging Markets NTR Index	$100.00	$99.72	$91.79	$90.78	$84.00
Nasdaq Composite TR Index	$100.00	$101.06	$107.75	$115.73	$95.72

	March 31,	June 30,	September 30,	December 31,
	2019

Liberty Latin America Shares - Class A	$89.62	$79.84	$79.10	$89.43
Liberty Latin America Shares - Class C	$90.93	$80.36	$79.92	$90.98
Nasdaq Emerging Telecom TR Index	$90.43	$92.41	$88.27	$91.31
MSCI Emerging Markets NTR Index	$92.34	$92.90	$88.95	$99.48
Nasdaq Composite TR Index	$111.81	$116.13	$116.34	$130.84

Item 6.	SELECTED FINANCIAL DATA
The following tables present selected historical financial information of Liberty Latin America. The selected financial data (i) as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and (ii) as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 has been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. This information is only a summary and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements.

	December 31,
	2019	2018	2017	2016	2015
	in millions
Summary Balance Sheet Data (a):
Goodwill	$4,906.4	$5,133.3	$5,673.6	$6,353.5	$775.6
Property and equipment, net	$4,301.1	$4,236.9	$4,169.2	$3,860.9	$843.5
Total assets (b)	$14,937.5	$13,446.6	$13,616.9	$14,143.9	$3,238.1
Debt and finance lease obligations, including current portion	$8,370.0	$6,682.1	$6,371.5	$6,047.9	$2,305.4
Total equity	$3,979.9	$4,123.4	$4,690.6	$5,660.4	$270.8

	Year ended December 31,
	2019	2018	2017	2016	2015
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$3,867.0	$3,705.7	$3,590.0	$2,723.8	$1,217.3
Operating income (loss)	$353.8	$(23.6)	$(162.9)	$315.3	$248.1
Net earnings (loss)	$(182.4)	$(635.8)	$(798.7)	$(404.0)	$45.8
Net earnings (loss) attributable to Liberty Latin America shareholders	$(80.1)	$(345.2)	$(778.1)	$(432.3)	$38.0
Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders (c)	$(0.44)	$(1.99)	$(4.53)	$(3.44)	$0.87

(a)	We acquired UTS effective March 31, 2019, Cabletica on October 1, 2018, C&W on May 16, 2016 and Choice Cable TV on June 3, 2015.

(b)
We adopted ASU 2016-02, as defined and described in note 2 to our consolidated financial statements, on January 1, 2019 using the effective date transition method. The main impact of the adoption of this standard was the recognition of right-of-use assets and lease liabilities. At December 31, 2019, we had $151 million in right-of-use assets recorded in our consolidated balance sheet associated with contracts that qualify as operating leases under ASU 2016-02.

(c)
Amounts are calculated based on weighted average number of shares outstanding of 181,506,875, 173,313,575, 171,850,041, 125,627,811 and 43,925,871, respectively. The 2019 and 2018 amounts represent the weighted average number of Liberty Latin America Shares outstanding during the year, respectively. The 2017 amount represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off. The 2016 amount represents the actual weighted average number of LiLAC Shares outstanding, as adjusted to reflect the total 117,430,965 Class A and Class C LiLAC Shares issued to holders of Class A and Class C Liberty Global Shares pursuant to the LiLAC Distribution as if such distribution was completed on the May 16, 2016 date of the C&W Acquisition. The 2015 amount represents the actual weighted average number of LiLAC Shares outstanding for the period from July 1, 2015 through December 31, 2015, as adjusted to reflect the LiLAC Transaction as if such transaction was completed on January 1, 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2019 and 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) is presented, as of December 31, 2019.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 can be found under captions entitled “Results of Operations” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019, which is available free of charge through the SEC’s website at www.sec.gov or the Company’s website, www.lla.com/ir.html. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B communications services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas (a 49.0%-owned entity that owns all of our operations in the Bahamas), C&W Jamaica (a 92.3%-owned entity that owns the majority of our operations in Jamaica), and C&W Panama (a 49.0%-owned entity that owns most of our operations in Panama). In addition, we own Cabletica through our 80.0% ownership of its parent, LBT CT Communications, S.A..

Operations
At December 31, 2019, we (i) owned and operated fixed networks that passed 7,524,300 homes and served 6,047,200 revenue generating units (RGUs), comprising 2,610,300 broadband internet subscribers, 1,981,300 video subscribers and 1,455,600 fixed-line telephony subscribers and (ii) served 3,658,500 mobile subscribers.
Strategy and Management Focus
From a strategic perspective, we are seeking to build or acquire broadband communications and mobile businesses that have strong prospects for future growth. As discussed further under Liquidity and Capital Resources—Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
We strive to achieve organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions and disposals. While we seek to increase our customer base, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our video, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and up-selling.

From an operational perspective, we are focused on our customer experience and increasing efficiencies. During 2019, we initiated the process of centralizing key parts of our business into our new operations center in Panama City. In addition, we embarked on digital transformation efforts across our company.
We are engaged in network extension and upgrade programs across Liberty Latin America. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During 2019, our network extension and upgrade programs passed approximately 490,000 homes across Liberty Latin America. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion. See Item 1. Business—Products and Services—Residential Services—Internet Services.
For information regarding our expectation with regard to property and equipment additions as a percent of revenue during 2020, see Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Leo Cable, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition is valued at an enterprise value of $1.95 billion on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition through a combination of net proceeds from the 2026 SPV Credit Facility, the 2027 LPR Senior Secured Notes (each as defined in note 10 to our consolidated financial statements) and available liquidity. In connection with the AT&T Acquisition, we expect to incur significant operating and capital costs to integrate the businesses of AT&T with our existing operations in Puerto Rico.
The AT&T Acquisition is subject to the satisfaction of customary closing conditions, including reviews by the FCC and clearance by the U.S. Department of Justice (the DOJ) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act). On January 10, 2020, we received a request for additional information and documentary materials (a Second Request) from the DOJ regarding the AT&T Acquisition. This information request was issued in conjunction with the DOJ’s review of the transaction under the HSR Act. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Liberty Latin America and AT&T have substantially complied with the Second Request or such later time as such parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. We intend to respond to the information request as quickly as practicable and will continue to work cooperatively with the DOJ in connection with its review. We still expect the AT&T Acquisition to close in the second quarter of 2020. For additional information regarding the AT&T Acquisition and the terms of the related financing arrangements, see notes 4 and 10, respectively, to our consolidated financial statements.
Hurricane Dorian
In September 2019, Hurricane Dorian impacted certain islands of the Bahamas, resulting in significant damage to homes, businesses and infrastructure in those areas. In connection with Hurricane Dorian, we experienced adverse impacts to revenue, Adjusted OIBDA and RGUs in our C&W segment. As a result, during 2019, we recorded a $16 million impairment of fully damaged or destroyed assets, primarily comprising property and equipment. The effect of Hurricane Dorian negatively impacted C&W’s 2019 revenue and Adjusted OIBDA by an estimated $9 million and $12 million, respectively. We substantially completed our restoration of the damaged networks in Grand Bahamas and continue to make progress on our restoration efforts in Abaco. As of December 31, 2019, we incurred approximately $21 million in property and equipment additions. The amounts payable under C&W’s Weather Derivative (as defined in note 3 to our consolidated financial statements) did not exceed the deductible threshold for Hurricane Dorian. As such, we will not receive a third-party payment to cover this damage under this instrument.
Competition and Other External Factors
We are experiencing significant competition from other telecommunications operators, direct-to-home (DTH) operators and other communication service providers in all of our markets. In Panama, competition is increasing, in particular in relation to the prepaid mobile business where competitors began introducing new aggressive offers during the second quarter of 2018. In certain of its markets, C&W is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average fixed residential RGU or mobile subscriber, as applicable, (ARPU) in a number of C&W’s markets. In Chile, competition increased in 2019, as VTR’s fixed-line competitors upgraded their networks at a faster rate than in prior years. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our reportable segments, see Discussion and Analysis of our Reportable Segments below.
During the fourth quarter of 2019, Chile experienced civil unrest and violence resulting from civilian frustration with the cost of living and income inequalities. Protests lead to infrastructure damage, looting and arson, causing the government to impose a state of emergency in certain cities, which was ultimately lifted at the end of October. While the state of emergency has been lifted, minor conflict continues in certain locations in Chile. As a result, there has been significant currency volatility associated with the Chilean peso, negative impacts to the local stock market, significant impacts to retails sales, and interest rate volatility. Notwithstanding this socioeconomic environment, the operations, network and commercial activities of VTR were not significantly impacted by the recent unrest.
Results of Operations
The comparability of our operating results during 2019 and 2018 is affected by acquisitions, a disposal and FX effects. As we use the term, organic changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current year.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to FX risk is to the Chilean peso as a significant portion of our revenue is derived from VTR. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk below. For information regarding foreign currency risk and implications resulting from the political unrest in Chile, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview each set forth above.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. In October 2018, we acquired the remaining 40.0% interest in LCPR that we did not already own. During the third quarter of 2019, we completed the UTS NCI Acquisition, as further defined and described in note 13 to our consolidated financial statements. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W, (ii) Cabletica and (iii) prior to October 17, 2018, LCPR, are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.
On April 1, 2019, certain B2B operations in Puerto Rico were transferred from our C&W to our Liberty Puerto Rico segment. This did not have a significant impact on the financial results of our C&W or Liberty Puerto Rico segments.
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

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. The 2017 Hurricanes had a significant impact on the variances in revenue at Liberty Puerto Rico for the comparative periods, as further discussed below. Additionally, Hurricane Dorian negatively impacted variances in revenue at C&W for the comparative periods, as further discussed below.

The following table sets forth revenue by reportable segment:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$2,389.5	$2,333.1	$56.4	2.4
VTR/Cabletica	1,073.8	1,043.7	30.1	2.9
Liberty Puerto Rico	412.1	335.6	76.5	22.8
Intersegment eliminations	(8.4)	(6.7)	(1.7)	N.M.
Total	$3,867.0	$3,705.7	$161.3	4.4
N.M. — Not Meaningful.
Consolidated. The increase during 2019, as compared to 2018, includes (i) a net increase of $185 million attributable to the impacts of acquisitions and a disposal and (ii) a decrease of $111 million attributable FX. Excluding the effects of acquisitions, a disposal and FX, revenue increased $87 million or 2.4%. The organic increase primarily includes increases (decreases) of ($8 million), $20 million and $77 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$181.1	$172.0	$9.1	5.3
Broadband internet	260.0	225.3	34.7	15.4
Fixed-line telephony	101.9	101.0	0.9	0.9
Total subscription revenue	543.0	498.3	44.7	9.0
Non-subscription revenue	62.0	68.3	(6.3)	(9.2)
Total residential fixed revenue	605.0	566.6	38.4	6.8
Residential mobile revenue:
Service revenue	559.5	594.2	(34.7)	(5.8)
Interconnect, equipment sales and other	85.5	89.6	(4.1)	(4.6)
Total residential mobile revenue	645.0	683.8	(38.8)	(5.7)
Total residential revenue	1,250.0	1,250.4	(0.4)	—
B2B revenue:
Service revenue	896.2	837.6	58.6	7.0
Subsea network revenue	243.3	245.1	(1.8)	(0.7)
Total B2B revenue	1,139.5	1,082.7	56.8	5.2
Total	$2,389.5	$2,333.1	$56.4	2.4
The details of the changes in C&W’s revenue during 2019, as compared to 2018, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$34.0
ARPU (b)	(12.0)
Decrease in residential fixed non-subscription revenue (c)	(7.6)
Total increase in residential fixed revenue	14.4
Decrease in residential mobile service revenue (d)	(52.5)
Decrease in residential mobile interconnect, equipment sales and other (e)	(8.2)
Increase in B2B service revenue (f)	35.4
Increase in B2B subsea network revenue	3.1
Total organic decrease	(7.8)
Net impact of acquisitions and a disposal	86.4
Impact of FX	(22.2)
Total	$56.4

(a)	The increase is primarily attributable to higher broadband internet and video RGUs. The increase is partially offset by a decrease in RGUs as a result of Hurricane Dorian in the Bahamas.

(b)
The decrease is primarily due to the net effect of (i) lower ARPU from fixed-line telephony and video services and (ii) higher ARPU from broadband internet services. The decrease also includes a reduction in ARPU as a result of Hurricane Dorian in the Bahamas.

(c)	The decrease is primarily attributable to lower interconnect revenue, mainly due to lower (i) volumes in Panama, Barbados and other C&W markets and (ii) fixed termination rates in other C&W markets.

(d)
The decrease is primarily attributable to lower ARPU and average subscribers in Panama, the Bahamas and other C&W markets. In addition, the decrease in mobile service revenue in the Bahamas includes an estimated $3 million attributable to the impact of Hurricane Dorian.

(e)
The decrease is primarily attributable to (i) lower interconnect revenue, primarily associated with (a) lower volumes at Panama and (b) reduced rates at other C&W markets, and (ii) lower handset sales, primarily a result of (a) decreased volumes in our Cayman Islands operations, the Bahamas and other C&W markets and (b) customers purchasing lower priced products in the Bahamas and other C&W markets.

(f)
The increase is primarily due to the net effect of (i) higher managed services revenue, largely driven by an increase in nonrecurring projects in Panama, as well as increases at Networks & LatAm and Jamaica, (ii) lower revenue from fixed-line telephony services, primarily in Jamaica, Panama and the Bahamas and (iii) increased interconnect revenue, primarily driven by higher volumes in Jamaica. The increase in B2B service revenue is partially offset by an estimated $3 million decrease related to the impact of Hurricane Dorian. The change also includes a decrease related to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment.

VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$422.1	$401.4	$20.7	5.2
Broadband internet	412.0	386.5	25.5	6.6
Fixed-line telephony	100.7	123.8	(23.1)	(18.7)
Total subscription revenue	934.8	911.7	23.1	2.5
Non-subscription revenue	34.3	30.2	4.1	13.6
Total residential fixed revenue	969.1	941.9	27.2	2.9
Residential mobile revenue:
Service revenue	62.7	62.9	(0.2)	(0.3)
Interconnect, equipment sales and other	12.0	13.2	(1.2)	(9.1)
Total residential mobile revenue	74.7	76.1	(1.4)	(1.8)
Total residential revenue	1,043.8	1,018.0	25.8	2.5
B2B service revenue	30.0	25.7	4.3	16.7
Total	$1,073.8	$1,043.7	$30.1	2.9

The details of the changes in VTR/Cabletica’s revenue during 2019, as compared to 2018, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.7
ARPU (b)	2.3
Decrease in residential fixed non-subscription revenue	(0.6)
Total increase in residential fixed revenue	7.4
Increase in residential mobile service revenue (c)	5.8
Decrease in residential mobile interconnect, equipment sales and other revenue	(0.2)
Increase in B2B service revenue (d)	7.2
Total organic increase	20.2
Impact of the Cabletica Acquisition	98.3
Impact of FX	(88.4)
Total	$30.1

(a)	The increase is attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)
The increase is due to the net effect of (i) higher ARPU from broadband internet services, (ii) an improvement in product mix and (iii) lower ARPU from video and fixed-line telephony services. The increase in ARPU from video services is partially offset by $2 million in discounts given to customers due to content not provided as a result of civil unrest in Chile during the fourth quarter of 2019.

(c)	The increase is due to the net effect of (i) a higher average number of mobile subscribers and (ii) lower ARPU from mobile services.

(d)	The increase is primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony RGUs.
Liberty Puerto Rico Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$140.9	$118.9	$22.0	18.5
Broadband internet	175.0	132.5	42.5	32.1
Fixed-line telephony	23.4	18.6	4.8	25.8
Total subscription revenue	339.3	270.0	69.3	25.7
Non-subscription revenue	21.7	17.4	4.3	24.7
Total residential fixed revenue	361.0	287.4	73.6	25.6
B2B service revenue	51.1	37.1	14.0	37.7
Other revenue	—	11.1	(11.1)	(100.0)
Total	$412.1	$335.6	$76.5	22.8
Liberty Puerto Rico’s revenue increased $77 million during 2019, as compared to 2018. Revenue during 2018 includes $11 million received from the FCC in August 2018, which is included in other revenue. The FCC granted these funds to help restore and improve coverage and service quality from damages caused by the 2017 Hurricanes. The increase in revenue also includes $8 million related to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment. Excluding the impact of the FCC funding and the transfer of the B2B operations discussed above, the increase is primarily attributable to recovery following the 2017 Hurricanes.

Programming and other direct costs of services
General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices, and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our video subscribers.
The following table sets forth programming and other direct costs of services by reportable segment:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$519.4	$531.8	$(12.4)	(2.3)
VTR/Cabletica	285.4	285.3	0.1	—
Liberty Puerto Rico	92.8	79.4	13.4	16.9
Intersegment eliminations	(8.4)	(6.7)	(1.7)	N.M.
Total	$889.2	$889.8	$(0.6)	(0.1)

N.M. — Not Meaningful.
Consolidated. The decrease in programming and other direct costs of services during 2019, as compared to 2018, includes (i) a net increase of $37 million attributable to the impacts of acquisitions and a disposal and (ii) a decrease of $29 million due to FX. Excluding the effects of acquisitions, a disposal and FX, our programming and other direct costs of services decreased $9 million or 1.0%. The organic decrease primarily includes increases (decreases) of ($15 million), ($6 million) and $13 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The decrease in C&W’s programming and other direct costs of services includes (i) a net increase of $8 million attributable to the impacts of the UTS Acquisition and the Seychelles Disposition and (ii) a decrease of $6 million attributable to FX. Excluding the effects of the UTS Acquisition, the Seychelles Disposition and FX, C&W’s programming and other direct costs of services decreased $15 million or 2.7%. This decrease includes the following factors:

•
A decrease in programming and copyright costs of $23 million or 16.3%, primarily due to the net effect of (i) a $13 million benefit during 2019 from content accrual adjustments, largely related to the entry into new agreements with various content providers and, to a lesser extent, reassessments of content accruals, (ii) lower sports content costs, (iii) higher costs associated with an increase in subscribers during 2019, and (iv) a benefit from an accrual adjustment related to settlement discussions on a copyright dispute;

•	Higher costs related to B2B managed services projects in Panama; and

•
A decrease in interconnect and access costs of $2 million or 0.8%, primarily due to the net effect of (i) an increase in wholesale call volumes in Jamaica, (ii) the beneficial impact of the reassessment of an accrual during the second quarter of 2019 and (iii) lower rates.

VTR/Cabletica. The increase in VTR/Cabletica’s programming and other direct costs of services includes (i) an increase of $29 million attributable to the impact of the Cabletica Acquisition and (ii) a decrease of $23 million attributable to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s programming and other direct costs of services decreased $6 million or 2.1%. This decrease includes the following factors:

•
A decrease in interconnect and access costs of $10 million or 15.3%, primarily as a result of the net effect of (i) decreases in interconnect costs and MVNO charges due to lower rates and (ii) the impact of a $3 million credit received during the fourth quarter of 2018 in connection with the renegotiation of our MVNO contract;

•
An increase in programming and copyright costs of $3 million or 1.5%, primarily due to (i) higher costs associated with video-on-demand (VoD) services and catch-up television, (ii) an increase in copyright costs and (iii) an increase in certain premium and basic content costs, primarily resulting from higher rates.The increase in certain premium and basic content costs is partially offset by $2 million in lower costs due to certain premium services that were not provided during the fourth quarter of 2019; and

•	An increase in equipment costs of $2 million or 8.2%, primarily due to the net effect of (i) higher mobile handset sales in VTR and (ii) lower equipment sales in Cabletica.
Liberty Puerto Rico. The increase in Liberty Puerto Rico’s programming and other direct costs of services primarily includes the following factors:

•
An increase in programming and copyright costs of $16 million or 22.2%, mostly attributable to (i) the impact of $11 million in credits received from programming vendors in 2018 resulting from the 2017 Hurricanes and (ii) higher programming rates; and

•	A decrease in interconnect costs of $2 million or 24.1%, primarily resulting from lower rates.
Other operating expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.
The following table sets forth other operating expenses by reportable segment:

	Year ended December 31,		Increase
	2019	2018	$	%
	in millions, except percentages

C&W	$464.1	$449.0	$15.1	3.4
VTR/Cabletica	166.6	154.7	11.9	7.7
Liberty Puerto Rico	59.0	56.2	2.8	5.0
Total other operating expenses excluding share-based compensation expense	689.7	659.9	29.8	4.5
Share-based compensation expense	0.9	0.6	0.3	50.0
Total	$690.6	$660.5	$30.1	4.6
Consolidated. The increase in other operating expenses during 2019, as compared to 2018, includes (i) a net increase of $50 million attributable to the impacts of acquisitions and a disposal and (ii) a decrease of $18 million attributable to FX. Excluding the effects of acquisitions, a disposal, FX and share-based compensation expense, our other operating expenses decreased $2 million or 0.3%. The organic decrease includes increases (decreases) of ($10 million), $5 million and $3 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The increase in C&W’s other operating expenses includes (i) a net increase of $31 million attributable to the impacts of the UTS Acquisition and the Seychelles Disposition and (ii) a decrease of $5 million attributable to FX. Excluding the effects of the UTS Acquisition, the Seychelles Disposition and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) decreased $10 million or 2.2%. This decrease includes the following factors:

•	A decrease of $10 million in withholding taxes on third-party supplier services, primarily related to the expiration of statute of limitations;

•	A decrease in network-related expenses of $4 million or 2.3%, primarily due to lower (i) maintenance costs and (ii) hurricane restoration costs;

•
An increase in bad debt and collection expenses of $1 million or 2.2%, primarily due to the net effect of (i) changes in provisions during 2019, including (a) a $5 million increase in provisions primarily related to certain B2B and government customers, (b) the release of certain other provisions and (c) a $2 million provision related to the impact of Hurricane Dorian, (ii) improved collections in 2019 and (iii) a $3 million recovery in the first quarter of 2018 related to provisions established following the impacts of the 2017 Hurricanes;

•	A net decrease of $4 million in revenue-based taxes in certain of our markets; and

•	A net increase resulting from other individually insignificant changes.

VTR/Cabletica. The increase in VTR/Cabletica’s other operating expenses includes (i) an increase of $20 million attributable to the impact of the Cabletica Acquisition and (ii) a decrease of $13 million attributable to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $5 million or 3.2%. This increase includes the following factors:

•	An increase in outsourced labor and professional fees of $7 million or 35.7%, primarily due to increased call center volume in VTR; and

•
A decrease in network-related expenses of $2 million or 2.1%, primarily related to the net effect of (i) a decrease resulting from higher proportions of capitalized labor associated with installation activities, and (ii) higher costs related to customer premises equipment (CPE) materials and refurbishment activity.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s other operating expenses primarily includes the following factors:

•
An increase in network-related expenses of $3 million or 39.0%, primarily due to (i) an increase in system power expenses, as the 2018 period was impacted by the 2017 Hurricanes and (ii) higher CPE repair costs;

•	An increase in other various operating expenses of $2 million, as the 2018 period was impacted by the 2017 Hurricanes; and

•
A decrease in personnel costs of $3 million or 14.8%, mostly driven by the net effect of (i) lower overtime-related personnel activities, as the 2018 period was impacted by the 2017 Hurricanes, and (ii) a $1 million hurricane disaster relief credit received during the third quarter of 2018 from the Puerto Rico Treasury Department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the 2017 Hurricanes.

SG&A expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses.
The following table sets forth SG&A by reportable segment and our corporate category:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$446.3	$447.6	$(1.3)	(0.3)
VTR/Cabletica	188.2	182.6	5.6	3.1
Liberty Puerto Rico	57.1	52.7	4.4	8.3
Corporate	55.1	46.1	9.0	19.5
Total SG&A expenses excluding share-based compensation expense	746.7	729.0	17.7	2.4
Share-based compensation expense	56.6	39.2	17.4	44.4
Total	$803.3	$768.2	$35.1	4.6
Consolidated. The increase in SG&A expenses during 2019, as compared to 2018, includes (i) a net increase of $35 million attributable to the impacts of acquisitions and a disposal and (ii) a decrease of $20 million attributable to FX. Excluding the effects of acquisitions, a disposal, FX and share-based compensation expense, our SG&A expenses increased $3 million or 0.3%. The organic increase includes increases (decreases) of ($21 million), $10 million, $4 million and $9 million at C&W, VTR/Cabletica, Liberty Puerto Rico and Corporate, respectively, as further discussed below.
C&W. The decrease in C&W’s SG&A expenses includes (i) a net increase of $23 million attributable to the impacts of the UTS Acquisition and the Seychelles Disposition and (ii) a decrease of $3 million attributable to FX. Excluding the effects of the UTS Acquisition, the Seychelles Disposition and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $21 million or 4.6%. This decrease includes the following factors:

•	A decrease in outsourced labor and professional services of $5 million or 13.1%, primarily due to lower legal and advisory-related costs in 2019;

•	A decrease in marketing and advertising expenses of $4 million or 5.8%, primarily due to lower sponsorship costs and sales commissions;

•	A decrease in personnel costs of $2 million or 0.9%, primarily due to lower staffing levels largely stemming from various restructuring activities, as further described below;

•	A decrease in insurance costs of $2 million, due in part to the impact of C&W’s Weather Derivative, as further described below and in notes 3 and 5 to our consolidated financial statements; and

•	A net decrease resulting from individually insignificant changes.
VTR/Cabletica. The increase in VTR/Cabletica’s SG&A expenses includes (i) an increase of $12 million attributable to the Cabletica Acquisition and (ii) a decrease of $16 million due to FX. Excluding the effects of the Cabletica Acquisition and FX, VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) increased $10 million or 5.4%. This increase includes the following factors:

•
An increase in professional services of $7 million or 36.9%, primarily due to (i) increased information technology costs associated with the implementation of a business support system and (ii) higher professional consultancy services; and

•
An increase in sales, marketing and advertising expenses of $2 million or 4.0%, primarily due to the net effect of (i) higher sales commissions to third-party dealers and (ii) lower costs associated with advertising campaigns.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) is primarily attributable to the following factors:

•
Higher personnel costs of $2 million or 10.7%, mostly driven by a $1 million hurricane disaster relief credit received during the third quarter of 2018 from the Puerto Rico Treasury Department, representing relief for wages paid to employees during the period of time our business was inoperable as a result of the 2017 Hurricanes; and

•	An increase in information and technology-related expenses of $2 million or 60.9%, mostly driven by new software services.
Corporate. The increase in Corporate SG&A expenses is primarily attributable to higher personnel costs and professional services, including with respect to establishing our new operations center in Panama.
Business interruption loss recovery
As further described in note 8 to our consolidated financial statements, during 2018, we settled insurance claims associated with the 2017 Hurricanes and Hurricane Matthew resulting in the recognition of business interruption loss recoveries of $49 million and $11 million at Liberty Puerto Rico and C&W, respectively. This benefit to our operating income is included in our Adjusted OIBDA performance metric as it represents the recovery of operating losses stemming from these hurricanes, which were also included in our Adjusted OIBDA metric.

Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 19 to our consolidated financial statements.
The following table sets forth Adjusted OIBDA by reportable segment and our corporate category:

	Year ended December 31,		Increase (decrease)
	2019	2018	$	%
	in millions, except percentages

C&W	$959.7	$915.7	$44.0	4.8
VTR/Cabletica	433.6	421.1	12.5	3.0
Liberty Puerto Rico	203.2	195.8	7.4	3.8
Corporate	(55.1)	(46.1)	(9.0)	19.5
Total	$1,541.4	$1,486.5	$54.9	3.7

Adjusted OIBDA Margin—2019 and 2018
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2019	2018
	%

C&W	40.2	39.2
VTR/Cabletica	40.4	40.3
Liberty Puerto Rico	49.3	58.3
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above. The decrease in Liberty Puerto Rico’s Adjusted OIBDA margin during 2019, as compared with 2018, is attributable to (i) a 1,460 basis point decrease resulting from the 2018 insurance settlement related to the 2017 Hurricanes and (ii) a 330 basis point decrease due to funding from the FCC received during 2018. Excluding the impacts of the insurance settlement and FCC funding, Liberty Puerto Rico’s Adjusted OIBDA margin increased, primarily due to an increase in revenue following the recovery from the 2017 Hurricanes.

Results of operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $18 million during 2019, as compared to 2018. This increase is primarily due to share-based incentive awards granted during 2019 and 2018.
For additional information regarding our share-based compensation, see note 16 to our consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased $41 million or 5.0% during 2019, as compared to 2018. Excluding the impacts of FX and acquisitions and a disposal, depreciation and amortization expense increased $25 million or 3.0%. The organic increase is primarily due to the net effect of (i) an increase resulting from property and equipment additions, largely associated with the expansion and upgrade of our networks and other capital initiatives, the installation of CPE, and baseline and product and enablers-related additions, and (ii) a decrease associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $259 million and $641 million during 2019 and 2018, respectively.
The 2019 amount primarily includes (i) impairment charges of $199 million, (ii) restructuring charges of $46 million, (iii) $10 million of direct acquisition and disposition costs and (iv) a $3 million loss due to the Seychelles Disposition. The impairment charges primarily include (i) $182 million related to an impairment of goodwill of the Panamanian reporting unit of our C&W segment and (ii) $16 million related to charges at C&W primarily to reduce the carrying value of property and equipment as a result of the impact of Hurricane Dorian. The restructuring charges, which are primarily at C&W and VTR, include (i) $36 million of employee severance and termination costs related to certain reorganization activities and (ii) $9 million of contract termination and other related charges. The direct acquisition costs and disposition costs relate to the pending AT&T Acquisition and, to a lesser extent, the UTS Acquisition and the Seychelles Disposition.
The 2018 amount primarily includes (i) impairment charges of $616 million, (ii) a $36 million benefit related to the recovery of damaged or destroyed property and equipment and (iii) restructuring charges of $34 million, including $26 million of employee severance and termination costs related to certain reorganization activities, primarily at C&W, and (iv) $18 million of direct acquisition and disposition costs. The impairment charges include $608 million related to an impairment of goodwill of the Panamanian reporting unit of our C&W segment.

In December 2018, we settled our insurance claims for the 2017 Hurricanes, as further defined and described in note 8 to our consolidated financial statements, resulting in, among other things, the recovery associated with damaged or destroyed property and equipment.
For additional information regarding our impairment and restructuring charges, see notes 9 and 14 to our consolidated financial statements.
Interest expense
Our interest expense increased $56 million during 2019, as compared to 2018. The increase is primarily due to (i) higher average outstanding debt balances, largely due to borrowings related to the (a) AT&T Acquisition, (b) Cabletica Acquisition and (c) Convertible Notes, and (ii) higher amortization of discounts and premiums, net, and deferred financing costs.
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

	Year ended December 31,
	2019	2018
	in millions

Cross-currency and interest rate derivative contracts (a)	$(21.0)	$69.6
Foreign currency forward contracts and other (b)	3.8	25.2
Total	$(17.2)	$94.8

(a)
The loss during 2019 is primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2019 includes a net gain of $4 million resulting from changes in our credit risk valuation adjustments. The gain during 2018 is primarily attributable to (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar, and (ii) changes in interest rates. In addition, the gain during 2018 includes a net loss of $23 million resulting from changes in our credit risk valuation adjustments.

(b)	The amount for the 2019 period includes $6 million of amortization of the premiums associated with our Weather Derivatives, which we entered into during the second quarter of 2019.
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

	Year ended December 31,
	2019	2018
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(98.4)	$(164.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(10.0)	(17.0)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(3.7)	11.4
Other	(0.4)	(10.4)
Total	$(112.5)	$(180.0)
Losses on debt modification and extinguishment, net
We recognized losses on debt modification and extinguishment, net of $20 million and $32 million during 2019 and 2018, respectively. The net loss during 2019 primarily includes the payment of $21 million of redemption premiums. The loss during 2018 primarily includes (i) the payment of $21 million of redemption premiums and (ii) a net loss of $10 million associated with the write-off of unamortized premiums, discounts and deferred financing costs.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our consolidated financial statements.
Other income (expense), net
Our other income and expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, and (ii) interest income on cash, cash equivalents and restricted cash.
We recognized other income of $14 million and nil during 2019 and 2018, respectively. During 2019, other income primarily relates to interest income. The amount during 2018, primarily includes the net effect of (i) a $16 million impairment charge on our investment in TSTT, (ii) pension-related credits of $12 million and (iii) interest income of $10 million.
For additional information regarding our defined benefit plans, see note 15 to our consolidated financial statements. For additional information regarding the impairment of our investment in TSTT, see note 7 to our consolidated financial statements.
Income tax benefit (expense)
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda and, therefore, the “statutory” or “expected” tax rate for the 2019, 2018 and 2017 tax years is 0% as we are exempt from income taxes on ordinary income and capital gains. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 12 to our consolidated financial statements.
We recognized income tax benefit (expense) of $98 million and ($51 million) during 2019 and 2018, respectively.
The income tax benefit attributable to our loss before income taxes during 2019 differs from the expected income tax benefit of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to the beneficial effects of (i) net favorable changes in uncertain tax positions, (ii) international rate differences, (iii) basis adjustments associated with investments in Liberty Latin America entities and (iv) enacted tax rate changes, which are offset by the detrimental effects of (i) increases in valuation allowances, (ii) non-deductible goodwill impairments and (iii) net unfavorable permanent differences.
The income tax expense attributable to our loss before income taxes during 2018 differs from the expected income tax benefit of nil (based on the Bermuda statutory income tax rate of 0%), primarily due to (i) the beneficial effects of international rate differences, which are offset by (ii) the effect of non-deductible goodwill impairments, (iii) increases in valuation allowances and (iv) net unfavorable permanent differences.

For additional information regarding our income taxes, see note 12 to our consolidated financial statements.
Net loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2019	2018
	in millions

Operating income (loss)	$353.8	$(23.6)
Net non-operating expenses	$(634.4)	$(561.1)
Income tax benefit (expense)	$98.2	$(51.1)
Net loss	$(182.4)	$(635.8)
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
Net loss attributable to noncontrolling interests
We reported net losses attributable to noncontrolling interests of $102 million and $291 million during 2019 and 2018, respectively. The change during 2019, as compared to 2018, is primarily attributable to (i) a decrease in losses of our less-than-wholly-owned subsidiaries at C&W, due in part to the net effect of (a) a decline in the goodwill impairment charge incurred during 2019, as compared with 2018 at C&W Panama, and (b) losses at C&W Bahamas associated with Hurricane Dorian in 2019, and (ii) our acquisition of the remaining 40% partnership interests in Liberty Puerto Rico from Searchlight during October 2018.
For additional information on the goodwill impairment charge and noncontrolling interests acquisition activity, see notes 9 and 13, respectively, to our consolidated financial statements.

Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2019, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2019. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$524.6
Unrestricted subsidiaries (b)	38.1
Total Liberty Latin America and unrestricted subsidiaries	562.7
Borrowing groups (c):
C&W	434.7
VTR Finance	122.8
Liberty Puerto Rico	50.1
Cabletica	13.5
Total borrowing groups	621.1
Total cash and cash equivalents	$1,183.8

Restricted cash (d)	$1,273.2

(a)
Represents the amount held by Liberty Latin America on a standalone basis, which includes the proceeds resulting from the offering of the Convertible Notes, net of issue costs and payments for the Capped Calls (as further described in note 13 to our consolidated financial statements).

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)	Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries.

(d)
Includes $1,256 million of restricted cash held in escrow that will be used to fund a portion of the AT&T Acquisition (the AT&T Acquisition Restricted Cash). For additional information on the AT&T Acquisition and cash held in escrow see notes 4 and 10, respectively, to our consolidated financial statements.

Liquidity of Liberty Latin America and its unrestricted subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its unrestricted subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its unrestricted subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2019, see note 10 to our consolidated financial statements.

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
Our liquidity requirements related to acquisitions include funding the AT&T Acquisition. The AT&T Acquisition is structured as an all-cash transaction with a purchase price of $1,950 million, subject to adjustment as provided in the related stock purchase agreement. We intend to finance this acquisition through a combination of a portion of the net proceeds from the 2026 SPV Credit Facility and the 2027 LPR Senior Secured Notes ($1,256 million of which is restricted cash held in escrow) and available liquidity. For additional information regarding the AT&T Acquisition and the terms of the related financing arrangements, see notes 4 and 10, respectively, to our consolidated financial statements.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such subsidiaries at December 31, 2019, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our consolidated financial statements.
For additional information regarding our cash flows, see the discussion under Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our December 31, 2019 consolidated debt (total principal amount of debt and finance lease obligations outstanding, net of projected derivative principal-related cash payments (receipts)) to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2019 was 5.3x, or 4.5x excluding $1,253 million of incremental debt borrowed by Liberty Puerto Rico to fund the AT&T Acquisition. In addition, the ratio of our December 31, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents and the AT&T Acquisition Restricted Cash) to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2019 was 3.8x. These ratios, which were calculated on a latest two quarters annualized basis, include the impact of 0.3x and nil, respectively, related to the Convertible Notes.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2019, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2019, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,516 million, including $180 million that is classified as current in our consolidated balance sheet and $7,707 million that is not due until 2024 or thereafter. At December 31, 2019, $8,109 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at December 31, 2019 is $168 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 10 to our consolidated financial statements.
The weighted average interest rate in effect at December 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 6.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at December 31, 2019 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.26%
VTR Finance	(0.02)%
Liberty Puerto Rico	0.15%
Cabletica	0.47%
Liberty Latin America borrowing groups	0.17%

Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the Conversion Option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.6% at December 31, 2019; excluding the discount on the Convertible Notes associated with the Conversion Option, the weighted average interest rate was 6.3%.
We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political, economic and social conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX. For further information, see related discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk below.
Consolidated Statements of Cash Flows
Summary. Our 2019 and 2018 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$918.2	$816.8	$101.4
Net cash used by investing activities	(635.3)	(980.5)	345.2
Net cash provided by financing activities	1,539.8	256.1	1,283.7
Effect of exchange rate changes on cash	(7.7)	(18.6)	10.9
Net increase in cash, cash equivalents and restricted cash	$1,815.0	$73.8	$1,741.2
Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase from our Adjusted OIBDA, (ii) a decrease from our working capital items, including (a) the release of an uncertain tax position liability of approximately $185 million that has been reflected as a tax benefit in our consolidated statement of operations, as further described in note 12 to our consolidated financial statements, and (b) changes resulting from insurance receipts as discussed below, (iii) increased interest payments, (iv) an increase in cash related to derivative instruments, as we received (paid) net amounts of $11 million and ($16 million) during 2019 and 2018, respectively, and (v) decrease in cash paid for taxes. During the first quarter of 2019, $33 million of the cash received associated with the final insurance settlement for the 2017 Hurricanes was reflected as an operating cash inflow. During 2018, we received $51 million of advanced payments, primarily related to the 2017 Hurricanes, $30 million of which was presented in operating cash flows in our consolidated statement of operations upon settlement during the fourth quarter of 2018. For additional information regarding our insurance receipts, see note 8 to our consolidated financial statements.
Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used for capital expenditures, as further discussed below, (ii) $161 million of cash used for the UTS Acquisition in March 2019, (iii) $78 million of net cash received in connection with the Seychelles Disposition and (iv) an increase of $13 million of cash received related to the recovery on damaged or destroyed property and equipment resulting from the 2017 Hurricanes and Hurricane Matthew. During 2019, we received $34 million of cash, as compared with $21 million received during 2018. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 8 to our consolidated financial statements.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2019	2018
	in millions

Property and equipment additions	$721.5	$771.4
Assets acquired under capital-related vendor financing arrangements	(96.1)	(53.9)
Assets acquired under finance leases	(0.2)	(3.9)
Changes in current liabilities related to capital expenditures	(36.1)	62.8
Capital expenditures	$589.1	$776.4
The decrease in our property and equipment additions during 2019, as compared to 2018, is primarily due to the net effect of (i) lower additions relating to hurricane restoration activities, as 2018 included $92 million and $27 million of these additions by Liberty Puerto Rico and C&W, respectively, and (ii) excluding the impact of hurricane restoration activities, an increase in additions for the expansion and upgrade of our networks and other capital initiatives. During 2019 and 2018, our property and equipment additions represented 18.7% and 20.8% of revenue, respectively. Our property and equipment additions as a percentage of revenue decreased primarily due to declines in property and equipment additions at Liberty Puerto Rico together with an increase in revenue at Liberty Puerto Rico following the recovery from the 2017 Hurricanes.
We expect the percentage of revenue represented by our aggregate 2020 property and equipment additions to be approximately 18%. The actual amount of the 2020 consolidated property and equipment additions may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results and (d) foreign currency exchange rates and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. During 2019, we received $1,540 million in net cash from financing activities, primarily due to $1,691 million of net borrowings of debt, which was slightly offset by $55 million related to payments of financing costs and debt premiums, $46 million of cash used related to the purchase of the Capped Calls, and $38 million for the distribution to noncontrolling interest owners, primarily related to Panama operations. The net borrowings of debt primarily relates to the $1.2 billion principal amount of 2027 LPR Senior Secured Notes issued related to the pending AT&T Acquisition and the issuance of the Convertible Notes, each as further described in note 10 to our consolidated financial statements. During 2018, we received $256 million in net cash from financing activities, due in part to $310 million in net borrowings of debt, primarily at VTR, and $18 million in capital contributions from funds affiliated with Searchlight. These cash inflows were partially offset by $39 million for financing cost and debt premiums, $23 million in distributions to the noncontrolling interest owner and $21 million of cash used primarily in connection with the C&W Jamaica NCI Acquisition.

Adjusted Free Cash Flow
We define adjusted free cash flow, a non-GAAP measure, as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, (ii) expenses financed by an intermediary, (iii) insurance recoveries related to damaged and destroyed property and equipment, and (iv) certain net interest payments (receipts) incurred or received, including associated derivative instrument payments and receipts, in advance of a significant acquisition, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on finance leases. As a result of the pending AT&T Acquisition, we have changed the way we define adjusted free cash flow effective December 31, 2019 to adjust (i) for pre-acquisition interest incurred on the incremental debt issued in advance of the AT&T Acquisition, (ii) to exclude pre-acquisition interest earned related to the AT&T Acquisition Restricted Cash that will be used to fund a portion of the AT&T Acquisition and (iii) the impact of associated pre-acquisition derivative contracts. As the debt was incurred directly as a result of the pending acquisition and will be supported by cash flows of the acquisition from the date of the closing, we believe this results in the most meaningful presentation of adjusted free cash flow. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2019	2018
	in millions

Net cash provided by operating activities	$918.2	$816.8
Cash payments for direct acquisition and disposition costs	4.8	12.9
Expenses financed by an intermediary (a)	129.7	171.7
Capital expenditures	(589.1)	(776.4)
Recovery on damaged or destroyed property and equipment	33.9	20.7
Distributions to noncontrolling interest owners	(37.7)	(22.7)
Principal payments on amounts financed by vendors and intermediaries	(224.5)	(196.5)
Pre-acquisition net interest payments (receipts) (b)	(3.5)	—
Principal payments on finance leases	(8.7)	(7.7)
Adjusted free cash flow	$223.1	$18.8

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

(b)	Amount represents interest received on the AT&T Acquisition Restricted Cash.
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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of December 31, 2019:

	Payments due during						Total
	2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$178.2	$127.0	$112.4	$389.0	$1,740.3	$5,965.6	$8,512.5
Finance leases (excluding interest)	2.1	0.5	0.3	0.1	0.2	0.4	3.6
Operating leases	40.2	33.3	27.8	22.0	18.5	45.5	187.3
Programming commitments	105.9	40.4	8.7	1.3	0.7	0.1	157.1
Network and connectivity commitments	71.9	39.5	11.8	11.3	10.6	18.3	163.4
Purchase commitments	128.3	19.5	6.5	0.5	—	—	154.8
Other commitments	19.3	3.3	2.3	2.0	2.9	10.1	39.9
Total (a)	$545.9	$263.5	$169.8	$426.2	$1,773.2	$6,040.0	$9,218.6
Projected cash interest payments on debt and finance lease obligations (b)	$519.9	$516.1	$512.0	$491.7	$429.8	$868.7	$3,338.2

(a)
The commitments included in this table do not reflect any liabilities that are included in our December 31, 2019 consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($79 million at December 31, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 12 to our consolidated financial statements.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, operating lease obligations and commitments, see notes 10, 11 and 18, respectively, to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2019, 2018 and 2017, see note 5 to our consolidated financial statements. For information regarding our defined benefit plans, see note 15 to our consolidated financial statements.
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

Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 72% of our total assets at December 31, 2019.
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
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. When evaluating impairment with respect to goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss.
When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value using a market-value approach or an income-based approach (discounted cash flows) based on assumptions in our long-range business plans, or a combination of an income-based and market-value approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the future cash flows. With respect to a market-value approach, the fair value of a reporting unit is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, adjusted to reflect an appropriate control premium or discount, a “trading multiple;” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” Changes in the underlying assumptions used in both the income-based and market-value valuation methods can result in materially different determinations of fair value.
During 2019 and 2018, we recorded goodwill impairments of $182 million and $608 million, respectively, related to our Panamanian reporting unit of C&W. An increase/decrease of 0.1x to the market multiple used would have resulted in an increase/decrease of approximately $23 million to the related to the 2019 impairment. For additional information regarding impairments recorded during 2019 and 2018, see notes 6 and 9 to our consolidated financial statements.
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
Net deferred tax assets are reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2019, the aggregate valuation allowance provided against deferred tax assets was $1,403 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2019 consolidated balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.
Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and tax positions we may take could be subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2019, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $64 million, all of which would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.
We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.
For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At December 31, 2019, $121 million or 10.2% of our cash balance was denominated in Chilean pesos.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our direct costs of services and other operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2019. For additional information concerning our foreign currency forward contracts, see note 5 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during 2019 was to the Chilean peso as 27.8% of our reported revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2019	2018
Spot rates:
Chilean peso	751.85	694.00
Jamaican dollar	132.28	128.59

	Year ended December 31,
	2019	2018
Average rates:
Chilean peso	703.92	642.17
Jamaican dollar	133.48	129.26
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
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the LIBOR-indexed debt of C&W and Liberty Puerto Rico. In 2017, regulators in the U.K. announced that the LIBOR rate will be phased out by the end of 2021. We are currently unable to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.K. or the U.S. given there is currently no replacement reference rate. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. Currently, we do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan agreements in the even that the LIBOR rate is not available.
Also, it is possible that a new reference rate that applies to our LIBOR-indexed debt could be different than a new reference rate that applies to our LIBOR-indexed derivative instruments. We anticipate managing any increased variable-rate exposure caused by this possible difference through modifications to our debt and/or derivative instrument agreements, however, future market conditions may not allow immediate implementation of desired modifications, and we may incur significant associated costs.
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At December 31, 2019, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2019, the outstanding principal amount of our variable-rate indebtedness aggregated $3,154 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.8%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $16 million. As discussed above and in note 5 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments, undrawn debt facilities and cash investments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. We generally invest our cash at Liberty Latin America and its unrestricted subsidiaries in AAA rated money market funds, including funds that invest in government obligations or repurchase agreements serviced by such obligations. Where local financial sector constraints restrict our ability to meet the above criteria for our cash holdings, cash may be deposited with one of the three highest rated financial institutions locally for operational purposes until such time as the above investments are made. To date, neither the access to nor the value of our cash and cash equivalent balances have been significantly adversely impacted by liquidity problems of financial institutions.
At December 31, 2019, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $145 million, (ii) cash and cash equivalent and restricted cash balances of $2,457 million and (iii) aggregate undrawn debt facilities of $1,113 million.
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
VTR Finance Cross-currency Derivative Contracts
Holding all other factors constant, at December 31, 2019, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 99 billion or $132 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $86 million.

Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2019, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $76 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our consolidated financial statements.

	Payments (receipts) due during:						Total
	2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$6.3	$22.5	$13.4	$26.8	$22.0	$28.6	$119.6
Principal-related (b)	—	—	(88.5)	—	(36.1)	(4.8)	(129.4)
Other (c)	(9.7)	—	—	—	—	—	(9.7)
Total	$(3.4)	$22.5	$(75.1)	$26.8	$(14.1)	$23.8	$(19.5)

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Latin America are filed under this Item, beginning on page II-35. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principle Executive Officer and our Principal Financial Officer (the Executives), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2019 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Our management, with the participation of the Executives and Board of Directors, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of United Telecommunications Services N.V. (UTS), which was acquired in 2019. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2019 that is attributable to UTS was $243.2 million and $96.4 million, respectively.

In our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, management identified the following material weaknesses in internal control over financial reporting, which continue to exist as of December 31, 2019:

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

As a consequence, the Company did not have effective control activities related to the design, implementation and operation of process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), long-lived assets, inventory and other financial reporting processes.

These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2019. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2019.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report is included herein on page II-35.

Management’s Remediation Plan

We, with the oversight from the Audit Committee of the Board of Directors continue to implement the remediation plans for the aforementioned material weaknesses in internal control over financial reporting as follows:

•
Hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.

•
Design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.

•	Design and implement additional monitoring controls to assess the consistent operation of controls, including those performed by our service providers, and to remediate deficiencies.

•	Design and implement general control activities over IT to support business processes.

•
Enhance the design of existing control activities and implement additional process-level control activities (including controls over the order-to-cash, procure-to-pay, hire-to-pay, long-lived assets, inventory, and other financial reporting processes) and ensure they are properly evidenced and operating effectively.

We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the remaining material weaknesses.

Remediation of Material Weaknesses

Based on the remediation actions we completed and our testing of the control improvements implemented as of December 31, 2019, we believe the following material weaknesses disclosed as of December 31, 2018 no longer exist:

•
The company did not have effective control activities related to the design, implementation and operation of process-level control activities related to goodwill impairment expense and business combinations.

Throughout fiscal year 2019, we implemented the following measures which resulted in the remediation of these material weaknesses during the year ended December 31, 2019:

•	Enhanced our risk assessment process and designed and implemented our additional or improved procedures and control activities to respond to material risks in our financial reporting.

•
Designed and implemented additional procedures and control activities related to our business combinations process surrounding the review and use of valuation reports and our recording of purchase price accounting adjustments.

•	Designed and implemented enhanced procedures and internal control activities surrounding the annual goodwill impairment analysis.

We are actively engaged in remediating our remaining material weaknesses. During 2019, progress towards remediation was made as we (i) hired additional staff to execute and monitor the additional or enhanced controls and procedures, (ii) re-organized the Technology and Information group and have, or are in process of developing roles and responsibilities for internal control activities, (iii) provided training and personal coaching, through internal and external resources, regarding performance of business process controls and over general IT control awareness, (iv) implemented a self-assessment process to facilitate awareness of internal controls throughout our company, and (v) implemented additional procedures and controls to enhance our internal control process through a combination of preventative and detective controls. We are unable to currently estimate how long full remediation will take. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed above.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weaknesses described above.

Item 9B.	OTHER INFORMATION
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired United Telecommunication Services N.V. (UTS) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, UTS’ internal control over financial reporting associated with total assets of $243.2 million and total revenue of $96.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of UTS.

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

•
The Company did not have effective control activities related to the design, implementation and operation of process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), long-lived assets, inventory, and other financial reporting processes.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of costs capitalized into property and equipment
As discussed in Notes 3 and 9 to the consolidated financial statements, the property and equipment, net balance as of December 31, 2019 was $4,301 million. The Company capitalizes costs associated with the construction of new cable and mobile transmission and distribution facilities, the installation of new cable services and the development of software supporting its operations. Capitalization, rather than expensing costs, increases adjusted operating income before depreciation and amortization (Adjusted OIBDA), which is a key performance metric and segment measure used by the Company.
We identified the assessment of costs capitalized into property and equipment as a critical audit matter. A high degree of auditor judgment was required to assess the nature of the supporting documentation. Third party technology related invoices can lack specificity of the item acquired or activity performed to support that the costs qualified for capitalization.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s property and equipment process, including controls over the Company’s determination of capitalization of costs. We selected a sample of costs capitalized and inspected the related invoices. For those invoices selected lacking specificity, we inspected additional underlying documentation, such as the related statement of work or contract. In certain instances, we also used a professional with specialized skills and knowledge to assist in understanding the nature of the project. We used a combination of this information to assess the costs capitalized.
Assessment of the recoverability of the carrying value of goodwill for the Panama reporting unit
As discussed in Notes 3, 6 and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $4,906 million. Of this amount, the goodwill balance attributable to the Cable & Wireless Communications (C&W) reportable segment was $4,111 million. The Company tests for impairment of goodwill at least annually and whenever facts and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company recorded an impairment to its Panama reporting unit of $182 million in 2019.
We identified the assessment of the fair value of the Panama reporting unit, which is presented within the C&W reportable segment, as a critical audit matter. There was a high degree of auditor subjectivity required in assessing the Company’s development of the adjusted market multiple applied to the Panama reporting unit trailing twelve months total Adjusted OIBDA. The Panama adjusted market multiple was sensitive to minor changes which could have a significant impact on the estimated fair value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the market multiple for the Panama reporting unit. We involved a valuation professional with specialized skills and knowledge who assisted in testing the adjusted market multiple applied to the trailing twelve months total Adjusted OIBDA of the Panama reporting unit. This was done by comparing the reporting unit’s adjusted market multiple to similar observable transactions where public information was available.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
February 19, 2020

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,183.8	$631.0
Trade receivables, net of allowances of $87.3 million and $144.4 million, respectively	585.2	607.3
Prepaid expenses	58.9	73.2
Other current assets, net	227.3	333.3
Total current assets	2,055.2	1,644.8

Goodwill	4,906.4	5,133.3
Property and equipment, net	4,301.1	4,236.9
Restricted cash	1,272.2	—
Intangible assets subject to amortization, net	969.2	1,165.7
Intangible assets not subject to amortization	560.8	562.5
Other assets, net	872.6	703.4
Total assets	$14,937.5	$13,446.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2019	2018
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$346.6	$297.4
Current portion of deferred revenue	160.9	161.7
Current portion of debt and finance lease obligations	180.2	302.5
Accrued capital expenditures	72.1	75.0
Accrued interest	132.6	118.7
Accrued payroll and employee benefits	88.9	86.0
Other accrued and current liabilities	594.7	567.4
Total current liabilities	1,576.0	1,608.7
Long-term debt and finance lease obligations	8,189.8	6,379.6
Deferred tax liabilities	401.8	543.0
Deferred revenue	210.9	239.0
Other long-term liabilities	579.1	552.9
Total liabilities	10,957.6	9,323.2

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,795,552 and 48,501,803 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,934,686 and 1,935,949 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 131,181,371 and 130,526,158 shares issued and outstanding, respectively	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Additional paid-in capital	4,569.9	4,494.1
Accumulated deficit	(1,447.1)	(1,367.0)
Accumulated other comprehensive loss, net of taxes	(14.8)	(16.3)
Total Liberty Latin America shareholders	3,109.8	3,112.6
Noncontrolling interests	870.1	1,010.8
Total equity	3,979.9	4,123.4
Total liabilities and equity	$14,937.5	$13,446.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	in millions, except per share amounts

Revenue	$3,867.0	$3,705.7	$3,590.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	889.2	889.8	876.2
Other operating	690.6	660.5	664.7
Selling, general and administrative (SG&A)	803.3	768.2	710.7
Business interruption loss recovery	—	(59.5)	—
Depreciation and amortization	871.0	829.8	793.7
Impairment, restructuring and other operating items, net	259.1	640.5	707.6
	3,513.2	3,729.3	3,752.9
Operating income (loss)	353.8	(23.6)	(162.9)
Non-operating income (expense):
Interest expense	(499.2)	(443.7)	(381.8)
Realized and unrealized gains (losses) on derivative instruments, net	(17.2)	94.8	(170.1)
Foreign currency transaction gains (losses), net	(112.5)	(180.0)	94.4
Losses on debt modification and extinguishment, net	(19.8)	(32.1)	(51.8)
Other income (expense), net	14.3	(0.1)	21.0
	(634.4)	(561.1)	(488.3)
Loss before income taxes	(280.6)	(584.7)	(651.2)
Income tax benefit (expense)	98.2	(51.1)	(147.5)
Net loss	(182.4)	(635.8)	(798.7)
Net loss attributable to noncontrolling interests	102.3	290.6	20.6
Net loss attributable to Liberty Latin America shareholders	$(80.1)	$(345.2)	$(778.1)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.44)	$(1.99)	$(4.53)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2019	2018	2017
	in millions

Net loss	$(182.4)	$(635.8)	$(798.7)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1.8	2.7	(35.6)
Reclassification adjustments included in net loss	(3.0)	2.2	2.6
Pension-related adjustments and other, net	2.4	34.5	(13.6)
Other comprehensive earnings (loss)	1.2	39.4	(46.6)
Comprehensive loss	(181.2)	(596.4)	(845.3)
Comprehensive loss attributable to noncontrolling interests	102.6	291.9	19.7
Comprehensive loss attributable to Liberty Latin America shareholders	$(78.6)	$(304.5)	$(825.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated net contributions (distributions)	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2017	$—	$—	$—	$—	$4,428.9	$(232.6)	$(16.7)	$4,179.6	$1,480.8	$5,660.4
Net loss	—	—	—	—	—	(778.1)	—	(778.1)	(20.6)	(798.7)
Other comprehensive loss	—	—	—	—	—	—	(47.5)	(47.5)	0.9	(46.6)
Change in capitalization in connection with the Split-Off	0.5	—	1.2	4,402.8	(4,404.5)	—	—	—	—	—
C&W Barbados NCI Acquisition	—	—	—	—	14.6	—	—	14.6	(54.2)	(39.6)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(45.9)	(45.9)
Distributions to Liberty Global	—	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Shared-based compensation	—	—	—	—	12.0	—	—	12.0	—	12.0
Other, net	—	—	—	—	2.2	—	—	2.2	—	2.2
Balance at December 31, 2017	$0.5	$—	$1.2	$4,402.8	$—	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018	$0.5	$—	$1.2	$4,402.8	$(1,010.7)	$(64.2)	$3,329.6	$1,361.0	$4,690.6
Accounting change (note 2)	—	—	—	—	(11.1)	—	(11.1)	3.6	(7.5)
Balance at January 1, 2018, as adjusted for accounting change	0.5	—	1.2	4,402.8	(1,021.8)	(64.2)	3,318.5	1,364.6	4,683.1
Net loss	—	—	—	—	(345.2)	—	(345.2)	(290.6)	(635.8)
Other comprehensive earnings	—	—	—	—	—	40.7	40.7	(1.3)	39.4
C&W Jamaica NCI Acquisition	—	—	—	(13.7)	—	7.2	(6.5)	(15.1)	(21.6)
Impact of the Cabletica Acquisition	—	—	—	—	—	—	—	25.1	25.1
Capital contributions from noncontrolling interest owner	—	—	—	—	—	—	—	18.0	18.0
LPR NCI Acquisition	—	—	0.1	68.2	—	—	68.3	(68.3)	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(22.7)	(22.7)
Shared-based compensation	—	—	—	35.2	—	—	35.2	1.1	36.3
Other	—	—	—	1.6	—	—	1.6	—	1.6
Balance at December 31, 2018	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders							Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019	$0.5	$—	$1.3	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	(80.1)	—	(80.1)	(102.3)	(182.4)
Other comprehensive earnings	—	—	—	—	—	1.5	1.5	(0.3)	1.2
Impact of the UTS Acquisition	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(37.7)	(37.7)
Conversion Option, net	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
UTS NCI Acquisition	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Share-based compensation	—	—	—	44.0	—	—	44.0	—	44.0
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2019	$0.5	$—	$1.3	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	in millions
Cash flows from operating activities:
Net loss	$(182.4)	$(635.8)	$(798.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	57.5	39.8	14.2
Depreciation and amortization	871.0	829.8	793.7
Impairment	199.4	615.7	677.9
Amortization of debt financing costs, premiums and discounts, net	16.8	(0.3)	(12.5)
Realized and unrealized losses (gains) on derivative instruments, net	17.2	(94.8)	170.1
Foreign currency transaction losses (gains), net	112.5	180.0	(94.4)
Losses on debt modification and extinguishment, net	19.8	32.1	51.8
Loss on the Seychelles Disposition	2.8	—	—
Unrealized loss due to change in fair value of investment	—	16.4	—
Deferred income tax benefit	(32.7)	(32.9)	(135.1)
Changes in operating assets and liabilities, net of the effect of acquisitions and a disposition:
Receivables and other operating assets	(11.9)	(66.2)	118.3
Payables and accruals	(151.8)	(67.0)	(212.1)
Net cash provided by operating activities	918.2	816.8	573.2

Cash flows from investing activities:
Capital expenditures	(589.1)	(776.4)	(639.3)
Cash paid in connection with acquisitions, net of cash acquired	(161.2)	(226.4)	(1.3)
Recovery on damaged or destroyed property and equipment	33.9	20.7	—
Proceeds from the Seychelles Disposition, net	77.5	—	—
Other investing activities, net	3.6	1.6	0.2
Net cash used by investing activities	$(635.3)	$(980.5)	$(640.4)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2019	2018	2017
	in millions
Cash flows from financing activities:
Borrowings of debt	$2,966.9	$1,235.3	$1,759.7
Payments of principal amounts of debt and finance lease obligations	(1,275.9)	(925.2)	(1,470.2)
Capped Calls	(45.6)	—	—
Distributions to noncontrolling interest owners	(37.7)	(22.7)	(45.9)
Payment of financing costs and debt premiums	(55.1)	(39.3)	(104.3)
Cash payments for the acquisition of noncontrolling interest	(5.1)	(20.9)	(32.3)
Capital contributions from noncontrolling interest owner	—	18.0	—
Distributions to Liberty Global, net	—	—	(54.9)
Other financing activities, net	(7.7)	10.9	0.8
Net cash provided by financing activities	1,539.8	256.1	52.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.7)	(18.6)	1.7

Net increase (decrease) in cash, cash equivalents and restricted cash	1,815.0	73.8	(12.6)

Cash, cash equivalents and restricted cash:
Beginning of year	642.0	568.2	580.8
End of year	$2,457.0	$642.0	$568.2

Cash paid for interest	$444.9	$418.2	$393.1
Net cash paid for taxes	$130.1	$145.6	$110.9

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2019 2018 and 2017

(1)	Basis of Presentation
General
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited (C&W) and its subsidiaries, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) Leo Cable LP (Leo Cable) and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (LCPR), collectively “Liberty Puerto Rico”, and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiary, Cabletica (as defined in note 4). C&W owns less than 100% of certain of its consolidated subsidiaries, including The Bahamas Telecommunications Company Limited (C&W Bahamas), Cable & Wireless Jamaica Limited (C&W Jamaica), and Cable & Wireless Panama, S.A. (C&W Panama). For information regarding the percentages of certain of our less than wholly-owned consolidated subsidiaries, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the historical financial information of (i) certain former subsidiaries of Liberty Global plc (Liberty Global) for periods prior to the Split-Off, as defined below, and (ii) Liberty Latin America and its consolidated subsidiaries for the period following the Split-Off. Although Liberty Latin America was previously reported on a combined basis, these financial statements present all prior periods as consolidated. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2019.

We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and business-to-business (B2B) services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. Through our “Networks & LatAm” business, C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

LiLAC Transaction
On July 1, 2015, Liberty Global completed the “LiLAC Transaction,” pursuant to which each holder of Class A, Class B and Class C Liberty Global ordinary shares (Liberty Global Shares) received one share of the corresponding class of its “LiLAC Shares” for each 20 Liberty Global Shares held as of the record date for such distribution. Accordingly, Liberty Global issued 12,625,362 Class A, 523,626 Class B and 30,776,883 Class C LiLAC Shares upon the completion of the LiLAC Transaction. The LiLAC Shares were tracking shares, which were intended to reflect or “track” the economic performance of Liberty Global’s “LiLAC Group” rather than the economic performance of Liberty Global as a whole. The LiLAC Group comprised the same entities as Liberty Latin America at the time of the Split-Off (as defined below). As further described below, in connection with the Split-Off, the LiLAC Shares were effectively replaced by corresponding classes of Liberty Latin America common shares.

Split-Off of Liberty Latin America from Liberty Global

On December 29, 2017 (the Split-Off Distribution Date), Liberty Global completed its previously announced split-off (the Split-Off) of its former wholly-owned subsidiary, Liberty Latin America.The Split-Off was accomplished by (i) the distribution by Liberty Global to holders of its LiLAC Shares of all of the Company’s common shares and (ii) immediately following the distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and those deferred shares were transferred for no consideration to a third-party designee, in each case, in accordance with Liberty Global’s articles of association and applicable law. Pursuant to the Split-Off, Liberty Global distributed to holders of its LiLAC Shares, as a dividend, (i) one Class A common share of the Company for each Class A LiLAC ordinary share, (ii) one Class B common share of the Company for each Class B LiLAC ordinary share and (iii) one Class C common share of the Company for each Class C LiLAC ordinary share, in each case, held by such holder as of the Split-Off Distribution Date. In the Split-Off, 48,428,841 Class A common shares, 1,940,193 Class B common shares and 120,843,539 Class C common shares of Liberty Latin America were issued (collectively, Liberty Latin America Shares). As a result of the Split-Off, Liberty Latin America is an independent, publicly traded company. The Split-Off was accounted for at historical cost due to the pro rata distribution of Liberty Latin America Shares to holders of Liberty Global’s LiLAC Shares.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

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
We implemented internal controls to ensure we adequately evaluate our contracts and properly assessed the impact of ASU 2016-02 on our consolidated financial statements. We do not believe such controls represent significant changes to our internal control over financial reporting.
For information regarding changes to our accounting policies following the adoption of ASU 2016-02, see note 3.
The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 is as follows:

	Balance at December 31, 2018	Cumulative catch up adjustments upon adoption	Balance at January 1, 2019
	in millions
Assets:
Other assets, net	$703.4	$141.6	$845.0

Liabilities:
Other accrued and current liabilities	$567.4	$33.9	$601.3
Other long-term liabilities	$552.9	$107.7	$660.6

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
December 31, 2019, 2018 and 2017

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 is as follows:

	Balance at December 31, 2017	Cumulative catch up adjustments upon adoption	Balance at January 1, 2018
	in millions
Assets:
Other current assets	$222.9	$15.8	$238.7
Other assets, net	$517.7	$15.6	$533.3

Liabilities:
Deferred revenue	$143.4	$13.3	$156.7
Other long-term liabilities	$697.8	$25.6	$723.4

Equity:
Accumulated deficit	$(1,010.7)	$(11.1)	$(1,021.8)
Noncontrolling interests	$1,361.0	$3.6	$1,364.6

The impact of our adoption of ASU 2014-09 to our consolidated statement of operations for the year ended December 31, 2018 is as follows:

	Before adoption of ASU 2014-09	Impact of ASU 2014-09 Increase (decrease)	As reported
	in millions

Revenue	$3,697.3	$8.4	$3,705.7

Operating costs and expenses – selling, general and administrative	$768.9	$(0.7)	$768.2

Non-operating expense – interest expense	$424.6	$19.1	$443.7

Income tax expense	$52.6	$(1.5)	$51.1

Net loss	$627.3	$8.5	$635.8

Recent Accounting Pronouncements
ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended by (i) ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended certain effective dates, and (ii) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies guidance around how to report expected recoveries. ASU 2016-13 replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

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

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will apply ASU 2018-15 prospectively to all implementation costs incurred after the date of adoption and do not expect it will have a material impact on our consolidated financial statements.
ASU 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which (i) simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods, and (ii) reduces the complexity in certain areas of existing tax guidance, including the recognition of deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual reporting periods after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. Although we are currently evaluating the effect that ASU 2019-12 will have on our consolidated financial statements, we do not expect it will have a material impact.

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
December 31, 2019, 2018 and 2017

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
Restricted cash consists of cash held in restricted accounts, including cash held as collateral for acquisitions, debt and other compensating balances, as applicable. Cash that is restricted to a specific use is classified as current or long-term based on, among other things, the expected use and timing of disbursement of the restricted cash. At December 31, 2019 and 2018, our current and long-term restricted cash balances aggregated $1,273 million and $11 million, respectively. Our current restricted cash balances are included in other current assets, net, in our consolidated balance sheets. For further information on certain of our restricted cash, see note 10.
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
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $89 million and $85 million at December 31, 2019 and 2018, respectively, due from a single government.
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
Financial Instruments
Due to the short maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 5 and 10, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Derivative Instruments
Derivative Instruments Recorded at Fair Value
Most of our derivative instruments, whether designated as hedging relationships or not, are recorded on the consolidated balance sheets at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments.
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
Weather Derivatives
Our weather derivative contracts (Weather Derivatives) are not accounted for at fair value. The premiums paid associated with the Weather Derivatives are recorded in other current assets, net, in our consolidated balance sheet, and the amortization of the premiums is included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statement of operations. The cash paid associated with the premiums is classified as an operating activity in our consolidated statement of cash flows. In the event of a payout under our Weather Derivatives, the cash received would be classified as an operating activity in our consolidated statements of cash flows.
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
December 31, 2019, 2018 and 2017

on our own hardware or contract with another party unrelated to the vendor to host the software. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under finance leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation and amortization in our consolidated statements of operations. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 9.
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are expensed as incurred.
We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations primarily relate to assets placed on leased wireless towers and other premises. Asset retirement obligations of $38 million and $37 million at December 31, 2019 and 2018, respectively, are included in other long-term liabilities in our consolidated balance sheets.

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
We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

as an impairment loss. For additional information regarding the fair value measurements of our property and equipment and intangible assets, see note 6. For additional information regarding impairments, see note 9.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our contract assets were $22 million and $9 million as of December 31, 2019 and 2018, respectively. The change in our contract assets during 2019 was not material. The current and long-term portion of contract assets are included in other current assets and other assets, net, respectively, in our consolidated balance sheet.
Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to SG&A expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our deferred contract costs were $8 million and $9 million as of December 31, 2019 and 2018, respectively. The change in our deferred contract costs during 2019 was not material. The current and long-term portion of deferred contract costs are included in other current assets and other assets, net, respectively, in our consolidated balance sheet.
Deferred Revenue

We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2019 and 2018 was $372 million and $401 million, respectively. Long-term deferred revenue is included in other long-term liabilities in our consolidated balance sheets. We recorded an aggregate of $19 million of current and long-term deferred revenue on January 1, 2018 upon the adoption of ASU 2014-09. The decrease in our current and long-term deferred revenue balances during 2019 primarily relates to amortization of long-term capacity contracts, partially offset by new contracts entered into during the year at Networks & LatAm.
Operating Leases
We classify leases with a term of greater than 12 months where substantially all risks and rewards incidental to ownership are retained by the third-party lessors as operating leases. We record a right-of-use asset and an operating lease liability at inception of the lease at the present value of the lease payments plus certain other payments, including variable lease payments and amounts probable of being owed by us under residual value guarantees. Payments made under operating leases, net of any incentives received from the lessors, are recognized to expense on a straight-line basis over the term of the lease. Initial direct costs incurred in negotiating and arranging operating leases are recognized to expense when incurred. Contingent rental payments are recognized to expense when incurred. Our right-of-use assets are included in other assets, net, in our consolidated balance sheet. Our current and non-current operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our consolidated balance sheet.
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
December 31, 2019, 2018 and 2017

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
For additional information regarding our income taxes, see note 12.
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
December 31, 2019, 2018 and 2017

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

General. Most of our fixed and mobile residential contracts are not enforceable or do not contain substantive early termination penalties. Accordingly, revenue relating to these customers is recognized on a basis consistent with customers that are not subject to contracts. We account for customer service revenue contracts that include both non-lease and lease components as a single component in all instances where the non-lease component is the predominant component of the arrangement and the other applicable criteria are met.
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
B2B Subsea Network Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2019, we have approximately $455 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.
Government Funding Revenue. During 2018, we received funds from the U.S. Federal Communications Commission (the FCC), which were granted to help restore and improve coverage and service quality from damages caused by Hurricanes Irma and Maria (the 2017 Hurricanes), across certain of our markets. The FCC does not meet the definition of a “customer,” accordingly, we recognized the funds granted from the FCC as other revenue in the period in which we were entitled to receive the funds. For additional information regarding funding received during the third quarter of 2018, see note 19.
Sales, Use and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales, use and other value-added taxes.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

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
Earnings (Loss) per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares and/or LiLAC Shares outstanding during the years presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our weighted average shares outstanding are set forth below:

	Year ended December 31,
	2019 (a)	2018 (a)	2017 (b)

Weighted average shares outstanding - basic and dilutive	181,506,875	173,313,575	171,850,041

(a)	Represent the weighted average number of Liberty Latin America Shares outstanding during the year.

(b)
Represents (i) the weighted average number of LiLAC Shares outstanding during the year prior to the Split-Off and (ii) the weighted average number of Liberty Latin America Shares outstanding during the year subsequent to the Split-Off. The amount was used for both basic and dilutive EPS, as no Company equity awards were outstanding prior to the Split-Off.

We reported losses attributable to Liberty Latin America shareholders during 2019, 2018 and 2017. As a result, the potentially dilutive effect at December 31, 2019, 2018 and 2017 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 18.1 million, nil and nil, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 15.2 million, 13.1 million and 8.9 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 2.0 million, 2.1 million and 1.2 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(4)	Acquisitions and Disposition
Pending Acquisition
On October 9, 2019, Leo Cable and Liberty Latin America entered into a stock purchase agreement with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Acquisition) in an all-cash transaction. The AT&T Acquisition companies provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands, excluding DirecTV customers. The AT&T Acquisition is valued at an enterprise value of $1,950 million on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition, including related fees and expenses, through a combination of net proceeds from the 2027 LPR Senior Secured Notes and the 2026 SPV Credit Facility, each as defined and further discussed in note 10, and available liquidity.
The transaction is subject to customary closing conditions, including reviews by the United States FCC and the Department of Justice. We currently expect the transaction to close in the second quarter of 2020.
AT&T will provide ongoing support to the AT&T Acquisition companies under a transition services agreement (the AT&T TSA) for a period up to 36 months following the closing date of the acquisition. Services under the AT&T TSA include, but are not limited to, (i) wireless core, (ii) technology development, (iii) global technology operations, (iv) wireless engineering, (v) network infrastructure, (vi) supply chain and (vii) finance and sales operations. We may terminate any services under the AT&T TSA upon sixty business days’ notice to AT&T in accordance with the terms and conditions of the AT&T TSA.
2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in United Telecommunication Services N.V. (UTS) for a cash purchase price of $162 million, subject to certain potential post-closing adjustments, based on an enterprise value of $189 million (the UTS Acquisition). During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100%, as further described in note 13. UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility. For further information on the draw of the C&W Revolving Credit Facility, see note 10.
We have accounted for the UTS Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of UTS based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. The valuation process remains open and our opening balance sheet will change as we finalize our valuation. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets and deferred taxes. A summary of the purchase price and preliminary opening balance sheet of UTS at the effective March 31, 2019 acquisition date is presented in the following table (in millions):

Cash	$0.9
Trade receivables	14.9
Other current assets	7.9
Property and equipment	157.2
Goodwill (a)	37.1
Intangible assets subject to amortization	20.1
Long-term deferred tax assets	5.1
Other assets	13.2
Accounts payable	(30.3)
Other accrued and current liabilities	(28.8)
Other long-term liabilities	(23.6)
Noncontrolling interest (b)	(11.6)
Total purchase price (c)	$162.1

(a)
The goodwill recognized in connection with the UTS Acquisition is primarily attributable to (i) the ability to take advantage of UTS’s existing broadband communications and mobile networks to gain immediate access to potential customers, and (ii) synergies that are expected to be achieved through the integration of UTS with C&W’s existing business in Curacao.

(b)	Amount represents the estimated aggregate fair value of the noncontrolling interest in UTS as of March 31, 2019.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(c)
Excludes $3 million of direct acquisition costs, including $1 million incurred during 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

Our consolidated statement of operations for the year ended December 31, 2019 includes revenue of $96 million and net earnings of $4 million attributable to UTS.
2019 Disposition
During the fourth quarter of 2019, we disposed of our operations in the Seychelles (the Seychelles Disposition) at an enterprise value of $104 million. As a result of the Seychelles Disposition, we received $78 million of net cash inflows and recorded a loss on disposition of $3 million.
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
2017 Acquisition
Carve-out Entities. In connection with the acquisition of C&W during 2016 (the C&W Acquisition ), and C&W’s acquisition of Columbus International Inc. and its subsidiaries (collectively, Columbus) in 2015 (the Columbus Acquisition), certain entities (the Carve-out Entities) that hold licenses granted by the FCC were transferred to entities not controlled by C&W (collectively, New Cayman).The arrangements with respect to the Carve-out Entities, which were executed in connection with the Columbus

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Acquisition and the C&W Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for our acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$23.4	$126.9	$150.3	$30.7	$82.1	$112.8
Foreign currency forward contracts	9.8	—	9.8	14.1	—	14.1
Total	$33.2	$126.9	$160.1	$44.8	$82.1	$126.9

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$34.9	$99.6	$134.5	$23.9	$41.4	$65.3
Foreign currency forward contracts	0.5	—	0.5	—	—	—
Total	$35.4	$99.6	$135.0	$23.9	$41.4	$65.3

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 10). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $4 million, ($23 million) and $23 million during 2019, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The derivative assets set forth in the table above exclude our Weather Derivatives, as defined and described in note 3, as they are not accounted for at fair value. The Weather Derivatives are included in other current assets, net, in our consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	$(21.0)	$69.6	$(157.8)
Foreign currency forward contracts and other (a)	3.8	25.2	(12.3)
Total	$(17.2)	$94.8	$(170.1)

(a)	The amount for 2019 includes $6 million of amortization of the premiums associated with our Weather Derivatives, which we entered into during the second quarter of 2019.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Year ended December 31,
	2019	2018	2017
	in millions

Operating activities	$11.2	$(15.9)	$(26.9)
Investing activities	6.5	(2.3)	(3.7)
Financing activities	(0.3)	10.0	—
Total	$17.4	$(8.2)	$(30.6)

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $145 million.
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
December 31, 2019, 2018 and 2017

Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	7.1
	$56.3	COP	180,000.0	6.6

VTR Finance	$1,260.0	CLP	854,020.0	2.5

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,555.0	4.3

VTR Finance	$187.4	3.1

Liberty Puerto Rico	$1,000.0	6.6

Cabletica	$53.5	3.5

(a)	Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at December 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,340.0	0.8

Liberty Puerto Rico (a)	$1,590.0	0.7

(a)	Includes forward-starting derivative instruments.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2019, our foreign currency forward contracts had total notional amounts due from and to counterparties of $135 million and CLP 94 billion, respectively, with a weighted average remaining contractual life of 0.4 years. All of our foreign currency forward contracts are held by our VTR Finance borrowing group.

(6)	Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments and the available-for-sale method to account for our investment in the U.K. Government Gilts. The reported fair values of our derivative instruments as of December 31, 2019 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S. dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at December 31, 2019 and 2018 were $30 million and $36 million, respectively, which are included in other long-term liabilities in our consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains (losses) of $6 million, ($14 million) and ($11 million) during 2019, 2018 and 2017, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At December 31, 2019 and 2018, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our consolidated balance sheets, were $37 million and $35 million, respectively.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with our Convertible Notes, acquisition accounting and impairment assessments.
Conversion Option – Convertible Notes
As further described and defined in note 10, our Convertible Notes include a Conversion Option that we bifurcated from the Convertible Notes and recorded at fair value upon issuance as an equity component in our consolidated statement of equity. The fair value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which was established using the present value of cash flows associated with such instrument based on a 5-year tenor and an estimated yield rate of 6.7%, which is a Level 2 input. The fair value of the equity component was determined by deducting the fair value of the liability component from the proceeds received on issuance of the Convertible Notes.
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

During 2019, we performed nonrecurring valuations related to the acquisition accounting for the UTS Acquisition and the Cabletica Acquisition. The weighted average discount rate used in the preliminary valuation of the customer relationships acquired as a result of the UTS Acquisition was approximately 14%. The weighted average discount rate used in the final valuation of the customer relationships acquired as a result of the Cabletica Acquisition was approximately 14%.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

During 2017, we completed final nonrecurring valuations related to the acquisition accounting for the C&W Acquisition and C&W Carve-out Acquisition. The weighted average discount rates used in the final valuation of the customer relationships acquired as a result of the C&W Acquisition ranged from 9% to 12%.
Impairment Assessments
The nonrecurring valuations associated with impairment assessments, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of reporting units for the purpose of testing for goodwill impairment. Unless a reporting unit has a readily determinable fair value, we estimate the fair value of the reporting unit using either a market-based approach or discounted cash flow analysis. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on our assumptions.
During the third quarter of 2019, based on further declines in the operating results of our Panamanian reporting unit of our C&W segment, we conducted a goodwill impairment assessment of that reporting unit. We used a market-based valuation approach to determine the fair value of this reporting unit, as further discussed below. For additional information regarding impairment charges resulting from this impairment analysis, see note 9.
As part of our annual goodwill impairment assessment in the fourth quarter of 2019, we first made a qualitative assessment to determine potential impairment and concluded that no events or circumstances indicated that the fair value of any our reporting units is less than its carrying amount.
As part of our annual goodwill impairment assessment in the fourth quarter of 2018, we used a market-based valuation approach to determine the fair value of certain reporting units within C&W. The fair value of a reporting unit using a market-based approach is estimated based upon a market multiple typically applied to the reporting unit’s Adjusted OIBDA, as defined in note 19. We determine the market multiple for each reporting unit taking the following into consideration: (i) public company trading multiples for entities with similar business characteristics as the respective reporting unit, adjusted to reflect an appropriate control premium or discount, a “trading multiple,” and (ii) multiples derived from the value of recent transactions for businesses with similar operations and in geographically similar locations, a “transaction multiple.” For additional information regarding impairment charges resulting from these impairment analyses, see note 9.
In September 2017, the 2017 Hurricanes impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W segment, most notably British Virgin Islands and Dominica (collectively, the Impacted Markets). The effects of the hurricanes were deemed to constitute triggering events with respect to the need to assess certain assets for impairment. Nonrecurring valuations were performed in connection with these impairment assessments, most notably to measure the fair value of Liberty Puerto Rico and certain reporting units within C&W for purposes of assessing goodwill impairments, and to measure the fair value of Liberty Puerto Rico’s cable television franchise rights. We used discount rates of 8% and 10% in the valuation of Liberty Puerto Rico and certain reporting units within C&W, respectively, while a discount rate of 9% was used in the valuation of Liberty Puerto Rico’s cable television franchise rights. These valuations used projected cash flows that reflected the significant risks and uncertainties associated with our recovery from the 2017 Hurricanes, including variables such as (i) the length of time estimated to restore the power and transmission systems, particularly in Puerto Rico, (ii) the number of people estimated to leave these islands for an extended period or permanently and the associated impact on customer churn, (iii) the amount of potential insurance recoveries and (iv) the estimated capital expenditures required to restore the damaged networks in the Impacted Markets. For additional information regarding the impairment charges related to the hurricanes, see note 9.

(7)	Investments
A subsidiary of C&W holds a 49% interest in TSTT. Our investment in TSTT is included in other assets, net, in our consolidated balance sheets. Pursuant to certain conditions to the regulatory approval of the acquisition of Columbus International, Inc. by C&W in 2015, we are required to dispose of our investment in TSTT, subject to certain terms and conditions. During the third quarter of 2018, we recorded an impairment charge of $16 million due to a decline in the estimated fair value of this investment. As of December 31, 2019 and 2018, the carrying value of our investment in TSTT was $77 million. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(8)	Insurance Recoveries
The 2017 Hurricanes impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. In October 2016, our operations in the Bahamas, which is part of our C&W segment, were significantly impacted by Hurricane Matthew.

In December 2018, we settled our insurance claims for the 2017 Hurricanes and Hurricane Matthew as follows: (i) $109 million for the 2017 Hurricanes, after deducting $30 million of self-insurance, and (ii) $12 million for Hurricane Matthew, after deducting $15 million of self-insurance.

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
During 2018 and 2017, we received net advance payments related to the 2017 Hurricanes and Hurricane Matthew from our third-party insurance provider totaling $51 million and $3 million, respectively. Of the amount received during 2018, $21 million is presented as a cash inflow from investing activities on our consolidated statement of cash flows. With respect to the advances received during 2018, $45 million was provided to Liberty Puerto Rico and $6 million was provided to C&W. The advance received during 2017 related to Hurricane Matthew and was provided to C&W.

During the first quarter of 2019, we received the remaining outstanding insurance settlement amount of $67 million, of which $33 million and $34 million have been presented as operating and investing activities, respectively, in our consolidated statement of cash flows. With respect to the cash received, $37 million, $27 million and $3 million was provided to C&W, Liberty Puerto Rico and our Corporate operations, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(9)	Long-lived Assets
Impairment Charges
The following table sets forth the details of our impairment charges:

	C&W	VTR/Cabletica	Liberty Puerto Rico	Total
	in millions
Year ended December 31, 2019:
Goodwill	$181.9	$—	$—	$181.9
Property and equipment and other	17.2	0.3	—	17.5
Total impairment charges	$199.1	$0.3	$—	$199.4

Year ended December 31, 2018:
Goodwill	$610.0	$—	$—	$610.0
Property and equipment and other	5.0	0.3	0.4	5.7
Total impairment charges	$615.0	$0.3	$0.4	$615.7

Year ended December 31, 2017:
Annual impairment analysis – goodwill	$317.9	$—	$—	$317.9
Hurricane-related:
Goodwill	117.3	—	120.9	238.2
Property and equipment	22.8	—	50.2	73.0
Other indefinite-lived intangible assets	—	—	44.1	44.1
Total hurricane-related	140.1	—	215.2	355.3
Other	—	4.7	—	4.7
Total impairment charges	$458.0	$4.7	$215.2	$677.9

Goodwill. We evaluate goodwill and other indefinite-lived intangible assets (primarily cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. During our 2018 annual goodwill impairment test, we concluded a $608 million impairment was necessary at the Panamanian reporting unit of our C&W segment and during the third quarter of 2019 we concluded that an additional $182 million goodwill impairment charge was necessary based on further deterioration in the Panamanian reporting unit’s operating results. These impairments primarily resulted from the impact of a significant increase in competition, particularly with respect to our prepaid mobile business. The accumulation of prepaid mobile subscriber losses, together with associated adverse impacts to average monthly subscription revenue per mobile subscriber, negatively impacted the actual results during these periods and the expected future financial performance of the Panamanian reporting unit, resulting in the impairments during 2018 and 2019. As of December 31, 2019, the goodwill balance of the Panamanian reporting unit was $794 million.
During our 2017 annual goodwill impairment test, we concluded impairments were necessary at certain C&W reporting units primarily as a result of greater than expected impacts of competition and, in the case of one smaller C&W reporting unit, a longer expected recovery period from Hurricane Irma.
Hurricane Dorian. In September 2019, our operations in the Bahamas, which is part of our C&W segment, were impacted by Hurricane Dorian resulting in significant damage to homes, businesses and infrastructure. Based on our initial estimates of the impacts of the hurricane to our operations, during the third quarter of 2019, we recorded an impairment charge of $16 million to write-off the net carrying amount of property and equipment that was damaged beyond repair.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

2017 Hurricanes. In September 2017, certain of our operations in the Caribbean were severely impacted by the 2017 Hurricanes, with the most extensive damage occurring in Puerto Rico and certain of C&W’s markets. Based on our then estimates of the impacts on our operations from these hurricanes, we recorded impairment charges to reduce the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets as set forth in the table above. These impairment charges were based on our assessments of then currently available information.
For additional information regarding the impacts of the hurricanes and the fair value methods and related assumptions used in our impairment assessments, see note 6.
Goodwill
Changes in the carrying amount of our goodwill during 2019 are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Disposition	Foreign currency translation adjustments and other	Impairments	December 31, 2019
	in millions

C&W	$4,325.6	$37.1	$(33.6)	$(36.4)	$(181.9)	$4,110.8
VTR/Cabletica	530.0	8.3	—	(20.4)	—	517.9
Liberty Puerto Rico	277.7	—	—	—	—	277.7
Total	$5,133.3	$45.4	$(33.6)	$(56.8)	$(181.9)	$4,906.4

Based on the results of our 2019 goodwill impairment tests, declines in the estimated fair value of certain C&W reporting units could result in the need to record additional goodwill impairment charges. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of C&W. Any such impairment charges could be significant.
Changes in the carrying amount of our goodwill during 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairments (a)	December 31, 2018
	in millions

C&W	$4,962.5	$23.6	$(50.5)	$(610.0)	$4,325.6
VTR/Cabletica	433.4	151.3	(54.7)	—	530.0
Liberty Puerto Rico	277.7	—	—	—	277.7
Total	$5,673.6	$174.9	$(105.2)	$(610.0)	$5,133.3

(a)	Amount primarily represents an impairment charge associated with the Panamanian reporting unit of our C&W segment.
At December 31, 2019 and 2018, our accumulated goodwill impairments were $1,348 million and $1,166 million, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2019	December 31,
		2019	2018
		in millions

Distribution systems	3 to 25 years	$4,299.6	$4,115.0
Customer premises equipment	3 to 5 years	1,763.8	1,606.0
Support equipment, buildings and land	3 to 40 years	1,530.9	1,398.8
		7,594.3	7,119.8
Accumulated depreciation		(3,293.2)	(2,882.9)
Total		$4,301.1	$4,236.9

Depreciation expense related to our property and equipment was $697 million, $641 million and $596 million during 2019, 2018 and 2017, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $96 million, $54 million and $55 million during 2019, 2018 and 2017, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 15 years at December 31, 2019, are set forth below:

	December 31,
	2019	2018
	in millions
Gross carrying amount:
Customer relationships	$1,482.9	$1,509.7
Licenses and other	170.1	186.8
Total gross carrying amount	1,653.0	1,696.5
Accumulated amortization:
Customer relationships	(645.5)	(504.7)
Licenses and other	(38.3)	(26.1)
Total accumulated amortization	(683.8)	(530.8)
Net carrying amount	$969.2	$1,165.7

Amortization expense related to intangible assets with finite useful lives was $174 million, $189 million and $198 million during 2019, 2018 and 2017, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Based on our amortizable intangible asset balance at December 31, 2019, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2020	$189.8
2021	181.1
2022	161.0
2023	140.6
2024	104.4
Thereafter	192.3
Total	$969.2

Intangible Assets Not Subject to Amortization
At December 31, 2019 and 2018, our other indefinite-lived intangible assets aggregated $561 million and $563 million, respectively, including $540 million related to the cable television franchise rights of Liberty Puerto Rico at both December 31, 2019 and 2018.

(10)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2019			Estimated fair value (c)		Principal Amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing Currency	US $ equivalent	December 31,		December 31,
				2019	2018	2019	2018
		in millions

Convertible Notes (d)	2.00%	$—	$—	$430.1	$—	$402.5	$—
C&W Notes	6.81%	—	—	2,270.9	1,724.7	2,120.0	1,781.6
C&W Credit Facilities	4.91%	$728.2	728.2	2,017.1	2,135.6	2,006.1	2,193.6
VTR Finance Senior Notes	6.88%	—	—	1,290.9	1,265.0	1,260.0	1,260.0
VTR Credit Facilities	6.15%	(e)	244.9	229.7	245.7	231.4	250.7
LPR Senior Secured Notes	6.75%	—	—	1,278.3	—	1,200.0	—
LPR Credit Facilities	6.76%	$125.0	125.0	1,012.1	905.4	1,000.0	942.5
Cabletica Credit Facilities	9.84%	(f)	15.0	123.8	122.2	124.8	124.7
Vendor financing (g)	4.27%	—	—	167.7	157.6	167.7	157.6
Total debt before premiums, discounts and deferred financing costs	6.11%		$1,113.1	$8,820.6	$6,556.2	$8,512.5	$6,710.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2019	2018
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,512.5	$6,710.7
Premiums, discounts and deferred financing costs, net (d)	(146.1)	(41.5)
Total carrying amount of debt	8,366.4	6,669.2
Finance lease obligations	3.6	12.9
Total debt and finance lease obligations	8,370.0	6,682.1
Less: Current maturities of debt and finance lease obligations	(180.2)	(302.5)
Long-term debt and finance lease obligations	$8,189.8	$6,379.6

(a)
Represents the weighted average interest rate in effect at December 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2019, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2019 compliance reporting requirements. At December 31, 2019, there were no restrictions on the respective subsidiary’s ability to make loans or distributions from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of the discount recorded in connection with the Conversion Option, as further described below.

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

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Our operating expenses include $130 million, $172 million and $83 million for the years ended December 31, 2019, 2018 and 2017, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our consolidated statements of cash flows.

General Information
At December 31, 2019, except for our Convertible Notes (as defined and described below), all of our outstanding debt had been incurred by one of our four primary “borrowing groups”: C&W, VTR Finance, Liberty Puerto Rico and Cabletica.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

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

•
Our credit facilities require that certain entities of the relevant borrowing group guarantee the payment of all sums payable under the relevant credit facility and such entities are required to have first-ranking security granted over their shares and, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder;

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

Senior and Senior Secured Notes. Our C&W, VTR Finance and Liberty Puerto Rico borrowing groups have issued senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future debt of such issuer and, in the case of our senior secured notes, are senior to all existing and future subordinated debt of each respective issuer within the relevant borrowing group, (ii) contain, in most instances, guarantees from other entities of the relevant borrowing group (as specified in the applicable indenture) and (iii) are secured by pledges over the shares of certain entities of the relevant borrowing group and, in certain instances, over substantially all of the assets of those entities. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain other members of the relevant borrowing group, over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

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
December 31, 2019, 2018 and 2017

Liberty Latin America – Convertible Notes
In June 2019, Liberty Latin America issued $403 million principal amount of 2.0% convertible senior notes (the Convertible Notes) due July 15, 2024. Interest on the Convertible Notes is payable semi-annually on January 15 and July 15, beginning on January 15, 2020. The Convertible Notes are general unsecured obligations of the Company and are structurally subordinated to all the debt and other liabilities of our subsidiaries.
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
We determined the Conversion Option should be bifurcated from the debt host instrument (the Convertible Notes) and accounted for as a separate financial instrument that qualifies for equity classification. Accordingly, we bifurcated the Conversion Option from the Convertible Notes and initially recorded the estimated fair value of $78 million as additional paid-in capital and debt discount. The debt discount will be accreted through interest expense, using the effective interest method, through maturity of the Convertible Notes or when the Conversion Option no longer qualifies for equity classification, if ever. At December 31, 2019, the carrying value of the Convertible Notes was $327 million and the unamortized debt discount on the Convertible Notes was $72 million.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

We used a portion of the net proceeds from the issuance of the Convertible Notes to fund the cost of the Capped Calls, as defined and further described in note 13, and expect to use the remaining funds for other general corporate purposes, which may include funding a portion of the AT&T Acquisition.
C&W Notes
The details of the outstanding C&W Notes as of December 31, 2019 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions
Senior Secured Notes:
2027 C&W Senior Secured Notes	September 7, 2027	5.750%	$400.0	$400.0	$422.6	$392.1
Senior Notes:
2026 C&W Senior Notes	October 15, 2026	7.500%	$500.0	500.0	542.5	493.9
2027 C&W Senior Notes	September 15, 2027	6.875%	$1,220.0	1,220.0	1,305.8	1,216.6
Total				$2,120.0	$2,270.9	$2,102.6

(a)	Amounts are inclusive or net of original issue premiums, discounts and deferred financing costs, as applicable.
Financing and Refinancing Transactions
C&W Senior Financing Designated Activity Company (C&W Senior Financing) was a special purpose financing entity, created for the primary purpose of facilitating certain debt offerings. C&W was required to consolidate C&W Senior Financing as a result of the variable interests created by debt issued by C&W Senior Financing to C&W, for which C&W was considered the primary beneficiary. C&W Senior Financing was dependent upon payments from C&W in order to service its payment obligations under the 2026 C&W Senior Notes and 2027 C&W Senior Notes, as further described below.
2027 C&W Senior Secured Notes. In April 2019, Sable issued $400 million principal amount of 5.750% senior secured notes, at 99.195% of par, due September 7, 2027 (the 2027 C&W Senior Secured Notes). Interest on the 2027 C&W Senior Secured Notes is payable semi-annually on January 7 and July 7.
The net proceeds from the 2027 C&W Senior Secured Notes were primarily used to (i) redeem $150 million of aggregate principal amount under the 2022 C&W Senior Notes, as further described below, according to the redemption terms of the indenture, comprising (a) the 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes, and (ii) repay $235 million of aggregate principal amount under the C&W Term Loan B-4 Facility. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $6 million, which primarily includes the net effect of redemption premiums paid and the write-off of unamortized premiums and discounts.
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
The net proceeds from the C&W Term Loan B-3 Facility Add-on (as defined and described below) and the 2027 C&W Financing Loan were used (i) to redeem in full $1,250 million outstanding principal amount of senior notes, issued by Columbus prior to the Columbus Acquisition, and (ii) for general corporate purposes. In connection with these transactions, we recognized a net loss on debt modification and extinguishment of $24 million, which includes the net effect of redemption premiums paid and the write-off of unamortized premiums.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

2027 C&W Senior Notes Add-on A. In April 2019, C&W Senior Financing issued an additional $300 million aggregate principal amount, at 99.205% of par, under the existing 2027 C&W Senior Notes indenture (the 2027 C&W Senior Notes Add-on A).
The net proceeds from the 2027 C&W Senior Notes Add-on A were primarily used to (i) repay in full the $170 million outstanding principal amount under the C&W Revolving Credit Facility and (ii) redeem $115 million of aggregate principal amount of the 2022 C&W Senior Notes according to the redemption terms of the related indenture, comprising (a) a 105.156% redemption price and (b) accrued and unpaid interest on the redeemed notes. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of$4 million, which includes the net effect of redemption premiums paid and the write-off of unamortized premiums.
2027 C&W Senior Notes Add-on B. In July 2019, C&W Senior Financing issued an additional $220 million aggregate principal amount, at 103.625% of par, under the existing 2027 C&W Senior Notes indenture (the 2027 C&W Senior Notes Add-on B).
The net proceeds from the 2027 C&W Senior Notes Add-on B were primarily used to redeem the remaining aggregate principal amount of the 2022 C&W Senior Notes of $210 million according to the redemption terms of the related indenture, comprising (a) a 103.438% redemption price and (b) accrued and unpaid interest on the redeemed notes. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $4 million, which primarily includes the net effect of redemption premiums paid and the write-off of unamortized premiums.
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
The net proceeds from the 2026 C&W Financing Loan were partially used to (i) repurchase £63 million ($80 million, at the applicable rate) of outstanding principal under the 2019 C&W Senior Notes, as further described below, and (ii) redeem $275 million of outstanding principal under the 2022 C&W Senior Notes. In connection with these transactions, we recognized a net loss on debt modification and extinguishment of $13 million, which primarily includes the net effect of redemption premiums paid, the write-off of unamortized premiums, discounts and deferred financing costs and the payment of third-party costs.
Redemption Rights. Subject to the circumstances described below:

•	The 2026 C&W Senior Notes, 2027 C&W Senior Notes and 2027 C&W Senior Secured Notes are non-callable until October 15, 2021, September 15, 2022 and September 7, 2022, respectively.

•
At any time prior to (i) October 15, 2021 in the case of the 2026 C&W Senior Notes, (ii) September 15, 2022 in the case of the 2027 C&W Senior Notes and (iii) September 7, 2022 in the case of the 2027 C&W Senior Secured Notes, Sable and C&W Senior Financing (as applicable) may redeem some or all of the applicable notes by paying a price equal to 100% of the principal amount of the applicable notes redeemed plus accrued and unpaid interest and a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to October 15, 2021, September 15, 2022 or September 7, 2022 (as applicable) using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

•
At any time prior to (i) October 15, 2021 in the case of the 2026 C&W Senior Notes, (ii) September 15, 2022 in the case of the 2027 C&W Senior Notes and (iii) September 7, 2022 in the case of the 2027 C&W Senior Secured Notes, subject to certain restrictions (as specified in the applicable indenture), up to 40% of each of the 2026 C&W Senior Notes, 2027 C&W Senior Notes and 2027 C&W Senior Secured Notes may be redeemed with the net proceeds of one or more specified equity offerings at a redemption price equal to 107.500%, 106.875% and 105.750%, respectively, of the principal amount redeemed, plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

•
Prior to September 7, 2022, during each 12-month period commencing on April 5, 2019, up to 10% of the principal amount of the 2027 C&W Senior Secured Notes may be redeemed at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

Sable and C&W Senior Financing (as applicable) may redeem some or all of the 2026 C&W Senior Notes, 2027 C&W Senior Notes and 2027 C&W Senior Secured Notes, respectively, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2026 C&W Senior Notes	2027 C&W Senior Notes	2027 C&W Senior Secured Notes

12-month period commencing:	October 15	September 15	September 7

2021	103.750%	N.A.	N.A.
2022	101.875%	103.438%	102.875%
2023	100.000%	101.719%	101.438%
2024	100.000%	100.859%	100.000%
2025 and thereafter	100.000%	100.000%	100.000%

2022 C&W Senior Notes. In November 2018, C&W completed the redemption of $275 million of aggregate principal amount of the 6.875% secured notes due August 1, 2022 (the 2022 C&W Senior Notes) for total consideration of $294 million, including (i) the 105.156% redemption price and (ii) accrued and unpaid interest on the redeemed notes. In connection with this transaction, we recognized a net loss on debt modification and extinguishment of $11 million, which primarily includes the net effect of redemption premiums paid and the write-off of unamortized premiums.
2019 C&W Senior Notes. In October 2018, C&W launched a tender offer to repurchase, for cash, any and all of its outstanding 2019 C&W Senior Notes (the Tender Offer). The price of the Tender Offer was 103% of the principal amount of the bonds tendered, plus accrued and unpaid interest up to, but not including, the payment date. Pursuant to the Tender Offer, which was completed on October 31, 2018, we paid total consideration of £68 million ($87 million at the transaction date), including accrued interest of £3 million ($4 million at the transaction date), for 43.0% of the outstanding 2019 C&W Senior Notes and cancelled the 2019 C&W Senior Notes that were tendered.
In March 2019, C&W repaid in full the outstanding principal amount under the 2019 C&W Senior Notes for total consideration of £91 million ($120 million at the transaction date), including accrued interest of £7 million ($9 million at the transaction date).

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

C&W Credit Facilities
The C&W Credit Facilities are the senior secured credit facilities of certain subsidiaries of C&W. The details of our borrowings under the C&W Credit Facilities as of December 31, 2019 are summarized in the following table:

			Unused borrowing capacity		Outstanding principal amount
C&W Credit Facilities	Maturity	Interest rate	Borrowing currency	US $ equivalent	Borrowing currency	US $ equivalent	Carrying value (a)
			in millions

C&W Revolving Credit Facility (b)	June 30, 2023	LIBOR (c) + 3.25%	$625.0	$625.0	$—	$—	$—
C&W Term Loan B-4 Facility (b) (d)	January 31, 2026	LIBOR + 3.25%	$—	—	$1,640.0	1,640.0	1,636.5
C&W Regional Facilities (e)	various dates ranging from 2020 to 2038	4.463% (f)	(g)	103.2	(h)	366.1	364.3
Total				$728.2		$2,006.1	$2,000.8

(a)	Amounts are net of discounts and deferred financing costs, as applicable.

(b)
In March 2018, we amended and restated the credit agreement originally dated May 16, 2016, as amended and restated as of May 26, 2017, providing for the additional C&W Term Loan B-4 Facility, as further described below, and a $625 million revolving credit facility. The C&W Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

(c)	London Interbank Offered Rate.

(d)	Subsequent to December 31, 2019, the outstanding principal amount under the C&W Term Loan B-4 Facility was repaid in full. For additional information, see note 21.

(e)	Primarily represents amounts borrowed by C&W Panama, C&W Jamaica and Columbus Communications Trinidad Limited (collectively, the C&W Regional Facilities).

(f)	Represents a weighted average rate for all C&W Regional Facilities.

(g)	The unused borrowing capacity on the C&W Regional Facilities comprise certain U.S. dollar and Trinidad & Tobago dollar denominated revolving credit facilities.

(h)	The outstanding principal amount on the C&W Regional Facilities comprise certain U.S. dollar, JMD, Trinidad & Tobago dollar and East Caribbean dollar denominated credit facilities.
Financing and Refinancing Transactions
C&W Revolving Credit Facility. In connection with the UTS Acquisition during the first quarter of 2019, C&W borrowed $170 million under the C&W Revolving Credit Facility. The outstanding principal amount of the C&W Revolving Credit Facility, including accrued interest, was repaid in full during the second quarter of 2019.
C&W Term Loan B-4 Facility. In February 2018, C&W entered into a $1,875 million principal amount term loan facility (the C&W Term Loan B-4 Facility). The net proceeds of the C&W Term Loan B-4 Facility were used to repay in full the $1,825 million outstanding principal amount of the C&W Term Loan B-3 Facility, as further described below, and repay $40 million drawn under the C&W Revolving Credit Facility. The exchange in principal amounts of $1,825 million was treated as a non-cash transaction in our consolidated statement of cash flows. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $13 million, which includes the write-off of unamortized discounts and deferred financing costs.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

C&W Regional Facilities. In January 2018, C&W Panama entered into a $100 million principal amount term loan facility that bears interest at 4.35% per annum, payable on a quarterly basis, and matures in January 2023. The proceeds from the term loan were primarily used to repay existing C&W Panama debt.
C&W Term Loan B-3 Facility. In May 2017, C&W entered into a $1,125 million term loan facility (the C&W Term Loan B-3 Facility). The net proceeds from the C&W Term Loan B-3 Facility were used to prepay in full $1,100 million outstanding principal amount under term loans issued in May 2016 (the C&W Term Loans). Certain lenders of the C&W Term Loans novated $929 million principal amount under the C&W Term Loans into the C&W Term Loan B-3 Facility, which was treated as a non-cash financing transaction in our consolidated statement of cash flows. In connection with these transactions, we recognized a loss on debt modification and extinguishment of $25 million, which primarily includes the write-off of unamortized discounts and deferred financing costs and the payment of third-party costs.
VTR Finance Senior Notes
In January 2014, VTR Finance issued $1.4 billion principal amount of senior notes (the VTR Finance Senior Notes), due January 15, 2024. In October 2018, VTR Finance redeemed $140 million of aggregate principal amount of the VTR Finance Senior Notes for total consideration of $147 million, including (i) the 103% redemption price and (ii) accrued and unpaid interest on the redeemed notes. In connection with this transaction, VTR Finance recognized a loss on debt modification and extinguishment of $6 million, which includes the net effect of redemption premiums paid and the write-off of deferred financing costs.
At December 31, 2019, the carrying value of the VTR Finance Senior Notes was $1,246 million.
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

VTR Credit Facilities
In May 2018, VTR entered into (i) the VTR TLB-1 Facility and the VTR TLB-2 Facility (collectively, the VTR Term Loan Facilities) and (ii) new U.S. dollar and CLP revolving credit facilities (collectively, the VTR Revolving Credit Facilities and together with the VTR Term Loan Facilities, the VTR Credit Facilities). Upon closing of the VTR Credit Facilities, the previously existing credit facility at VTR was cancelled.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The details of our borrowings under the VTR Credit Facilities as of December 31, 2019 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal amount
VTR Credit Facilities	Maturity	Interest rate	Borrowing currency		US $ equivalent	Borrowing currency		US $ equivalent	Carrying value (a)
			in millions

VTR TLB-1 Facility	(b)	ICP (c) + 3.80%	CLP	—	$—	CLP	140,900.0	$187.4	$184.0
VTR TLB-2 Facility	May 23, 2023	7.00%	CLP	—	—	CLP	33,100.0	44.0	43.2
VTR RCF–A (d)	May 23, 2023	TAB (e) + 3.35%	CLP	45,000.0	59.9	CLP	—	—	—
VTR RCF–B (f)	March 14, 2024	LIBOR + 2.75%		$185.0	185.0		$—	—	—
Total					$244.9			$231.4	$227.2

(a)	Amounts are net of deferred financing costs.

(b)
Under the terms of the credit agreement, VTR is obligated to repay 50% of the outstanding aggregate principal amount of the VTR TLB-1 Facility on November 23, 2022, with the remaining principal amount due on May 23, 2023, which represents the ultimate maturity date of the facility.

(c)	Índice de Cámara Promedio rate.

(d)	In March 2019, the commitment under the VTR RCF – A was increased to CLP 45 billion ($60 million). The VTR RCF – A has a fee on unused commitments of 1.34% per year.

(e)	Tasa Activa Bancaria rate.

(f)	Includes a $1 million credit facility that matures on May 23, 2023. The VTR RCF – B has a fee on unused commitments of 1.10% per year.
LPR Senior Secured Notes
In October 2019, LCPR Senior Secured Financing Designated Activity Company (LCPR Senior Secured Financing) issued $1.2 billion principal amount, at par, of 6.75% senior secured notes, due October 15, 2027 (the 2027 LPR Senior Secured Notes). Interest is payable semi-annually on April 15 and October 15, with the first interest payment due on April 15, 2020. LCPR Senior Secured Financing is a special purpose financing entity, created for the primary purpose of facilitating the issuance of certain debt offerings. A subsidiary of Leo Cable is required to consolidate LCPR Senior Secured Financing as a result of certain variable interests in LCPR Senior Secured Financing, of which the subsidiary is considered the primary beneficiary.
Subject to the circumstances described below:

•	The 2027 LPR Senior Secured Notes are non-callable until October 15, 2022.

•
At any time prior to October 15, 2022, LCPR Senior Secured Financing may redeem some or all of the 2027 LPR Senior Secured Notes by paying a price equal to 100% of the principal amount of the 2027 LPR Senior Secured Notes redeemed plus accrued and unpaid interest and a “make-whole” premium, which is generally the present value of all remaining scheduled interest payments to October 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

•
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
December 31, 2019, 2018 and 2017

•
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
The net proceeds from the 2027 LPR Senior Secured Notes were deposited into escrow. The escrow may be released subject to the satisfaction of certain conditions, including the consummation of the AT&T Acquisition. On the escrow release date, the escrowed proceeds, including the SPV Escrowed Proceeds (as defined and described below), will be used to fund one or more loans to a wholly-owned subsidiary of Liberty Latin America. The payment of all obligations under such loans will be guaranteed by LCPR and certain of its affiliates and their respective significant subsidiaries, and all the issued capital stock or share capital of LCPR and each guarantor, and substantially all assets of LCPR and each guarantor will be pledged to secure the payment of such obligations. Such loans and a capital contribution from Liberty Latin America will be used to finance the AT&T Acquisition and to pay related fees and expenses. Until the AT&T Acquisition closes, the cash in escrow from the (i) 2027 LPR Senior Secured Notes and (ii) SPV Escrowed Proceeds are included in restricted cash in our consolidated balance sheet.
At December 31, 2019, the carrying value of the 2027 LPR Senior Secured Notes was $1,191 million.
LPR Credit Facilities
The LPR Credit Facilities are the senior secured credit facilities of Liberty Puerto Rico. The details of our borrowings under the LPR Credit Facilities as of December 31, 2019 are summarized in the following table:

LPR Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

2019 LPR Revolving Credit Facility (b)	October 15, 2025	LIBOR + 3.50%	$125.0	$125.0	$—	$—
2026 SPV Credit Facility	October 15, 2026	LIBOR + 5.0%	$1,000.0	—	1,000.0	982.4
Total				$125.0	$1,000.0	$982.4

(a)	Amounts are net of discounts and deferred financing costs.

(b)	The 2019 LPR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Financing Transactions
2026 SPV Credit Facility. In October 2019, LCPR Loan Financing LLC (LCPR Loan Financing) entered into a LIBOR plus 5.0% $1.0 billion principal amount term loan facility, issued at 99.0% of par, due October 15, 2026 (the 2026 SPV Credit Facility). Interest on the 2026 SPV Credit Facility is currently payable monthly. LCPR Loan Financing is a special purpose financing entity, created for the primary purpose of facilitating the issuance of certain term loan debt. LCPR is required to consolidate LCPR Loan Financing as a result of certain variable interests in LCPR Loan Financing, for which LCPR is considered the primary beneficiary.
LCPR Loan Financing used the proceeds from the 2026 SPV Credit Facility to (i) fund a new $947 million term loan (the LPR Financing Loan) to LCPR and (ii) deposit $53 million, which will fund a portion of the purchase price associated with the AT&T Acquisition, into escrow (the SPV Escrowed Proceeds). The terms and conditions, including maturity and applicable interest rate, for the LPR Financing Loan are the same as those for the 2026 SPV Credit Facility. LCPR Loan Financing’s obligations under the 2026 SPV Credit Facility are secured by interests over various assets, as further described in the 2026 SPV Credit Facility agreement.
In the event that the AT&T Acquisition is not or will not be consummated, LCPR Loan Financing will be required to apply the SPV Escrowed Proceeds in partial prepayment of the 2026 SPV Credit Facility, together with accrued and unpaid interest to such date of prepayment. In the event that the AT&T Acquisition is consummated and the purchase price for the AT&T Acquisition is reduced in excess of 10%, LCPR Loan Financing will be required to apply the portion of the SPV Escrowed Proceeds that was not used towards the purchase price of the AT&T Acquisition in partial prepayment of the 2026 SPV Credit Facility, together with accrued and unpaid interest to such date of prepayment.
The net proceeds from the LPR Financing Loan were used to redeem, in full, the$923 million outstanding principal amount of the LPR Bank Facility. This borrowing and repayment activity was treated as a non-cash transaction in our consolidated statement of cash flows. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $7 million, which includes the write-off of unamortized discounts and deferred financing costs.
2019 LPR Revolving Credit Facility. In October 2019, LCPR entered into a LIBOR plus 3.5%, 6-year senior secured credit facility agreement providing for $125 million of revolving commitments (the 2019 LPR Revolving Credit Facility). The 2019 LPR Revolving Credit Facility has a fee on unused commitments of 0.5% per year. Upon closing of the 2019 LPR Revolving Credit Facility, the previously existing revolving credit facility at LCPR was cancelled. In the event that the AT&T Acquisition is not or will not be consummated on or before the Long-Stop Date, the aggregate principal amount available for borrowing under the 2019 LPR Revolving Credit Facility will be reduced by $63 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

LPR Bank Facility. During the second quarter of 2019, LCPR repaid$20 million of principal outstanding under the LPR Bank Facility. As noted above, the LPR Bank Facility was fully repaid in the fourth quarter of 2019.
During 2017, LCPR borrowed $85 million under the then existing LPR First Lien Term Loan. The net proceeds were used to prepay $85 million of the outstanding principal amount under the then existing LPR Second Lien Term Loan. This borrowing and repayment activity was treated as a non-cash transaction in our consolidated statement of cash flows.
Cabletica Credit Facilities
In October 2018, in connection with the completion of the Cabletica Acquisition, Cabletica entered into certain senior secured credit facilities (the Cabletica Credit Facilities).
The details of our borrowings under the Cabletica Credit Facilities as of December 31, 2019 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal
Cabletica Credit Facilities	Maturity	Interest rate	Borrowing currency		U.S. $ equivalent	Borrowing currency		U.S. $ equivalent	Carrying value (a)
			in millions

Cabletica Term Loan B-1 Facility	(b)	LIBOR + 5.00%		$—	$—		$49.2	$49.2	$47.4
Cabletica Term Loan B-2 Facility	(b)	TBP (c) + 6.00%	CRC	—	—	CRC	43,177.4	75.6	74.7
Cabletica Revolving Credit Facility (d)	October 5, 2023	LIBOR + 4.25%		$15.0	15.0		$—	—	—
					$15.0			$124.8	$122.1

(a)	Amounts are net of deferred financing costs.

(b)
Under the terms of the credit agreement, Cabletica is obligated to repay 50% of the outstanding aggregate principal amounts of the Cabletica Term Loan B-1 Facility and the Cabletica Term Loan B-2 Facility on April 5, 2023, with the remaining respective principal amounts due on October 5, 2023, which represents the ultimate maturity date of each facility.

(c)	Tasa Básica Pasiva rate.

(d)	The Cabletica Revolving Credit Facility has a fee on unused commitments of 1.70% per year.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Maturities of Debt
Maturities of our debt as of December 31, 2019 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2019 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2020	$84.3	$93.6	$—	$—	$0.3	$178.2
2021	126.5	—	—	—	0.5	127.0
2022	18.0	93.7	—	—	0.7	112.4
2023	125.7	137.7	—	124.8	0.8	389.0
2024	77.3	1,260.0	—	—	403.0	1,740.3
Thereafter	3,765.6	—	2,200.0	—	—	5,965.6
Total debt maturities	4,197.4	1,585.0	2,200.0	124.8	405.3	8,512.5
Premiums, discounts and deferred financing costs, net	(22.7)	(18.4)	(27.0)	(2.7)	(75.3)	(146.1)
Total debt	$4,174.7	$1,566.6	$2,173.0	$122.1	$330.0	$8,366.4
Current portion	$84.3	$93.6	$—	$—	$0.3	$178.2
Noncurrent portion	$4,090.4	$1,473.0	$2,173.0	$122.1	$329.7	$8,188.2

(a)	Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Events
For information regarding certain financing-related transactions completed subsequent to December 31, 2019, see note 21.

(11)	Leases
The following table provides details of our operating lease expense:

	Year ended December 31,
	2019	2018 (a)	2017 (a)
	in millions

Operating lease expense:
Operating lease cost	$45.7	$48.2	$49.1
Short-term lease cost	10.4	—	—
Total operating lease expense	$56.1	$48.2	$49.1

(a)	Amounts reflect operating lease expense recorded under ASC 840, Leases, prior to adoption of ASU 2016-02 on January 1, 2019. Accordingly, amounts are not comparable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following table provides certain other details of our operating leases at December 31, 2019:

For the year ended December 31, 2019 (in millions):
Operating cash flows from operating leases	$46.2
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$48.0

As of December 31, 2019 (in millions):
Operating lease right-of-use assets	$150.9
Operating lease liabilities:
Current	$31.5
Noncurrent	119.2
Total operating lease liabilities	$150.7

Weighted-average remaining lease term	6.4 years

Weighted-average discount rate	6.6%

(a)	Represents non-cash transactions associated with operating leases entered into during the year ended December 31, 2019.
Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of December 31, 2019 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on December 31, 2019 exchange rates.

Years ending December 31:
2020	$40.2
2021	33.3
2022	27.8
2023	22.0
2024	18.5
Thereafter	45.5
Total operating lease liabilities on an undiscounted basis	187.3
Amount representing interest	(36.6)
Present value of operating lease liabilities	$150.7

Current portion	$31.5

Noncurrent portion	$119.2

(12)	Income Taxes
Period post Split-Off
We entered into a tax sharing agreement with Liberty Global (the Tax Sharing Agreement) that became effective upon consummation of the Split-Off. The Tax Sharing Agreement governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Pursuant to the Tax Sharing Agreement, tax liabilities and benefits relating to taxable periods before and after the Split-Off will be computed and apportioned between Liberty Latin America and Liberty Global, and responsibility for payment of those tax liabilities (including any taxes attributable to the Split-Off and related internal restructurings) and use of those tax benefits, will be allocated between Liberty Latin America and Liberty Global. Furthermore, the Tax Sharing Agreement sets forth the rights of Liberty Latin America and Liberty Global with respect to the preparation and filing of tax returns, the handling of audits or other tax proceedings and assistance and cooperation and other matters, in each case, for taxable periods ending on or before or that otherwise include the date of the Split-Off.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Periods prior to Split-Off
Prior to the Split-Off, the income taxes of Liberty Latin America were presented on a standalone basis, and each tax paying entity or group within Liberty Latin America was presented on a separate return basis. Liberty Latin America was included among Liberty Global subsidiaries that were included in combined or consolidated tax returns, including tax returns in the Netherlands (the Dutch Fiscal Unity), the U.K. (the U.K. Tax Group) and the U.S. (the U.S. Tax Group). These tax groups also included Liberty Global subsidiaries that were not included in Liberty Latin America. Certain of the entities included in the Dutch Fiscal Unity, the U.K. Tax Group and the U.S. Tax Group were included in Liberty Latin America. As a result, we recorded related-party tax allocations to recognize changes in the tax attributes of certain entities of Liberty Latin America that were included in the Dutch Fiscal Unity, the U.K. Tax Group or the U.S. Tax Group.
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where a Tax Assurance Certificate has been granted to guarantee that any imposition of income or other taxes will not be applicable to Liberty Latin America through March 31, 2035. Accordingly, Liberty Latin America does not file a primary corporate income tax return in Bermuda, although various subsidiaries in other jurisdictions are taxable operations and file income tax returns in their respective jurisdictions. The income taxes of Liberty Latin America are presented, prior to the Split-Off, on a separate return basis for each tax-paying entity or group.
The components of our loss before income taxes are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Domestic (a)	$(46.0)	$(32.5)	$—
Foreign (b) (c)	(234.6)	(552.2)	(651.2)
Total	$(280.6)	$(584.7)	$(651.2)

(a)	Liberty Latin America is considered a stand-alone Bermuda entity.

(b)
Amounts for the years ended December 31, 2019 and 2018 include impairment charges at our Panamanian reporting unit of $182 million and $608 million, respectively. The amount for the year ended December 31, 2017 includes impairment charges of $211 million, $191 million, $113 million and $97 million at our Puerto Rico, Trinidad and Tobago, British Virgin Islands and Bahamas reporting units, respectively. For additional information regarding asset impairments, see note 9.

(c)
For the year ended December 31, 2019, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, Chile, Costa Rica, Jamaica, the Netherlands, Panama, Puerto Rico, Trinidad, the U.K. and the U.S. For the year ended December 31, 2018, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Barbados, Chile, the Netherlands, Panama, Puerto Rico and the U.K. For the year ended December 31, 2017, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, Chile, Jamaica, the Netherlands, Panama, Puerto Rico, the U.K. and the U.S.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2019:
Domestic	$—	$—	$—
Foreign	65.5	32.7	98.2
Total	$65.5	$32.7	$98.2
Year ended December 31, 2018:
Domestic	$—	$—	$—
Foreign	(84.0)	32.9	(51.1)
Total	$(84.0)	$32.9	$(51.1)
Year ended December 31, 2017:
Domestic	$—	$—	$—
Foreign	(282.6)	135.1	(147.5)
Total	$(282.6)	$135.1	$(147.5)

Income tax benefit (expense) attributable to our earnings (loss) before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2019	2018	2017
	in millions

Computed expected tax benefit (a)	$—	$—	$—
Permanent differences (b)	(13.9)	(23.3)	(118.5)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	19.9	0.4	5.5
Increases in valuation allowances	(60.9)	(23.8)	(59.0)
International rate differences (a) (c)	56.0	130.3	116.4
Changes in uncertain tax positions	161.7	8.9	(54.9)
Enacted tax law and rate changes (d) (e) (f) (g) (h) (i)	11.3	1.5	83.7
Effect of non-deductible goodwill impairments	(43.8)	(157.0)	(101.9)
Other, net	(32.1)	11.9	(18.8)
Total income tax benefit (expense)	$98.2	$(51.1)	$(147.5)

(a)
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where the company is exempt from income taxes on ordinary income and capital gains, and therefore has a “statutory” or “expected” tax rate of 0% in 2019, 2018 and 2017. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable rates, resulting in “international rate differences,” as shown in the table above that reflect the computed tax benefit (expense) of pre-tax book income (loss) in the respective taxable jurisdiction.

(b)
Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as Caricom treaty income, limitations on deductible management fees, or executive compensation, among others.

(c)	The 2019 corporate tax rates applicable to our primary tax jurisdictions are as follows: Chile, 27%; Puerto Rico, 37.5%; the U.K., 19%; the Netherlands, 25%; Panama, 25%; and the U.S., 21%.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(d)
During 2018, legislation was enacted that changed the income tax rate in Barbados from 25.0% to 30.0% on Regular Barbados Companies. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the fourth quarter of 2018 when the change in law was enacted. During 2019, legislation was enacted that changed the income tax rate in Barbados from 30.0% on Regular Business Companies to a regressive tax rate ranging from 5.5% to 1% applicable to all Barbados companies, dependent upon taxable income levels. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the first quarter of 2019 when the change in law was enacted.

(e)
On December 27, 2019, legislation was enacted in Colombia that replaces tax reform which had previously been enacted in 2018 but had been declared unconstitutional due to procedural flaws. The legislation confirms provisions from the original 2018 reform, including a phasing down of the corporate tax rates through 2022, whereby the rate will be 30% going forward. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the fourth quarter of 2019 when the change in law was enacted.

(f)
On December 10, 2018, legislation was enacted that changed the total corporate income tax rate in Puerto Rico from 39.0% to 37.5% for tax years beginning after December 31, 2018. Substantially all of the impact of this rate change on our deferred balances was recorded during the fourth quarter of 2018 when the change in law was enacted.

(g)
On January 1, 2017, legislation was enacted that changed the income tax rate in Trinidad and Tobago from 25.0% to 30.0%. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the first quarter of 2017 when the change in tax law was enacted.

(h)
On December 22, 2017, the Tax Cuts and Jobs Act legislation was enacted in the U.S., which permanently reduced the corporate income tax rate to 21.0% (effective January 1, 2018), among other corporate income tax changes. Substantially all of the impact of this rate change on our U.S. deferred tax balances was recorded during the fourth quarter of 2017 when the change in tax law was enacted.

(i)
The corporate tax rate applicable to our Chilean operations increased to 25.5% in 2017. In 2018 and future years, the tax rate is 27.0%. As of 2017, the 35.0% withholding tax applicable to payments made by our Chilean operations to non-resident shareholders will be based only on actual distributions to shareholders and only 65.0% of the actual corporate tax paid by our Chilean operations will be available to be used as a credit against this withholding tax. In the case of shareholders residing in countries that have tax treaties in force with Chile, there will be a full credit for the corporate tax paid.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2019	2018
	in millions

Deferred tax assets	$55.7	$144.7
Deferred tax liabilities	(401.8)	(543.0)
Net deferred tax liability	$(346.1)	$(398.3)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
	in millions
Deferred tax assets:
Net operating losses, credits and other carryforwards	$1,520.2	$1,414.9
Unrealized gains and losses	64.9	68.8
Accrued expenses	23.7	41.9
Other future deductible amounts	2.3	5.7
Deferred tax assets	1,611.1	1,531.3
Valuation allowance	(1,402.8)	(1,308.9)
Deferred tax assets, net of valuation allowance	208.3	222.4
Deferred tax liabilities:
Investments	(224.1)	(231.6)
Intangible assets	(168.6)	(197.5)
Property and equipment, net	(158.1)	(173.5)
Un-remitted foreign earnings	(3.1)	(18.1)
Other future taxable amounts	(0.5)	—
Deferred tax liabilities	(554.4)	(620.7)
Net deferred tax liability	$(346.1)	$(398.3)

The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2019	2018	2017
	in millions

Balance at beginning of period	$1,308.9	$1,282.2	$1,328.4
Net tax expense related to operations	60.9	23.8	59.0
Translation adjustments	8.8	2.9	26.1
Business acquisitions and other	24.2	—	(131.3)
Balance at end of period	$1,402.8	$1,308.9	$1,282.2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards and related tax assets at December 31, 2019 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,924.2	$837.1	Indefinite
Amount attributable to net operating losses	1,358.8	230.1	Indefinite
Barbados	1,088.0	28.6	2020 - 2026
Jamaica	448.7	148.7	Indefinite
Curacao	207.1	45.6	2020 - 2029
U.S.	117.2	29.3	2028 - 2038
Puerto Rico	31.3	10.2	2025 - 2029
Chile	22.6	6.1	Indefinite
Other	219.1	53.7	Various
Total	$8,417.0	$1,389.4

As of December 31, 2019, a valuation allowance of $1,340 million has been recorded on the net operating loss carryforwards where we do not expect to generate future taxable income, or where certain losses may be limited in use due to change in control or same-business tests.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction; however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Further, tax jurisdictions restrict the type of taxable income that the above losses are able to offset.

In 2019 and 2018, we have foreign tax credit carryforwards each of $25 million, which are available in the U.S., but are subject to a full valuation allowance. Substantially all credits not utilized will expire at the end of 2027. Other credit carry forwards at the end of 2019 and 2018, in the amounts of $17 million and $12 million, respectively, predominantly represent alternative minimum tax credits attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration.

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
December 31, 2019, 2018 and 2017

from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.

The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2019	2018	2017
	in millions

Balance at January 1	$249.0	$264.5	$182.3
Additions for tax positions of prior years	20.3	26.2	67.6
Effects of business acquisitions	3.1	—	—
Additions based on tax positions related to the current year	1.0	29.6	24.0
Lapse of statute of limitations	(2.7)	(10.7)	(5.9)
Foreign currency translation	(11.5)	(29.9)	17.8
Decrease for settlement with tax authorities	(42.0)	—	(1.0)
Reductions for tax positions of prior years	(153.1)	(30.7)	(20.3)
Balance at December 31	$64.1	$249.0	$264.5

No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.

As of December 31, 2019, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.

During 2020, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2019. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2020. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2020.

During 2019, 2018 and 2017, our income tax benefit (expense) includes interest release of $33 million and (expense) of ($8 million), and ($22 million), respectively, representing the net accrual of interest and penalties incurred during the period. Our other long-term liabilities include accrued interest and penalties of $15 million and $48 million at December 31, 2019 and 2018, respectively.

(13)	Equity
Share Capital
In connection with the Split-Off, we issued 48,428,841, 1,940,193 and 120,843,539 shares of Class A, Class B and Class C common stock, respectively. As a result, the accumulated net contributions balance as of December 29, 2017 was reclassified to additional paid-in capital and reflected as a change in capitalization in connection with the Split-Off in our consolidated statement of equity.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

A summary of the changes in our share capital during 2019 and 2018 is set forth in the table below:

	Class A	Class B	Class C

Balance at January 1, 2018	48,428,841	1,940,193	120,843,539
LPR NCI Acquisition	—	—	9,500,000
Issued in connection with share-based compensation plans	68,718	—	153,629
Issued in connection with 401(k) company match	—	—	28,990
Conversion of Class B to Class A	4,244	(4,244)	—
Balance at December 31, 2018	48,501,803	1,935,949	130,526,158

Balance at January 1, 2019	48,501,803	1,935,949	130,526,158
Issued in connection with share-based compensation plans	292,486	—	596,153
Issued in connection with 401(k) company match	—	—	59,060
Conversion of Class B to Class A	1,263	(1,263)	—
Balance at December 31, 2019	48,795,552	1,934,686	131,181,371

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
Capped Calls
In connection with the issuance of our Convertible Notes, we entered into capped call option contracts (the Capped Calls). The Capped Calls are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls cover, initially, the number of the Company’s Class C common shares underlying the Convertible Notes, or 18.1 million of Class C common shares. The Capped Calls have an initial strike price of $22.2337 per Class C common share and an initial cap price of $31.7625 per Class C common share, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, and expire on July 15, 2024. The Capped Calls are not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts are indexed to our Class C common shares and therefore classified within shareholders’ equity. The aggregate premiums paid for the Capped Calls of $46 million are included in additional paid-in capital in our consolidated statement of equity.
Conversion Option – Convertible Notes
In connection with the issuance of the Convertible Notes, we recorded $77 million in additional paid-in capital in our consolidated statement of equity for the Conversion Option, which represents the fair value of the Conversion Option at issuance less $1 million of allocated transaction fees and costs. For additional information, see notes 6 and 10.
Noncontrolling interests
During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100.0% for $12 million (the UTS NCI Acquisition), of which $5 million was paid during the quarter and the remaining $7 million is included in other accrued and current liabilities in our consolidated balance sheet at December 31, 2019.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

During 2018, we increased our ownership in C&W Jamaica from 82.0% to 92.3% by acquiring 1,727,047,174 of the issued and outstanding ordinary stock units of C&W Jamaica that we did not already own (the C&W Jamaica NCI Acquisition) for JMD 1.45 per share or JMD 2,504 million ($20 million at the transaction dates) of paid consideration.
On October 17, 2018, we acquired the remaining 40.0% partnership interests in LCPR from Searchlight Capital Partners, L.P. (Searchlight) in exchange for 9,500,000 unregistered Liberty Latin America Class C common shares (the LPR NCI Acquisition). In connection with the LPR NCI Acquisition (i) we entered into a registration rights agreement with Searchlight related to the Class C common shares and (ii) Searchlight is subject to certain restrictions regarding the transfer of the shares issued in the transaction for a period of up to two years.
Effective September 1, 2017, we increased our ownership in C&W Barbados from 81.1% to 100% by acquiring all of the issued and outstanding common shares of C&W Barbados that we did not already own for Barbadian dollars (Bds) of Bds 2.86 per share (the C&W Barbados NCI Acquisition). As of December 31, 2019, Bds 67 million ($34 million) of the consideration was paid, including Bds 2 million ($1 million) in transaction fees, and the remaining Bds 12 million ($6 million) was recorded as a liability in our consolidated balance sheet.
Liberty Puerto Rico Equity Commitment
In December 2017, and in connection with challenging circumstances that Liberty Puerto Rico experienced as a result of the damage caused by the 2017 Hurricanes, the LPR Credit Agreements were amended to provide for, among other things, a commitment from Liberty Puerto Rico’s shareholders through December 31, 2018 to fund potential liquidity shortfalls. During 2018, prior to the LPR NCI Acquisition, capital contributions aggregating $45 million were provided to Liberty Puerto Rico consisting of $27 million from us and $18 million from investment funds affiliated with Searchlight. The capital contributions from Searchlight are included in our consolidated statement of equity as an increase to noncontrolling interests.
Distributions to Liberty Global
During 2017 (for the period prior to the Split-Off), we made capital distributions of $53 million and $21 million, respectively, to reimburse Liberty Global for LiLAC Shares it repurchased pursuant to its then share repurchase program with respect to LiLAC Shares.

(14)	Restructuring Liabilities
A summary of changes in our restructuring liabilities during 2019 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019	$7.6	$18.0	$25.6
Restructuring charges	30.9	9.3	40.2
UTS liabilities at acquisition date	8.3	—	8.3
Cash paid	(27.6)	(13.0)	(40.6)
Foreign currency translation adjustments	(0.2)	(1.0)	(1.2)
Restructuring liability as of December 31, 2019	$19.0	$13.3	$32.3

Current portion	$13.1	$10.5	$23.6
Noncurrent portion	5.9	2.8	8.7
Total	$19.0	$13.3	$32.3

Our restructuring charges during 2019 primarily relate to employee severance and termination costs associated with reorganization programs at C&W and VTR. In addition to these charges, we also incurred $5 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability. For additional information, see note 15.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

A summary of changes in our restructuring liabilities during 2018 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$6.2	$25.4	$31.6
Restructuring charges	25.6	8.8	34.4
Cash paid	(24.3)	(13.5)	(37.8)
Foreign currency translation adjustments	0.1	(2.7)	(2.6)
Restructuring liability as of December 31, 2018	$7.6	$18.0	$25.6

Current portion	$7.6	$10.4	$18.0
Noncurrent portion	—	7.6	7.6
Total	$7.6	$18.0	$25.6

Our restructuring charges during 2018 primarily relate to (i) employee severance and termination costs, primarily associated with reorganization programs at C&W of $15 million and (ii) $6 million of contract termination costs at VTR.
In addition to the restructuring charges set forth in the table above, we also incurred $9 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability. For additional information, see note 15.
A summary of changes in our restructuring liabilities during 2017 is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2017	$4.0	$26.9	$30.9
Restructuring charges	34.7	6.3	41.0
Cash paid	(33.1)	(10.0)	(43.1)
Foreign currency translation adjustments	0.6	2.2	2.8
Restructuring liability as of December 31, 2017	$6.2	$25.4	$31.6

Our restructuring charges during 2017 primarily include (i) employee severance and termination costs associated with certain reorganization and integration activities of $23 million and $10 million at C&W and VTR, respectively, and (ii) contract termination costs of $6 million at VTR.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(15)	Defined Benefit Plans
C&W maintains various funded defined benefit plans for its employees, including (i) the Cable & Wireless Superannuation Fund (CWSF), which is C&W’s largest defined benefit plan, and (ii) plans in Jamaica, Barbados, the Bahamas and Curacao. A significant portion of these defined benefit plans are closed to new entrants, and existing participants do not accrue any additional benefits.
C&W also operates unfunded defined benefit arrangements in the U.K., which are governed by individual trust deeds (the U.K. unfunded plans). One arrangement incorporates a covenant requiring C&W to hold security against the value of the liabilities. The security is in the form of U.K. Government Gilts, which are included in other assets, net, in our consolidated balance sheets. At December 31, 2019 and 2018, the carrying value of our investment in the U.K. Government Gilts was $37 million and $35 million, respectively.
Prior to the UTS Acquisition, UTS had unfunded defined benefit liabilities for certain of its employees. In connection with the UTS Acquisition, an insurance policy was purchased for 64 million Netherlands Antillean Guilders ($36 million). The payments from this policy effectively match the corresponding obligations to the UTS employees.
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
•maximize the total returns on plan assets subject to prudent risk taking; and
•preserve or improve the funded status of the trusts over time.
The weighted average assumptions used in determining our benefit obligations and net periodic pension cost are as follows:

	December 31,
	2019	2018

Expected rate of salary increase	0.8%	0.7%
Discount rate	3.0%	3.6%
Return on plan assets	3.0%	3.6%
Retail price index inflation rate	3.0%	3.5%
Consumer price index inflation rate	2.1%	2.2%

The present value of the CWSF vested benefit obligations has been calculated and, together with the U.K. unfunded plans, represents 75% of the overall projected benefit obligation as of December 31, 2019. Assumptions used are best estimates from a range of possible actuarial assumptions, which may not necessarily be borne out in practice. The assumptions related to mortality rates for the CWSF and the U.K. unfunded plans are based upon the third series of Self-Administered Pension Scheme and the actual experience of the plan participants and dependents. In addition, allowance was made for future mortality improvements in line with the 2018 Continuous Mortality Investigation core projections with a long-term rate of improvement of 1.25% per annum. Based on these assumptions, the life expectancies of participants aged 60 are as follows:

	December 31,
	2019	2029	2039
	years

Male participants and dependents	27	28	29
Female participants	28	28	29
Female dependents	28	29	30

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

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
At December 31, 2019, the above risks have been mitigated for approximately 67% of the CWSF’s liabilities, 66% of the Jamaican plan’s liabilities and 100% of the UTS liabilities through the purchase of insurance policies, the payments from which match the corresponding obligations to employees. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.
Sensitivity analysis
The following table summarizes (i) the impact a 1.0% increase or decrease in the applicable actuarial assumed rate would have on the valuation of our pension plans, (ii) the impact a 1.0% increase or decrease in the assumed inflation rate would have on the valuation of the CWSF and the U.K. unfunded plans and (iii) the impact of plan participants living, on average, one year longer or one year less than assumed would have on the valuation of our pension plans:

	Increase	Decrease
	in millions
CWSF and U.K. unfunded arrangements
Discount rate:
Effect on defined benefit obligation	$(208)	$258
Effect on defined benefit obligation, net of annuity insurance policies	$(92)	$120
Inflation (and related increases):
Effect on defined benefit obligation	$147	$(137)
Effect on defined benefit obligation, net of annuity insurance policies	$72	$(64)
Life expectancy:
Effect on defined benefit obligation	$84	$(82)
Effect on defined benefit obligation, net of annuity insurance policies	$21	$(21)
Other plans
Effect on defined benefit obligation:
Discount rate	$(51)	$63
Life expectancy	$11	$(10)

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following tables summarize the activities of the C&W pension plans for 2019, 2018 and 2017, as applicable.
The following is a summary of the funded status of our defined benefit plans:

	December 31,
	2019	2018
	in millions

Projected benefit obligation at beginning of period	$2,096.7	$2,020.0
UTS acquisition (a)	36.0	—
Bahamas plan adjustment (b)	—	328.4
Service cost	4.6	6.3
Prior service cost (c)	—	16.4
Contributions by plan participants	1.2	1.3
Interest cost	73.5	69.1
Actuarial (gain) loss	148.3	(123.6)
Benefits paid	(114.4)	(124.3)
Other	3.6	6.4
Effect of changes in foreign currency exchange rates	63.9	(103.3)
Projected benefit obligation at end of period	$2,313.4	$2,096.7

Accumulated benefit obligation at end of period	$2,302.5	$2,084.1

Fair value of plan assets at beginning of period	$2,068.1	$2,118.7
UTS acquisition (a)	36.0	—
Bahamas plan adjustment (b)	—	152.3
Actual return on plan assets	197.0	24.2
Contributions by employer	6.9	7.0
Contributions by plan participants	1.2	1.3
Benefits paid	(114.4)	(124.3)
Other	0.6	0.2
Effect of changes in foreign currency exchange rates	68.0	(111.3)
Fair value of plan assets at end of period	$2,263.4	$2,068.1
Net pension liability	$(50.0)	$(28.6)

(a)
Amounts represent the initial projected benefit obligation of the UTS unfunded defined benefit plan at the UTS Acquisition date and a corresponding plan asset associated with the expected cash flows from the insurance policy covering the projected benefit obligation.

(b)
During 2018, C&W recognized a net pension liability that is largely indemnified by a government entity. At December 31, 2019 and 2018, the indemnification asset balance was $155 million and $132 million, respectively, which is included in other assets, net, in our consolidated balance sheets.

(c)	The 2018 amount relates to an allowance recorded in connection with expected costs associated with guaranteed minimum pension equalization in the CWSF.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2019	2018
	in millions

Noncurrent assets	$184.9	$177.3
Noncurrent liabilities	(234.9)	(205.9)
Net pension liability	$(50.0)	$(28.6)

The asset allocation by asset category, asset mix and fair value hierarchy level (as further described in note 6) of our defined benefit plan assets are as follows:

	Asset mix (a)	December 31, 2019
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	11.5	$259.1	$157.0	$102.1	$—
Bonds (b)	28.6	646.9	633.9	13.0	—
Insurance annuity contracts (c)	56.8	1,285.5	—	142.0	1,143.5
Real estate	1.2	28.0	12.5	1.6	13.9
Private equity	0.4	9.9	—	—	9.9
Cash	1.5	34.0	34.0	—	—
Total	100.0	$2,263.4	$837.4	$258.7	$1,167.3

	Asset mix (a)	December 31, 2018
		Total	Level 1	Level 2	Level 3
	%	in millions

Equity securities	17.9	$369.7	$207.8	$161.9	$—
Bonds (b)	25.1	518.9	504.6	14.3	—
Insurance annuity contracts (c)	54.1	1,119.3	—	91.0	1,028.3
Real estate	1.3	26.0	9.9	1.2	14.9
Private equity	0.4	9.7	—	—	9.7
Cash	1.2	24.5	24.5	—	—
Total	100.0	$2,068.1	$746.8	$268.4	$1,052.9

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(c)
The trustees of the CWSF, Jamaica plan and UTS unfunded liabilities have each purchased annuity policies pursuant to which the insurer assumed responsibility for the benefits payable to certain participants of the CWSF, Jamaica plan and UTS liabilities. The liabilities in the CWSF, Jamaica plan and at UTS are matched by related annuity policy assets, which reduces our funding risk for these plans, as follows:

	December 31,
	2019	2018

CWSF	67%	66%
Jamaica plan	66%	64%
UTS	100%	NA

A reconciliation of the beginning and ending balances of our plan assets measured at fair value using Level 3 inputs is as follows:

	December 31,
	2019	2018
	in millions

Balance at beginning of year	$1,052.9	$1,171.4
Gains relating to assets still held at year-end	94.9	10.4
Purchases, sales and settlements of investments, net	(24.9)	(64.4)
Foreign currency translation adjustments	44.4	(64.5)
Balance at end of year	$1,167.3	$1,052.9

The components of net periodic pension benefit (expense) recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Included in operating income – service costs	$3.4	$3.7	$1.2

Other income (expense), net:
Interest costs	57.6	64.5	58.8
Expected return on plan assets	(59.6)	(74.8)	(73.0)
Other	—	(1.9)	(0.3)
	(2.0)	(12.2)	(14.5)
Total net periodic pension benefit (expense)	$1.4	$(8.5)	$(13.3)

In addition to the net periodic pension expense in 2019, we incurred $5 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability. For information on our restructuring charges, see note 14.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The net actuarial gain (loss) recognized in accumulated other comprehensive earnings (loss) during each period and not yet recognized as a component of net period benefit cost at each period end is as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Balance at beginning of year	$10.7	$(19.8)	$(9.7)
Actuarial gain (loss) on projected benefit obligation	(134.5)	81.9	47.2
Actuarial gain (loss) on plan assets (a)	131.9	(51.1)	(59.2)
Foreign currency translation adjustments and other	0.5	(0.3)	1.9
Balance at end of year	$8.6	$10.7	$(19.8)

(a)	Represents the actual less expected return on plan assets.
Based on December 31, 2019 exchange rates, the benefits that we currently expect to pay during the next five years and in the aggregate for the five years thereafter with respect to our defined benefit plans are as follows (in millions):

Year ending December 31:
2020	$112.0
2021	114.1
2022	116.5
2023	120.7
2024	121.7
2025 – 2029	649.7

2020 Expected Contributions
Based on December 31, 2019 foreign exchange rates and information available as of that date, we expect contributions of $8 million in aggregate to our defined benefit plans in 2020.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(16)	Share-based Compensation
Our share-based compensation expense includes (i) amounts related to share-based incentive awards held by our employees and employees of our subsidiaries, (ii) amounts allocated from Liberty Global to Liberty Latin America prior to the Split-Off related to share-based incentive awards held by our employees, as further discussed below, and (iii) amounts related to share-based incentive awards issued under plans that have expired at VTR and LCPR. Amounts allocated from Liberty Global to Liberty Latin America relate to share-based incentive awards held by our employees prior to the Split-Off associated with both LiLAC Shares and Liberty Global Shares, and are reflected as an increase (decrease) to accumulated net contributions (distributions) in our consolidated statements of equity. As discussed below, in conjunction with the Split-Off, LiLAC Shares previously issued to our employees were replaced with Liberty Latin America share-based incentive awards. Following the Split-Off, Liberty Global no longer allocates share-based compensation expense to our company. The following table summarizes our share-based compensation expense:

	Year ended December 31,
	2019	2018	2017
	in millions
Included in:
Other operating expense	$0.9	$0.6	$0.5
SG&A expense	56.6	39.2	13.7
Total	$57.5	$39.8	$14.2

As of December 31, 2019, we have $67 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 2.2 years.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following table summarizes certain information related to the share-based incentive awards granted and exercised:

	Year ended December 31,
Assumptions used to estimate fair value of SARs granted:	2019	2018

Risk-free interest rate	1.69 - 2.41%	2.24 - 3.05%
Expected life	4.6 - 7.0 years	4.6 - 7.0 years
Expected volatility	33.1 - 36.4%	29.8 - 38.2%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
SARs	$6.86	$7.05
RSUs	$19.75	$18.41
PSUs	$16.95	$19.49
Total intrinsic value of SARs exercised (in millions)	$—	$—
Income tax benefit related to share-based compensation (in millions)	$3.8	$6.2

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

RSUs and SARs under the Employee Incentive Plan generally vest 12.5% on the seventh-month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter over a four year term. SARs expire seven years after the grant date and may be granted with an exercise price at or above the fair market value of the shares on the date of grant in any class of common shares. RSUs issued under the Nonemployee Director Incentive Plan vest on the first anniversary of the grant date.
Liberty Latin America Ltd. Transitional Share Conversion Plan
In connection with the Split-Off, share-based incentive awards with respect to LiLAC Shares outstanding as of December 29, 2017 (the Original Awards) were cancelled and replaced with corresponding share-based incentive awards with respect to Liberty Latin America Shares, pursuant to the Liberty Latin America Ltd. Transitional Share Conversion Plan (the Transition Plan). Specifically, each option, SAR, RSU and PSU outstanding as of the Split-Off Distribution Date was cancelled and replaced with the same number of corresponding Liberty Latin America awards (the Replacement Awards). We did not recognize any incremental share-based compensation expense associated with these modifications, as we determined that the incremental value was immaterial. The PSUs granted in connection with the Transition Plan covered a three-year performance period ending December 31, 2018 and included a performance target metric based on the achievement of specified compound annual growth rates (CAGR) in a consolidated Adjusted OIBDA metric. Participants earned 80% of their targeted awards under the Transition Plan PSUs, which vested 50% on each of April 1 and October 1 of 2019.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

PSUs are granted to executive officers and key employees annually pursuant to performance plans that are based on the achievement of specified CAGRs of our Adjusted OIBDA (as defined in note 19) during a 2-year period (Adjusted OIBDA CAGR). The performance targets will be adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability. These PSUs require delivery of a specified Adjusted OIBDA during the applicable two-year performance periods, with adjustments to the payout should the Adjusted OIBDA exceed or fail to meet the target, as applicable. A performance range of 50% to 125% or more of the applicable target Adjusted OIBDA CAGR generally results in award recipients earning 50% to 150% of their target PSU subject to reduction or forfeiture based on individual performance. The earned PSUs generally vest 50% on each of April 1, and October 1, of the year following the end of the performance period.
Share-based Incentive Awards
The following tables summarize the share-based incentive award activity during 2019 with respect to Liberty Latin America awards held by our employees and our board of directors.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares			in years	in millions
Outstanding at January 1, 2019	2,536,333	$22.77
Granted	1,125,735	$19.60
Forfeited	(225,202)	$22.03
Exercised	(9,203)	$18.80
Outstanding at December 31, 2019	3,427,663	$21.80	5.2	$0.9
Exercisable at December 31, 2019	1,290,049	$24.45	4.4	$0.2

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares			in years	in millions
Outstanding at January 1, 2019	5,136,950	$22.82
Granted	2,226,828	$19.75
Forfeited	(441,804)	$22.52
Exercised	(17,562)	$18.24
Outstanding at December 31, 2019	6,904,412	$21.87	5.1	$2.7
Exercisable at December 31, 2019	2,626,453	$24.67	4.3	$0.8

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares			in years
Outstanding at January 1, 2019	199,994	$21.94
Granted	233,388	$19.70
Forfeited	(32,025)	$21.06
Released from restrictions	(155,531)	$21.35
Outstanding at December 31, 2019	245,826	$20.23	2.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares			in years
Outstanding at January 1, 2019	399,747	$21.86
Granted	466,776	$19.77
Forfeited	(64,028)	$21.04
Released from restrictions	(311,170)	$21.33
Outstanding at December 31, 2019	491,325	$20.25	2.5

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class A shares			in years
Outstanding at January 1, 2019	505,722	$20.63
Granted	366,795	$16.90
Forfeited	(173,987)	$21.72
Released from restrictions	(19,682)	$31.63
Outstanding at December 31, 2019	678,848	$18.08	1.3

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class C shares			in years
Outstanding at January 1, 2019	1,011,451	$20.84
Granted	721,238	$16.99
Forfeited	(336,805)	$22.28
Released from restrictions	(38,188)	$31.89
Outstanding at December 31, 2019	1,357,696	$18.19	1.3

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following tables summarize the share-based incentive awards related to Liberty Global Shares held by employees of Liberty Latin America as of December 31, 2019:

	Number of shares	Weighted average base price	Weighted average remaining contractual term
Share-based incentive award type			in years
SARs:
Liberty Global Class A ordinary shares:
Outstanding	1,131,589	$33.65	2.1
Exercisable	1,051,164	$33.61	2.0
Liberty Global Class C ordinary shares:
Outstanding	2,596,472	$31.64	1.9
Exercisable	2,435,590	$31.53	1.8

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
Share-based incentive award type			in years
RSUs outstanding:
Liberty Global Class A ordinary shares	4,550	$32.37	1.4
Liberty Global Class C ordinary shares	9,085	$32.05	1.4

(17)    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive loss, net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive loss	Non-controlling interests	Total accumulated other comprehensive loss
	in millions

Balance at January 1, 2017	$(5.2)	$(11.5)	$(16.7)	$(0.9)	$(17.6)
Other comprehensive loss	(37.2)	(10.3)	(47.5)	0.9	(46.6)
Balance at December 31, 2017	(42.4)	(21.8)	(64.2)	—	(64.2)
Other comprehensive earnings	5.6	35.1	40.7	(1.3)	39.4
Impact of the C&W Jamaica NCI Acquisition	7.0	0.2	7.2	(7.2)	—
Balance at December 31, 2018	(29.8)	13.5	(16.3)	(8.5)	(24.8)
Other comprehensive loss	4.3	(2.8)	1.5	(0.3)	1.2
Balance at December 31, 2019	$(25.5)	$10.7	$(14.8)	$(8.8)	$(23.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive loss. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2019:
Foreign currency translation adjustments	$1.8	$—	$1.8
Pension-related adjustments and other	(1.5)	0.9	(0.6)
Other comprehensive earnings	0.3	0.9	1.2
Other comprehensive loss attributable to noncontrolling interests (a)	0.3	—	0.3
Other comprehensive earnings attributable to Liberty Latin America shareholders	$0.6	$0.9	$1.5

Year ended December 31, 2018:
Foreign currency translation adjustments	$2.7	$—	$2.7
Pension-related adjustments and other	37.9	(1.2)	36.7
Other comprehensive earnings	40.6	(1.2)	39.4
Other comprehensive loss attributable to noncontrolling interests (a)	1.3	—	1.3
Other comprehensive earnings attributable to Liberty Latin America shareholders	$41.9	$(1.2)	$40.7

Year ended December 31, 2017:
Foreign currency translation adjustments	$(35.6)	$—	$(35.6)
Pension-related adjustments and other	(12.1)	1.1	(11.0)
Other comprehensive loss	(47.7)	1.1	(46.6)
Other comprehensive earnings attributable to noncontrolling interests (a)	(0.9)	—	(0.9)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.6)	$1.1	$(47.5)

(a)	Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments and pension-related adjustments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(18)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2019:

	Payments due during:
	2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$105.9	$40.4	$8.7	$1.3	$0.7	$0.1	$157.1
Network and connectivity commitments	71.9	39.5	11.8	11.3	10.6	18.3	163.4
Purchase commitments	128.3	19.5	6.5	0.5	—	—	154.8
Other commitments	19.3	3.3	2.3	2.0	2.9	10.1	39.9
Total (a)	$325.4	$102.7	$29.3	$15.1	$14.2	$28.5	$515.2

(a)	The commitments included in this table do not reflect any liabilities that are included in our December 31, 2019 consolidated balance sheet.

Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $406 million, $400 million and $388 million during 2019, 2018 and 2017, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2019, 2018 and 2017, see note 5. For information concerning our defined benefit plans, see note 15.
We have established various defined contribution benefit plans for our employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $13 million, $10 million and $12 million during 2019, 2018 and 2017, respectively.
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
December 31, 2019, 2018 and 2017

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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income or loss before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income (loss) and to loss before income taxes is presented below.
As of December 31, 2019, our reportable segments are as follows:
•C&W
•VTR/Cabletica
•Liberty Puerto Rico

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Liberty Puerto Rico, mobile services. We provide residential and B2B services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through VTR/Cabletica, and (iii) Puerto Rico, through Liberty Puerto Rico. C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region. Our corporate category includes our corporate operations.
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control Cabletica and certain subsidiaries of C&W that are not wholly owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. On October 17, 2018, we acquired the remaining 40.0% interest in LCPR that we did not already own. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W, (ii) Cabletica and (iii) prior to October 17, 2018, LCPR, are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Revenue
	Year ended December 31,
	2019	2018	2017
	in millions

C&W (a)	$2,389.5	$2,333.1	$2,322.1
VTR/Cabletica (b)	1,073.8	1,043.7	952.9
Liberty Puerto Rico	412.1	335.6	320.5
Intersegment eliminations	(8.4)	(6.7)	(5.5)
Total	$3,867.0	$3,705.7	$3,590.0

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	The amounts presented for 2018 and 2017 exclude the pre-acquisition revenue of Cabletica, which was acquired on October 1, 2018.

	Adjusted OIBDA
	Year ended December 31,
	2019	2018	2017
	in millions

C&W (a)	$959.7	$915.7	$861.8
VTR/Cabletica (b)	433.6	421.1	383.3
Liberty Puerto Rico	203.2	195.8	132.6
Corporate	(55.1)	(46.1)	(25.1)
Total	$1,541.4	$1,486.5	$1,352.6

(a)	The amounts presented exclude the pre-acquisition Adjusted OIBDA of UTS, which was acquired effective March 31, 2019.

(b)	The amounts presented for 2018 and 2017 exclude the pre-acquisition Adjusted OIBDA of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The following table provides a reconciliation of total Adjusted OIBDA to loss before income taxes:

	Year ended December 31,
	2019	2018	2017
	in millions

Total Adjusted OIBDA	$1,541.4	$1,486.5	$1,352.6
Share-based compensation expense	(57.5)	(39.8)	(14.2)
Depreciation and amortization	(871.0)	(829.8)	(793.7)
Impairment, restructuring and other operating items, net	(259.1)	(640.5)	(707.6)
Operating income (loss)	353.8	(23.6)	(162.9)
Interest expense	(499.2)	(443.7)	(381.8)
Realized and unrealized gains (losses) on derivative instruments, net	(17.2)	94.8	(170.1)
Foreign currency transaction gains (losses), net	(112.5)	(180.0)	94.4
Losses on debt modification and extinguishment, net	(19.8)	(32.1)	(51.8)
Other income (expense), net	14.3	(0.1)	21.0
Loss before income taxes	$(280.6)	$(584.7)	$(651.2)
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

	Year ended December 31,
	2019	2018	2017
	in millions

C&W (a)	$395.5	$378.7	$431.8
VTR/Cabletica (b)	222.7	214.7	212.7
Liberty Puerto Rico	88.0	161.9	132.2
Corporate	15.3	16.1	—
Total property and equipment additions	721.5	771.4	776.7
Assets acquired under capital-related vendor financing arrangements	(96.1)	(53.9)	(54.9)
Assets acquired under finance leases	(0.2)	(3.9)	(4.2)
Changes in current liabilities related to capital expenditures	(36.1)	62.8	(78.3)
Total capital expenditures	$589.1	$776.4	$639.3

(a)	The amounts presented exclude the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

(b)	The amounts presented for 2018 and 2017 exclude the pre-acquisition property and equipment additions of Cabletica, which was acquired on October 1, 2018.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Balance Sheet Data of our Reportable Segments
We do not present the balance sheet data of our reportable segments, as this information is not a primary measure used by our chief operating decision makers to evaluate segment operating performance, determine the allocation of resources to segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.
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

	Year ended December 31, 2019
	C&W (a)	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (c):
Video	$181.1	$422.1	$140.9	$—	$744.1
Broadband internet	260.0	412.0	175.0	—	847.0
Fixed-line telephony	101.9	100.7	23.4	—	226.0
Total subscription revenue	543.0	934.8	339.3	—	1,817.1
Non-subscription revenue (d)	62.0	34.3	21.7	—	118.0
Total residential fixed revenue	605.0	969.1	361.0	—	1,935.1
Residential mobile revenue:
Service revenue (c)	559.5	62.7	—	—	622.2
Interconnect, equipment sales and other (e)	85.5	12.0	—	—	97.5
Total residential mobile revenue	645.0	74.7	—	—	719.7
Total residential revenue	1,250.0	1,043.8	361.0	—	2,654.8
B2B revenue:
Service revenue (f)	896.2	30.0	51.1	(1.8)	975.5
Subsea network revenue (g)	243.3	—	—	(6.6)	236.7
Total B2B revenue	1,139.5	30.0	51.1	(8.4)	1,212.2
Total	$2,389.5	$1,073.8	$412.1	$(8.4)	$3,867.0

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.

(c)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.

(d)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(e)	The total amount includes $43 million of revenue from sales of mobile handsets and other devices.

(f)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

and, on a wholesale basis, other telecommunication operators. The total amount also includes $26 million of revenue from sales of mobiles handsets and other devices.

(g)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

	Year ended December 31, 2018
	C&W	VTR/Cabletica (a)	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$172.0	$401.4	$118.9	$—	$692.3
Broadband internet	225.3	386.5	132.5	—	744.3
Fixed-line telephony	101.0	123.8	18.6	—	243.4
Total subscription revenue	498.3	911.7	270.0	—	1,680.0
Non-subscription revenue	68.3	30.2	17.4	—	115.9
Total residential fixed revenue	566.6	941.9	287.4	—	1,795.9
Residential mobile revenue:
Service revenue	594.2	62.9	—	—	657.1
Interconnect, equipment sales and other (c)	89.6	13.2	—	—	102.8
Total residential mobile revenue	683.8	76.1	—	—	759.9
Total residential revenue	1,250.4	1,018.0	287.4	—	2,555.8
B2B revenue:
Service revenue (d)	837.6	25.7	37.1	(1.8)	898.6
Subsea network revenue	245.1	—	—	(4.9)	240.2
Total B2B revenue	1,082.7	25.7	37.1	(6.7)	1,138.8
Other revenue (e)	—	—	11.1	—	11.1
Total	$2,333.1	$1,043.7	$335.6	$(6.7)	$3,705.7

(a)	The amounts presented exclude the pre-acquisition revenue of Cabletica, which was acquired on October 1, 2018.

(b)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(c)	The total amount includes $47 million of revenue from sales of mobile handsets and other devices.

(d)	The total amount includes $23 million of revenue from sales of mobiles handsets and other devices.

(e)	Represents funds received by Liberty Puerto Rico from the FCC, which were granted to help restore and improve coverage and service quality from damages caused by the 2017 Hurricanes.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

	Year ended December 31, 2017
	C&W	VTR/ Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$164.8	$362.2	$125.4	$—	$652.4
Broadband internet	207.8	344.4	124.5	—	676.7
Fixed-line telephony	115.3	134.7	19.9	—	269.9
Total subscription revenue	487.9	841.3	269.8	—	1,599.0
Non-subscription revenue	68.4	28.6	20.8	—	117.8
Total residential fixed revenue	556.3	869.9	290.6	—	1,716.8
Residential mobile revenue:
Service revenue	643.0	56.0	—	—	699.0
Interconnect, equipment sales and other (b)	88.5	11.1	—	—	99.6
Total residential mobile revenue	731.5	67.1	—	—	798.6
Total residential revenue	1,287.8	937.0	290.6	—	2,515.4
B2B revenue:
Service revenue (c)	823.1	15.9	29.9	(1.0)	867.9
Subsea network revenue	211.2	—	—	(4.5)	206.7
Total B2B revenue	1,034.3	15.9	29.9	(5.5)	1,074.6
Total	$2,322.1	$952.9	$320.5	$(5.5)	$3,590.0

(a)	Represents intersegment transactions between C&W and Liberty Puerto Rico.

(b)	The total amount includes $44 million of revenue from sales of mobile handsets and other devices.

(c)	The total amount includes $17 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Year ended December 31,
	2019	2018	2017
	in millions

Panama	$580.4	$597.4	$620.4
Networks & LatAm (a)	346.4	350.9	310.7
Jamaica	383.3	361.6	340.6
The Bahamas	207.3	229.2	257.9
Barbados	150.2	151.3	158.8
Trinidad and Tobago	161.3	157.4	156.9
Curacao (b)	124.6	28.1	26.1
Chile	941.1	1,011.1	952.9
Costa Rica (c)	132.7	32.6	—
Puerto Rico	410.5	333.8	319.5
Other (d)	429.2	452.3	446.2
Total	$3,867.0	$3,705.7	$3,590.0

(a)
The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial fiber optic cable networks.

(b)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(c)	Represents revenue associated with Cabletica, which was acquired on October 1, 2018.

(d)	The amounts relate to a number of countries in which C&W has less significant operations, all of which are located in Latin America and the Caribbean.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

The long-lived assets of our geographic markets are set forth below:

	December 31,
	2019	2018 (a)
	in millions

Panama	$391.6	$402.3
Networks & LatAm (b)	744.0	779.9
Jamaica	374.6	372.2
The Bahamas	359.4	387.1
Barbados	193.7	201.6
Trinidad and Tobago	216.0	202.3
Curacao (c)	176.6	34.9
Chile	710.8	725.8
Costa Rica	67.6	61.0
Puerto Rico	524.2	494.6
Other (d)	542.6	575.2
Total	$4,301.1	$4,236.9

(a)	Amounts for 2018 have been revised to conform with the current period presentation, which excludes intangible assets and goodwill.

(b)	Represents long-lived assets related to C&W’s subsea and terrestrial fiber optic cable networks that connect over 40 markets in Latin America and the Caribbean.

(c)	The amount presented for 2019 includes the long-lived assets of UTS, which was acquired effective March 31, 2019.

(d)	The amounts primarily include long-lived assets of C&W’s other operations, which are primarily located in the Caribbean.
(20)    Quarterly Financial Information (Unaudited)

	2019
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue (a)	$942.7	$982.9	$966.8	$974.6
Operating income (loss)	$113.3	$143.5	$(69.7)	$166.7
Net earnings (loss) attributable to Liberty Latin America shareholders	$(41.7)	$(116.0)	$35.3	$42.3
Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders (b)	$(0.23)	$(0.64)	$0.19	$0.23

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue (c)	$909.9	$922.1	$925.2	$948.5
Operating income (loss)	$98.3	$124.2	$138.8	$(384.9)
Net loss attributable to Liberty Latin America shareholders	$(44.5)	$(42.2)	$(25.5)	$(233.0)
Basic and diluted net loss per share attributable to Liberty Latin America shareholders (d)	$(0.26)	$(0.25)	$(0.15)	$(1.30)

(a)	As discussed in note 4, we completed the UTS Acquisition in March 2019.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2019, 2018 and 2017

(b)
The basic net earnings (loss) per share attributable to Liberty Latin America shareholders amounts are calculated based on a weighted average number of Liberty Latin America Shares outstanding of 181,036,790, 181,504,385, 181,588,912 and 181,887,158, respectively. The dilutive net earnings per share attributable to Liberty Latin America shareholders amounts for the third and fourth quarters of 2019 are calculated based on a weighted average number of Liberty Latin America Shares outstanding of 181,943,750 and 181,952,454, respectively.

(c)	As discussed in note 4, we completed the Cabletica Acquisition in October 2018.

(d)	Amounts are calculated based on a weighted average number of shares outstanding of 171,231,111, 171,278,819, 171,378,608 and 179,288,782, respectively.
(21)   Subsequent Events
Financing and Refinancing Transactions
C&W Term Loan B-5 Facility. In January 2020, Coral-US Co-Borrower LLC, a wholly-owned subsidiary of C&W, entered into a LIBOR plus 2.25% $1,510 million principal amount term loan facility (the C&W Term Loan B-5 Facility), issued at par, due January 31, 2028. Interest is payable monthly beginning on February 28, 2020. In addition, the maturity date associated with $575 million of the existing $625 million C&W Revolving Credit Facility was extended to January 30, 2026, all other terms and conditions of the revolving credit facility remain unchanged.
2027 C&W Senior Secured Notes Add-on. In January 2020, Sable issued an additional $150 million aggregate principal amount, at 106.0% of par, under the existing 2027 C&W Senior Secured Notes indenture (the 2027 C&W Senior Secured Notes Add-on). The terms and conditions of the 2027 C&W Senior Secured Notes Add-on are consistent with the original indenture.
The net proceeds from the C&W Term Loan B-5 Facility and the 2027 C&W Senior Secured Notes Add-on were primarily used to repay in full the $1,640 million outstanding principal amount under the C&W Term Loan B-4 Facility, including accrued and unpaid interest.
C&W Borrowing Group Refinancing Transactions. In January 2020, C&W completed a series of transactions contemplated by and permitted under its existing debt agreements (the C&W Borrowing Group Refinancing Transactions) that ultimately resulted in the 2026 C&W Senior Notes and the 2027 C&W Senior Notes (previously issued by C&W Senior Financing) instead being directly issued by a wholly-owned subsidiary of C&W, C&W Senior Finance Limited (C&W Senior Finance). In connection with the C&W Borrowing Group Refinancing Transactions, the 2026 C&W Financing Loan and the 2027 C&W Financing Loan are no longer outstanding. The terms and conditions applicable to the 2026 C&W Senior Notes and the 2027 C&W Senior Notes otherwise remained substantively unchanged.

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2020.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
We intend to file our definitive proxy statement for our 2020 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2020.

III-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-35 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Latin America Ltd. Condensed Balance Sheets as of December 31, 2019 and 2018 (Parent Company Only)	IV-6
Liberty Latin America Ltd. Condensed Statements of Operations for the years ended December 31, 2019 and December 31, 2018, and from the date of inception (July 17, 2017) to December 31, 2017 (Parent Company Only)
IV-7
Liberty Latin America Ltd. Condensed Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018, and from the date of inception (July 11, 2017) to December 31, 2017 (Parent Company Only)
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

2.2
Stock Purchase Agreement, dated October 9, 2019, by and among AT&T Corp, AT&T International Holdings, LLC, SBC Telecom, Inc., Leo Cable LP and, for the limited purpose specified therein, Liberty Latin America (incorporated by reference to Exhibit 99.1 to Liberty Latin America’s Current Report on Form 8-K filed on October 15, 2019 (File No. 001-38335)).***

3.1
Memorandum of Association of Liberty Latin America (incorporated by reference to Exhibit 3.1 to Liberty Latin America’s Registration Statement on Form S-1 filed on November 16, 2017 (File No. 333-221608) (the S-1 Registration Statement)).

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

4.5
Registration Rights Agreement dated October 17, 2018, by and between Liberty Latin America, SCPV LEO,L.P., SC LEO, L.P., SC AIV LEO, L.P., Searchlight/SIP Holdco SPV II (TRI), L.P. and Searchlight LEO Co-Invest Partners, LP (incorporated by reference to Exhibit 4.8 to Liberty Latin America’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 21, 2019 (File No. 001-38335)).

4.6
Indenture, dated June 28, 2019, between Liberty Latin America and The Bank of New York Mellon relating to Liberty Latin America’s 2.00% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 6, 2019 (File No. 001-38335) (the August 2019 10-Q)).

4.7
Indenture, dated October 25, 2019, between LCPR Senior Secured Financing Designated Activity Company, as issuer, LCPR Loan Financing LLC, as guarantor, BNY Mellon Corporate Trustee Services Limited, as trustee and The Bank of Nova Scotia, as security trustee*.***

4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
10.1
Additional Facility Joinder Agreement dated July 24, 2017 and entered into between, among others, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia, relating to the Credit Agreement dated May 16, 2016 as amended and restated on May 26, 2017 (incorporated by reference to Exhibit 4.1 to Liberty Global’s Current Report on Form 8-K filed July 28, 2017 (File No. 001-35961)).

10.2
Additional Facility Joinder Agreement dated February 7, 2018 and entered into between, among others, Sable, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Current Report on Form 8-K filed on February 12, 2018 (File. No. 001-38335)).

10.3	Tax Sharing Agreement, dated as of December 29, 2017, between Liberty Global and Liberty Latin America (incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.4	Sublease Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.5	Facilities Sharing Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.4 to the January 2018 8-K).
10.6
Employment Agreement, dated as of November 1, 2017, by and among Liberty Latin America, LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).

10.7
Form of Indemnification Agreement by and between Liberty Latin America and its executive officers/directors (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Liberty Latin America’s Registration Statement on Form S-1 filed on December 8, 2017 (File No. 333-221608)).

10.8
Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 99.1 to Liberty Latin America’s Registration Statement on Form S-8 filed on January 11, 2018 (File No. 333-222515) (the S-8 Registration Statement).

10.9	Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 99.2 to the S-8 Registration Statement).
10.10	Liberty Latin America Transitional Share Conversion Plan (incorporated by reference to Exhibit 99.3 to the S-8 Registration Statement).
10.11	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 2018 10-Q).
10.12	Deferred Compensation Plan effective May 1, 2018 (adopted effective March 23, 2018) (incorporated by reference to Exhibit 10.4 to the May 2018 10-Q).
10.13
Form of Share Appreciation Rights Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 2018 10-Q).

10.14
Personal Usage of Aircraft Policy, adopted April 1, 2018 (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38335) (the August 2018 10-Q)).

10.15	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.2 to the August 2018 10-Q ).
10.16	Form of Restricted Share Units Agreement under the Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the August 2018 10-Q).

10.17
Form of Performance Share Units Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 7, 2018 (File No. 001-38335) (the November 2018 10-Q)).

10.18	Form of Performance Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.2 to the November 2018 10-Q).
10.19	Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the August 2019 10-Q).
10.20
Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 (File No. 001-38335)).

10.21
Credit Agreement, dated October 25, 2019, between LCPR Loan Financing LLC, as borrower, LCPR Senior Secured Financing Designated Activity Company, as guarantor, The Bank of Nova Scotia, as administrative agent, The Bank of Nova Scotia, as security agent, and the lenders party thereto*.***

10.22
Credit Agreement, dated October 25, 2019, between Liberty Cablevision of Puerto Rico LLC, as borrower, Puerto Rico Cable Acquisition Company, as guarantor, The Bank of Nova Scotia, as administrative agent, The Bank of Nova Scotia, as security agent, and the lenders party thereto*.***

10.23
Additional Facility Joinder Agreement dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-38335) (the January 2020 8-K)).

10.24
Extension Amendment dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the January 2020 8-K).***

21	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**

101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

***
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Liberty Latin America hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	February 19, 2020	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 19, 2020
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 19, 2020
Balan Nair	(Principal Executive Officer)

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 19, 2020
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 19, 2020
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 19, 2020
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 19, 2020
Paul A. Gould

/s/ BRENDAN PADDICK	Director	February 19, 2020
Brendan Paddick

/s/ DANIEL SANCHEZ	Director	February 19, 2020
Daniel Sanchez

/s/ ERIC L. ZINTERHOFER	Director	February 19, 2020
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 19, 2020
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 19, 2020
Brian Zook	(Principal Accounting Officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information – See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2019	2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$524.6	$49.9
Other receivables – related-party	60.7	20.9
Other current assets	0.8	2.4
Total current assets	586.1	73.2

Long-term notes receivable – related-party	45.7	45.0
Investments in consolidated subsidiaries	3,072.0	3,108.8
Other assets, net	0.2	5.2
Total assets	$3,704.0	$3,232.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party loan payable	$245.8	$117.5
Related-party liabilities	16.0	—
Accrued liabilities and other	5.2	2.1
Total current liabilities	267.0	119.6

Long-term debt and finance lease obligations, net	327.2	—
Total liabilities	$594.2	$119.6

Shareholders’ equity:
Class A, $0.01 par value; 500,000,000 shares authorized; 48,795,552 and 48,501,803 shares issued and outstanding, respectively	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,934,686 and 1,935,949 shares issued and outstanding, respectively	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 131,181,371 and 130,526,158 shares issued and outstanding, respectively	1.3	1.3
Additional paid-in capital	4,569.9	4,494.1
Accumulated deficit	(1,447.1)	(1,367.0)
Accumulated other comprehensive loss, net of taxes	(14.8)	(16.3)
Total shareholders’ equity	3,109.8	3,112.6
Total liabilities and shareholders’ equity	$3,704.0	$3,232.2

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,		Period from the date of inception (July 11, 2017) to December 31, 2017
	2019	2018
	in millions

Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$11.8	$8.7	$—
Depreciation and amortization	—	0.8	—
Other operating expenses	23.8	24.5	—
Operating loss	(35.6)	(34.0)	—
Non-operating income:
Interest expense – third-party	(10.9)	—	—
Interest income – third-party	4.6	—	—
Interest income – related-party	1.0	0.7	—
Other income (loss), net	(0.4)	1.1	—
	(5.7)	1.8	—
Loss before equity in losses of consolidated subsidiaries and income taxes	(41.3)	(32.2)	—
Equity in losses of consolidated subsidiaries, net	(38.8)	(313.0)	—
Income tax expense	—	—	—
Net loss	$(80.1)	$(345.2)	$—

LIBERTY LATIN AMERICA LTD.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,		Period from the date of inception (July 11, 2017) to December 31, 2017
	2019	2018
	in millions
Cash flows from operating activities:
Net loss	$(80.1)	$(345.2)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of consolidated subsidiaries, net	38.8	313.0	—
Share-based compensation expense	1.3	0.2	—
Depreciation and amortization	—	0.8	—
Amortization of debt financing costs	7.2	—	—
Changes in operating assets and liabilities	38.2	25.1	—
Net cash provided by (used) by operating activities	5.4	(6.1)	—

Cash flows from investing activities:
Capital expenditures	(5.1)	(4.4)	—
Investments in and advances to consolidated subsidiaries	(5.1)	(45.0)	—
Other investing activities, net	—	—	(0.3)
Net cash used by investing activities	(10.2)	(49.4)	(0.3)

Cash flows from financing activities:
Borrowings of third-party debt	402.5	—	—
Capped calls	(45.6)	—	—
Borrowings of related-party debt	123.4	—	105.6
Other financing activities, net	(0.8)	0.1	—
Net cash provided by financing activities	479.5	0.1	105.6

Net increase (decrease) in cash, cash equivalents and restricted cash	474.7	(55.4)	105.3

Cash, cash equivalents and restricted cash:
Beginning of year	49.9	105.3	—
End of year	$524.6	$49.9	$105.3

LIBERTY LATIN AMERICA LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts—Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposal	Balance at end of period
	in millions
Year ended December 31:
2017	$116.1	77.1	5.4	(62.5)	6.1	—	$142.2
2018	$142.2	52.6	1.6	(48.5)	(3.5)	—	$144.4
2019	$144.4	61.8	—	(113.9)	(2.6)	(2.4)	$87.3