Form 10-K/A
period 2019-12-31
Liberty Latin America Ltd.
filed 2020-04-29
CIK 1712184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K/A
(Amendment No. 1)
☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38335
Liberty Latin America Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1386359
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2 Church Street,
Hamilton	HM 11
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950 or (303) 925-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Class A Common Shares, par value $0.01 per share	LILA	The NASDAQ Stock Market LLC
Class C Common Shares, par value $0.01 per share	LILAK	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑  No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.9 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2020 was: 48,797,179 Class A; 1,934,605 Class B; and 131,192,856 Class C.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K) to include all of the Part III information required by applicable Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2019 Form 10-K.
In light of the ongoing COVID-19 pandemic, the board of directors of the Registrant has determined to postpone its 2020 annual general meeting of shareholders (the 2020 AGM) to a date in the second half of 2020. In taking this action, the Registrant’s board noted its concerns for the health and safety of the Registrant’s shareholders, officers and employees and public orders restricting travel and large gatherings. The date of the 2020 AGM will be determined at a later date, and new deadlines for the submission of shareholder proposals in the proxy materials or otherwise to be considered at the 2020 AGM will be set and announced at such time.
As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2019 Form 10-K to add such reports as Exhibits.
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2019 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2019 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.
We refer to Liberty Latin America Ltd. as Liberty Latin America, us, we and our company in this report.

LIBERTY LATING AMERICA LTD.
ANNUAL REPORT ON FORM 10-K
(Amendment No. 1)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, which includes, where applicable, positions with our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our Board).
Our Board currently consists of nine directors, divided among three classes. Our Class III directors, whose terms will expire at the 2020 AGM, are Michael T. Fries, Alfonso de Angoitia Noriega and Paul A. Gould. Our Class I directors, whose term will expire at the Annual General Meeting of our shareholders in the year 2021, are Charles H.R. Bracken, Balan Nair and Eric L. Zinterhofer. Our Class II directors, whose term will expire at the Annual General Meeting of our shareholders in the year 2022, are Miranda Curtis, Brendan Paddick and Daniel E. Sanchez.
Directors

Name	Experience
Directors Whose Term Expires in 2020
Michael T. Fries Age: 57
Executive Chairman of our company.
Professional Background: Mr. Fries has served as Executive Chairman of our company since December 2017. He has over 30 years of experience in the cable and media industry. He is the Chief Executive Officer and President of Liberty Global plc. (Liberty Global), a position he has held since 2005, and is the Vice Chairman of the Liberty Global board. As an executive officer of Liberty Global and co-founder of its predecessor, Mr. Fries has overseen its growth into one of the world’s largest and most innovative cable companies with broadband, entertainment, voice and mobile services in six countries. With more than 26,000 employees and approximately $16 billion of revenue, including consolidated operations and the VodafoneZiggo joint venture, Liberty Global is dedicated to building and investing in the products, platforms and infrastructure that enable customers, businesses and communities to make the most of the digital revolution - bringing the possibilities of the future to today.
Other Public Company Directorships: Liberty Global plc & predecessor (since June 2005); Lions Gate Entertainment Corp. (since November 2015) and Grupo Televisa S.A.B. (since April 2015).
Other Positions: Cablelabs®; The Cable Center; and Telecom Governor of World Economic Forum.
Board Membership Qualifications: Mr. Fries’ significant executive experience building and managing broadband, mobile and entertainment platforms, in-depth knowledge of all aspects of operating a global business and his responsibility for setting the strategic, financial and operational direction for an international company contributes to the Board’s consideration of the strategic, operational and financial challenges and opportunities of our business, and strengthens the Board’s collective qualifications, skills and attributes.

Name	Experience
Paul A. Gould Age: 74
A director of our company.
Professional Background: Mr. Gould has served as a director of our company since December 2017. He has over 40 years of experience in the investment banking industry. He is a managing director of Allen & Company, LLC (Allen & Company), a position that he has held for more than the last five years, and is a senior member of Allen & Company’s mergers and acquisitions advisory practice. In that capacity, he has served as a financial advisor to many Fortune 500 companies, principally in the media and entertainment industries. Mr. Gould joined Allen & Company in 1972. In 1975, he established Allen Investment Management, which manages capital for endowments, pension funds and family offices.
Other Public Company Directorships: Liberty Global plc & predecessor (since June 2005); Ampco-Pittsburgh Corp. (March 2002 to May 2018); and Discovery, Inc. (formerly Discovery Communications Inc.) (since September 2008).
Other Positions: O3B Networks Ltd. (Director October 2007 to August 2016); Cornell University (Trustee); and Weill Cornell Medical College (Overseer).
Board Membership Qualifications: Mr. Gould’s extensive background in investment banking and as a public company board member and his particular knowledge and experience as a financial advisor for mergers and acquisitions and in accounting, finance and capital markets contributes to the Board’s evaluation of acquisition, divestiture and financing opportunities and strategies and consideration of our capital structure, budgets and business plans, provide insight into other public company board practices and strengthens the Board’s collective qualifications, skills and attributes.

Alfonso de Angoitia Noriega Age: 58
A director of our company.
Professional Background: Mr. de Angoitia has served as a director of our company since December 2017. He is an experienced business executive with over 15 years in the telecommunications industry. He has been an Executive Vice President of Grupo Televisa, S.A.B (Televisa) since May 2000 and also serves as a member of its Executive Office of the Chairman. In January 2018, he became a co-Chief Executive Officer of Televisa. From 1999 to 2003, Mr. de Angoitia served as the Chief Financial Officer of Televisa. Televisa is a leading media company in the Spanish-speaking world and a cable operator, as well as a direct-to-home satellite pay television operator in Mexico. Televisa distributes the content it produces through several broadcast channels in Mexico and in over 50 countries through 26 pay-tv brands, and television networks, cable operators and over-the-top or “OTT” services. In the United States, Televisa’s audiovisual content is distributed through Univision Communications Inc. Prior to joining Televisa, Mr. de Angoitia was a founding partner of the law firm Mijares, Angoitia, Cortés y Fuentes, S.C.
Other Public Company Directorships: Grupo Televisa S.A.B. (since April 1997); Empresas Cablevision, S.A.B. de C.V. (since August 1999); and Fomento Económico Mexicano, S.A.B de C.V (since 2015).
Other Positions: Univision Communications Inc. (since December 2010); and Grupo Financiero Banorte, S.A.B. de C.V. (since April 2015).
Board Membership Qualifications: Mr. de Angoitia’s significant executive experience building and managing distribution and programming businesses in the Spanish-speaking world, plus his in-depth knowledge of all aspects of operating a telecommunications company and his responsibility for setting the strategic, financial and operational direction for such company contributes to the Board’s consideration of the strategic, operational and financial challenges and opportunities of our business, and strengthens the Board’s collective qualifications, skills and attributes. Mr. de Angoitia also brings to the Board his knowledge of issues involving Latin America and the Caribbean where most of our operations are located.

Name	Experience
Director Whose Term Expires in 2021
Charles H.R. Bracken Age: 53
A director of our company.
Professional Background: Mr. Bracken has served as a director of our company since December 2017. He has approximately 25 years in fiscal management. He has been Executive Vice President of Liberty Global since January 2012 and its Chief Financial Officer since January 2017 where he is responsible for Liberty Global’s group finance and treasury operations, as well as capital allocation and finance operations for Liberty Global’s various operations and oversees Liberty Global’s business plan. Mr. Bracken joined Liberty Global in March 1999 and became the Chief Financial Officer for its Europe operations in November 1999 where he served until his appointment as Co-Chief Financial Officer of Liberty Global and its predecessor in February 2004. Prior to joining Liberty Global, Mr. Bracken worked for Goldman Sachs, JP Morgan and the European Bank for Reconstruction and Development.
Other Public Company Directorships: Telenet Group Holding NV (since July 2005).
Board Membership Qualifications: Mr. Bracken’s significant executive experience in finance and treasury operations, capital strategies and complex business plans for a global company contributes to the Board’s consideration of the strategic, operational and financial challenges and opportunities of our business, and strengthens the Board’s collective qualifications, skills and attributes.

Balan Nair Age: 53
President, Chief Executive Officer and a director of our company.
Professional Background: Mr. Nair has served as our President and Chief Executive Officer and a director of our company since December 2017. He is an experienced business executive with over 15 years in the telecommunications industry. Mr. Nair joined Liberty Global in 2007 as its Senior Vice President and Chief Technology Officer and served as its Executive Vice President and Chief Technology and Innovation Officer, positions he held from January 2012 and April 2016, respectively, until December 2017. During his tenure with Liberty Global, Mr. Nair was instrumental in developing Liberty Global’s state-of the-art networks and delivering successful technology integrations for Liberty Global’s multiple acquisitions. In December 2017, Mr. Nair became Liberty Latin America’s President and Chief Executive Officer, resigning his positions with Liberty Global. Prior to joining Liberty Global, Mr. Nair served as Chief Technology Officer and Executive Vice President for AOL LLC, a global web services company, from 2006. Prior to his role at AOL LLC, Mr. Nair spent more than five years at Qwest Communications International Inc., most recently as Chief Information Officer and Chief Technology Officer. He holds a patent in systems development.
Other Public Company Directorships: Charter Communications Inc. (since May 2013); Adtran, Inc. (since May 2007); and Telenet Group Holding NV (April 2011 to February 2016).
Other Position: Society of Cable Telecommunications Engineers Energy 2020 (Co-Chair).
Board Membership Qualifications: Mr. Nair’s significant executive experience in building, integrating and managing operational and technology systems businesses and his in-depth knowledge of all aspects of technology for delivering telecommunications systems, as well as his position with Liberty Latin America provides an insider’s perspective to the Board’s consideration of technological developments, opportunities and strategies of our company and strengthens the Board’s collective qualifications, skills and attributes.

Name	Experience
Eric L. Zinterhofer Age: 48
A director of our company.
Professional Background: Mr. Zinterhofer has served as a director of our company since December 2017. He has been an active cable investor over the last 15 years and is also an active investor in the fiber, wireless and satellite sectors. Mr. Zinterhofer is a founding partner of Searchlight Capital Partners, L.P. (Searchlight), a private equity firm, and is jointly responsible for overseeing its activities with the two other founding partners. In his capacity at Searchlight, he advises on a wide range of transactions, including leveraged buyouts, growth equity, recapitalizations and investments for companies. Prior to co-founding Searchlight, he served in various management positions, including most recently as a senior partner, at Apollo Management, L.P from 1998 until May 2010. He was also co-head of the media and telecommunications investment platform at Apollo Management, L.P.
Other Public Company Directorships: Charter Communications, Inc. (since November 2009, Lead Independent Director since May 2016 & Chair December 2009 to May 2016); GCI Liberty, Inc. (formerly General Communication, Inc.) (Director from March 2015 to March 2018); Global Eagle Entertainment, Inc. (Director since March 2018); Hemisphere Media Group, Inc. (Director since October 2016); and Dish TV India, Ltd. (Director from October 2007 to March 2017).
Other Positions: Roots Corporation (Director since December 2015); and Leo Cable LLC (the management company for Liberty Cablevision of Puerto Rico LLC).
Board Membership Qualifications: Mr. Zinterhofer’s extensive background in banking and investment industries and his particular knowledge and experience as a financial advisor and investor in the telecommunications industries contributes to the Board’s evaluation of financing opportunities and strategies and consideration of our capital structure, budgets and business plans, provide insight into other company board practices and strengthens the Board’s collective qualifications, skills and attributes.

Directors Whose Term Expires in 2022
Miranda Curtis Age: 64
A director of our company.
Professional Background: Ms. Curtis has served as a director of our company since December 2017. She has over 30 years of experience in the international media and telecommunications industry, starting with the international distribution of programming for the BBC before moving to the cable industry. Her most recent positions were as an executive officer of Liberty Global’s predecessor, Liberty Global Inc., and its predecessor where she oversaw cable and programming investments in Europe and Asia. In particular, she was responsible for the negotiation, oversight and management of a joint venture with Sumitomo Corporation that led to the formation of Jupiter Telecommunications Co. Ltd (J:COM), the largest multiple cable system operator in Japan, and Jupiter TV Co., Ltd., a leading provider of content services to the Japanese cable and satellite industries, as well as other content ventures in Europe and Asia. In early 2010, Ms. Curtis retired from her officer position with Liberty Global following Liberty Global’s sale of substantially all of its Japanese interests.
Other Public Company Directorships: Liberty Global plc & predecessor (since June 2010); and Marks & Spencer plc (since February 2012).
Other Position: Foreign and Commonwealth Office (U.K.) (Lead Independent Director since 2017).
Board Membership Qualifications: Ms. Curtis’ significant business and executive background in the media and telecommunication industries and her particular knowledge of, and experience with all aspects of international cable television operations and content distribution contributes to the Board’s consideration of operational developments and strategies and strengthens the Board’s collective qualifications, skills and attributes.

Name	Experience
Brendan Paddick Age: 56
A director of our company.
Professional Background: Mr. Paddick has served as a director of our company since December 2017. He is the founder of Columbus International Inc. (Columbus) and served as its Chief Executive Officer from 2004 until its merger with Cable & Wireless Communications plc in March 2015. The combined company was later sold to Liberty Global in May 2016. At the time, Columbus provided digital video, broadband internet, IP voice, wholesale capacity and IP services, as well as cloud-based corporate data solutions and data center hosting throughout 42 countries in the greater Caribbean, Central American and Andean region. Prior to Columbus, Mr. Paddick served from April 1992 to August 2004 as President and Chief Executive officer of Persona Communications Inc., which provided video, internet, data and telephony services to residential and commercial customers in seven Canadian provinces.
Other Public Company Directorship: Clearwater Seafoods Incorporated (since October 2011); and Cable & Wireless Communications Plc (March 2015 to May 2016).
Other Positions: Bahamas Telecommunications Company; CS ManPar Inc.; Nalcor Energy (Chair since November 2016); and Honorary Consul for Canada to The Bahamas.
Board Membership Qualifications: Mr. Paddick has extensive experience in the cable telecommunications industry and his capital market experience contributes to the Board’s evaluation of financing opportunities and strategies and consideration of our capital structure, budgets and business plans, and strengthens the Board’s collective qualifications, skills and attributes. Mr. Paddick also brings to the Board his knowledge of issues involving Latin America and the Caribbean where most of our operations are located.

Daniel E. Sanchez Age: 57
A director of our company.
Professional Background: Mr. Sanchez was engaged in the private practice of law for approximately three decades, representing individual and business clients in a variety of non-litigation areas. In 2012, Mr. Sanchez earned his master’s degree in tax law (LL.M.), and subsequently focused his practice on the area of tax planning. Mr. Sanchez is the nephew of John Malone.
Other Public Company Directorships: Lions Gate Entertainment Corp. (since June 2018); Discovery, Inc. (since May 2017); and Starz (from January 2013 until December 2016).
Other Positions: MediaBloq (Advisory Board) and MM Blockchain Advisory Services (Advisory Board).
Board Membership Qualifications: Mr. Sanchez brings a unique legal perspective to our Board, focused in particular on tax law. Mr. Sanchez’s perspective and expertise assists the Board in developing strategies that take into consideration a wide range of issues resulting from the application and evolution of tax laws and regulations.

Executive Officers

Name	Positions
Christopher Noyes Age: 49
Mr. Noyes has served as the Chief Financial Officer and a Senior Vice President of our company since December 2017. In this capacity, he is responsible for Liberty Latin America’s finance and treasury operations, including commercial finance, tax and financial planning, accounting and external reporting matters, investor relations and strategic oversight for the financial performance of the company and its operations. Mr. Noyes became the Chief Financial Officer for Liberty Global’s Latin America operations in September 2014, which became the LiLAC Group of Liberty Global in July 2015. Prior to this, Mr. Noyes held multiple senior management positions with Liberty Global, including Managing Director, Investor Relations and Business Analysis. Mr. Noyes joined Liberty Global in June 2005 as Vice President, Investor Relations. Prior to joining Liberty Global, Mr. Noyes was an investment banker at Credit Suisse First Boston and Donaldson, Lufkin & Jenrette for over five years collectively.

Betzalel Kenigsztein Age: 59
Mr. Kenigsztein has served as the Chief Operating Officer and a Senior Vice President of our company since December 2017. In this capacity, he has overall responsibility for the commercial and operational performance of Liberty Latin America. Prior to December 2017, Mr. Kenigsztein was the President and Chief Operating Officer of the LiLAC Group of Liberty Global, a position he assumed in July 2015. Mr. Kenigsztein joined Liberty Global in 2004 as the Chief Technology Officer for Liberty Global’s operations in the Netherlands. In 2009, he became the Managing Director of UPC Hungary and in 2013 Liberty Global appointed him as the Managing Director for its Central and Eastern Europe operations. Prior to joining Liberty Global, Mr. Kenigsztein held a range of senior management positions with Tevel Israel International Communications Ltd., an Israeli cable television operator.

Vivek Khemka Age: 47
Mr. Khemka has served as the Chief Technology and Product Officer and a Senior Vice President of our company since September 2018. In this capacity, he is responsible for all development and execution of technology and product strategy for Liberty Latin America. Previously, he was the Executive Vice President and Chief Technology Officer at DISH Network from December 2015 to August 2018. From August 2016 to February 2017, Mr. Khemka also served as the President of EchoStar Technologies pursuant to a professional services agreement between DISH Network and EchoStar. Mr. Khemka previously served as Senior Vice President of Product Management for DISH Network from March 2013 to December 2015. Mr. Khemka also served as Vice President of Customer Technology for DISH Network, a position he held from December 2011 to March 2013. Before joining DISH Network in 2009, Mr. Khemka held various positions at Danaher, Motorola and McKinsey & Co.

John M. Winter Age: 47
Mr. Winter has served as the Chief Legal Officer, Secretary and a Senior Vice President of the company since December 2017. In this capacity, he is responsible for oversight of all legal matters affecting Liberty Latin America and risk management within the company, including legal support for corporate governance, financial reporting, litigation, mergers and acquisitions, and commercial contracts, regulatory and general compliance. Prior to December 2017, Mr. Winter was a Managing Director, Legal for Liberty Global where he was responsible for various legal matters, including legal support for financial reporting, mergers and acquisitions, compliance and governance. Mr. Winter joined Liberty Global as a Vice President, Legal in July 2013. Prior to joining Liberty Global, Mr. Winter was with the law firm Baker Botts L.L.P. for more than five years, and most recently as a partner in the corporate department, specializing in public and private acquisitions, financings and financial reporting.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our current executive officers or directors, by blood, marriage or adoption.

Involvement in Certain Proceedings
During the past 10 years, none of our directors or executive officers has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.
Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms filed with the SEC with respect to our most recent fiscal year and written representations made to us by our executive officers and directors, we believe that, with respect to the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were met, except for Mr. Zinterhofer, who inadvertently filed one late Form 4 reporting twelve transactions, and Mr. Zook, our Chief Accounting Officer, who inadvertently filed one late Form 4 to report two transactions.
Code of Conduct and Code of Ethics
We have adopted a code of conduct that applies to all of our employees, directors and officers. In addition, we have adopted a code of ethics for our senior executive officers and senior financial officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Both codes are available on our website at www.lla.com.
Audit Committee
The Board has established an audit committee, whose chairman is Paul A. Gould and whose other members are Miranda Curtis, Alfonso de Angoitia Noriega, and Brendan Paddick. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market LLC (Nasdaq) and the SEC, as such rules and regulations exist on the date of this report. The Board has determined that each member of the audit committee qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Introduction
We are an international provider of fixed, mobile and subsea telecommunications services, serving approximately 3.1 million fixed-line customers in over 20 countries at December 31, 2019. These customers subscribed to approximately 6 million services, consisting of 2.0 million video, 2.6 million broadband internet, and 1.4 million telephony subscriptions. In addition, we had approximately 3.6 million mobile subscribers at December 31, 2019. Our businesses operate in an environment marked by intense competition, extensive regulation and rapid technological change. We place great importance on our ability to attract, retain, motivate and reward talented executives who, faced with these challenges, can execute our strategy to drive shareholder value through strong organic growth, accretive mergers and acquisitions and prudent capital structure management.
We were originally incorporated as a Bermuda company on July 11, 2017, as a wholly-owned subsidiary of Liberty Global under the name LatAm Splitco Ltd. and we changed our name to Liberty Latin America on September 22, 2017. During December 2017, the Board of Directors of Liberty Global authorized the split-off of our company from Liberty Global (the Split-Off), which was a plan to distribute to the holders of Liberty Global’s LiLAC Ordinary Shares, nominal value $0.01 per share (LiLAC Shares), common shares in our company and which was completed on December 29, 2017.

Our operations are in Chile, Costa Rica, and Puerto Rico and our Cable & Wireless Communications Limited operations are in the Caribbean and Latin America, including subsea and terrestrial fiber optic cable networks connecting over 40 markets throughout the region.
This section presents information concerning compensation arrangements for our named executive officers (NEOs) for the year ended December 31, 2019. Prior to the Split-Off, and as part of Liberty Global, we did not have our own principal executive officer or principal financial officer. Prior to the Split-Off, we did not employ our executive officers, rather they were employed by Liberty Global or LiLAC Communications Inc., a Delaware company (Liberty LA), before it became one of our subsidiaries in the Split-Off. In addition, their responsibilities as our executive officers differ from those they held in their respective position prior to the Split-Off. Because our executive officers did not become officers of us until the Split-Off, compensation information is not available for prior periods. Following the Split-Off, compensation decisions for our executive officers and directors have been made by the compensation committee.
Compensation information is provided for our NEOs – Balan Nair, our President, Chief Executive Officer (CEO) and also a member of the Board; Christopher Noyes, our principal financial officer; and our three other most highly compensated executive officers at the end of 2019: Vivek Khemka, our Chief Technology and Product Officer, Betzalel Kenigsztein, our Chief Operating Officer, and John Winter, our Chief Legal Officer. After the information on our NEOs, we also provide information relating to the compensation of our directors (other than Mr. Nair).
Executive Summary
Our compensation program plays a key role in promoting our company’s operating and financial success and provides incentives for our management team to execute our financial and operational goals.
The primary goals of our executive compensation program are to:

•	Motivate our executives to maximize their contributions to the success of our company;

•	Attract and retain the best leaders for our business; and

•	Align executives’ interests to create shareholder value.
We experienced a robust performance in 2019 and our Board credits the leadership of Mr. Nair for achieving this strong performance, as evidenced in our business highlights below.
Compensation Structure—Pay for Performance
As discussed above, because our executive officers did not become officers of us until the Split-Off, compensation information is not available for prior periods. After the Split-Off, our compensation committee and Board reviewed and approved compensation decisions affecting our NEOs and directors. We place great importance on our ability to attract, retain and motivate talented executives who can continue to grow our business. In general, we seek to design compensation packages for individual executives based on the scope of the executive’s responsibilities, the executive’s proven performance, and a determination of what is competitive compensation in the market for similar roles, if such data is available. We continue to refine our compensation program to strengthen the link between executive and shareholder interests.
Compensation Discussion and Analysis
Overview of Compensation Process
The compensation committee of our Board was established for the purposes of assisting our Board in discharging its duties with respect to compensation of our executive officers and the administration of our incentive plans. In furtherance of its purposes, our compensation committee is responsible for identifying our primary goals with respect to executive compensation, implementing compensation programs designed to achieve those goals, subject to appropriate safeguards to avoid unnecessary risk taking, and monitoring performance against those goals and associated risks. The chair of our compensation committee reports to our Board on annual compensation decisions and on the administration of existing programs and development of new programs. The members of our compensation committee are “independent directors” (as defined under the Nasdaq rules) and “non-employee directors” (as defined in Rule 16b-3 of the SEC’s rules under the Exchange Act).
Compensation decisions with respect to our executive officers, including our NEOs, are made by our compensation committee. Our CEO is actively engaged in providing input to the compensation committee on compensation decisions for our other members of senior management in a variety of ways, including reviewing and recommending annual salaries, annual performance goals and the level of target and/or maximum performance awards for his executive team and evaluating their performance. With the assistance of our Human Resources and Legal Departments, he is also involved in formulating the terms of proposed performance or incentive award programs for consideration by the compensation committee, evaluating alternatives and recommending revisions. Other senior officers, within the scope of their job responsibilities, participate in gathering and presenting to the compensation committee data and legal, tax and accounting analyses relevant to compensation and benefit decisions. Decisions with respect to our CEO’s compensation are made in private sessions of the compensation committee without the presence of management.
In making its compensation decisions, the compensation committee ultimately relies on the general business and industry knowledge and experience of its members and the committee’s own evaluation of company and NEO performance. However, the compensation committee has the authority under its charter to engage its own compensation consultants and other independent advisers, and the committee may retain a compensation consultant to assist it in evaluating proposed changes in compensation programs or levels of compensation and to provide comparative data.
Our shareholders voted, on an advisory basis, on the compensation of our NEOs (other than Mr. Khemka) at our 2018 annual general meeting of shareholders and received the approval of 98.9% of the aggregate votes cast on that proposal. No material changes were made to our executive compensation program as a result of this vote.
In early 2020, our compensation committee approved our NEOs’ 2020 target achievable annual cash performance awards, target annual equity awards for 2020, consisting of 2020 PSUs and share appreciation rights (SARs), and the financial and operational targets for earning the annual cash performance awards. The target achievable annual cash performance and annual equity awards for our NEOs were identical to the 2019 targets. In light of the ongoing COVID-19 pandemic and related developments, our compensation committee is actively monitoring the effects of the COVID-19 pandemic on the economy, our operations and future results, and we anticipate that our compensation committee will re-evaluate the performance goals and incentives associated with our annual cash performance awards and 2020 PSU program from time to time during 2020.
On November 1, 2017, we and our subsidiary, Liberty LA, entered into a multi-year employment agreement with Mr. Nair to serve as our President and CEO, the terms of which are described below under Employment and Other Agreements. On July 24, 2019, we and our subsidiary, Liberty LA, entered into multi-year employment agreements with each of our other NEOs, the terms of which are described below under Employment and Other Agreements. We believe that it is in our company’s best interest to have an employment agreement with Mr. Nair to serve as our CEO and with each of our other NEOs in order to promote stability in management, secure their services for the long term and implement appropriate restrictive covenants.
Compensation Philosophy and Goals
The compensation committee has three primary objectives with respect to executive compensation: motivation, retention and long-term value creation for our shareholders.

•	Motivate our executives to maximize their contributions

•	Establish a mix of financial and operational performance objectives based on our annual budget and our medium-term outlook to balance short- and long-term goals and risks

•	Establish individual performance objectives tailored to each executive’s role in our company to ensure individual accountability

•	Pay for performance that meets or exceeds the established objectives

•	Attract and retain superior employees

•	Offer compensation that we believe is competitive with the compensation paid to similarly situated employees of companies in our industry and companies with which we compete for talent

•	Include vesting requirements and forfeiture provisions in our multi-year equity awards, including a service period during which earned performance awards are subject to forfeiture

•	Align executives’ interest with shareholders

•	Emphasize long-term compensation, the actual value of which depends on increasing the share value for our shareholders, as well as meeting financial and individual performance objectives

•
Require our executive officers to achieve and maintain significant levels of share ownership, further linking our executives’ personal net worth to long-term share price appreciation for our shareholders

Our performance-based compensation programs provide the opportunity to reward the NEOs and other senior management for contributing to annual and long-term financial, operational, and share price performance. Our compensation committee made compensation decisions for the NEOs after the Split-Off. A high percentage of the NEOs’ total compensation is performance-based, with a significant portion of total compensation delivered in the form of multi-year performance-based equity incentive awards.
In approving the level of each compensation element for our executive officers, the compensation committee considers a number of factors, including:

•	the responsibilities assumed by the individual executive and the significance of the individual’s role to achievement of our financial, strategic and operational objectives;

•	the experience, overall effectiveness and demonstrated leadership ability of the individual executive;

•	the performance expectations set for our company and for the individual executive and the overall assessment by the compensation committee of actual performance;

•	from time to time, comparative pay data for similarly situated employees of companies in our industry and companies with which we compete for talent; and

•	retention risks at specific points in time with respect to individual executives.
Setting Executive Compensation
To achieve these compensation objectives, the compensation packages provided to members of our senior management (other than our Executive Chairman), including our NEOs, include three main components: base salary, annual performance awards and multi-year equity incentive awards. In addition, certain members of senior management, including our NEOs, may participate in our Deferred Compensation Plan (as defined below). The relative weighting of the components, the design of the performance and incentive awards and the overall value of the compensation package for individual employees varies based on the employee’s role and responsibilities.
For members of our senior management, including our NEOs, the total value of the compensation package is most heavily weighted to performance and incentive awards because of the significance of each officer’s roles and responsibilities to the overall success of our company. Further, multi-year equity incentive awards are the largest component of executive compensation, serving the goals of retention as well as alignment with shareholders’ interests. The compensation committee’s objective is for a substantial majority of each executive officer’s total direct compensation (that is, base salary plus maximum annual cash performance award plus target annual equity incentive) to be comprised of the target value of his or her multi-year equity incentive awards.
We aim to compensate our executive officers at levels that are commensurate with the levels of compensation for executives in similar positions at a group of publicly-traded peer companies. These peer companies were selected based on their similarity with respect to several criteria, including industry, market value, size and financial performance with respect to revenue, net income and EBITDA:

Altice USA, Inc.	Level 3 Communications, Inc.
AMC Networks Inc.	Millicom International Cellular S.A.
Cincinnati Bell Inc.	Telephone and Data Systems, Inc.
DISH Network Corporation	WideOpenWest, Inc.
Frontier Communications Corporation	Windstream Holdings, Inc.
IDT Corporation	Zayo Group Holdings, Inc.
Accordingly, we evaluate our executive compensation program, including our mix of cash and equity compensation, based on a review of this peer group. The compensation committee reviewed compensation data from these peer companies, and other relevant survey sources, to inform its decision about overall compensation opportunities and specific compensation elements. Our compensation committee generally targeted the 75th percentile of peer group compensation levels for our executive compensation program, subject to adjustments based on individual experience, expertise and performance.
Assessing NEO Performance
The compensation committee employs a thorough process to evaluate our NEOs’ performance that informs its compensation decisions for the year, including those related to a NEO’s base salary, annual performance awards and annual equity awards. This design allows our compensation committee to employ a holistic evaluation process, taking into account factors in and out of their control, while balancing it with our financial and shareholder outcomes, to get to a better result. All of our NEOs provided critical strategic vision and leadership to our company during 2019.
Our CEO’s performance goals focused on six key areas: culture and leadership, customer and operational excellence, key financial and growth metrics, transformation initiatives, inorganic growth, and governance and reputation. The customer and operational excellence metrics focused on growth targets, including financial measures, based on our 2019 budget. In the evaluation of his 2019 performance, our compensation committee reviewed the various performance objectives assigned to Mr. Nair and the company’s accomplishments in relation to these objectives. In this regard, our compensation committee noted that our company had made significant strides in the second year of operating as an independent public company under Mr. Nair’s leadership, noting in particular, our record fixed and mobile subscriber additions, the significant improvement in adjusted free cash flow generation and progress with our inorganic growth agenda, including the announcement of the accretive acquisition of AT&T Inc.’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands. In addition, Mr. Nair continued to focus on product innovation through new customer value propositions, new technologies and increasing the number of homes passed with high-speed broadband connectivity. The implementation of a new operating model was established to drive efficiencies in operational expenditures, and our new Panama Operations Center, which opened in July 2019, now provides the foundation for greater scale in the region.

Our compensation committee also noted Mr. Nair’s strong leadership, integrity and focus on building a united culture for the business to grow. Our compensation committee noted that our company had a number of significant performance accomplishments in 2019 under the leadership of Mr. Nair, including the following:

•	Successfully developed a strong team, common vision and culture;

•	Achieved fiscal year 2019 financial guidance targets, including exceeding adjusted free cash flow expectations;

•	Delivered record additions of 283,000 revenue generating units and 124,000 mobile subscribers;

•	Increased group wide focus on B2B, driving strong growth, particularly in Chile and Puerto Rico, and new product launches such as SDWAN;

•	Drove strong customer relationship net promoter score (rNPS) improvement in Liberty Puerto Rico, further evidencing the strong recovery from Hurricane Maria in 2017;

•	Improved operational metrics, including mean time to install and mean time to repair;

•	Maintained speed leadership, deploying world-class fixed and mobile networks;

•	Expanded our fixed networks by either upgrading or adding over 490,000 homes passed;

•	Increased mobile LTE population coverage to over 90% with LTE customer penetration of 50%;

•
Reached an agreement to acquire AT&T Inc.’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T Acquisition), completed the acquisition of UTS in Curacao offering new capabilities in existing markets, and completed the disposition of the company’s non-core assets in the Seychelles (the Seychelles Disposition); and

•
Strengthened our balance sheet and capital structure through various financing transactions including raising capital through a convertible bond, completed the largest non-investment grade corporate financing in Puerto Rico for the AT&T Acquisition and otherwise continued to decrease our cost of capital and increase the tenor of our debt.

In reviewing Mr. Nair’s performance, the compensation committee considered both what had been accomplished and how such accomplishments had been achieved. The compensation committee also considered Mr. Nair’s responsibilities with respect to overall corporate policy-making and management, in-depth knowledge of our operations and finances, the regulatory and organizational complexities in which we compete, as well as his strong leadership capabilities in delivering key long-term strategic objectives in a challenging global economy and his handling of unanticipated additional responsibilities and events, such as Hurricane Dorian in the Bahamas. In light of these significant accomplishments, Mr. Nair received a recognition bonus as part of the new annual cash performance plan, whereby top performers are eligible to receive a payout over the annual bonus result (the Recognition Bonus Program). For more information regarding our annual bonus plan and the Recognition Bonus Program, see Annual Performance Awards below.

With respect to the individual performance of our other NEOs, the compensation committee reviewed and discussed their performance with our CEO, giving deference to our CEO’s evaluation of their performance against their respective 2019 performance goals. The members of the compensation committee also have frequent interaction with each of these executives at meetings of the Board and events planned for the directors, which assists in informing their judgment and assessment. The individual performance goals for the NEOs related to their respective functional or operational areas of responsibility. In particular:

•
Mr. Kenigsztein’s goals focused on the leadership of the operating companies, delivering commercial and operational targets, creating compelling propositions for customers, and leading a number of transformation programs, including digital transformation, and establishing a regional Operations Center in Panama.

•
Mr. Khemka’s goals focused on leadership and execution of the T&I transformation program, optimizing operational synergies, evaluating our video and broadband strategies, and managing the capital expenditure investments across the company, including projects to extend our networks.

•
Mr. Noyes’ goals related to financial strategy, investor relations, strengthening the company’s balance sheet and liquidity, and ensuring compliance of all financial reporting, including progressing towards Sarbanes-Oxley compliance.

•
Mr. Winter’s goals related to overseeing the company’s governance, risk and legal matters, establishing company-wide corporate policies, commercial contracting, oversight of regulatory matters, and effective execution of key financial and strategic transactions, including the AT&T Acquisition and the Seychelles Disposition.

The compensation committee considered each NEO’s performance and overall leadership relative to the size and complexity of the business and the regions in which Liberty Latin America operates.
Elements of Our Compensation Packages
The implementation of our compensation approach is described below.
Base Salary
General. Base salary represents the least variable element of our executives’ compensation and is provided as an economic consideration for each executive’s level of responsibility, expertise, skills, knowledge, experience and value to the organization. Generally, decisions with respect to increases in base salaries are expected to be based on increased responsibilities, company-wide budgets and increases in the cost of living.
2018 and 2019 Base Salaries. For 2018, the base salaries of Messrs. Nair, Kenigsztein, Khemka, Noyes and Winter were $1.25 million, $700,000, $625,000, $550,000 and $500,000, respectively. Mr. Nair’s initial base salary is set in his employment agreement, the terms of which are described below under Employment and Other Agreements. In March 2019, our compensation committee accepted our CEO’s recommendation that none of our NEOs receive an increase in base salary for 2019.
Annual Performance Awards
General. Annual cash performance awards are one of the variable components of our executive officers’ compensation packages designed to motivate our executives to achieve our annual business goals and reward them for superior performance.
Generally, at its first regular meeting following the end of each fiscal year, the compensation committee reviews with our CEO the financial performance of our company during the prior year, his performance, his evaluation of the performance of each of the other members of senior management (including our NEOs) participating in the prior year’s annual cash performance award program and his recommendations for any recognition award. The compensation committee determines whether our financial performance for the prior fiscal year has satisfied the base performance objective set by the compensation committee, which is a precondition to the payment of any award to our CEO, and determines the percentage of the financial performance metric(s) that has been achieved. It then determines, in a private session, whether our CEO has met his individual performance goals for the year, whether he is entitled to any recognition bonus, and the amount to be paid to him with respect to his performance award. Starting with the 2019 annual cash performance plan, the compensation committee adopted the Recognition Bonus Program, whereby high performers within the company are eligible to receive, based on personal performance, a payout over the annual bonus amount, subject to the compensation committee’s approval of any recognition award for the NEOs. The compensation committee also approves the amount to be paid to the other participants in the program, including our other NEOs, with respect to their performance awards, and the terms of the annual cash performance award program for the current year, including, in a private session, the goals for our CEO for the coming year.
In connection with our annual cash performance award program, we encourage increased share ownership among management, including our NEOs, in our various countries, aligning incentives among employees and shareholders. As a result, our compensation committee implemented a shareholding incentive plan (SHIP) that allows certain members of management to elect to receive up to 100% of their annual performance awards in our Class A common shares, par value $0.01 per share (LILA), and our Class C common shares, par value $0.01 per share (LILAK), in lieu of cash. A participant who elects to receive shares in respect to their annual cash performance award will also receive RSUs equal to 12.5% of the gross number of shares earned under the annual performance award. The RSUs will vest one year after the grant date, provided the participant holds all of the shares issued in respect to the respective annual performance award through that period. The number of common shares granted will be based on the closing prices of our LILA and LILAK shares on the date the performance award is paid and delivered on a one for two ratio between our LILA and LILAK shares. The option to receive and hold shares commenced with the 2018 annual performance bonus program.
Design of 2019 Annual Bonus Program and 2019 Performance. In approving the 2019 annual performance bonus program (the 2019 Annual Bonus Program) the compensation committee considered the following key elements of the 2019 Annual Bonus Program:

•	the achievement of budgeted revenue and operating free cash flow (OFCF) growth;

•	the achievement of a target average rNPS; and

•	the base performance objective for our CEO required that either 50% of 2019 budgeted revenue growth or 50% of 2019 budgeted OFCF growth be achieved.
The total bonus payout based on the above performance metrics is the sum of the percentages derived from the achievement in 2019 of such metrics, with a maximum payout of 150% for over-performance for each of revenue, OFCF and rNPS. The metrics are weighted as: (i) revenue (weighted 30%); (ii) OFCF (weighted 50%); and (iii) rNPS (weighted 20%). The 2019 target achievable performance award was $3.5 million for our CEO pursuant to the terms of his employment agreement and $1.0 million for each of the other NEOs.
Additionally, each participant is eligible for the Recognition Bonus Program, which could increase the 2019 annual bonus to up to 130% of the annual bonus result. Of note, budgeted revenue growth and budgeted OFCF growth provides for most of the total bonus payout amount for all participants.
Budgeted growth was determined by comparing 2018 actual results, as adjusted for acquisitions, a disposition and FX, for the applicable metric to the amount budgeted for that metric in the 2019 audited consolidated financial statements as approved by our Board. The payout schedule for each financial metric is based on the percentage achievement against the 2019 budget, as adjusted for events during the performance period such as acquisitions, dispositions, the impact of unforeseen changes in laws and regulations and changes in foreign currency exchange rates and accounting principles or policies that affect comparability.

In choosing OFCF as one of the performance measure for the 2019 annual bonus program, the compensation committee’s goal was to align achievement of that portion of the bonus with a key performance indicator for the company to deliver operating fee cash flow while maintaining efficient operating performance and generating free cash flow.
At its meeting on February 21, 2020, the compensation committee reviewed the actual revenue and OFCF for 2019 based on our 2019 audited consolidated financial statements. It also considered whether to exercise its discretion to reduce the total bonus payout amount to any of our NEOs. The exercise of the compensation committee’s discretion was in each case based on its assessment of our 2019 financial performance and the individual NEO’s performance overall as compared to his 2019 performance goals, taking into account the payout schedules for financial and individual performance.
The following table provides further details of our 2019 Annual Bonus Program plan for our NEOs, including the levels that were pre-established for the quantitative goals and the actual achievement against those goals. The target levels established for the quantitative goals are bolded. At the February 21, 2020 meeting, the compensation committee approved the payments to our NEOs with respect to their target achievable bonus as set forth in the table below.

Goal	Achievement Range (in millions, other than rNPS)	% of Target Bonus
Consolidated Adjusted Revenue(1) Actual Achievement	<$3,678 >$3,679 - $3,827 $3,828 >$3,829 $3,782	0% 1% - 29% 30% 31% - 45% 20.8%
Consolidated Adjusted OFCF(1), (2) Actual Achievement	<$704 >$705 - $824 $825 >$826 $833	0% 1% - 49% 50% 51% - 75% 53.5%
rNPS (relationship net promoter score)(3) Actual Achievement	-7.5 points > -7.5 < -2.5 points > -2.5 points - 0 points > 0 points - 2.5 points -2.1	0% 1% - 19% 20% 21% - 30% 20%
% of Target Achieved		94.3%
Actual Bonus for 2019(4)	Nair:	$4,290,650
	Kenigsztein	$943,000
	Noyes:	$1,225,900
	Khemka	$943,000
	Winter:	$943,000

(1)
Adjustments were made in accordance with the terms of the 2019 Annual Bonus Program and for certain other unbudgeted events that our compensation committee, in its discretion and consistent with past practice, determined distorted performance against the financial performance metrics. These adjustments included (a) adjustments to 2018 revenue and OFCF to reflect foreign currency exchange rates with the 2019 exchange rates; (b) impact of acquisitions and a disposal, which consisted of: (i) the results of UTS, acquired effective March 31, 2019, (ii) the disposition of our operations in the Seychelles during the fourth quarter of 2019, and (iii) the results of Cabletica, acquired in the fourth quarter of 2018; and (c) the estimated impacts of Hurricane Dorian and Chilean social unrest experienced in the fourth quarter of 2019. In the aggregate, the adjustments to 2019 amounts resulted in a net decrease of revenue by $85 million and OFCF increase of $13 million.

(2)
For purposes of the 2019 Annual Bonus Program, OFCF is defined as (i) operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items, less (ii) less property and equipment additions. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.

(3)
rNPS ranges are against each underlying operation's target, and consolidated results are based on the weighted average consolidated rNPS results, which have a target bonus percentage ranging from 0% to 30%. Actual rNPS results were improved against the targets as follows for our operating companies on a consolidated basis: (2.0) from Target.

(4)
To determine the final total bonus payout, the payout based on financial and operational performance is then multiplied by each NEO’s target achievable performance award, as approved by the compensation committee, and in the case of Messrs. Nair and Noyes, who were awarded Recognition Bonus Award for their performance in 2019, such result was multiplied by 1.30.

Equity Incentive Awards
General. Multi-year equity incentive awards, whether in the form of conventional equity awards or performance-based awards, represent a significant portion of our executives’ compensation. These awards ensure that our executives have a continuing stake in our company’s success, align their interests with our shareholders and also serve the goal of retention through vesting requirements and forfeiture provisions.
Our compensation committee’s approach to equity incentive awards for the senior management team places a significant emphasis on performance-based equity awards. The compensation committee sets a target annual equity value for each executive, of which approximately two-thirds is delivered in the form of an annual award of performance-based restricted share units (PSUs) and approximately one-third in the form of an annual award of SARs. All of these awards are made pursuant to the Liberty Latin America 2018 Incentive Plan (Incentive Plan).
Each year’s award of PSUs has a two-year performance period. The percentage of the PSU award earned during the relevant performance period is subject to vesting in two equal installments during the year following the end of the performance period. Each year’s award of SARs is made at the same time as awards are made under our annual equity grant program for employees and on terms consistent with our standard form of SARs award agreement.
2019 PSUs and SARs. Pursuant to the Incentive Plan, in March 2019, the compensation committee approved the target annual equity values for 2019 and granted an aggregate of 412,671 PSUs (the 2019 PSUs) to our CEO and the other NEOs of our company. The 2019 PSUs were divided with one-third as Class A PSUs and two-thirds as Class C PSUs. Each 2019 PSU represents the right to receive one Class A common share or Class C common share, as applicable, subject to performance and vesting. In 2019, the compensation committee also granted an aggregate of 694,449 SARs (the 2019 SARs) to our CEO and the other NEOs of our company. The 2019 SARs were divided with one-third as Class A SARs and two-thirds as Class C SARs.

The target annual equity values and grants for the 2019 PSUs and the 2019 SARs for our NEOs are set forth in the table below:

		Two-thirds of Target Annual Equity Value in the Form of:		One-third of Target Annual Equity Value in the Form of:
Name and Position	Target Annual Equity Value	Class A 2019 PSU Grant	Class C 2019 PSU Grant	Class A 2019 SAR Grant	Class C 2019 SAR Grant
Balan Nair, Chief Executive Officer & President	6,500,000	72,989	145,978	122,827	245,654
Christopher Noyes, Senior Vice President & Chief Financial Officer (Principal Financial Officer)	1,500,000	16,844	33,688	28,345	56,690
Betzalel Kenigsztein, Senior Vice President & Chief Operating Officer	1,500,000	16,844	33,688	28,345	56,690
Vivek Khemka, Senior Vice President and Chief Technology and Product Officer	1,500,000	16,844	33,688	28,345	56,690
John M. Winter, Senior Vice President, Chief Legal Officer & Secretary	1,250,000	14,036	28,072	23,621	47,242
The performance period for the 2019 PSUs ends on December 31, 2020. As the performance measure, the compensation committee selected growth in operating cash flow (OCF) (operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation for litigation, and impairment, restructuring and other operating items), as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that affect comparability. In choosing OCF as the performance measure for the 2019 PSUs, the compensation committee’s goal was to ensure that the management team is focused on maximizing performance against a key financial metric used by our Board and management in evaluating our operating performance. The target OCF compound annual growth rate (OCF CAGR) is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 50% to 125% of the target OCF CAGR would result in award recipients earning 50% to 150% of their target 2019 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2019 PSUs will vest on April 1, 2021 and the balance on October 1, 2021. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our CEO to be eligible to earn any of his 2019 PSUs. The base performance objective was designed so that the awards for our CEO would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 (the Code), see —Tax and Accounting Considerations below. If the base performance objective is achieved, our CEO will be eligible to earn up to 150% of his 2019 PSUs, subject to the compensation committee’s discretion to reduce the size of the award earned, including to zero, to align with our company’s and the individual’s performance.
The 2019 PSUs are subject to forfeiture or acceleration in connection with certain termination of employment or change in control events as described in —Potential Payments upon Termination or Change of Control—Termination of Employment—Death. The 2019 PSUs will convert to time-vested restricted share units (RSUs) following certain change in control events.
The 2019 SARs provide for vesting 12.5% of the shares on November 1, 2019 and the remaining shares in 14 equal quarterly installments commencing on February 1, 2020.

While we expect the compensation committee to follow this approach to equity incentive compensation in future years, as a relatively new company, our compensation committee continues to evaluate appropriate timing of grants under our annual equity grant program and may determine to grant awards at another time in subsequent years. In adopting this approach to equity incentive compensation, the compensation committee made the following observations:

•	The organizational risks of incentive compensation should be reduced through:

•	the use of multiple equity vehicles (PSUs and SARs) with different performance, retention, risk and reward profiles;

•
annual grants of equity awards that spread the target incentive compensation over multiple and overlapping performance/service periods and provide the flexibility to change performance metrics, weighting and targets from grant to grant; and

•	the setting of achievable target performance levels, while providing higher payout levels for over-performance.

•
The use of performance-based equity awards, such as PSUs, adds an element of market risk over the performance/service period to better align the interests of management and shareholders, while focusing management on achieving specified performance targets to earn the award;

•	The use of conventional equity awards, such as SARs, provides a retention mechanism and alignment with shareholders by only delivering value if the stock price appreciates; and

•
Providing for forfeiture or reduction of performance-based equity awards based on individual performance ensures that each participant remains accountable for his or her own performance against performance goals tailored to the participant’s role and responsibilities.

Decisions for 2018 PSUs. In March 2018, the compensation committee of the Board granted 369,501 PSUs (the 2018 PSUs) with a two-year performance period ending on December 31, 2019. The performance measure was based on a two-year OCF CAGR target. The 2018 PSUs required a performance of at least 50% of the target OCF CAGR for payout with over-performance payout opportunities if the OCF CAGR exceeded the target, subject to reduction or forfeiture based on individual performance. One-half of the earned 2018 PSUs vested on April 1, 2020 and the balance will vest on October 1, 2020.
The following table sets forth the threshold, target and maximum performance levels and related payouts for the 2018 PSUs:

	Performance
	Performance Level	OCF CAGR	Payout
Maximum	125%	7.8%	150%
Target	100%	6.2%	100%
Threshold	50%	3.1%	50%
The compensation committee determines the actual payout by “straight-line interpolation” if our actual OCF CAGR for the performance period falls between the specified threshold, target and maximum performance levels in the table. The actual OCF CAGR for the performance period is calculated by comparing 2019 OCF against 2018 OCF, as adjusted for events during the performance period such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that affect comparability. The compensation committee may also adjust the target OCF CAGR for extraordinary events that distort performance.

At its February 21, 2020 meeting, our compensation committee reviewed management’s calculations of 2018 and 2019 OCF and the resulting OCF CAGR, as adjusted pursuant to the terms of the 2018 PSU grant agreements. The required adjustments to the OCF for 2018 and 2019 made pursuant to the terms of the 2018 PSU grant agreements included adjustments to (1) reflect consistent foreign currency exchange rates, (2) remove the effects of the acquisitions of Cabletica and UTS as these are acquisitions to be excluded pursuant to the guidelines, and (3) remove two months of OCF during 2017 related to our operations in the Seychelles following our disposition of this operation in November 2019. As permitted by the 2018 PSU grant agreements, the compensation committee also approved adjustments for certain events or circumstances that in its view distorted performance. These discretionary revisions to the target OCF CAGR included adjustments (a) adding back of estimated OCF impact related to the political and social unrest in Chile from late October 2019 through year-end 2019 (excluding FX), and (b) adding back of estimated OCF impact related to Hurricane Dorian in August and September 2019.
The required and discretionary adjustments, in the aggregate, reduced our OCF for 2017 of $1,352.6 million to $1,310.0 million. Based on the foregoing, the compensation committee determined that approximately 97.37% of the target OCF CAGR had been achieved. This determination was made by dividing the adjusted actual OCF CAGR achieved (6.04%) by the target OCF CAGR (6.20%) using maximum available precision. That percentage achievement of the target OCF CAGR, which fell between the threshold and target levels in the preceding table, translated into 97.37% of the target 2018 PSUs being earned. The compensation committee further determined that based on each NEO’s individual performance over the performance period, no reduction would be made to the percentage of target 2018 PSUs, which had been earned based on financial performance.
The table below sets forth the actual number of the 2018 PSUs that were earned and which were converted to time-vested RSUs pursuant to the terms of the 2018 PSUs.

Name	LLA Class A RSUs	LLA Class C RSUs
Balan Nair	61,240	122,480
Christopher Noyes	15,310	30,621
Betzalel Kenigsztein	15,310	30,621
Vivek Khemka	15,309	30,619
John Winter	12,757	25,515
Share Ownership Policy
Our compensation committee has established an Executive Share Ownership Policy, effective March 2018, for our executive officers and senior officers. The purpose of the Executive Share Ownership Policy is to ensure that our officers have a significant stake in our long-term success and are aligned with our shareholders. As a result, the compensation committee established guidelines for ownership of our common shares based on an individual’s level in our company and expressed as a multiple of base salary as follows:

Position	Guideline
Chief Executive Officer	5 times base salary
Chief Financial Officer, Chief Operating Officer, Chief Technology and Product Officer and Chief Legal Officer	4 times base salary
All other members of the Executive Leadership Team	3 times base salary
Executive and senior officers, who were subject to the policy at the time of adoption, were expected to be in compliance with the ownership guidelines within four years of the policy’s effective date. New executive and senior officers must be in compliance within four years of the date they become subject to the policy. In calculating the value of common shares owned by an executive and a senior officer, the policy includes the value of common shares owned jointly with and separately by the officer’s spouse and minor children, 50% of the value of vested common shares held in the officer’s account in the Liberty Latin America 401(k) Savings and Stock Ownership Plan, and 50% of the in-the-money value of vested options and SARs.
Deferred Compensation Plan
Under the Liberty Latin America Deferred Compensation Plan (the Deferred Compensation Plan), our executive and other officers who are U.S. taxpayers and who are designated as participants from time to time by our compensation committee may elect to defer payment of certain of their compensation as described under —Deferred Compensation Plan below. We do not have a pension or other defined benefit-type plan to offer our executive and senior officers. For these executive officers and employees who are based in the U.S., we contribute to the defined contribution Liberty Latin America 401(k) Savings and Stock Ownership Plan, but such contributions are capped by U.S. law. Accordingly, the Deferred Compensation Plan was adopted by the compensation committee to provide a tax-efficient method for participants who are U.S. taxpayers to accumulate value, thus enhancing our ability to attract and retain senior management. With respect to the tax ramifications to us of the Deferred Compensation Plan, the compensation committee noted in adopting the plan that the corporate tax deduction on the deferred compensation may not be taken until payments to participants are made, but that we will have use of the cash in the interim. Although our compensation committee deemed the Deferred Compensation Plan to be an important benefit to participants, it is not included in any quantitative valuation with the three main components of our compensation packages, because participation in the plan, and to what extent, is at each participant’s discretion.
Other Benefits
We do not offer perquisites and other personal benefits on a general basis to our executive officers. The personal benefits we have provided are limited to personal use of our corporate aircraft and an executive health plan.
Under our aircraft policy, members of our Board, our CEO, other executive officers and certain senior officers, with our CEO’s or Chief Legal Officer’s approval, may use our corporate aircraft for personal travel, subject to reimbursing us for the aggregate incremental costs incurred, plus applicable taxes. Incremental costs may include fuel, oil, lubricants and other additives, hangar and tie down costs away from aircraft home airport, travel expenses for crew, landing and parking fees, customs and immigration fees, insurance obtained for a specific flight, in-flight food and beverage services, ground transportation, de-icing fees and flight planning and weather contract services. Pursuant to his employment agreement, the annual flight hours for Mr. Nair’s personal use of our aircraft is 50 hours per year without cost reimbursement. If Mr. Nair’s personal use of our aircraft exceeds 50 annual flight hours for a relevant calendar year, he will also be obligated to pay us the aggregate incremental cost of such usage over his allotted 50 annual flight hours. Also under our aircraft policy, our CEO and, with his approval, our other executive officers and certain senior officers may have family members or other personal guests accompany them on our corporate aircraft while traveling on business without reimbursing us for the incremental cost attributable to the personal guest.
The taxable income of an officer will include imputed income equal to the value of the personal use of our aircraft by him and by his personal guests determined using a method based on the Standard Industry Fare Level (SIFL) rates, as published by the U.S. Internal Revenue Service (IRS). Income is imputed only to the extent that the value derived by such applicable method exceeds the amount the officer pays us for such personal use.
We also provide an executive health plan for our executive and senior officers to proactively manage and improve their health. The benefits of this program include a complete medical history review, annual physical examinations, comprehensive laboratory testing, diagnostic testing and consultations with specialists.
Tax and Accounting Considerations
Under the 2017 Tax Act, Section 162(m) of the Code and the regulations and interpretations promulgated thereunder was amended effective for 2018 to prohibit the deduction of compensation in excess of $1.0 million paid to “covered employees”, which may limit our ability to deduct all compensation paid to certain of our executives in the future. Effective for our taxable year beginning January 1, 2018, the exception under Section 162(m) for performance-based compensation will no longer be available, subject to transition relief for certain grandfathered arrangements in effect as of November 2, 2017. To the extent the transition relief is available under the 2017 Tax Act to preserve deductions under Section 162(m) grandfathered arrangements, the committee may determine to satisfy those requirements although we have not adopted a policy requiring eligible compensation to be deductible. While the compensation committee considers the accounting and tax implications of its compensation decisions, other important considerations may outweigh such tax or accounting implications, and the compensation committee reserves the right to establish compensation arrangements that may not be fully tax deductible under applicable tax laws. Our compensation committee endeavors to ensure that any compensation that could be characterized as non-qualified deferred compensation complies with Section 409A of the Code.
Our compensation committee also takes into account from time to time, as appropriate, the accounting treatment of compensation elements in determining types and levels of compensation, including method of payment, for our executive officers.
Recoupment Policy
We have a recoupment policy, which is reflected in the terms of our PSU awards and our annual cash performance awards for executive officers, that provides that if our consolidated financial statements for any of the years relevant to the determination of whether the applicable performance metrics have been met are required to be restated at any time as a result of an error (whether or not involving fraud or misconduct) and our compensation committee determines that if the financial results had been properly reported the portion of the awards that would have been earned by participants would have been lower than the awards actually earned by them, then each participant will be required to refund and/or forfeit the excess amount of his or her earned award.
Post-Employment Benefits and Change in Control
Our CEO and each of our NEOs are entitled to post-employment benefits under their respective employment agreements. See Employment and Other Agreements below. Additionally, our NEOs and executive officers are entitled to the same benefit of accelerated vesting of all or part of conventional equity awards made under the Incentive Plan on certain termination-of-employment events as other holders of such awards. Similarly, the Incentive Plan provides the same treatment to all holders of conventional equity awards granted under these plans upon the occurrence of certain change in control events. Accordingly, the existence of these potential post-employment and change in control benefits has not influenced our compensation committee’s decisions with respect to executive compensation.
In designing the terms for the PSU awards, our compensation committee determined that only a limited set of events would warrant automatic acceleration of awards thereunder. The terms of the PSU awards do not guarantee that any portion of an award will be deemed earned upon termination of employment, except as a result of death, nor that vesting of earned awards will be accelerated upon termination of employment, except as a result of death or disability. Awards will only be accelerated upon specified change in control events if the awards are not continued on the same terms and conditions or, in the case of certain corporate reorganization transactions, effective provision has not been made for the assumption or continuation of the awards on equivalent terms.
The compensation committee believes these limited acceleration events related to a change in control provide appropriate protection to participants and would serve to maintain morale and aid retention during the disruptive circumstances of a change in control. The compensation committee reserved discretion to approve the accelerated vesting of an individual’s award or an amendment to an individual’s award agreements when appropriate under the circumstances.
For additional information on post-employment benefits and change in control provisions, see Potential Payments upon Termination or Change in Control below.
Timing of Equity Awards
For purposes of determining the number of LILA and LILAK PSUs to be granted each year for the target annual equity values of our executive officers and other key employees, our compensation committee expects to use the 5-

day average of the closing prices of such shares leading up to the date of such committee’s approval of the grants to determine the number of awards to issue. The grant date for such awards occurs in March of each year. For 2019, awards were granted toward the end of March. As a relatively new company, our compensation committee continues to evaluate appropriate timing of grants under our annual equity grant program and may determine to grant awards at another time in subsequent years. Grants of equity awards to eligible employees would otherwise only be made in connection with significant events, such as hiring or promotion.
Policies Regarding Hedging
Our Board has adopted an Insider Trading Policy that requires each of our directors and executive officers to pre-clear all proposed transactions in our company’s securities, including hedging or monetization transactions, with the Legal Department or our company’s outside counsel. The policy prohibits short sales of our company’s securities by any director or employee. We do not have a policy that specifically prohibits our directors or executive officers from hedging the economic risk of share ownership.
Compensation Committee Report
The compensation committee has reviewed the Compensation Discussion and Analysis above and discussed it with management. Based on such review and discussions, the compensation committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee Miranda Curtis (chair) Paul A. Gould Eric L. Zinterhofer

Summary Compensation Table
The following table sets forth information concerning the compensation of our NEOs for fiscal years 2019, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(4)	All Other Compen-sation ($)(5)	Total ($)

	2019	1,250,000		6,943,346	2,932,965	1,320,200	48,831	86,913	12,582,255
Balan Nair	2018	1,250,000	1,500,000	6,436,213	2,562,779	1,431,000	1,249	112,207	13,293,448
Chief Executive Officer & President	2017	—	—	—	5,137,047	—	—	—	5,137,047

	2019	550,000		2,203,493	676,845	—	—	24,613	3,454,951
Christopher Noyes	2018	550,000	—	1,773,099	640,695	—	—	24,639	2,988,433
Senior Vice President & Chief Financial Officer	2017	—	—	—	304,473	—	—	—	304,473

	2019	700,000		1,177,980	676,845	660,100	9,468	34,116	3,258,509
Betzalel Kenigsztein	2018	700,000	—	1,112,704	640,695	667,800	700	62,668	3,184,567
Senior Vice President & Chief Operating Officer	2017	—	—	—	304,473	—	—	—	304,473

	2019	625,000		1,655,374	676,845	235,750	557	24,758	3,218,285
Vivek Khemka	2018	195,313	—	1,065,995	695,487	147,188	—	4,230	2,108,213
Senior Vice President & Chief Technology and Product Officer	2017	—	—	—	—	—	—	—	—

	2019	500,000		1,777,272	564,042	—	—	30,431	2,871,745
John Winter	2018	500,000	—	1,311,785	533,901	—	—	25,864	2,371,550
Senior Vice President, Chief Legal Officer & Secretary	2017	—	—	—	304,473	—	—	—	304,473

(1)
The 2019 dollar amounts shown in the “Stock Awards” column reflect (a) the grant date fair value of the LILA and LILAK shares issued to each NEO on March 13, 2020 for the equity portion of the 2019 Annual Bonus Program payments earned by the NEOs and issued pursuant to our SHIP, (b) the grant date fair value of the additional grants of LILA and LILAK RSUs under the SHIP representing 12.5% of the gross number of LILA and LILAK shares the NEOs received as described in (a), and (c) the grant date fair value of each NEO’s target 2019 PSUs determined in accordance with Topic 718 of the Financial Accounting Standards Board’s Accounting Standards Codification (ASC 718). The 2018 dollar amounts shown in the “Stock Awards” column reflect (a) the grant date fair value of the LILA and LILAK shares issued to each NEO on March 15, 2019 for the equity portion of the 2018 Annual Bonus Program payments earned by the NEOs and issued pursuant to our SHIP, (b) the grant date fair value of the additional grants of LILA and LILAK RSUs under the SHIP representing 12.5% of the gross number of LILA and LILAK shares the NEOs received as described in (a), (c) the grant date fair value of Mr. Khemka’s sign-on award of LILA and LILAK RSUs, and (d) the grant date fair value of each NEO’s target 2018 PSUs determined in accordance with ASC 718. For a description of the assumptions used in these calculations, see Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2019, which are included in the 2019 Form 10-K.

(2)
The 2019 dollar amounts shown in the “Option Awards” column reflect the grant date fair value of SAR awards approved in 2019 and granted on April 1, 2019 to our NEOs determined in accordance with ASC 718. The dollar amounts for the SAR awards reflect the impact of estimated forfeitures and assume a risk-free interest rate of 2.44%, a volatility rate ranging from 34.93% to 35.03% and an expected term of 7.0 years. The 2018 dollar amounts shown in the “Option Awards” column reflect the grant date fair value of SAR awards approved in 2018 to our NEOs determined in accordance with ASC 718. The dollar amounts for the SAR awards reflect the impact of estimated forfeitures and assume a risk-free interest rate ranging from 2.92% to 3.05%, a volatility rate of ranging from 32.00% to 32.95% and an expected term of 7.0 years. The 2017 dollar amounts shown in the “Option Awards” column reflect the grant date fair value of SAR awards approved in 2017 and granted on January 2, 2018 to our NEOs determined in accordance with ASC 718. The dollar amounts for the SAR awards reflect the impact of estimated forfeitures and assume a risk-free interest rate of 2.34%, a volatility rate ranging from 35.46% to 36.61% and an expected term of 6.4 years. For a further description of the assumptions used in these calculations, see Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2019, which are included in the 2019 10-K.

(3)
The dollar amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash payments earned by the NEOs under the 2019 Annual Bonus Program. The compensation committee determined the final award amounts at its February 21, 2020 meeting. The awards were paid out in March 2020. The dollar amounts in the “Non-Equity Incentive Plan Compensation” column also reflect the cash payments earned by the NEOs under the 2018 Annual Bonus Program. The compensation committee determined the final award amounts at its February 20, 2019 meeting. The awards were paid out in March 2019.

(4)
The dollar amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column reflect the above-market value of accrued interest on compensation previously deferred by the applicable NEO under our Deferred Compensation Plan. The above-market value of accrued interest is that portion of the accrued interest equal to the amount that exceeds 120% of the applicable federal long-term rate (with compounding) at the time the interest rate under the Deferred Compensation Plan was set.

(5)	The following table provides additional information about the 2019 amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above:

Name	401(k) Plan ($)(a)	Life Insurance ($)(b)	Meals ($)(b)	Airplane Usage ($)(b)	Miscellaneous ($)(b)	Total ($)
Balan Nair	19,000	547	1,979	51,391	13,996	86,913
Christopher Noyes	19,000	547	1,979	—	3,087	24,613
Betzalel Kenigsztein	19,000	547	1,979	34	12,556	34,116
Vivek Khemka	19,000	334	1,979	68	3,377	24,758
John Winter	19,000	547	1,979	55	8,850	30,431
(a)Represents matching employer contributions made under the Liberty Latin America 401(k) Savings and Stock Ownership Plan. Under such plan, participants may make contributions annually, subject to U.S. federal limits, and Liberty Latin America makes a matching contribution equal to 100% of the participant’s contribution up to the lesser of the federal limit on contributions or 10% of their cash compensation (excluding awards under Liberty Latin America’s incentive plans). Voluntary catch-up contributions permitted under U.S. federal law for persons age 50 or older, however, are not matched.
(b)Amounts reflect the following:

•	Premiums for term life insurance under our group term life insurance benefit plan for U.S. employees.

•	Payments made on behalf of Messrs. Nair, Noyes, Kenigsztein, Winter and Khemka under our executive health plan.

•	Payments made on behalf of Messrs. Nair, Noyes, Kenigsztein, Winter and Khemka related to Liberty Latin America’s on-site cafeteria.

•
Our aggregate incremental cost attributable to personal use of our aircraft or having a personal guest on a business flight by each of the following NEOs is: Mr. Nair ($51,391) and immaterial amounts for Messrs.

Kenigsztein, Winter, and Khemka. Aggregate incremental cost for personal use of our aircraft is determined on a per flight basis and includes fuel, oil, lubricants, hourly costs of aircraft maintenance for the applicable number of flight hours, in-flight food and beverage services, trip-related hangar and tie down costs, landing and parking fees, travel expenses for crew and other variable costs specifically incurred. Aggregate incremental cost for a personal guest is determined based on our average direct variable costs per passenger for fuel and in-flight food and beverage services, plus, when applicable, customs and immigration fees specifically incurred.

•	During 2019, Messrs. Nair, Noyes, Kenigsztein, Winter and Khemka used sporting and concert event tickets that resulted in no incremental cost to us.

(6)	Mr. Khemka joined our company in September 2018.

Grants of Plan-Based Awards
The table below sets forth certain information concerning the grants of equity based awards and the annual performance bonus awards approved and granted to our NEOs under the Incentive Plan during the year ended December 31, 2019, as described above in —Compensation Discussion and Analysis—Elements of Our Compensation Packages.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock & Option Awards ($)
Name	Grant Date	Board/ Committee Action Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(1)	Target (#)(1)	Maximum (#)(1)
Balan Nair
	03/13/2020	02/20/2019	700,000	1,400,000	1,400,000	—	—	—	—	—	—	—
LILA	03/15/2019	02/20/2019	—	—	—	—	—	—	5,068		—	101,360
	04/01/2019	02/20/2019	—	—	—	—	—	—	—	122,827	19.91	965,977
	07/17/2019	02/20/2019	—	—	—	36,495	72,989	109,483	—	—	—	1,237,893
	03/13/2020	02/20/2020	—	—	—	$393,750	$787,500	$1,137,500	—	—	—	—
LILAK	03/15/2019	02/20/2019	—	—	—	—	—	—	10,136	—	—	202,720
	04/01/2019	02/20/2019	—	—	—	—	—	—	—	245,654	20.03	1,966,987
	07/17/2019	02/20/2019	—	—	—	72,929	145,978	218,967	—	—	—	2,487,465
	03/13/2020	02/20/2020	—	—	—	$787,500	$1,575,000	$2,275,000	—	—	—	—
Christopher Noyes
LILA	03/15/2019	2/20/2019	—	—	—	—	—	—	1,570	—	—	31,400
	03/20/2019	2/20/2019	—	—	—	—	—	—	4,186	—	—	83,804
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	28,345	19.91	222,920
	07/17/2019	2/20/2019	—	—	—	8,422	16,844	25,266	—	—	—	285,674
	03/13/2020	2/20/2020	—	—	—	—	$375,000	$475,000	—	—	—	—
LILAK	03/15/2019	2/20/2019	—	—	—	—	—	—	3,140	—	—	62,800
	03/20/2019	2/20/2019	—	—	—	—	—	—	8,372	—	—	167,607
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	56,690	20.03	453,925
	07/17/2019	2/20/2019	—	—	—	16,844	33,688	50,532	—	—	—	574,044
	03/13/2020	2/20/2020	—	—	—	—	$750,000	$950,000	—	—	—	—
Betzalel Kenigsztein
	03/13/2020	2/20/2019	—	700,000	700,000	—	—	—	—	—	—	—
LILA	03/15/2019	2/20/2019	—	—	—	—	—	—	347	—	—	6,940

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock & Option Awards ($)
Name	Grant Date	Board/ Committee Action Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(1)	Target (#)(1)	Maximum (#)(1)
	03/20/2019	2/20/2019	—	—	—	—	—	—	5,023	—	—	100,560
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	28,345	19.91	222,920
	07/17/2019	2/20/2019	—	—	—	8,422	16,844	25,266	—	—	—	285,674
	03/13/2020	2/20/2020	—	—	—	—	$112,500	$212,500	—	—	—	—
LILAK	03/15/2019	2/20/2019	—	—	—	—	—	—	694	—	—	13,880
	03/20/2019	2/20/2019	—	—	—	—	—	—	10,046	—	—	201,121
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	56,690	20.03	453,925
	07/17/2019	2/20/2019	—	—	—	16,844	33,688	50,532	—	—	—	574,044
	03/13/2020	2/20/2020	—	—	—	—	$225,000	$425,000	—	—	—	—
John Winter
LILA	03/15/2019	2/20/2019	—	—	—	—	—	—	1,002	—	—	20,040
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	23,621	19.91	185,768
	07/17/2019	2/20/2019	—	—	—	7,018	14,036	21,054	—	—	—	238,051
	03/13/2020	2/20/2020	—	—	—	—	$375,000	$475,000	—	—	—	—
LILAK	03/15/2019	2/20/2019	—	—	—	—	—	—	2,004	—	—	40,080
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	47,242	20.03	378,274
	07/17/2019	2/20/2019	—	—	—	14,036	28,072	42,108	—	—	—	478,347
	03/13/2020	2/20/2020	—	—	—	—	$750,000	$950,000	—	—	—	—
Vivek Khemka
	03/13/2020	2/20/2019	—	250,000	250,000	—	—	—	—	—	—	—
LILA	03/15/2019	2/20/2019	—	—	—	—	—	—	102	—	—	2,040
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	28,345	19.91	222,920
	07/17/2019	2/20/2019	—	—	—	8,422	16,844	25,266	—	—	—	285,674
	03/13/2020	2/20/2019	—	—	—	—	$281,250	$381,250	—	—	—	—
LILAK	03/13/2020	2/20/2019	—	—	—	—	—	—	204	—	—	4,080
	04/01/2019	2/20/2019	—	—	—	—	—	—	—	56,690	20.03	453,925
	07/17/2019	2/20/2019	—	—	—	16,844	33,688	50,532	—	—	—	574,044
	03/13/2020	2/20/2019	—	—	—	—	$562,500	$762,500	—	—	—	—

(1)
On February 20, 2019, our compensation committee approved the 2019 Annual Bonus Program, and pursuant to the SHIP, our NEOs could elect to receive up to 100% of their annual performance awards in LILA and LILAK shares in lieu of cash. A participant who elects to receive shares in respect to their annual cash performance award will also receive RSUs equal to 12.5% of the gross number of shares earned under the annual performance award, as further described above in “Compensation Discussion and Analysis-Elements of Our Compensation Packages.”  These RSUs vest in full on March 1, 2021 provided that the NEO hold all of the shares issued in respect of the 2019 Annual Bonus Program through that period. In addition, the compensation committee also adopted the Recognition Bonus Program, whereby high performers within the company are eligible to receive, based on personal performance, a payout over the annual calculated bonus amount, subject to the compensation committee’s approval of any recognition award for the NEOs. For the 2019 Annual Bonus, Mr. Nair and Mr. Noyes both received the Recognition Bonus, providing for a total bonus payout of 130% of the annual calculated bonus amount; the additional 30% was paid in the form of LILA and LILAK shares in lieu of cash, with no holding restrictions.

(2)
In March 2019, our compensation committee made a one-time grant of RSUs (the 2019 RSUs) to the participants in the 2017 PSU program. The 2019 RSUs vested in two-equal installments on April 1, 2019 and the balance on October 1, 2019, and the number of 2019 RSUs is equal to 50% of the target 2017 PSUs. The compensation committee made the grants to recognize the hard work, dedication and confidence the compensation committee and management has in the employees who participated in the 2017 PSU program, and such employees will be instrumental in the growth of the company going forward.

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth certain information concerning options, SARs and restricted shares or RSUs held by our NEOs at December 31, 2019.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Balan Nair
LILA	5/1/2013	1,880	—		31.91	5/1/2020	—		—	—		—
	5/1/2013	4,692	—		35.44	5/1/2020	—		—	—		—
	6/24/2013	8,531	—		30.02	6/24/2020	—		—	—		—
	6/24/2013	21,296	—		33.35	6/24/2020	—		—	—		—
	5/1/2014	3,360	—		35.06	5/1/2021	—		—	—		—
	5/1/2014	8,389	—		38.94	5/1/2021	—		—	—		—
	5/1/2015	6,534	—		50.55	5/1/2022	—		—	—		—
	5/1/2015	2,627	—		45.52	5/1/2022	—		—	—		—
	5/1/2016	6,608	944	(1)	39.48	5/1/2023	—		—	—		—
	5/1/2016	2,647	379	(1)	37.53	5/1/2023	—		—	—		—
	5/1/2017	4,450	2,670	(2)	21.43	5/1/2024	—		—	—		—
	1/2/2018	66,666	133,334	(3)	21.58	1/2/2025	—		—	—		—
	5/1/2018	43,402	72,338	(4)	18.63	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	62,894	(8)	1,213,854
	3/15/2019	—	—		—	—	5,068	(7)	97,812	—		—
	4/1/2019	15,353	107,474	(6)	19.91	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	72,989	(9)	1,408,688

LILAK	5/1/2013	1,872	—		33.35	5/1/2020	—		—	—		—
	5/1/2013	3,744	—		31.14	5/1/2020	—		—	—		—
	5/1/2013	4,670	—		36.44	5/1/2020	—		—	—		—
	5/1/2013	9,343	—		34.03	5/1/2020	—		—	—		—
	6/24/2013	8,492	—		31.37	6/24/2020	—		—	—		—
	6/24/2013	16,985	—		29.66	6/24/2020	—		—	—		—
	6/24/2013	21,205	—		34.29	6/24/2020	—		—	—		—
	6/24/2013	42,390	—		32.42	6/24/2020	—		—	—		—
	5/1/2014	6,690	—		35.37	5/1/2021	—		—	—		—
	5/1/2014	16,694	—		38.65	5/1/2021	—		—	—		—
	5/1/2015	5,359	—		46.52	5/1/2022	—		—	—		—
	5/1/2015	13,176	—		50.84	5/1/2022	—		—	—		—
	5/1/2016	5,295	757	(1)	40.61	5/1/2023	—		—	—		—
	5/1/2016	13,217	1,889	(1)	39.71	5/1/2023	—		—	—		—
	5/1/2017	8,900	5,340	(2)	21.84	5/1/2024	—		—	—		—
	1/2/2018	133,333	266,667	(3)	21.39	1/2/2025	—		—	—		—
	5/1/2018	86,805	144,675	(4)	18.24	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	125,788	(8)	2,447,834
	3/15/2019	—	—		—	—	10,136	(7)	197,247	—		—

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	4/1/2019	30,706	214,948	(6)	20.03	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	145,978	(9)	2,840,732

Christopher Noyes
LILA	5/1/2013	536	—		31.91	5/1/2020	—		—	—		—
	5/1/2013	1,339	—		35.44	5/1/2020	—		—	—		—
	6/24/2013	787	—		30.02	6/24/2020	—		—	—		—
	6/24/2013	1,965	—		33.35	6/24/2020	—		—	—		—
	5/1/2014	672	—		35.06	5/1/2021	—		—	—		—
	5/1/2014	1,677	—		38.94	5/1/2021	—		—	—		—
	5/1/2015	525	—		45.52	5/1/2022	—		—	—		—
	5/1/2015	1,306	—		50.55	5/1/2022	—		—	—		—
	8/1/2015	2,381	—		42.76	8/1/2022	—		—	—		—
	5/1/2016	825	118	(1)	39.48	5/1/2023	—		—	—		—
	5/1/2016	330	48	(1)	37.53	5/1/2023	—		—	—		—
	8/1/2016	9,394	2,168	(5)	34.85	8/1/2023	—		—	—		—
	8/1/2016	—	—		—	—	554	(5)	10,692	—		—
	5/1/2017	8,231	4,939	(2)	21.43	5/1/2024	—		—	—		—
	1/2/2018	3,951	7,903	(3)	21.58	1/2/2025	—		—	—		—
	5/1/2018	10,850	18,085	(4)	18.63	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	15,724	(8)	303,473
	3/15/2019	—	—		—	—	1,570	(7)	30,301	—		—
	4/1/2019	3,543	24,802	(6)	19.91	05/01/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	16,844	(9)	325,089

LILAK	5/1/2013	534	—		33.35	5/1/2020	—		—	—		—
	5/1/2013	1,069	—		31.14	5/1/2020	—		—	—		—
	5/1/2013	1,333	—		36.44	5/1/2020	—		—	—		—
	5/1/2013	2,667	—		34.03	5/1/2020	—		—	—		—
	6/24/2013	783	—		31.37	6/24/2020	—		—	—		—
	6/24/2013	1,567	—		29.66	6/24/2020	—		—	—		—
	6/24/2013	1,957	—		34.29	6/24/2020	—		—	—		—
	6/24/2013	3,912	—		34.42	6/24/2020	—		—	—		—
	5/1/2014	1,338	—		35.37	5/1/2021	—		—	—		—
	5/1/2014	3,338	—		38.65	5/1/2021	—		—	—		—
	5/1/2015	1,071			46.52	5/1/2022	—		—	—		—
	5/1/2015	2,634	—		50.84	5/1/2022	—		—	—		—
	8/1/2015	4,762	—		42.55	8/1/2022	—		—	—		—
	5/1/2016	661	95	(1)	40.61	5/1/2023	—		—	—		—
	5/1/2016	1,652	236	(1)	39.71	5/1/2023	—		—	—		—
	8/1/2016	18,788	4,336	(5)	35.24	8/1/2023	—		—	—		—
	8/1/2016	—	—		—	—	1,108	(5)	21,562	—		—
	5/1/2017	16,462	9,878	(2)	21.84	5/1/2024	—		—	—		—

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	1/2/2018	7,902	15,806	(3)	21.39	1/2/2025	—		—	—		—
	5/1/2018	21,701	36,169	(4)	18.24	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	31,448	(8)	611,978
	3/15/2019	—	—		—	—	3,140	(7)	61,104	—		—
	4/1/2019	7,086	49,604	(6)	20.03	05/01/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	33,688	(9)	655,568

Betzalel Kenigsztein
LILA	5/1/2013	295	—		31.91	5/1/2020	—		—	—		—
	5/1/2013	738	—		35.44	5/1/2020	—		—	—		—
	6/24/2013	393	—		30.02	6/24/2020	—		—	—		—
	6/24/2013	982	—		33.35	6/24/2020	—		—	—		—
	5/1/2014	672	—		35.06	5/1/2021	—		—	—		—
	5/1/2014	1,677	—		38.94	5/1/2021	—		—	—		—
	5/1/2015	525	—		45.52	5/1/2022	—		—	—		—
	5/1/2015	1,306	—		50.55	5/1/2022	—		—	—		—
	8/1/2015	2,381	—		42.76	8/1/2022	—		—	—		—
	5/1/2016	397	57	(1)	37.53	5/1/2023	—		—	—		—
	5/1/2016	990	142	(1)	39.48	5/1/2023	—		—	—		—
	8/1/2016	11,271	2,602	(5)	34.85	8/1/2023	—		—	—		—
	8/1/2016	—	—		—	—	665	(5)	12,835	—		—
	5/1/2017	9,878	5,928	(2)	21.43	5/1/2024	—		—	—		—
	1/2/2018	3,951	7,903	(3)	21.58	1/2/2025	—		—	—		—
	5/1/2018	10,850	18,085	(4)	18.63	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	15,724	(8)	303,473
	3/15/2019	—	—		—	—	347	(7)	6,697	—		—
	4/1/2019	3,543	24,802	(6)	19.91	05/01/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	16,844	(9)	325,089

LILAK	5/1/2013	294	—		33.35	5/1/2020	—		—	—		—
	5/1/2013	588	—		31.14	5/1/2020	—		—	—		—
	5/1/2013	734	—		36.44	5/1/2020	—		—	—		—
	5/1/2013	1,469	—		34.03	5/1/2020	—		—	—		—
	6/24/2013	391	—		31.37	6/24/2020	—		—	—		—
	6/24/2013	783	—		29.66	6/24/2020	—		—	—		—
	6/24/2013	978	—		34.29	6/24/2020	—		—	—		—
	6/24/2013	1,956	—		32.42	6/24/2020	—		—	—		—
	5/1/2014	1,338	—		35.37	5/1/2021	—		—	—		—
	5/1/2014	3,338	—		38.65	5/1/2021	—		—	—		—
	5/1/2015	1,071	—		46.52	5/1/2022	—		—	—		—
	5/1/2015	2,634	—		50.84	5/1/2022	—		—	—		—
	8/1/2015	4,762	—		42.55	8/1/2022	—		—	—		—
	5/1/2016	1,982	284	(1)	39.71	5/1/2023	—		—	—		—

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	5/1/2016	794	114	(1)	40.61	5/1/2023	—		—	—		—
	8/1/2016	22,543	5,203	(5)	35.24	8/1/2023	—		—	—		—
	8/1/2016	—	—		—	—	1,330	(5)	25,882	—		—
	5/1/2017	19,757	11,855	(2)	21.84	5/1/2024	—		—	—		—
	1/2/2018	7,902	15,806	(3)	21.39	1/2/2025	—		—	—		—
	5/1/2018	21,701	36,169	(4)	18.24	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	31,448	(8)	611,978
	3/15/2019	—	—		—	—	694	(7)	13,505	—		—
	4/1/2019	7,086	49,604	(6)	20.03	05/01/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	33,688	(9)	655,568

John Winter
LILA	7/18/2013	393	—		35.01	6/24/2020	—		—	—		—
	7/18/2013	982	—		38.88	6/24/2020	—		—	—		—
	8/1/2013	203	—		34.88	8/1/2020	—		—	—		—
	8/1/2013	507	—		38.74	8/1/2020	—		—	—		—
	5/1/2014	441	—		35.06	5/1/2021	—		—	—		—
	5/1/2014	1,101	—		38.94	5/1/2021	—		—	—		—
	5/1/2015	394	—		45.52	5/1/2022	—		—	—		—
	5/1/2015	980	—		50.55	5/1/2022	—		—	—		—
	5/1/2016	397	57	(1)	37.53	5/1/2023	—		—	—		—
	5/1/2016	990	142	(1)	39.48	5/1/2023	—		—	—		—
	5/1/2017	667	401	(2)	21.43	5/1/2024	—		—	—		—
	1/2/2018	3,951	7,903	(3)	21.58	1/2/2025	—		—	—		—
	5/1/2018	9,042	15,070	(4)	18.63	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	13,102	(8)	252,869
	3/15/2019	—	—		—	—	1,002	(7)	19,339	—		—
	4/1/2019	2,952	20,669	(6)	19.91	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	14,036	(9)	270,895

LILAK	7/18/2013	392	—		36.60	6/24/2020	—		—	—		—
	7/18/2013	784	—		34.76	6/24/2020	—		—	—		—
	7/18/2013	978	—		39.99	6/24/2020	—		—	—		—
	7/18/2013	1,956	—		37.98	6/24/2020	—		—	—		—
	8/1/2013	202	—		36.46	8/1/2020	—		—	—		—
	8/1/2013	505	—		39.85	8/1/2020	—		—	—		—
	8/1/2013	588	—		34.65	8/1/2020	—		—	—		—
	8/1/2013	1,468	—		37.86	8/1/2020	—		—	—		—
	5/1/2014	1,003	—		35.37	5/1/2021	—		—	—		—
	5/1/2014	2,504	—		38.65	5/1/2021	—		—	—		—
	5/1/2015	803	—		46.52	5/1/2022	—		—	—		—
	5/1/2015	1,976	—		50.84	5/1/2022	—		—	—		—
	5/1/2016	794	114	(1)	40.61	5/1/2023	—		—	—		—

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	5/1/2016	1,982	284	(1)	39.71	5/1/2023	—		—	—		—
	5/1/2017	1,335	801	(2)	21.84	5/1/2024	—		—	—		—
	1/2/2018	7,902	15,806	(3)	21.39	1/2/2025	—		—	—		—
	5/1/2018	18,084	30,140	(4)	18.24	5/1/2025	—		—	—		—
	7/18/2018	—	—		—	—	—		—	26,204	(8)	509,930
	3/15/2019	—	—		—	—	2,004	(7)	38,998	—		—
	4/1/2019	5,905	41,337	(6)	20.03	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	28,072	(9)	546,281

Vivek Khemka
LILA	11/1/2018	7,701	23,106	(10)	18.15	11/2/2025	—		—	—		—
	11/1/2018	—	—		—	—	—		—	15,723	(8)	303,454
	3/15/2019	—	—		—	—	102	(7)	1,969	—		—
	4/1/2019	3,543	24,802	(6)	19.91	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	16,844	(9)	325,089

LILAK	11/1/2018	15,403	46,211	(10)	18.30	11/2/2025	—		—	—		—
	11/1/2018	—	—		—	—	—		—	31,446	(8)	611,939
	3/15/2019	—	—		—	—	204	(7)	3,970	—		—
	4/1/2019	7,086	49,604	(6)	20.03	5/1/2026	—		—	—		—
	7/17/2019	—	—		—	—	—		—	33,688	(9)	655,568

(1)	Vests in 2 equal remaining quarterly installments from February 1, 2020 to May 1, 2020.

(2)	Vests in 6 equal remaining quarterly installments from February 1, 2020 to May 1, 2021.

(3)	Vests in 2 equal remaining annual installments on each of March 15, 2020 and March 15, 2021.

(4)	Vests in 10 equal remaining quarterly installments from February 1, 2020 to May 1, 2022.

(5)	Vests in 3 equal remaining quarterly installments from February 1, 2020 to August 1, 2020.

(6)	Vests in 14 equal remaining quarterly installments from February 1, 2020 to May 1, 2023.

(7)	Vests on March 1, 2020.

(8)	Represents the earned number of LILA and LILAK shares in respect of the 2018 PSUs. The 2018 PSUs vest in two equal installments on April 1, 2020 and October 1, 2020, respectively.

(9)
Represents the target number of LILA and LILAK shares underlying 2019 PSUs that may be earned by each of our NEOs. If earned, the 2019 PSUs vest in two equal installments on April 1, 2021 and October 1, 2021, respectively.

(10)	Vests in 12 equal remaining quarterly installments from February 1, 2020 to November 1, 2022.

Option Exercises and Stock Vested
The table below sets forth certain information concerning each exercise of options or SARs by, and each vesting of restricted shares or RSUs of, our named executive officers during the year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)

Balan Nair
LILA	—	—	8,445	154,415
LILAK	—	—	16,890	309,675
Christopher Noyes
LILA	—	—	5,980	109,398
LILAK	—	—	11,959	219,162
Betzalel Kenigsztein
LILA	—	—	7,175	131,265
LILAK	—	—	14,351	263,004
John Winter
LILA	—	—	1,266	23,149
LILAK	—	—	2,532	46,424
Vivek Khemka
LILA	—	—	1,240	21,799
LILAK	—	—	2,480	43,326

(1)	Includes shares withheld in payment of withholding taxes at election of holder.
Employment and Other Agreements
On November 1, 2017, Liberty Latin America and LiLAC Communications Inc., a Delaware corporation (Liberty LA), entered into a multi-year employment agreement (the Nair Agreement) with Mr. Nair, pursuant to which Mr. Nair serves as President and CEO of us and Liberty LA. Effective July 24, 2019, we entered into employment agreements with Messrs. Noyes, Kenigsztein, Khemka and Winter (the Officers). Each of our NEOs also holds equity awards granted under the Incentive Plan. These plans are described below under “Incentive Plans.”
Summary of the Nair Agreement
The Nair Agreement is dated November 1, 2017 but is effective as of December 29, 2017 and has an initial term ending on the fifth anniversary of that effective date. After the initial term, the Nair Agreement automatically renews for successive one-year terms unless we, Liberty LA or Mr. Nair provide at least 180 days’ prior written notice of their respective intention not to renew the term. Notwithstanding the foregoing, the Nair Agreement and Mr. Nair’s employment may be terminated at any time during the initial five-year term or a renewal term.
Mr. Nair’s initial base salary in the Nair Agreement was $1.25 million, and was $1.25 million in 2019. Mr. Nair is eligible to earn an annual bonus each year. The target annual bonus for 2019 was $3.5 million. There is no guaranteed bonus amount. The actual amount paid to Mr. Nair will depend on the achievement of qualitative and quantitative performance objectives, which will be determined each year by our compensation committee. See Annual Performance Awards above. The Nair Agreement provided for a SAR award based on 200,000 Class A common shares and 400,000 Class C common shares to be granted no later than 15 days after the Nair Agreement effective date (the CEO SAR Award). The CEO SAR Award was granted effective on January 2, 2018.
During the term of the Nair Agreement, Mr. Nair is entitled to participate in our equity compensation programs on the same basis as our other executives. Pursuant to these programs, Mr. Nair will be entitled to receive grants of annual equity awards

(the Annual Equity Awards) in the form of PSUs, SARs, or other forms of equity as determined by our compensation committee. The target value of these Annual Equity Awards was $6.5 million for 2019.
In its sole discretion, our compensation committee may annually increase Mr. Nair’s base salary, target annual bonus, or target Annual Equity Award value but may not reduce any of these amounts.
In addition to participating in U.S. employee benefit plans and arrangements sponsored by Liberty LA for the benefit of its senior executive group, Mr. Nair is entitled to use the company’s aircraft for up to 50 hours of personal use per year, in accordance with the terms of an aircraft time sharing agreement with Liberty LA. See Aircraft Policy below.
If Mr. Nair’s employment is terminated as a result of his death, Mr. Nair’s heirs will be entitled to receive (1) an amount equal to a pro rata portion of the annual bonus Mr. Nair would have received for the calendar year of his termination, which shall be based on actual performance results as determined by our compensation committee and shall be paid at the same time that such bonuses are paid to active executives as if Mr. Nair’s employment had not terminated until such date and (2) severance equal to one times his annual base salary in substantially equal payments over the 12-month period commencing on the 60th day following the date of termination. In addition, upon a termination due to death, the Nair Agreement provides for six months of continued vesting of his equity awards following his death.
If Mr. Nair’s employment is involuntarily terminated by Liberty LA without cause, due to disability, or for good reason (as those terms are defined in the Nair Agreement) in addition to the prorated annual bonus described in the foregoing paragraph, (1) Mr. Nair and his family will continue to receive coverage under Liberty LA’s group health benefits plan subject to the terms of such plan or receive COBRA continuation of the group health benefits with premiums paid or reimbursed by Liberty LA for a period ending on the earlier of (x) the one year anniversary of the executive’s date of termination and (y) the date that he obtains similar coverage from a subsequent employer and (2) Mr. Nair will be entitled to severance equal to two times his annual base salary in substantially equal payments over the 12-month period commencing on the 60th day following the date of termination; provided, however, that if Mr. Nair’s termination is due to a disability, such severance amount shall be reduced by the amount of disability benefits Mr. Nair receives pursuant to any employee benefit plans maintained by Liberty LA. In addition, upon an involuntary termination by Liberty LA without cause or a termination for good reason, the Nair Agreement provides for 12 months of continued vesting of his equity awards following such a termination, and upon a termination due to disability the Nair Agreement provides for six months of continued vesting.
If Mr. Nair is terminated for cause (as defined in the Nair Agreement) or if he resigns (other than for good reason (as defined in the Nair Agreement)), Mr. Nair will not be entitled to any severance or other benefits under the Nair Agreement.
Pursuant to the Nair Agreement, Mr. Nair is subject to customary restrictive covenants, including those relating to non-solicitation, noninterference, non-competition and confidentiality, during the term of the Nair Agreement and, depending on the circumstances of termination, for a period of up to one year thereafter.
Mr. Nair has agreed to waive any rights he would have under any agreement to a gross-up for any taxes associated with a parachute payment.
Summary of the Employment Agreements with Messrs. Noyes, Kenigsztein, Khemka and Winter
The Officers have each entered into employment agreements effective July 24, 2019. Each employment agreement provides for an indefinite term continuing until either party provides advance written notice to the other party of their respective intention to terminate employment with the company.
Under their employment agreements, the Officers will each receive a base salary and our CEO or compensation committee may annually increase, but not decrease, each executive’s base salary. The base salaries set forth in the employment agreements for Messrs. Noyes, Kenigsztein, Khemka and Winter were $550,000, $700,000, $625,000 and $500,000, respectively. Each of the Officers will be eligible to earn an annual bonus. The target annual bonus for 2019 for each of Messrs. Noyes, Kenigsztein, Khemka and Winter was $1.0 million. There is no guaranteed bonus amount. The actual amount of the annual bonus paid to the Officers will depend on the achievement of qualitative and quantitative performance objectives, which will be determined each year by our compensation committee. Our compensation committee has the discretion to annually increase or decrease each Officer’s target annual bonus.
In addition, each Officer will participate in our equity compensation programs. Pursuant to these programs, they will each be entitled to receive Annual Equity Awards in the form of PSUs, SARs, or other forms of equity as determined by our compensation committee, with the terms and conditions substantially the same as those for our other senior executive officers. For 2019, the target value of these Annual Equity Awards was $1.5 million for Messrs. Noyes, Kenigsztein, and Khemka and $1.25 million for Mr. Winter. Our compensation committee has the discretion to annually increase or decrease each Officer’s Annual Equity Award value.
If an Officer’s employment is terminated as a result of death, the Officer’s heirs will be entitled to receive (1) an amount equal to a pro rata portion of the annual bonus he would have received for the calendar year of termination, which shall be based on the number of days he was employed by our company during the calendar year of termination and actual performance results as determined by the compensation committee and shall be paid at the same time that such bonuses are paid to active executive officers as if his employment had not terminated until such date and (2) cash severance equal to one times his annual base salary in a single lump sum on the 60th day following the date of termination.
If the company terminates the employment of an Officer without cause, due to his disability, or if he voluntarily terminates employment for good reason (as those terms are defined in the Officer’s respective employment agreement), in addition to the prorated annual bonus described in the foregoing paragraph, (1) the Officer and his family will continue to receive coverage under the company’s group health benefits plan subject to the terms of such plan or receive COBRA continuation of the group health benefits with premiums no higher than those applicable to active senior executive employees of the company for a period ending on the earlier of (x) the one year anniversary of the executive’s date of termination and (y) the date that he obtains similar coverage from a subsequent employer and (2) the executive will be entitled to cash severance equal to one times the annual base salary in substantially equal installment payments over the 12-month period commencing on the 60th day following the date of termination; provided, however, that if his termination is due to a disability, such severance amount shall be reduced by the amount of disability benefits he receives pursuant to any employee benefit plans maintained by the company during the period of such installment payments.
If an Officer is terminated for cause (as defined in the Officer’s respective employment agreement) or if he resigns other than for good reason (as defined in his respective employment agreement), he will not be entitled to any severance or other benefits under the employment agreement.
Pursuant to their respective employment agreements, the Officers are subject to customary restrictive covenants, including those relating to non-solicitation, noninterference, non-competition and confidentiality, during the term of the employment agreement and, depending on the circumstances of termination, for a period of up to one year thereafter.
Under their respective employment agreements, the Officers have each agreed to waive any rights to a gross-up for any taxes associated with a parachute payment.
Aircraft Policy
Our policy for the personal use of our aircraft by members of our Board, our CEO or Chief Legal Officer and such other officers as may be approved by our CEO was established in 2018. The policy allows non-employee directors to use our aircraft for personal flights, subject to availability, without charge. The policy requires each user who is an officer to lease the corporate aircraft for personal use pursuant to an aircraft time sharing agreement and to pay us an amount equal to the aggregate incremental cost of each flight up to certain limits established under the U.S. Federal Aviation Administration rules. Incremental costs may include fuel, oil, lubricants and other additives, hangar and tie down costs away from aircraft home airport, travel expenses for crew, landing and parking fees, customs and immigration fees, insurance obtained for a specific flight, in-flight food and beverage services, ground transportation, de-icing fees and flight planning and weather contract services. With approval, family members or guests may join an executive or senior officer or director on a business flight without charge for these additional passengers. Also, on limited occasions, we may allow a business-related flight to land at an airport other than its destination to drop off or pick up a passenger for personal convenience without requiring reimbursement of our incremental cost.
Pursuant to the terms of his employment agreement, Mr. Nair is allowed 50 annual flight hours for personal use of our aircraft. If Mr. Nair’s personal use of our aircraft exceeds 50 annual flight hours for a relevant calendar year, he will also be obligated to pay us the aggregate incremental cost of such usage over his allotted 50 annual flight hours.
For U.S. tax reporting purposes, when family members or guests of a director or executive or senior officer travel on business flights, the value of such personal use, determined using a method based on SIFL rates as published by the IRS, is imputed as income to such director or executive or senior officer. A director or executive or senior officer will also have imputed income based on SIFL rates for a personal flight, less any amounts reimbursed to us. In accordance with applicable tax rules and regulations, such imputed income is included in taxable income for the applicable director or executive or senior officer.

Notwithstanding the policy, we and the flight crew retain the authority to determine when a flight may be cancelled or changed for safety or maintenance reasons.
Incentive Plans
Effective December 29, 2017, our Board adopted the Incentive Plan, the Liberty Latin America 2018 Nonemployee Director Incentive Plan (the Director Plan) and the Liberty Latin America Transitional Share Conversion Plan (the Transition Plan). We may generally grant non-qualified share options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under either the Incentive Plan or the Director Plan. Common shares issuable pursuant to awards made under the Incentive Plan or the Director Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. These awards may be granted at or above fair value in any class of our common shares. The maximum number of common shares of Liberty Latin America with respect to which awards may be issued under the Incentive Plan and the Director Plan is 25 million (of which no more than 10 million shares may consist of Class B common shares) and 5 million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. While awards of SARs were approved in late 2017 and not granted until January 2, 2018, as of December 31, 2017, no awards were outstanding under the Incentive Plan or the Director Plan.
Prior to 2020, awards (other than performance-based awards) under the Incentive Plan are expected to generally (1) vest 12.5% on the six month anniversary of the grant date, and 6.25% quarterly thereafter and (2) expire seven years after the grant date. Commencing in 2020, awards (other than performance-based awards) under the Incentive Plan are expected to generally (1) vest 33.34% on the twelve month anniversary of the grant date, and 33.33% yearly thereafter and (2) expire seven years after the grant date. PSUs under the Incentive Plan are expected to be subject to a two-year performance period and vest subject to continued employment through the applicable vesting date during the year following the end of the performance period. Awards of RSUs under the Director Plan generally vest in full on the first anniversary of the grant date, provided the director continues to serve as director immediately prior to the vesting date.
In connection with the Split-Off, awards with respect to LiLAC Shares were automatically cancelled and replaced with awards with respect to our common shares. The Transition Plan was adopted to provide for these replacement grants. The maximum number of common shares of Liberty Latin America with respect to which awards may be issued under the Transition Plan is 10,116,012. Replacement awards under the Transition Plan are of the same class and number as, and remain subject, to all the terms and conditions of, the corresponding award of LiLAC Shares. Due to the automatic replacement of awards, as of December 31, 2019, awards with respect to 6,722,521 common shares were outstanding under the Transition Plan.
The Incentive Plan and the Director Plan prohibit our compensation committee or Board, without prior shareholder approval, from repricing outstanding options or SARs. In addition, it is our policy that, except for anti-dilution adjustments provided by the Incentive Plan and the Director Plan in connection with corporate transactions, the exercise or base price of common shares for any outstanding option or SAR granted under the Incentive Plan and the Director Plan will not be decreased after the date of grant nor will an outstanding option or SAR granted under the Incentive Plan or the Director Plan be surrendered to our company as consideration for the grant of a new option or SAR with a lower exercise or base price, cash or a new award unless there is prior approval by our shareholders. Any other action that is deemed to be a repricing under any applicable rule of Nasdaq shall be prohibited unless there is prior approval by our shareholders.
Deferred Compensation Plan
The Deferred Compensation Plan was approved by our compensation committee in March 2018 and became effective on May 1, 2018. Officers of Liberty LA, which include our NEOs, who are also U.S. taxpayers, may participate in the Deferred Compensation Plan. Each designated participant may elect to defer all or any portion of his or her (1) annual cash performance award, (2) annual salary up to limits specified by the compensation committee (currently 90%) and (3) award, if any, under a current or future multi-year performance award arrangement.
Cash compensation deferred under the Deferred Compensation Plan will be credited with interest initially at the rate of 8.5% per year, compounded daily (the credited interest fund). In setting the interest rate, our compensation committee reviews data on the implied yields of our significant bank debt and outstanding bonds, as well as credit market conditions. The compensation committee reserved the right to change the interest rate in the future, provided that any decreases in the rate will apply only to deferred elections that become irrevocable after the new rate is set. Deferred equity awards will not be credited with interest, but will be adjusted for splits, combinations, dividends or distributions. If the compensation committee approves the establishment of one or more phantom investment funds for purposes of the Deferred Compensation Plan, a participant may, but will not be obligated to, elect one or more of such phantom investment funds as the measurement fund for the purpose of calculating notional earnings, losses and other relevant amounts to be credited to or deducted from all or a portion of his or her deferred compensation instead of the credited interest fund.
The Deferred Compensation Plan provides our compensation committee with the discretion to terminate the Deferred Compensation Plan within 12 months of certain change in control events and distribute each participant’s account balance. Otherwise, the amount of compensation deferred will be distributed in a lump sum or in up to three installments upon the date or dates selected by the participant, or in up to five equal annual installments, or in a lump sum when the participant ceases to be an employee of our company. At the participant’s request, if the compensation committee determines that such participant has suffered a financial hardship, it may authorize immediate distribution of all or a portion of his or her account balance. The compensation committee has reserved the right to terminate the Deferred Compensation Plan at any time. Such an optional termination will not result in accelerated distributions.
Our NEOs who are U.S. taxpayers are eligible to participate under the Deferred Compensation Plan. Messrs. Nair, Kenigsztein, and Khemka, each a U.S. taxpayer as of December 31, 2019, have deferred compensation under the Deferred Compensation Plan. The table below sets forth certain information concerning the deferred compensation of these officers at year end 2019.

Name	Executive contributions in 2019 ($) (1)	Registrant contributions in 2019 ($)	Aggregate earnings in 2019 ($) (1)	Aggregate withdrawals/ distributions ($)	Aggregate balance at 12/31/19 ($)(1)
Balan Nair	1,269,800		89,136		1,442,774
Betzalel Kenigsztein	238,560		17,231		302,740
Vivek Khemka	25,000		1,015		26,015

(1)
Of these amounts, the following were reported in the “Summary Compensation Table” as 2019 and 2018 salary and above-market earnings that were credited to the named executive officer’s deferred compensation account during 2019 and 2018:

Name	2019 Contribution ($)	2019 Above-market Earnings ($)	2018 Contribution ($)	2018 Above-market Earnings ($)
Balan Nair	1,269,800	48,831	81,731	1,249
Betzalel Kenigsztein	238,560	9,468	45,769	670
Vivek Khemka	25,000	557	—	—
Potential Payments upon Termination or Change in Control
The Termination of Employment Table and the Change in Control Table set forth below reflect the potential payments to our NEOs in connection with termination of their employment or a change in control of us as of December 31, 2019. The Termination of Employment Table assumes that a change in control has not occurred. The Change in Control Table assumes that a change in control has occurred as of December 31, 2019. Certain of our plans and agreements provide benefits upon the occurrence of a change in control without regard to whether employment is terminated, whereas others have a “double trigger” requiring employment to be terminated for benefits to be realized. These are separately reflected in the Change in Control Table.
The amounts provided in the tables are based on the assumptions stated below. The actual amounts may be different at the time of termination or change in control, as the case may be, due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

•
Because the exercise price or base price of each NEO’s options or SARs, respectively, other than certain SARs granted in 2018, was more than the closing market price of LILA and LILAK shares, as applicable, on December 31, 2019, these options and SARs have been excluded from the tables below. The amounts in the tables for the unvested SARs granted in 2018 that vest on an accelerated basis or continue to vest are based on the spread between the base price of the award and the applicable closing market price on December 31, 2019 (the last trading day in 2019).  RSUs and PSUs that would vest on an accelerated basis or continue to vest are valued using the applicable closing market price on December 31, 2019. On December 31, 2019, the closing market price for LILA and LILAK shares was as follows:

•	LILA shares: $19.30

•	LILAK shares: $19.46
The termination provisions of the Nair Agreement and of the employment agreements with each of our other NEOs are described under —Employment and Other Agreements above. The Incentive Plan and the Transition Plan are described under Incentive Plans below. In addition to such descriptions, additional information on the termination and/or change in control provisions of these plans and agreements is provided below.
The Deferred Compensation Plan provides that the amount of compensation deferred will be distributed in a lump sum or in up to three installments upon the date or dates selected by the participant, or in up to five equal annual installments, or in a lump sum when the participant ceases to be an employee of our company, including in each of the termination of employment scenarios described below. The Deferred Compensation Plan also provides for a payout of the account balance when a participant ceases to be an employee due to death or disability.
Termination of Employment
The availability of benefits under our plans or agreements varies with the reason employment terminates as described below.
Voluntary Termination
The executive would retain his vested equity grants under the incentive plans, which must be exercised within the period following termination prescribed by the applicable plan. See —Outstanding Equity Awards at Fiscal Year-End above for amounts in respect of each NEO’s vested equity awards as of December 31, 2019. There would be no other payments or benefits, except with respect to elections made under the Deferred Compensation Plan (as applicable).
Retirement
Except with respect to elections made under the Deferred Compensation Plan (as applicable), no benefits are payable to any of our NEOs in the event of retirement. However, under the Incentive Plan a person who retires with a combined age and years of service of 70 or greater will vest an additional year of unvested SARs and RSUs granted under this plan from the date of retirement. Such benefit is reflected in the “Retirement” column in the Termination of Employment Table below.
Termination for Cause
The executive would not receive any payment or benefit, except with respect to elections made under the Deferred Compensation Plan (as applicable), and typically would forfeit all unexercised equity awards, whether or not vested. The definition of “cause” varies among the plans and agreements, but generally includes (1) dishonesty, incompetence or other misconduct, (2) failure to perform duties and (3) a felony conviction for fraud, embezzlement or other illegal conduct. For purposes of such a termination within 12 months following a change in control event, “cause” is defined to mean only a felony conviction for fraud, embezzlement or other illegal conduct.
Termination Without Cause
The employment agreements entered into with our NEOs provide for benefits in the case of termination by our company without cause including severance equal to two times base salary for Mr. Nair and one times base salary for our other NEOs. See -Employment and Other Agreements above. Mr. Nair’s employment agreement provides for 12 months of continued vesting of his outstanding equity awards upon termination without cause, but the CEO SAR Award contains provisions that supersede his employment agreement. Under the CEO SAR Award granted to Mr. Nair, he would be entitled to continued vesting for six months after termination without cause, and for SARs awarded to our other executives, the employee would be entitled to accelerated vesting of a pro rata portion of that amount of each award that would have vested on the next vesting date, based on the number of full months of the current vesting period that employment continued prior to termination. For the benefits payable under the applicable employment agreement or award agreement and the value of the prorated vesting of awards, if any, see the “By Company Without Cause” column in the Termination of Employment Table below. The PSUs provide that if termination of employment is without cause after June 30 of the first year of the performance period and prior to a change in control event, the compensation committee has the discretion to vest a portion of the earned PSUs determined similar to the provisions for disability as stated below. Because this is discretionary, no amount in respect of the 2018 PSUs or 2019 PSUs is reflected for that occurrence in the “By Company Without Cause” column in the Termination of Employment Table below for our NEOs. The RSUs provide that if termination of employment is without cause and occurs more than six months after the grant date, then the employee would be entitled to accelerated vesting of a pro rata portion of one-third of the unvested amount of each award that would have vested on the next vesting date, based on the number of full months of the current vesting period that employment continued prior to termination.
Death
In the event of death, unless otherwise provided in another agreement, the Incentive Plan provides for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share or RSU awards. Under Mr. Nair’s employment agreement and the CEO SAR Award, death does not result in immediate vesting, but any unvested equity awards will continue to vest through the date that is six months after the date of termination of employment. Except with respect to Mr. Nair, the PSUs provide that, in the event of termination of employment due to death that occurs after June 30 of the first year of the performance period and prior to a change in control during the performance period, the prorated portion of the grantee’s target PSUs, based on the portion of the performance period completed prior to the date of death, will vest. The treatment of Mr. Nair’s PSUs are governed by the award agreements as modified by his employment agreement, which treats his date of termination as occurring six months after the original termination event, see - Employment and Other Agreements above. The underlying common shares will be issued no later than March 15 of the calendar year immediately following the date of death. The value of all these benefits is in the “Death” column in the Termination of Employment Table. For this purpose, the amounts set forth in the table below assume that 100% of the target 2018 PSUs and 2019 PSUs would have been earned on a prorated basis as stated above. No amounts are shown for payments pursuant to life insurance policies, which we make available to all our salaried employees.
Disability
In the event of termination of employment due to disability, unless otherwise provided in another agreement, the Incentive Plan provides for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share or RSU awards. Under Mr. Nair’s employment agreement and the CEO SAR Award, disability does not result in immediate vesting, but any unvested equity award will continue to vest through the date that is six months after the date of termination of employment. Except with respect to Mr. Nair under his employment agreement, the PSUs provide that, if termination of employment due to disability occurs after June 30 of the first year of the performance period and prior to a change in control event during the performance period, the prorated portion of the grantee’s PSUs that would have been earned if the performance period had ended on December 31 of the year in which the disability occurred, will vest and the underlying common shares will be issued no later than March 15 of the following year. The treatment of Mr. Nair’s PSUs are governed by the award agreements as modified by his employment agreement, which treats his date of termination as occurring six months after the original termination event, see -Employment and Other Agreements above. The value of all these benefits is in the “Disability” column in the Termination of Employment Table. For this purpose, the amounts set forth in the table below assume that 100% of the target 2018 PSUs and 2019 PSUs would have been earned on a prorated basis as stated above. No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees. For purposes of the Incentive Plan and the PSUs, “disability” means the inability to engage in any substantial gainful activity by reason of any medically determinable condition that has lasted or can be expected to last for a continuous period of at least 12 months or can be expected to result in death. For purposes of Mr. Nair’s employment agreement, “disability” means his qualification for benefits under our long-term disability plan.
Resignation for Good Reason
The employment agreements with our NEOs provide for benefits in the case of resignation for good reason. See -Employment and Other Agreements above. Under the PSUs, the compensation committee has the discretion to vest a portion of the PSUs similar to the discretionary benefits payable upon termination by our company without cause. Except with respect to Mr. Nair, the compensation committee has the discretion to vest a portion of the RSUs upon a termination for good reason. Otherwise, no payment or benefit is required upon resignation by an executive for good reason absent a change in control. The benefits payable for termination due to good reason under the employment agreements with our NEOs are the same as the benefits payable upon a termination by our company without cause. Good reason includes the assignment of duties materially inconsistent with the NEOs position, authority, duties or responsibilities or an action by us that results in a material diminution in his position, authority, duties or responsibilities, a material breach of the employment agreement by us, a reduction in his base salary or target annual bonus opportunity or relocation of his principal place of employment from the Denver area or, in the case of Mr. Kenigsztein, Panama City, Panama. See the “By Company Without Cause” column in the Termination of Employment Table below. No amount is reflected for the PSUs because any benefit for termination by grantee for good reason is discretionary.

Termination of Employment

Name	By Company Without Cause ($)	Disability ($)	Death ($)	Retirement ($)
Balan Nair
Severance Payment	6,790,650	6,790,650	5,540,650	—
Deferred Compensation (1)	1,442,774	1,442,774	1,442,774	1,442,774
SARs Accelerated	53,992	26,996	26,996	—
2018 PSUs	—	3,661,689	3,661,689	—
2019 PSUs	—	3,179,763	3,179,763	—
RSUs Accelerated	295,059	295,059	295,059	—
Benefits (2)	28,296	28,296	—	—
Total	8,610,771	15,425,227	14,146,931	1,442,774
Christopher Noyes
Severance Payment	1,775,590	1,775,590	1,775,590	—
SARs Accelerated	2,249	33,745	33,745	—
2018 PSUs	—	915,451	915,451	—
2019 PSUs	—	489,650	489,650	—
RSUs Accelerated	26,238	123,659	123,659	—
Benefits (2)	23,564	23,564	—	—
Total	1,827,641	3,361,659	3,338,095	—
Betzalel Kenigsztein
Severance Payment	1,643,000	1,643,000	1,643,000	—
Deferred Compensation (1)	302,740	302,740	302,740	302,740
SARs Accelerated	2,249	33,745	33,745	13,497
2018 PSUs	—	915,451	915,451	915,451
2019 PSUs	—	489,650	489,650	—
RSUs Accelerated	6,035	58,919	58,919	58,919
Benefits (2)	23,564	23,564	—	—
Total	1,977,588	3,467,068	3,443,504	1,290,607
John Winter
Severance Payment	1,443,000	1,443,000	1,443,000	—
SARs Accelerated	1,873	28,121	28,121	—
2018 PSUs	—	762,798	762,798	—
2019 PSUs	—	408,025	408,025	—
RSUs Accelerated	15,215	58,336	58,336	—
Benefits (2)	23,564	23,564	—	—
Total	1,438,652	2,723,845	2,700,281	—
Vivek Khemka
Severance Payment	1,568,000	1,568,000	1,568,000	—
Deferred Compensation (1)	26,015	26,015	26,015	26,015
SARs Accelerated	1,483	26,724	26,724	—
2018 PSUs	—	915,393	915,393	—
2019 PSUs	—	489,650	489,650	—
RSUs Accelerated	1,552	5,938	5,938	—
Benefits (2)	23,564	23,564	—	—
Total	1,620,614	3,055,284	3,031,720	26,015

(1)
Each of Mr. Nair, Mr. Kenigsztein and Mr. Khemka had the right to file an election at the time of his initial deferral to receive distributions under the Deferred Compensation Plan upon his separation from service, including under the termination scenarios in the table above.  For purposes of the tabular presentation above, we have assumed that each of Mr. Nair, Mr. Kenigsztein and Mr. Khemka has elected to receive a lump sum payout of the account balance upon a termination without cause or retirement. The Deferred Compensation Plan provides for a payout of the account balance when a participant ceases to be an employee due to death or disability.

(2)
For Mr. Nair, represents the full estimated cost to maintain health benefits for him and/or his dependents during the 12-month period following his termination. For each other NEO, represents the company’s portion of the cost to maintain health benefits for the NEO and/or his dependents during the 12-month period following his termination, assuming payment of premiums by the NEO.

Change in Control
The Incentive Plan, the PSUs and the CEO SAR Award each provide for various benefits either upon the occurrence of specified change in control events or upon termination of employment following a change in control event.
Change in Control Events
The change in control events vary under the relevant arrangements but generally fall into three categories:

1.
A person or entity, subject to specified exceptions, acquires beneficial ownership of at least 20% of the combined voting power of our outstanding securities ordinarily having the right to vote in the election of directors in a transaction that has not been approved by our Board. We refer to this change in control event as an “Unapproved Control Purchase.”

2.
During any two-year period, persons comprising the Board at the beginning of the period cease to be a majority of the board, unless the new directors were nominated or appointed by two-thirds of the continuing original directors. We refer to this change in control event as a “Board Change.”

3.
Our Board approves certain transactions such as (a) a merger, consolidation or binding share exchange that results in the shareholders of our company prior to the transaction owning less than a majority of the combined voting power of our capital stock after the transaction or in which our common shares are converted into cash, securities or other property, subject to certain exceptions, (b) a plan of liquidation of our company, or (c) a sale of substantially all the assets of our company. We refer to this change in control event as a “Reorganization.”

Under the Incentive Plan, outstanding equity awards will vest in full upon the occurrence of an Unapproved Control Purchase or Board Change and immediately prior to consummation of a Reorganization, unless, in the case of a Reorganization, the compensation committee determines that effective provision has been made for the award to be assumed or replaced with an equivalent award.
The PSUs provide that if any of these change in control events occurs during the performance period and the grant agreements are not continued on the same terms and conditions, in the case of a Board Change or Unapproved Control Purchase, or not continued or assumed on equivalent terms, in the case of a Reorganization, then each grantee will be deemed to have earned his target PSUs, which will vest. The underlying common shares will be issued within 30 days of such change in control event, or immediately prior to a Reorganization. If the grant agreements for the PSUs are continued or assumed, then each grantee will be deemed to have earned his target PSUs or earned PSUs, which will be converted to time-vested RSUs subject to service and vesting requirements in accordance with the grant agreement. The Deferred Compensation Plan provides our compensation committee with the discretion to terminate the Deferred Compensation Plan within 12 months of certain change in control events and distribute each participant’s account balance.
Termination After Change in Control
The PSUs provide that, if a change in control event occurs that does not result in accelerated vesting of such awards, a subsequent termination of employment will accelerate vesting of the earned PSUs if the termination is due to death or disability or is without cause or the participant resigns for good reason. The common shares underlying the vested PSUs will be issued no later than March 15 of the calendar year immediately following the calendar year in which the termination occurred. If the SAR awards, including the CEO SAR Award, are continued after a Reorganization, the awards provide for full vesting if the executive is terminated by us without cause or resigns with good reason within twelve months after the Reorganization.

For purposes of each of the PSUs and the SAR awards other than the CEO SAR Award, “good reason” for a participant to resign following a change in control event requires that one of the following has occurred without the consent of the participant: (1) a material diminution in the participant’s base compensation; (2) a material diminution of his official position or authority; or (3) a required relocation of his principal business office to a different country. For purposes of the CEO SAR Award, “good reason” has the meaning set forth in Mr. Nair’s employment agreement. Additional procedural requirements apply for a resignation to qualify as being for “good reason.”
The “Employment Terminated” columns assume that the executive’s employment is terminated as of December 31, 2019, without cause and include the incremental benefits that would result from such a termination under the employment agreements and equity incentive plans as described under —Termination of Employment above.
280G Tax Gross-Up. Our NEOs have agreed in their employment agreements to waive any rights they would have under any equity or other agreements to any 280G tax gross-up payment from us or Liberty LA.  The grant agreements for the PSUs impose a cap that applies if a benefit is triggered due to a change-of-control event that would be subject to an excise tax pursuant to Section 280G of the Code.  Under the PSUs, if the excise tax can be avoided through a reduction in the amount of “parachute payments” (as defined in Section 280G) required to be provided to the grantee with respect to the PSUs, then the amount of “parachute payments” shall automatically be reduced to the minimum extent necessary to avoid the excise tax.
For purposes of the change-of-control events in the table below, we have assumed that the amounts payable to the NEOs would not exceed the threshold that would subject such amounts to excise taxes pursuant to Section 280G of the Code and that no parachute cap would apply.
Change In Control

	Unapproved Control Purchase /Board Change - Plan Benefits Continued		Reorganization-Plan Benefits Continued	Change in Control - Plan Benefits Not Continued
Name	Employment Terminated ($)	Employment Continues ($)	Employment Terminated ($)	Employment Continues ($)
Balan Nair
Severance Payment	6,790,650	—	6,790,650	—
Deferred Compensation (1)	1,442,774	1,442,774	1,442,774	1,442,774
SARs Accelerated	134,981	134,981	134,981	134,981
2018 PSUs	3,661,689	(2	3,661,689	3,661,689
2019 PSUs	4,249,420	(2	4,249,420	4,249,420
RSUs Accelerated	295,059	295,059	295,059	295,059
Benefits (3)	28,296	—	28,296	—
Total	16,602,869	1,872,814	16,602,869	9,783,923
Christopher Noyes
Severance Payment	1,775,590	—	1,775,590	—
SARs Accelerated	33,745	33,745	33,745	33,745
2018 PSUs	915,451	(2	915,451	915,451
2019 PSUs	980,658	(2	980,658	980,658
RSUs Accelerated	123,659	123,659	123,659	123,659
Benefits (3)	23,564	—	23,564	—
Total	3,852,667	157,404	3,852,667	2,053,513
Betzalel Kenigsztein
Severance Payment	1,643,000	—	1,643,000	—
Deferred Compensation (1)	302,740	302,740	302,740	302,740
SARs Accelerated	33,745	33,745	33,745	33,745
2018 PSUs	915,451	(2	915,451	915,451
2019 PSUs	980,658	(2	980,658	980,658
RSUs Accelerated	58,919	58,919	58,919	58,919

Benefits (3)	23,564	—	23,564	—
Total	3,958,076	395,403	3,958,076	2,291,512
John Winter
Severance Payment	1,443,000	—	1,443,000	—
SARs Accelerated	28,121	28,121	28,121	28,121
2018 PSUs	762,798	(2	762,798	762,798
2019 PSUs	817,176	(2	817,176	817,176
RSUs Accelerated	58,336	58,336	58,336	58,336
Benefits (3)	23,564	—	23,564	—
Total	3,132,995	86,457	3,132,995	1,666,431
Vivek Khemka
Severance Payment	1,568,000	—	1,568,000	—
Deferred Compensation (1)	26,015	26,015	26,015	26,015
SARs Accelerated	26,724	26,724	26,724	26,724
2018 PSUs	915,393	(2	915,393	915,393
2019 PSUs	980,658	(2	980,658	980,658
RSUs Accelerated	5,938	5,938	5,938	5,938
Benefits (3)	23,564	—	23,564	—
Total	3,546,292	58,677	3,546,292	1,954,728

(1)
For purposes of the tabular presentation above, we have assumed that our compensation committee will use its discretion to terminate the Deferred Compensation Plan and distribute each participant’s account balance.

(2)	Although the target PSUs are deemed to be vested, they are not payable until the vesting dates under the grant agreements.

(3)
For Mr. Nair, represents the full estimated cost to maintain health benefits for him and/or his dependents during the 12-month period following his termination. For each other NEO, represents the company’s portion of the cost to maintain health benefits for the NEO and/or his dependents during the 12-month period following his termination, assuming payment of premiums by the NEO.

CEO Pay Ratio
We are a global company that employs approximately 11,000 people (on a full-time, long-term contractors and part-time equivalent basis at year-end 2019) in over 20 countries, with a majority of our work force located outside the U.S. We strive to ensure that every employee is paid at a level reflective of their job responsibilities and is competitive within our peer group and the respective country and local employment markets. We are committed to providing pay equity throughout our company, which we view as critical to our success in supporting a diverse workforce with opportunities for employees to develop, advance and contribute.
Under the rules adopted pursuant to the Dodd-Frank Act of 2010, we are required to provide the total compensation paid to our median employee, as well as the ratio of the total compensation paid to such median employee as compared to the total compensation paid to our CEO. For the year ended December 31, 2019:

•	The annual total compensation of the employee identified as the median of our company (other than our CEO) was $42,930.

•	The annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $12,582,255.
Based on the above, our CEO to median employee pay ratio is 293:1.
This pay ratio is a reasonable estimate calculated in a manner consistent with the SEC rules based on the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
The same median employee was used for 2019, as allowed under Regulation S-K item 402(u), which allows companies to use the same median employee (or comparable employee) for up to three years, with refreshed compensation data for the median employee for the respective reporting year if a company’s compensations programs for its employee population has not significantly changed. We identified our median employee by collecting payroll data of our employee population on October 31, 2018, consisting of salary and wages (including overtime) and annual bonus amounts. At that time, our employee population consisted 3.8% U.S. employees and 96.2% non-U.S. employees. Approximately 300 employees in five countries were excluded in Nicaragua, St. Vincent, Montserrat, Curacao and Honduras as allowed under the de minimis exception to the SEC rules. We annualized the compensation of all newly hired permanent and part-time employees. We did not perform any other adjustments. After identifying the median employee, for purposes of the pay ratio, we calculated the median employee’s total annual compensation in accordance with the requirements of the Summary Compensation table.
Director Compensation
Set forth below is a description of the compensation for our nonemployee directors. Our directors are also entitled to the benefit of our policy on personal usage of our aircraft set forth above under —Aircraft Policy.
Fees and Expenses
Each member of our Board who is not an employee of Liberty Latin America (other than our Executive Chairman, Mr. Fries), received an annual retainer of $75,000. In 2019, Mr. Sanchez received a prorated portion of this annual retainer, as he joined the Board on December 12, 2019. For 2020, this annual retainer increased to $100,000. Each director who serves as the chair of the audit committee or the compensation committee receives a fee for such service of $20,000, and each other director who serves as a member of the audit committee or the compensation committee receives $10,000, in each case for each full year of service in such position. We do not pay any additional fees for service on our nominating and corporate governance committee. All annual director fees, including fees for chairpersons, are payable in arrears in four equal quarterly installments. Our directors may elect to have their quarterly fee installments paid in common shares instead of in cash. Such election for fees payable for a specific calendar quarter must be made not later than the last day of the immediately preceding calendar quarter and consist of a combination of LILA and LILAK shares. The number of shares issued is based on the fair market value on the last trading day of the quarter for which the election is made. Any fractional share is paid in cash. Currently, our President and CEO, Mr. Nair, does not receive any additional compensation for his service as a director.
During his tenure as a member of our Board, we did not pay any compensation to Mr. Malone, except that, prior to the Split-Off, our then board authorized the payment or reimbursement of personal expenses incurred by Mr. Malone of up to $500,000 per year related to his ownership of our shares. These expenses included professional fees and other expenses incurred by Mr. Malone for estate or tax planning, regulatory filings and other services.
Generally, we expect to reimburse our non-executive directors for travel, lodging and other reasonable expenses related to their service on our Board and related committees. From time to time, we expect to provide our directors information on conferences and seminars that may be of interest to them as a director of Liberty Latin America. For directors who elect to attend these events, we expect to cover the costs as part of our policy to keep members of our Board informed on issues that relate to their duties as a director. In addition, we make available to members of our Board, at their election, health insurance under our health insurance policies.
Equity Awards
Annually, each of our current non-executive directors receives an equity award under the Director Plan with a combined grant date fair value of $125,000 awarded in the form of a grant of LILA RSUs and a grant of LILAK RSUs in a one for two ratio. In 2018, the grant date fair value of this award was increased by $42,000 to reflect service for the first four months of 2018. For 2020, the directors’ annual equity awards, except for Mr. Nair, increased to $150,000. For 2020, our Executive Chairman, Mr. Fries, will earn an equity award with a combined grant date fair value of $475,000 awarded in the form of a grant of LILA RSUs and a grant of LILAK RSUs in a one for two ratio. In 2019, Mr. Sanchez received an equity award with a grant date fair value of $42,000, in the form of a grant of LILA RSUs and LILAK RSUs in a one for two ratio, to reflect service for the last month of 2019 and the first three months of 2020. Such awards for Mr. Sanchez vested in full on April 1, 2020. The director RSUs are made at the same time the annual SAR grants are made to our employees under the annual incentive plan. The awards of RSUs vest in full on the date of the first anniversary of the date of grant.

Deferred Compensation Plan
At its February 21, 2020 meeting, our compensation committee adopted the Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan, effective March 1, 2020 (the Director Deferred Compensation Plan). Under the Director Deferred Compensation Plan, beginning with deferral elections for the second quarter of 2020 and after, non-executive directors may elect to defer payment of up to 85% of their annual retainer and their annual equity awards to the extent payable in restricted shares or RSUs. Annual retainers payable in cash and deferred under the Director Deferred Compensation Plan will be credited with interest at the rate of 8.5% per year, compounded daily (the credited interest fund). Our Board reserved the right to change the interest rate in the future, provided that any decreases in the rate will apply only to deferred elections that become irrevocable after the new rate is set. Annual equity awards payable in restricted shares or RSUs that are deferred will not be credited with interest, but will be adjusted for splits, combinations, dividends or distributions (the stock fund). The deferred annual retainers and deferred equity awards may be distributed in a lump sum or in a series of up to two annual installments upon a distribution event. A distribution event is when (1) the director ceases to be a member of our Board or dies, or (2) at the election of our Board, within 12 months of certain change in control events, or (3) a specific date is selected by the director at the time he or she makes his deferral election. The Director Deferred Compensation Plan provides our Board with the discretion to terminate the Director Deferred Compensation Plan at any time. This optional termination will not result in accelerated distributions.

2019 Compensation of Directors
The following table sets forth information concerning the compensation of our nonemployee directors for the fiscal year 2019.

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)		Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael T. Fries	—		—		—	—	750		750
LILA	—		—		—
LILAK	—		—		—
John C. Malone (10)	—		—		—	—	165,247	(4)	165,247
LILA	—		—		—
LILAK	—		—		—
Alfonso de Angoitia Noriega	85,000	(5)	—		—	—	750		210,727
LILA	—		41,492		—
LILAK	—		83,485		—
Charles H.R. Bracken	75,000		—		—	—	750		200,727
LILA	—		41,492		—
LILAK	—		83,485		—
Miranda Curtis	105,000		—		—	—	750		230,727
LILA	—		41,492		—
LILAK	—		83,485		—
Paul A. Gould	105,000	(6)	—		—	—	750		230,727
LILA	—		41,492		—
LILAK	—		83,485		—
Brendan Paddick	85,000	(7)	—		—	—	750		210,727
LILA	—		41,492		—
LILAK	—		83,485		—
Daniel E. Sanchez (10)	3,904		—		—	—	—		45,871
LILA	—		13,968		—
LILAK	—		27,999		—
Eric L. Zinterhofer	85,000	(8)	—		—	—	750		210,727
LILA	—		41,492	(9)	—
LILAK	—		83,485	(9)	—

(1)	Mr. Nair, our President and CEO, does not receive any additional compensation as a director. For information on Mr. Nair’s compensation, see —Summary Compensation above.

(2)
The dollar amounts in the table reflect the grant date fair value of share awards and RSUs related to LILA shares and LILAK shares at the time of grant in accordance with FASB ASC 718. For a description of the assumptions used in these calculations, see Notes 3 and 16 to our consolidated financial statements for the year ended December 31, 2019, which are included in the 2019 Form 10-K.

(3)	At December 31, 2019, our current non-employee directors had the following awards outstanding:

Name	Class	Options (#) (a)	Restricted Shares/RSUs (#)
Michael T. Fries	LILA	472,212	—
	LILAK	1,119,595	—
John C. Malone	LILA	18,653	—
	LILAK	38,645	—
Alfonso de Angoitia Noriega	LILA	—	2,084
	LILAK	—	4,168
Charles H.R. Bracken	LILA	98,715	2,084
	LILAK	233,434	4,168
Miranda Curtis	LILA	5,515	2,084
	LILAK	13,014	4,168
Paul A. Gould	LILA	5,257	2,084
	LILAK	12,245	4,168
Brendan Paddick	LILA	—	2,084
	LILAK	—	4,168
Daniel E. Sanchez	LILA	—	795
	LILAK	—	1,590
Eric L. Zinterhofer	LILA	—	2,084
	LILAK	—	4,168

a.	Includes shares that are subject to options or SARs, reported on a gross basis.

(4)	Represents amounts reimbursed to Mr. Malone for expenses relating to estate or tax planning, regulatory filings and other services.

(5)	Includes approximately $82,379 that Mr. Angoitia Noriega received in our common shares in lieu of cash.

(6)	Includes approximately $104,870 that Mr. Paul Gould received in our common shares in lieu of cash.

(7)	Includes approximately $82,379 that Mr. Brendan Paddick received in our common shares in lieu of cash.

(8)	Includes approximately $84,825 that Mr. Eric Zinterhofer received in our common shares in lieu of cash. Mr. Zinterhofer transferred such amounts to Searchlight Capital Partners, LP.

(9)	Mr. Eric Zinterhofer transferred all of the common shares that he received to affiliates of Searchlight Capital Partners, LP.

(10)	Effective December 12, 2019, Mr. Malone retired from our Board, and Mr. Sanchez joined our Board.
Compensation Committee Interlocks and Insider Participation
In 2019, the compensation committee of our Board consisted of Miranda Curtis, Paul A. Gould and Eric L. Zinterhofer during the entirety of the year. No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth information concerning our common shares beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of LILA and our Class B common shares, par value $0.01 per share (LILAB), which are our company’s voting securities. Beneficial ownership of our LILAK shares is set forth below only to the extent known by us or ascertainable from public filings. All of the information reported in the table below is based on publicly available filings.
The security ownership information is given as of March 15, 2020, and, in the case of percentage ownership information, is based upon (1) 48,820,382 shares of LILA, (2) 1,934,605 shares of LILAB and (3) 131,239,417 shares of LILAK, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all classes of our common shares. LILAK shares are, however, non-voting and, therefore, in the case of percentage voting power, are not included.
Our common shares that are issuable on or within 60 days after March 15, 2020, upon exercise of options or SARs, vesting of RSUs, conversion of convertible securities or exchange of exchangeable securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, SARs, RSUs or convertible or exchangeable securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of LILAB, though convertible on a one-for-one basis into shares of LILA, is reported as beneficial ownership of shares of LILAB, and not as beneficial ownership of shares of LILA, but the voting power of shares of LILA and LILAB has been aggregated.

So far as is known to us, the persons or entities indicated below have sole voting and dispositive power with respect to the common shares indicated as beneficially owned by them, except as otherwise stated in the notes to the table.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
John C. Malone	LILA	1,939,689	(1)	4.0	25.4
c/o Liberty Latin America Ltd.	LILAB	1,535,757	(1)	79.4
Clarendon House, 2 Church Street	LILAK	6,784,574	(1)	5.2
Hamilton HM 11, Bermuda

Michael T. Fries	LILA	702,851	(2)	1.4	3.6
c/o Liberty Latin America Ltd.	LILAB	175,867	(2)	9.1
Clarendon House, 2 Church Street	LILAK	1,392,072	(2)	1.1
Hamilton HM 11, Bermuda

BlackRock, Inc.	LILA	3,231,210	(3)	6.6	4.6
55 East 52nd Street	LILAK	8,208,474	(3)	6.3
New York, NY 10055

Genesis Investment Management, LLP	LILA	5,332,021	(4)	10.9	5.2
21 Grosvenor Place
London
England
SW1X 7HU

Ashe Capital Management, LP	LILA	4,185,739	(5)	8.6	6.1
530 Sylvan Ave., Suite 101	LILAK	7,456,724	(5)	5.7
Englewood Cliffs, New Jersey
07632

*	Less than one percent.

(1)
Based on information available to our company and the Schedule 13D of Mr. Malone filed with the SEC on January 8, 2018 (the Malone Schedule 13D). As disclosed in the Malone Schedule 13D, Mr. Fries, Mr. Malone and the Malone Trust (as defined below) entered into a letter agreement dated as of December 29, 2017 (the Letter Agreement) pursuant to which, under certain circumstances, Mr. Fries would have certain rights with respect to LILAB shares owned by a trust with respect to which Mr. Malone is a co- trustee and, with his wife, retains a unitrust interest (the Malone Trust). Pursuant to the terms of the Letter Agreement, for so long as Mr. Fries is employed as a principal executive officer of Liberty Latin America, (a) in the event the Malone Trust or any Permitted Transferee (as defined in the Letter Agreement) is not voting the LILAB shares owned by the Malone Trust, Mr. Fries will have the right to vote such LILAB shares and (b) in the event the Malone Trust or any Permitted Transferee determines to sell such LILAB shares, Mr. Fries (individually or through an entity he controls) will have an exclusive right to negotiate to purchase such shares, and if the parties fail to come to an agreement and the Malone Trust or any Permitted Transferee subsequently intends to enter into a sale transaction with a third-party, Mr. Fries (or an entity controlled by him) will have a right to match the offer made by such third-party.

(2)	Information with respect to our common shares beneficially owned by Mr. Fries, our Executive Chairman, is also set forth in —Security Ownership of Management.

(3)
Based on two separate filings, each an Amendment No.1 to Schedule 13G for the year ended December 31, 2019 and filed with the SEC on February 5, 2020 and on February 10, 2020, respectively, by BlackRock, Inc. The filings reflect that BlackRock, Inc. has sole voting power over 3,113,011 LILA shares and 7,934,232 LILAK shares and sole dispositive power over 3,231,210 LILA shares and 8,208,474 LILAK shares. All shares covered by such filings are held by BlackRock, Inc. and/or its subsidiaries.

(4)
Based on the Schedule 13G for the year ended December 31, 2019, filed with the SEC on January 24, 2020, by Genesis Investment Management, LLP (GIM). GIM is an investment advisor to institutional investors and in-house pooled funds for institutional advisors. The 13G reflects that GAM has sole voting power over 3,535,435 LILA shares and sole dispositive power over 5,332,021 LILA shares.

(5)
Based on Amendment No. 1 to Schedule 13G and a Schedule 13G, in each case, for the year ended December 31, 2019 and filed with the SEC on February 14, 2020 by Ashe Capital Management, LP (Ashe). Ashe is a registered investment advisor which holds LILA and LILAK shares in funds under its management and control, and in such capacity has voting and investment power over such securities. The principals of Ashe are William C. Crowley, William R. Harker and Stephen M. Blass. The filings reflect that Ashe has sole voting power and sole dispositive power over 4,185,739 LILA shares and 7,456,724 LILAK shares, respectively.

Security Ownership of Management
The following table sets forth information with respect to the beneficial ownership by each of our directors and named executive officers as described below, and by all of our directors and executive officers as a group, of our common shares.
The security ownership information is given as of March 15, 2020, and, in the case of percentage ownership information, is based upon (1) 48,820,382 shares of LILA, (2) 1,934,605 shares of LILAB and (3) 131,239,417 shares of LILAK, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all classes of our common shares. LILAK shares are, however, non-voting and, therefore, in the case of percentage voting power, are not included.
Our common shares that are issuable on or within 60 days after March 15, 2020, upon exercise of options or SARs, vesting of RSUs, conversion of convertible securities or exchange of exchangeable securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, SARs, RSUs or convertible or exchangeable securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of LILAB, though convertible on a one-for-one basis into LILA, is reported as beneficial ownership of LILAB, and not as beneficial ownership of LILA, but the voting power of LILA and LILAB has been aggregated.
So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the common shares indicated as beneficially owned by them, except as otherwise stated in the notes to the table. With respect to certain of our executive officers and directors, the number of shares indicated as owned by them includes shares held by the Liberty Global 401(k) Savings and Stock Ownership Plan as of December 31, 2019, for their respective accounts.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Michael T. Fries	LILA	702,851	(1)(2)(3)	1.4	3.6
Executive Chairman	LILAB	175,867	(4)	9.1
	LILAK	1,392,072	(1)(2)(3)	1.1
Alfonso de Angoitia Noriega	LILA	7,595	(8)	*	*
Director	LILAB	—		—
	LILAK	15,190	(8)	*
Charles H.R. Bracken	LILA	106,358	(2)(8)	*	*
Director	LILAB	—		—
	LILAK	248,719	(2)(8)	*
Miranda Curtis	LILA	10,685	(2)(8)	*	*
Director	LILAB	—		—
	LILAK	23,590	(2)(8)	*
Paul A. Gould	LILA	113,820	(2)(8)	*	*
Director	LILAB	8,987		*
	LILAK	205,079	(2)(8)	*
Balan Nair	LILA	603,297	(2)(8)	1.2	*
President, Chief Executive Officer & Director	LILAB	—		—
	LILAK	1,134,625	(2)(3)(8)	*
Brendan Paddick	LILA	602,225	(8)	1.2	*
Director	LILAB	—		—
	LILAK	1,304,451	(8)	1.0

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Daniel E. Sanchez	LILA	795	(8)	*	*
Director	LILAB	—		—
	LILAK	1,590	(8)	*
Eric L. Zinterhofer	LILA	7,496	(7)(8)	*	*
Director	LILAB	—		—
	LILAK	11,000,332	(7)(8)	8.4
Betzalel Kenigsztein	LILA	91,602	(2)(8)	*	*
Senior Vice President & Chief Operating Officer	LILAB	—		—
	LILAK	191,072	(2)(3)(8)	*
Christopher Noyes	LILA	159,829	(2)(8)	*	*
Senior Vice President, Chief Financial Officer	LILAB	—		—
	LILAK	246,269	(2)(3)(8)	*
John M. Winter	LILA	72,990	(2)(8)	*	*
Senior Vice President, Chief Legal Officer & Secretary	LILAB	—		—
	LILAK	151,848	(2)(3)(8)	*
Vivek Khemka	LILA	44,640	(2)	*	*
Senior Vice President, Chief Technology and Product Officer	LILAB	—		—
	LILAK	90,499	(2)(3)	*
All directors and executive officers as a group (13 persons)	LILA	2,524,182	(5)(6)	5.0	6.4
	LILAB	184,854	(8)	9.6
	LILAK	16,005,336	(5)(6)	12.0

*	Less than one percent

(1)
Includes 8,074 LILA shares and 49,522 LILAK shares held by a trust managed by an independent trustee, of which the beneficiaries are Mr. Fries’ children. Mr. Fries has no pecuniary interest in the trust, but he retains the right to substitute the assets held by the trust. Mr. Fries disclaims beneficial ownership with respect to these shares.

(2)	Includes shares that are subject to options or SARs, reported on a gross basis, which were exercisable as of, or will be exercisable within, 60 days of March 15, 2020, as follows:

Owner	LILA	LILAK
Michael T. Fries	465,092	1,105,355
Charles H.R. Bracken	96,935	229,873
Miranda Curtis	5,515	13,014
Paul A. Gould	5,257	12,245
Balan Nair	361,803	759,610
Betzalel Kenigsztein	68,820	140,045
Christopher Noyes	66,631	137,857
John M. Winter	37,202	77,565
Vivek Khemka	18,638	37,277
Each SAR represents the right to receive shares equal to the difference between the market value of such shares on the date of exercise and the base price, less applicable withholding taxes.

(3)	Includes shares held in the Liberty Global 401(k) Savings and Stock Ownership Plan, as follows:

Owner	LILA	LILAK
Michael T. Fries	345	2,282
Balan Nair	—	1,139
Betzalel Kenigsztein	—	89
Christopher Noyes	—	753
John M. Winter	—	176
Includes shares held in the Liberty Latin America 401(k) Savings and Stock Ownership Plan, as follows:

Owner	LILA	LILAK
Balan Nair	—	1,991
Betzalel Kenigsztein	—	1,938
Christopher Noyes	—	2,022
John M. Winter	—	1,992
Vivek Khemka	—	1,216

(4)	Information with respect to the Letter Agreement is set forth in Security Ownership of Certain Beneficial Owners.

(5)	Includes 8,074 LILA shares and 49,522 LILAK shares held by relatives of Michael T. Fries pursuant to certain trust arrangements, as to which beneficial ownership has been disclaimed.

(6)
Includes 1,125,893 LILA shares and 2,512,841 LILAK shares that are subject to options or SARs, which were exercisable as of, or will be exercisable within 60 days of, March 15, 2020; RSUs with respect to 73,669 LILA shares and 147,339 LILAK shares that will vest within 60 days of March 15, 2020; 345 LILA shares and 4,439 LILAK shares held by the Liberty Global 401(k) Savings and Stock Ownership Plan; and 9,159 LILAK shares held by the Liberty Latin America 401(k) Savings and Stock Ownership Plan.

(7)
Includes 9,500,000 LILAK shares held by investment funds, who have a common general partner, Searchlight Capital Partners GP, LP; 104,303 LILAK shares held by Searchlight Opportunities Fund; 10,824 LILAK shares held by Searchlight Capital Partners, LP; 1,381,037 LILAK shares held by Searchlight Leo, LP; and 5,412 LILA shares held by Searchlight Capital Partners, LP. 8,889,589 of the LILAK shares have been pledged to UBS AG, London Branch. By reason of the provisions of Rule 16a-1, Mr. Zinterhofer may be deemed to be the beneficial owner of the securities beneficially owned by these Searchlight affiliates. Mr. Zinterhofer does not alone have dispositive or voting power with respect to any securities owned, directly or indirectly, by these Searchlight affiliates. Mr. Zinterhofer hereby disclaims beneficial ownership of all securities, except to the extent of any indirect pecuniary interest therein and this report shall not be deemed an admission that Mr. Zinterhofer is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act or for any other purpose.

(8)	Includes RSUs with respect to LILA and LILAK shares that will vest within 60 days of March 15, 2020, as follows:

	LILA	LILAK
Alfonso de Angoitia Noriega	2,084	4,168
Charles H.R. Bracken	2,084	4,168
Miranda Curtis	2,084	4,168
Paul A. Gould	2,084	4,168
Vivek Khemka	7,655	15,310
Balan Nair	30,620	61,240
Brendan Paddick	2,084	4,168
Daniel Sanchez	795	1,590
Betzalel Kenigsztein	7,877	15,754
Christopher Noyes	7,840	15,680
John M. Winter	6,379	12,757
Eric L. Zinterhofer	2,084	4,168
Change in Control
As of the date of this report, we know of no arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019, with respect to our common shares authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(1)
Equity compensation plans approved by security holders:
Liberty Latin America 2018 Incentive Plan(2)			13,888,151
LILA	3,506,362	19.71
LILAB	N/A	N/A
LILAK	7,007,013	19.59
Liberty Latin America 2018 Nonemployee Director Incentive Plan			4,960,173
LILA	13,299	N/A
LILAB	N/A	N/A
LILAK	26,598	N/A
Equity compensation plans not approved by security holders:
Liberty Latin America Transitional Share Conversion Plan(3)			—	(4)
LILA	2,053,704	32.44
LILAB	N/A	N/A
LILAK	4,668,817	32.66
Total
LILA	5,573,365	24.26
LILAB	N/A	N/A
LILAK	11,702,428	24.66
			18,848,324

(1)	Each plan permits grants of, or with respect to, any class of our common shares, subject to a single aggregate limit.

(2)	Consists of SARs, PSUs and RSUs held by participants at our company under the Incentive Plan.

(3)	Consists of SARs, stock options, PSUs and RSUs held by participants at our company and Liberty Global under the Transition Plan.

(4)
The Transition Plan governs the terms and conditions of awards with respect to our company’s common shares that were granted in connection with adjustments made to awards granted by Liberty Global with respect to the LiLAC Shares. As a result, no further grants are permitted under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Under our written Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the chief executive officer and the chairperson of the audit committee to address such actual or potential conflicts. No “related party transaction” may be effected by our company without the approval of the audit committee or other independent committee of the Board designated to address such actual or potential conflicts.
Director Independence
It is our policy that a majority of the members of the Board be independent of our management. For a director to be deemed independent, the Board must affirmatively determine that the director has no direct or indirect material relationship with our company other than in his or her capacity as a board member. To assist the Board in determining which of our directors qualify as independent for purposes of Nasdaq rules, as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of the Board follows Nasdaq’s corporate governance rules on the criteria for director independence.
The Board has determined that each of Miranda Curtis, Alfonso de Angoitia Noriega, Paul A. Gould, Brendan Paddick, Daniel E. Sanchez and Eric L. Zinterhofer qualifies as an independent director of our company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees and All Other Fees
The following table presents fees incurred for 2018 and 2019 for professional audit services rendered by KPMG LLP and its international affiliates during the indicated periods for the audit of our consolidated financial statements and the separate financial statements of certain of our subsidiaries and for other services rendered by KPMG LLP and its international affiliates.
Fees billed in currencies other than U.S. dollars were translated into U.S. dollars at the average exchange rate in effect during the year.

	Year Ended December 31,
	2019	2018
	in thousands
Audit fees	$7,830	$9,283
Audit-related fees (1)	684	8
Audit and audit-related fees	8,514	9,291
Tax Fees (2)	20	—
All other services (3)	42	115
Total fees	$8,576	$9,406

(1)
For 2019, audit-related fees related to comfort letters associated with debt issuances and refinancings. For 2018, audit-related fees related to agreed upon procedures for Cable & Wireless Jamaica Ltd. associated with the directors’ circular.

(2)	For 2019, tax fees related to services associated with tax return preparation assistance. For 2018, tax fees related to tax compliance work in Barbados, Panama and Bahamas.

(3)	For 2019, all other services relate to IT attestation, compliance and agreed upon procedures. For 2018, all other services relate to SOC I and SOC II attestation reports in Panama.
Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•
audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•
audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•
tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, our audit committee approval is specifically required for (1) any individual project involving the provision of pre-approved audit and audit-related services that is expected to result in fees in excess of $150,000 and (2) any individual projects involving any other pre-approved service described above that is expected to result in fees in excess of $75,000. In addition, any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to its chairman, provided that the fees for any individual project for which such approval is requested are not, in the reasonable judgment of the chairman, likely to exceed $200,000. At each audit committee meeting, the chairman’s approval of services provided by our independent auditors is subject to disclosure to the entire audit committee. Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act. All services provided by our independent auditor during 2019 were approved in accordance with the terms of the policy in place.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (3) Exhibits
The following exhibits to this Form 10-K/A are meant to supplement the Exhibits listed and/or filed in the 2019 Form 10-K:

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

31.4	Rule 13a-14(a)/15d-14(a) Certification.*
101.SCH	XBRL Inline Taxonomy Extension Schema Document.
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
____________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated: April 29, 2020	By	/s/ JOHN M. WINTER
John M. Winter
Senior Vice President, Chief Legal Officer and Secretary