Form 10-Q
period 2020-03-31
Liberty Latin America Ltd.
filed 2020-05-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 28, 2020 was: 49,003,226 Class A; 1,934,057 Class B; and 131,601,021 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2020	December 31, 2019

	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,593.3	$1,183.8
Trade receivables, net of allowances of $99.2 million and $87.3 million, respectively	572.0	585.2
Prepaid expenses	63.7	58.9
Other current assets, net	226.3	227.3
Total current assets	2,455.3	2,055.2

Goodwill	4,808.3	4,906.4
Property and equipment, net	4,163.5	4,301.1
Restricted cash	1,276.4	1,272.2
Intangible assets subject to amortization, net	920.4	969.2
Intangible assets not subject to amortization	558.4	560.8
Other assets, net	1,016.2	872.6
Total assets	$15,198.5	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2020	December 31, 2019

	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$272.4	$346.6
Current portion of deferred revenue	137.8	160.9
Current portion of debt and finance lease obligations	281.2	180.2
Accrued capital expenditures	57.1	72.1
Accrued interest	115.7	132.6
Accrued payroll and employee benefits	68.5	88.9
Other accrued and current liabilities	615.7	594.7
Total current liabilities	1,548.4	1,576.0
Long-term debt and finance lease obligations	8,548.7	8,189.8
Deferred tax liabilities	390.8	401.8
Deferred revenue	205.5	210.9
Other long-term liabilities	695.7	579.1
Total liabilities	11,389.1	10,957.6

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 49,031,543 and 48,976,205 shares issued and outstanding, respectively, at March 31, 2020 and 48,795,552 shares issued and outstanding at December, 31, 2019	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,934,057 shares issued and outstanding at March 31, 2020 and 1,934,686 shares issued and outstanding at December 31, 2019	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 131,671,137 and 131,556,162 shares issued and outstanding, respectively, at March 31, 2020 and 131,181,371 shares issued and outstanding at December 31, 2019	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 170,313 and nil shares, respectively	(1.7)	—
Additional paid-in capital	4,592.2	4,569.9
Accumulated deficit	(1,628.0)	(1,447.1)
Accumulated other comprehensive loss, net of taxes	(21.0)	(14.8)
Total Liberty Latin America shareholders	2,943.3	3,109.8
Noncontrolling interests	866.1	870.1
Total equity	3,809.4	3,979.9
Total liabilities and equity	$15,198.5	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2020	2019
	in millions, except per share amounts

Revenue	$931.0	$942.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	210.8	225.4
Other operating	184.8	172.8
Selling, general and administrative (SG&A)	195.3	193.4
Depreciation and amortization	213.5	217.3
Impairment, restructuring and other operating items, net	18.8	20.5
	823.2	829.4
Operating income	107.8	113.3
Non-operating income (expense):
Interest expense	(143.3)	(115.7)
Realized and unrealized gains (losses) on derivative instruments, net	17.4	(69.0)
Foreign currency transaction gains (losses), net	(164.3)	32.2
Losses on debt modification and extinguishment	(3.4)	—
Other income, net	6.8	2.4
	(286.8)	(150.1)
Loss before income taxes	(179.0)	(36.8)
Income tax expense	(5.6)	(4.4)
Net loss	(184.6)	(41.2)
Net loss (earnings) attributable to noncontrolling interests	3.9	(0.5)
Net loss attributable to Liberty Latin America shareholders	$(180.7)	$(41.7)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.99)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2020	2019
	in millions

Net loss	$(184.6)	$(41.2)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(4.7)	12.3
Reclassification adjustments included in net loss	(2.8)	(1.3)
Pension-related adjustments and other, net	1.1	(1.0)
Other comprehensive earnings (loss)	(6.4)	10.0
Comprehensive loss	(191.0)	(31.2)
Comprehensive loss (earnings) attributable to noncontrolling interests	4.1	(0.8)
Comprehensive loss attributable to Liberty Latin America shareholders	$(186.9)	$(32.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019	$0.5	$—	$1.3	$—	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	—	(41.7)	—	(41.7)	0.5	(41.2)
Other comprehensive earnings	—	—	—	—	—	—	9.7	9.7	0.3	10.0
Impact of the UTS Acquisition	—	—	—	—	—	—	—	—	11.6	11.6
Shared-based compensation	—	—	—	—	14.5	—	—	14.5	—	14.5
Balance at March 31, 2019	$0.5	$—	$1.3	$—	$4,508.6	$(1,408.7)	$(6.6)	$3,095.1	$1,023.2	$4,118.3

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(180.7)	—	(180.7)	(3.9)	(184.6)
Other comprehensive loss	—	—	—	—	—	—	(6.2)	(6.2)	(0.2)	(6.4)
Repurchase of Liberty Latin America common shares	—	—	—	(1.7)	—	—	—	(1.7)	—	(1.7)
Shared-based compensation	—	—	—	—	21.4	—	—	21.4	—	21.4
UTS NCI Acquisition	—	—	—	—	0.9	—	—	0.9	—	0.9
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2020	$0.5	$—	$1.3	$(1.7)	$4,592.2	$(1,628.0)	$(21.0)	$2,943.3	$866.1	$3,809.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2020	2019
	in millions
Cash flows from operating activities:
Net loss	$(184.6)	$(41.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	23.8	14.7
Depreciation and amortization	213.5	217.3
Impairment	1.7	0.1
Amortization of debt financing costs, premiums and discounts, net	7.9	0.6
Realized and unrealized losses (gains) on derivative instruments, net	(17.4)	69.0
Foreign currency transaction losses (gains), net	164.3	(32.2)
Loss on debt modification and extinguishment	3.4	—
Deferred income tax benefit	(20.3)	(21.6)
Changes in operating assets and liabilities, net of the effect of an acquisition	(77.4)	(18.9)
Net cash provided by operating activities	114.9	187.8

Cash flows from investing activities:
Capital expenditures	(149.2)	(159.6)
Cash paid in connection with an acquisition, net of cash acquired	1.8	(160.1)
Recovery on damaged or destroyed property and equipment	—	33.9
Other investing activities, net	0.3	0.3
Net cash used by investing activities	(147.1)	(285.5)

Cash flows from financing activities:
Borrowings of debt	539.6	201.3
Payments of principal amounts of debt and finance lease obligations	(48.8)	(160.2)
Payment of financing costs and debt premiums	(25.9)	—
Repurchase of Liberty Latin America Shares	(1.4)	—
Distributions to noncontrolling interest owners	(0.7)	—
Other financing activities, net	(7.4)	(1.8)
Net cash provided by financing activities	455.4	39.3

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.5)	2.5

Net increase (decrease) in cash, cash equivalents and restricted cash	414.7	(55.9)

Cash, cash equivalents and restricted cash:
Beginning of period	2,457.0	642.0
End of period	$2,871.7	$586.1

Cash paid for interest	$145.3	$155.2
Net cash paid for taxes	$12.5	$21.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

(1)	Basis of Presentation
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited (C&W) and its subsidiaries, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) Leo Cable LP (Leo Cable) and its subsidiaries, which includes Liberty Cablevision of Puerto Rico LLC (LCPR), collectively “Liberty Puerto Rico”, and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiary, Cabletica S.A. (Cabletica). C&W owns less than 100% of certain of its consolidated subsidiaries, including The Bahamas Telecommunications Company Limited (C&W Bahamas), Cable & Wireless Jamaica Limited (C&W Jamaica), and Cable & Wireless Panama, S.A. (C&W Panama). For information regarding the percentages of certain of our less than wholly-owned consolidated subsidiaries, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

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

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2020.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K (the 2019 Form 10-K).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, expected credit losses, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2018-15
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. We adopted ASU 2018-15 effective January 1, 2020 on a prospective basis for all implementation costs incurred after the date of adoption and it is not expected to have a material impact on our condensed consolidated financial statements.
ASU 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended by (i) ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended certain effective dates, and (ii) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies guidance around how to report expected recoveries. ASU 2016-13 replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We are required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. We adopted ASU 2016-13 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings to align our credit loss methodology with the new standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.
Under the new model, we segment our receivables, unbilled revenue and contract assets based on days past due and record an allowance for current expected credit losses using average rates applied against each account’s applicable aggregate balance for each aging bucket. We establish the average rates based on consideration of the actual credit loss experience over the prior 12-month period, recent collection trends, current economic conditions and reasonable expectations of future payment delinquency.
The cumulative effect of the changes to our condensed consolidated balance sheet as of January 1, 2020 was not material.
As of March 31, 2020, the impact of COVID-19, as defined and further described in note 8, has not had a material impact on our results of operations, financial position or cash flows. We will continue to actively monitor the impact of COVID-19 on our expected credit losses.
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
ASU 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom (U.K.) have announced will be phased out by the end of 2021. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. We do not currently expect that the phase out of LIBOR will have a material impact on our consolidated financial statements.

(3)	Summary of Significant Accounting Policies
The following accounting policy reflects an update to the Summary of Significant Accounting Policies included in our 2019 Form 10-K resulting from the adoption of ASU 2016-13:
Trade Receivables
Our trade receivables are reported net of an allowance for credit losses. The allowance is established using our best estimates of current expected credit losses based upon, among other things, actual credit loss experience over the prior 12-month period, recent collection trends, prevailing and anticipated economic conditions and specific customer credit risk. Receivables outstanding greater than 30 days are considered past due and we generally write-off receivables after they become past due for 365 days, with the exception of certain amounts due from a single government. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of certain amounts due from a single government.
Changes in the allowance for credit losses are set forth below:

	January 1, 2020	Provision for expected losses	Write-offs	Foreign currency translation adjustments and other	March 31, 2020
	in millions

C&W	$60.6	$10.4	$(6.4)	$7.7	$72.3
VTR/Cabletica	16.0	4.0	(2.2)	(1.7)	16.1
Liberty Puerto Rico	10.7	1.3	(1.7)	0.5	10.8
Total	$87.3	$15.7	$(10.3)	$6.5	$99.2

(4)	Acquisitions
Pending Acquisition
On October 9, 2019, Leo Cable and Liberty Latin America entered into a stock purchase agreement with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T Acquisition) in an all-cash transaction. The AT&T Acquisition companies provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands, excluding DirecTV customers. The AT&T Acquisition is valued at an enterprise value of $1,950 million on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition, including related fees and expenses, through a combination of net proceeds from the 2027 LPR Senior Secured Notes, the 2026 SPV Credit Facility and available liquidity. For further information about our debt and available liquidity, see note 9.
The transaction is subject to customary closing conditions, including reviews by the United States Federal Communications Commission (FCC) and the Department of Justice (DOJ). We currently expect the transaction to close in the second half of 2020.
AT&T will provide ongoing support to the companies associated with the AT&T Acquisition under a transition services agreement (the AT&T TSA) for a period up to 36 months following the closing date of the acquisition. Services under the AT&T TSA include, but are not limited to, (i) wireless core, (ii) technology development, (iii) global technology operations, (iv) wireless engineering, (v) network infrastructure, (vi) supply chain and (vii) finance and sales operations. We may terminate any services under the AT&T TSA upon sixty business days’ notice to AT&T in accordance with the terms and conditions of the AT&T TSA.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in United Telecommunication Services N.V. (UTS) for an initial cash purchase price of $162 million, which was subject to certain potential post-closing adjustments, based on an enterprise value of $189 million (the UTS Acquisition). As noted below, during the first quarter of 2020, the purchase price was reduced by $6 million related to certain post-closing working capital adjustments. During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100%. UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility, as defined in note 9.
We have accounted for the UTS Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of UTS based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet of UTS at the effective March 31, 2019 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash	$2.7
Trade receivables	19.0
Other current assets	6.7
Property and equipment	158.4
Goodwill (a)	17.1
Intangible assets subject to amortization	24.0
Other assets	18.2
Accounts payable	(27.9)
Other accrued and current liabilities	(31.9)
Other long-term liabilities	(18.8)
Noncontrolling interest (b)	(11.6)
Total purchase price (c) (d)	$155.9

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

(c)
Excludes $3 million of direct acquisition costs incurred during 2019 and 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

(d)
Pursuant to the purchase agreement, which permits certain post-closing working capital adjustments, the UTS Acquisition purchase price was reduced by $6 million during the first quarter of 2020. This amount was recorded as a receivable in other current assets in our condensed consolidated balance sheet as of March 31, 2020 and was received subsequent to March 31, 2020.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2020			December 31, 2019
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$20.4	$277.5	$297.9	$23.4	$126.9	$150.3
Foreign currency forward contracts	14.1	—	14.1	9.8	—	9.8
Total	$34.5	$277.5	$312.0	$33.2	$126.9	$160.1

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$69.0	$215.3	$284.3	$34.9	$99.6	$134.5
Foreign currency forward contracts	—	—	—	0.5	—	0.5
Total	$69.0	$215.3	$284.3	$35.4	$99.6	$135.0

(a)
Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $33 million and $2 million during the three months ended March 31, 2020 and 2019, respectively. The gain during the 2020 period is primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The derivative assets set forth in the table above exclude our Weather Derivatives, as defined below, as they are not accounted for at fair value. The Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheet.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2020	2019
	in millions

Cross-currency and interest rate derivative contracts	$9.3	$(70.0)
Foreign currency forward contracts and other (a)	8.1	1.0
Total	$17.4	$(69.0)

(a)
The amount for the 2020 period includes $2 million of amortization of the premiums associated with our Weather Derivative contracts (the Weather Derivatives), which we entered into during the second quarter of 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Three months ended March 31,
	2020	2019
	in millions

Operating activities	$4.0	$12.0
Investing activities	2.8	1.6
Financing activities	(4.3)	(0.5)
Total	$2.5	$13.1

Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $297 million.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2020:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	6.8
	$56.3	COP	180,000.0	6.3

VTR Finance	$1,260.0	CLP	854,020.0	2.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,425.0	5.9

VTR Finance	$165.0	2.9

Liberty Puerto Rico	$1,000.0	6.3

Cabletica	$53.5	3.3

(a)	Includes forward-starting derivative instruments.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.8

Liberty Puerto Rico	$1,000.0	0.8

Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2020, our foreign currency forward contracts had total notional amounts due from and to counterparties of $90 million and CLP 64 billion, respectively, with a weighted average remaining contractual life of 0.3 years. All of our foreign currency forward contracts are held by our VTR Finance borrowing group.

(6)	Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments and the available-for-sale method to account for our investment in U.K. Government Gilts. The reported fair values of our derivative instruments as of March 31, 2020 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. Notwithstanding the impact of COVID-19 on our credit risk, we generally would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments. As a result, we have determined that these valuations continue to fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the U.S. dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at March 31, 2020 and December 31, 2019 were $20 million and $30 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains of $10 million and $1 million during the three months ended March 31, 2020 and 2019, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $35 million and $37 million, respectively.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

During the three months ended March 31, 2020, we performed a nonrecurring valuation related to the acquisition accounting for the UTS Acquisition. The weighted average discount rate used in the final valuation of the customer relationships acquired as a result of the UTS Acquisition was approximately 13.5%.

(7)	Insurance Recoveries
In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. In October 2016, our operations in the Bahamas, which is part of our C&W segment, were significantly impacted by Hurricane Matthew.
In December 2018, we settled our insurance claims for Hurricanes Irma, Maria and Matthew, as follows: (i) $109 million for Hurricanes Maria and Irma, after deducting $30 million of self-insurance, and (ii) $12 million for Hurricane Matthew, after deducting $15 million of self-insurance. During the first quarter of 2019, we received the then outstanding insurance settlement amount of $67 million, of which $33 million and $34 million have been presented as operating and investing activities, respectively, in our condensed consolidated statement of cash flows. With respect to the cash received, $37 million, $27 million and $3 million was provided to C&W, Liberty Puerto Rico and our Corporate operations, respectively.

(8)	Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2020
	in millions

C&W	$4,110.8	$(20.0)	$(33.1)	$4,057.7
VTR/Cabletica	517.9	—	(45.0)	472.9
Liberty Puerto Rico	277.7	—	—	277.7
Total	$4,906.4	$(20.0)	$(78.1)	$4,808.3

During the first quarter of 2020, the World Health Organization declared the outbreak of a novel strain of Coronavirus (COVID-19) a “pandemic,” pointing to the sustained risk of further global spread. Through the first quarter of 2020, the impacts of COVID-19 did not have a significant impact on our operating results or cash flows. Notwithstanding the lack of a significant impact of COVID-19 on our first quarter results, as of March 31, 2020, we did evaluate whether the facts and circumstances and available information result in the need for an impairment assessment for any of our long-lived assets, including goodwill, and concluded no assessment was required. COVID-19 has resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February. If, among other factors, (i) our equity values were to remain at these declined levels for a sustained period or were to decline further or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $1,348 million at March 31, 2020 and December 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2020	December 31, 2019
	in millions

Distribution systems	$4,205.0	$4,299.6
Customer premises equipment (CPE)	1,727.4	1,763.8
Support equipment, buildings and land	1,492.1	1,530.9
	7,424.5	7,594.3
Accumulated depreciation	(3,261.0)	(3,293.2)
Total	$4,163.5	$4,301.1

During the three months ended March 31, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $24 million and $11 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	March 31, 2020	December 31, 2019
	in millions
Gross carrying amount:
Customer relationships	$1,481.8	$1,482.9
Licenses and other	169.4	170.1
Total gross carrying amount	1,651.2	1,653.0
Accumulated amortization:
Customer relationships	(689.3)	(645.5)
Licenses and other	(41.5)	(38.3)
Total accumulated amortization	(730.8)	(683.8)
Net carrying amount	$920.4	$969.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

(9)	Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2020			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

		in millions

Convertible Notes (d)	2.00%	$—	$—	$327.0	$430.1	$402.5	$402.5
C&W Notes	6.74%	—	—	1,987.3	2,270.9	2,270.0	2,120.0
C&W Credit Facilities	4.23%	$426.3	426.3	2,054.7	2,017.1	2,193.3	2,006.1
VTR Finance Senior Notes	6.88%	—	—	1,150.6	1,290.9	1,260.0	1,260.0
VTR Credit Facilities	5.16%	(e)	145.7	273.7	229.7	295.8	231.4
LPR Senior Secured Notes	6.75%	—	—	1,197.4	1,278.3	1,200.0	1,200.0
LPR Credit Facilities	5.90%	$62.5	62.5	979.7	1,012.1	1,062.5	1,000.0
Cabletica Credit Facilities	8.67%	(f)	15.0	114.6	123.8	123.5	124.8
Vendor financing (g)	4.05%	—	—	167.7	167.7	167.7	167.7
Total debt before premiums, discounts and deferred financing costs	5.76%		$649.5	$8,252.7	$8,820.6	$8,975.3	$8,512.5

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2020	December 31, 2019
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,975.3	$8,512.5
Premiums, discounts and deferred financing costs, net	(148.3)	(146.1)
Total carrying amount of debt	8,827.0	8,366.4
Finance lease obligations	2.9	3.6
Total debt and finance lease obligations	8,829.9	8,370.0
Less: Current maturities of debt and finance lease obligations	(281.2)	(180.2)
Long-term debt and finance lease obligations	$8,548.7	$8,189.8

(a)
Represents the weighted average interest rate in effect at March 31, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2020, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2020 compliance reporting requirements. At March 31, 2020, there were no restrictions

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

on the respective subsidiary’s ability to upstream from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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

(d)
The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option.

(e)	The VTR Credit Facilities comprise certain CLP term loans and U.S. dollar and CLP revolving credit facilities, including unused borrowing capacity.

(f)	The Cabletica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $33 million and $31 million for the three months ended March 31, 2020 and 2019, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

2020 Financing and Refinancing Transactions
C&W
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
The net proceeds from the C&W Term Loan B-5 Facility and the 2027 C&W Senior Secured Notes Add-on were primarily used to repay in full the $1,640 million outstanding principal amount under the C&W Term Loan B-4 Facility, including accrued and unpaid interest. In connection with these transactions, we recognized a loss on debt modification and extinguishment of $3 million, which primarily includes the write-off of unamortized discounts and deferred financing costs.
C&W Borrowing Group Refinancing Transactions. In January 2020, C&W completed a series of transactions contemplated by and permitted under its existing debt agreements (the C&W Borrowing Group Refinancing Transactions) that ultimately resulted in the 2026 C&W Senior Notes and the 2027 C&W Senior Notes (previously issued by C&W Senior Financing Designated Activity Company) instead being directly issued by a wholly-owned subsidiary of C&W, C&W Senior Finance Limited. In connection with the C&W Borrowing Group Refinancing Transactions, the loans previously made by C&W Senior Financing Designated Activity Company are no longer outstanding. The terms and conditions applicable to the 2026 C&W Senior Notes and the 2027 C&W Senior Notes otherwise remain substantively unchanged.
C&W Revolving Credit Facility. In January 2020, the maturity date associated with $575 million of the existing $625 million C&W Revolving Credit Facility was extended to January 30, 2026. All other terms and conditions of the revolving credit facility remain unchanged.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

In March 2020, we borrowed $313 million under the C&W Revolving Credit Facility, which is included in cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2020.
VTR Finance
VTR RCF – B. In March 2020, we borrowed $92 million under the VTR RCF – B, which is included in cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2020.
Liberty Puerto Rico
2019 LPR Revolving Credit Facility. In March 2020, we borrowed $63 million under the 2019 LPR Revolving Credit Facility, which is included in cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2020.
Maturities of Debt
Maturities of our debt as of March 31, 2020 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2020 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America	Consolidated
	in millions
Years ending December 31:
2020 (remainder of year)	$75.8	$71.3	$—	$—	$0.2	$147.3
2021	148.0	7.9	—	—	1.9	157.8
2022	16.3	82.5	—	—	0.3	99.1
2023	150.3	121.3	—	123.5	0.1	395.2
2024	85.8	1,352.0	—	—	402.5	1,840.3
2025	3.3	—	62.5	—	—	65.8
Thereafter	4,069.8	—	2,200.0	—	—	6,269.8
Total debt maturities	4,549.3	1,635.0	2,262.5	123.5	405.0	8,975.3
Premiums, discounts and deferred financing costs, net	(31.6)	(16.8)	(25.9)	(2.3)	(71.7)	(148.3)
Total debt	$4,517.7	$1,618.2	$2,236.6	$121.2	$333.3	$8,827.0
Current portion	$200.3	$79.1	$—	$—	$0.3	$279.7
Noncurrent portion	$4,317.4	$1,539.1	$2,236.6	$121.2	$333.0	$8,547.3

(10)	Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2020	2019
	in millions

Operating lease expense:
Operating lease cost	$11.8	$10.7
Short-term lease cost	2.8	2.1
Total operating lease expense	$14.6	$12.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

The following table provides certain other details of our operating leases at March 31, 2020:

For the three months ended March 31, 2020 (in millions):
Operating cash outflows from operating leases	$10.1
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$19.7

As of March 31, 2020 (in millions):
Operating lease right-of-use assets (b)	$161.1
Operating lease liabilities:
Current (b)	$31.6
Noncurrent (b)	121.9
Total operating lease liabilities	$153.5

Weighted-average remaining lease term	6.6 years

Weighted-average discount rate	6.3%

(a)	Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2020.

(b)
Our operating lease right-of-use assets are included in other assets, net, and our current and noncurrent operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of March 31, 2020 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on March 31, 2020 exchange rates.

Years ending December 31:
2020 (remainder of year)	$30.5
2021	34.4
2022	28.7
2023	22.8
2024	19.1
2025	13.1
Thereafter	42.5
Total operating lease liabilities on an undiscounted basis	191.1
Amount representing interest	(37.6)
Present value of operating lease liabilities	$153.5

(11)	Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2020, we have approximately $430 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

(12)	Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For interim tax reporting, we estimate an annual effective tax rate that is applied to year-to-date ordinary income or loss. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
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
Income tax expense was $6 million and $4 million during the three months ended March 31, 2020 and 2019, respectively. This represents an effective income tax rate of 3.1% and 12.0% for the three months ended March 31, 2020 and 2019, respectively, including items treated discretely.
For the three months ended March 31, 2020 and 2019, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent items, such as non-taxable income. For the three months ended March 31, 2019, these negative impacts to our effective tax rate were further offset by the beneficial effect of a change in the Barbados statutory tax rate effective March 19, 2019.

(13)	Equity
Share Repurchase Program
On March 16, 2020, our Board of Directors approved a share repurchase program (the Share Repurchase Program), which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the three months ended March 31, 2020, we repurchased 55,338 and 114,975 Class A and Class C common shares, respectively. At March 31, 2020, the remaining amount authorized for share repurchases was $98 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

(14)	Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2020	$19.0	$13.3	$32.3
Restructuring charges	5.6	1.9	7.5
UTS liabilities at acquisition date (a)	2.1	—	2.1
Cash paid	(5.0)	(3.4)	(8.4)
Foreign currency translation adjustments	(3.7)	(1.5)	(5.2)
Restructuring liability as of March 31, 2020	$18.0	$10.3	$28.3

Current portion	$15.4	$8.5	$23.9
Noncurrent portion	2.6	1.8	4.4
Total	$18.0	$10.3	$28.3

(a)	Represents an adjustment related to the completion of our purchase price accounting for the UTS Acquisition, as further discussed in note 4.
Our restructuring charges during the three months ended March 31, 2020 primarily relate to employee severance and termination costs associated with reorganization programs at C&W and VTR.
In addition to the restructuring charges set forth in the table above, we also incurred $2 million in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability.

(15)	Share-based Compensation
The following table summarizes our share-based compensation expense:

	Three months ended March 31,
	2020	2019
	in millions
Included in:
Other operating expense	$0.4	$0.2
SG&A expense	23.4	14.5
Total (a)	$23.8	$14.7

(a)
The 2020 amount includes estimated bonus-related expenses for the 2020 year that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020 and are being accounted for using the liability-based method.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our board of directors as of March 31, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	5,476,823	$17.50	4.1
Exercisable	1,647,576	$23.70	4.3
Class C common shares:
Outstanding	11,004,749	$17.54	4.1
Exercisable	3,346,678	$23.85	4.2

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	536,747	2.6
Class C common shares	1,073,142	2.6
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	678,714	1.0
Class C common shares	1,357,440	1.0

During the three months ended March 31, 2020, we granted SARs with respect to 2,072,276 Class A common shares and 4,144,552 Class C common shares, which have weighted average exercise prices of $10.42 and $10.48, respectively, and weighted average grant-date fair values of $7.27 and $4.49, respectively. We also granted RSUs during the three months ended March 31, 2020 with respect to 301,527 Class A common shares and 603,054 Class C common shares, which have weighted average grant-date fair values of $10.42 and $10.48, respectively.

(16)	Loss per Share
Basic earnings (loss) per share (EPS) is computed by dividing net loss attributable to Liberty Latin America shareholders by the weighted average number of Class A, Class B and Class C common shares of Liberty Latin America (collectively, Liberty Latin America Shares) outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our net loss attributable to Liberty Latin America shareholders are set forth below:

	Three months ended March 31,
	2020	2019
	in millions

Net loss	$(184.6)	$(41.2)
Net loss (earnings) attributable to noncontrolling interests	3.9	(0.5)
Net loss attributable to Liberty Latin America shareholders	$(180.7)	$(41.7)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

The details of our weighted average shares outstanding are set forth below:

	Three months ended March 31,
	2020	2019

Weighted average shares outstanding - basic and dilutive	182,079,436	181,036,790

We reported losses attributable to Liberty Latin America shareholders during the three months ended March 31, 2020 and 2019. As a result, the potentially dilutive effect at March 31, 2020 and 2019 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 18.1 million and nil, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 22.1 million and 13.1 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 2.0 million and 1.6 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global plc.

(17)	Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2020:

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Programming commitments	$98.7	$106.3	$74.3	$43.6	$35.4	$0.3	$—	$358.6
Network and connectivity commitments	55.6	35.6	6.0	5.3	4.6	2.5	9.0	118.6
Purchase commitments	160.8	19.4	7.4	0.4	—	—	—	188.0
Other commitments	13.3	2.3	1.9	1.6	1.6	1.6	9.3	31.6
Total (a)	$328.4	$163.6	$89.6	$50.9	$41.6	$4.4	$18.3	$696.8

(a)	The commitments included in this table do not reflect any liabilities that are included in our March 31, 2020 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $101 million and $111 million during the three months ended March 31, 2020 and 2019, respectively.
Network and connectivity commitments include (i) domestic network service agreements with certain other telecommunications companies and (ii) VTR’s mobile virtual network operator (MVNO) agreement. The amounts reflected in the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2020 and 2019, see note 5.
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, C&W has provided indemnifications of (i) up to $300 million with respect to any potential tax-related claims related to the disposal in April 2013 of C&W’s interests in certain businesses and (ii) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expired in April 2020 and the second expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.
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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes is presented below.
As of March 31, 2020, our reportable segments are as follows:
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
Performance Measures of our Reportable Segments
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control Cabletica and certain subsidiaries of C&W that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W and (ii) Cabletica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended March 31,
	2020	2019
	in millions

C&W (a)	$588.6	$569.8
VTR/Cabletica	240.1	276.5
Liberty Puerto Rico	104.6	98.6
Intersegment eliminations	(2.3)	(2.2)
Total	$931.0	$942.7

(a)	The amount presented for 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

	Adjusted OIBDA
	Three months ended March 31,
	2020	2019
	in millions

C&W (a)	$232.8	$222.5
VTR/Cabletica	93.4	106.9
Liberty Puerto Rico	50.5	47.9
Corporate	(12.8)	(11.5)
Total	$363.9	$365.8

(a)	The amount presented for 2019 excludes the pre-acquisition Adjusted OIBDA of UTS, which was acquired effective March 31, 2019.
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes:

	Three months ended March 31,
	2020	2019
	in millions

Total Adjusted OIBDA	$363.9	$365.8
Share-based compensation expense	(23.8)	(14.7)
Depreciation and amortization	(213.5)	(217.3)
Impairment, restructuring and other operating items, net	(18.8)	(20.5)
Operating income	107.8	113.3
Interest expense	(143.3)	(115.7)
Realized and unrealized gains (losses) on derivative instruments, net	17.4	(69.0)
Foreign currency transaction gains (losses), net	(164.3)	32.2
Losses on debt modification and extinguishment	(3.4)	—
Other income, net	6.8	2.4
Loss before income taxes	$(179.0)	$(36.8)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
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

	Three months ended March 31,
	2020	2019
	in millions

C&W (a)	$70.5	$63.6
VTR/Cabletica	44.9	54.1
Liberty Puerto Rico	13.3	19.8
Corporate	4.2	1.6
Total property and equipment additions	132.9	139.1
Assets acquired under capital-related vendor financing arrangements	(23.6)	(10.9)
Assets acquired under finance leases	—	(0.1)
Changes in current liabilities related to capital expenditures	39.9	31.5
Total capital expenditures	$149.2	$159.6

(a)	The amount presented for 2019 excludes the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended March 31, 2020
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$44.9	$95.0	$35.3	$—	$175.2
Broadband internet	71.0	94.4	45.5	—	210.9
Fixed-line telephony	24.3	20.3	5.9	—	50.5
Total subscription revenue	140.2	209.7	86.7	—	436.6
Non-subscription revenue (c)	16.9	6.0	4.6	—	27.5
Total residential fixed revenue	157.1	215.7	91.3	—	464.1
Residential mobile revenue:
Service revenue (b)	130.9	14.6	—	—	145.5
Interconnect, equipment sales and other (d)	17.6	2.0	—	—	19.6
Total residential mobile revenue	148.5	16.6	—	—	165.1
Total residential revenue	305.6	232.3	91.3	—	629.2
B2B revenue:
Service revenue (e)	213.4	7.8	13.3	(0.3)	234.2
Subsea network revenue (f)	69.6	—	—	(2.0)	67.6
Total B2B revenue	283.0	7.8	13.3	(2.3)	301.8
Total	$588.6	$240.1	$104.6	$(2.3)	$931.0

(a)	Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.

(b)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.

(c)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(d)	The total amount includes $10 million of revenue from sales of mobile handsets and other devices.

(e)
B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators. The total amount also includes $3 million of revenue from sales of mobile handsets and other devices.

(f)
B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2020
(unaudited)

	Three months ended March 31, 2019
	C&W (a)	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (c):
Video	$43.9	$108.7	$35.0	$—	$187.6
Broadband internet	60.2	104.8	41.8	—	206.8
Fixed-line telephony	24.3	27.5	5.7	—	57.5
Total subscription revenue	128.4	241.0	82.5	—	451.9
Non-subscription revenue (d)	15.0	8.9	5.3	—	29.2
Total residential fixed revenue	143.4	249.9	87.8	—	481.1
Residential mobile revenue:
Service revenue (c)	135.0	15.7	—	—	150.7
Interconnect, equipment sales and other (e)	19.0	3.4	—	—	22.4
Total residential mobile revenue	154.0	19.1	—	—	173.1
Total residential revenue	297.4	269.0	87.8	—	654.2
B2B revenue:
Service revenue (f)	210.9	7.5	10.8	(0.6)	228.6
Subsea network revenue (g)	61.5	—	—	(1.6)	59.9
Total B2B revenue	272.4	7.5	10.8	(2.2)	288.5
Total	$569.8	$276.5	$98.6	$(2.2)	$942.7

(a)	The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(b)	Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.

(c)	Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.

(d)	Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.

(e)	The total amounts include $7 million of revenue from sales of mobile handsets and other devices.

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
March 31, 2020
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended March 31,
	2020	2019
	in millions

Panama	$137.7	$140.3
Networks & LatAm (a)	95.0	88.7
Jamaica	96.1	93.0
The Bahamas	49.3	53.6
Barbados	36.7	37.5
Curacao (b)	39.6	7.0
Trinidad and Tobago	40.8	39.6
Chile	206.4	244.0
Costa Rica	33.7	32.5
Puerto Rico	104.3	98.0
Other (c)	91.4	108.5
Total	$931.0	$942.7

(a)
The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial fiber optic cable networks.

(b)	The amount presented for 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

(c)	The amounts relate to a number of countries in which C&W has less significant operations, all of which are located in Latin America and the Caribbean.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our 2019 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2020 and 2019.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2020.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures and Part II, Item 1A. Risk Factors may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies in 2020; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the AT&T Acquisition, including financing plans, the expected closing date, and the potential risks associated with such acquisition; the potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part II, Item 1A of this Quarterly Report and Part I, Item 1A in our 2019 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, including the COVID-19 pandemic, and other similar events.

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

Operations
At March 31, 2020, we (i) owned and operated fixed networks that passed 7,583,000 homes and served 6,101,600 revenue generating units (RGUs), comprising 2,656,900 broadband internet subscribers, 1,985,400 video subscribers and 1,459,300 fixed-line telephony subscribers and (ii) served 3,619,800 mobile subscribers.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. To date, confirmed cases of COVID-19 are present in each of the markets in which we operate. Through March 31, 2020, COVID-19 has not had a material impact on our financial position, results of operations or liquidity. The extent to which COVID-19 impacts our future operational and financial performance will depend on certain developments, which include, among other factors:

•	the duration and spread of the outbreak;

•	the ability of governments and medical professionals in our markets to respond to the outbreak;

•	the impact of government regulations imposed in response to the pandemic, including initiated laws and moratoriums;

•	the impact on our customers and our sales cycles;

•
the impact on actual and expected customer receivable collection patterns, including the impact of such patterns on our allowance for bad debt provisions following the adoption of ASU 2016-13 on January 1, 2020;

•	the impact on our employees, including that from labor shortages or work from home initiatives;

•	the impacts on foreign currency and interest rate fluctuations; and

•	the effect on our vendors, as COVID-19 could have adverse impacts on our supply chain thereby impacting our customers’ ability to use our services.

Given the impacts of COVID-19 continue to rapidly evolve, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain and cannot be predicted at this time. If the disruptions we are experiencing were to worsen or extend over a prolonged period, COVID-19 could have a material adverse impact on our results of operations and cash flows, financial condition and liquidity. The heightened volatility of global markets resulting from COVID-19 further expose us to risks and uncertainties.
As COVID-19 continues to spread, we have, and expect to continue to take, a variety of measures to promote the safety and security of our employees, and ensure the availability of our communication services. To this end, we have upgraded our network in an effort to handle peak traffic, accelerated our digital transformation efforts, initiated moves to self-installations for as many of our services and customers as possible, are developing innovative pricing plans that meet our customers’ needs across our prepaid products, our fixed products, our Pay-TV products, and our B2B products, and continue to evaluate and change our cost structure. In this regard, in an effort to mitigate potential revenue challenges that may arise from COVID-19, and based on our current view of the potential impacts of COVID-19 on our business, we have identified and begun to take actions that are expected to help reduce certain fixed-related operating costs and capital costs by approximately $150 million during the remainder of 2020, of which approximately half relates to operating costs and expenses.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Leo Cable, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition is valued at an enterprise value of $1.95 billion on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition through a combination of net proceeds from the 2026 SPV Credit Facility, the 2027 LPR Senior Secured Notes and available liquidity. In connection with the AT&T Acquisition, we expect to incur significant operating and capital costs to integrate the businesses of AT&T with our existing operations in Puerto Rico.
The AT&T Acquisition is subject to the satisfaction of customary closing conditions, including reviews by the FCC and clearance by the DOJ under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act). On January 10, 2020, we received a request for additional information and documentary materials (a Second Request) from the DOJ regarding the AT&T Acquisition. This information request was issued in conjunction with the DOJ’s review of the transaction under the HSR Act. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Liberty Latin America and AT&T have substantially complied with the Second Request or such later time as such parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. We are responding to the information request as quickly as practicable and will continue to work cooperatively with the DOJ in connection with its review. We expect the AT&T Acquisition to close in the second half of 2020.
Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2020 and 2019 is affected by an acquisition, a disposal and FX effects. As we use the term, organic changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year period operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current-year period.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk is to the Chilean peso, as a significant portion of our revenue is derived from VTR. For example, the average FX rate for the Chilean peso per one U.S. dollar deteriorated by 21% for the three months ended March 31, 2020, as compared to the corresponding period in 2019. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and Cabletica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
On April 1, 2019, certain B2B operations in Puerto Rico were transferred from our C&W segment to our Liberty Puerto Rico segment, and on January 1, 2020, our captive insurance operation was transferred from our C&W segment to our corporate operations. These transfers did not have a significant impact on the financial results of our C&W or Liberty Puerto Rico segments.
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

The following table sets forth revenue by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$588.6	$569.8	$18.8	3.3
VTR/Cabletica	240.1	276.5	(36.4)	(13.2)
Liberty Puerto Rico	104.6	98.6	6.0	6.1
Intersegment eliminations	(2.3)	(2.2)	(0.1)	4.5
Total	$931.0	$942.7	$(11.7)	(1.2)
Consolidated. The decrease during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $32 million associated with the impact of the UTS Acquisition, (ii) a decrease of $15 million associated with the impact of a disposal and (iii) a decrease of $47 million attributable to the impact of FX. Excluding the effects of the UTS Acquisition, a disposal and FX, revenue increased $18 million or 1.9%. The organic increase includes increases of $9 million, $4 million and $6 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$44.9	$43.9	$1.0	2.3
Broadband internet	71.0	60.2	10.8	17.9
Fixed-line telephony	24.3	24.3	—	—
Total subscription revenue	140.2	128.4	11.8	9.2
Non-subscription revenue	16.9	15.0	1.9	12.7
Total residential fixed revenue	157.1	143.4	13.7	9.6
Residential mobile revenue:
Service revenue	130.9	135.0	(4.1)	(3.0)
Interconnect, equipment sales and other	17.6	19.0	(1.4)	(7.4)
Total residential mobile revenue	148.5	154.0	(5.5)	(3.6)
Total residential revenue	305.6	297.4	8.2	2.8
B2B revenue:
Service revenue	213.4	210.9	2.5	1.2
Subsea network revenue	69.6	61.5	8.1	13.2
Total B2B revenue	283.0	272.4	10.6	3.9
Total	$588.6	$569.8	$18.8	3.3
The details of the changes in C&W’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$10.3
ARPU (b)	(5.2)
Increase in residential fixed non-subscription revenue	1.9
Total increase in residential fixed revenue	7.0
Decrease in residential mobile service revenue (c)	(5.7)
Decrease in residential mobile interconnect, equipment sales and other (d)	(2.6)
Increase in B2B service revenue (e)	1.8
Increase in B2B subsea network revenue (f)	8.1
Total organic increase	8.6
Impact of acquisition and a disposal	17.2
Impact of FX	(7.0)
Total	$18.8

(a)	The increase is primarily attributable to higher broadband internet, video and fixed-line telephony RGUs.

(b)	The decrease is primarily due to lower ARPU from video and fixed-line telephony services.

(c)
The decrease is primarily attributable to the net effect of (i) lower ARPU from mobile services and (ii) lower average mobile subscribers, primarily in Panama and the Bahamas, that was largely offset by higher average mobile subscribers in Jamaica. A portion of this net decrease includes the impact of COVID-19, which negatively impacted mobile subscription revenue during the period, primarily in Panama and the Bahamas.

(d)	The decrease is primarily attributable to lower interconnect revenue, primarily associated with lower volumes in Panama.

(e)
The increase is primarily due to the net effect of (i) higher revenue from data and managed services, primarily in Networks & LatAm, Jamaica, and Panama (ii) lower fixed-line telephony services, primarily in Jamaica and Panama and (iii) increased interconnect revenue, primarily in Jamaica.

(f)	The increase is primarily attributable to an increase of $8 million associated with revenue recognized on a cash basis for services provided to a significant customer.
VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$95.0	$108.7	$(13.7)	(12.6)
Broadband internet	94.4	104.8	(10.4)	(9.9)
Fixed-line telephony	20.3	27.5	(7.2)	(26.2)
Total subscription revenue	209.7	241.0	(31.3)	(13.0)
Non-subscription revenue	6.0	8.9	(2.9)	(32.6)
Total residential fixed revenue	215.7	249.9	(34.2)	(13.7)
Residential mobile revenue:
Service revenue	14.6	15.7	(1.1)	(7.0)
Interconnect, equipment sales and other	2.0	3.4	(1.4)	(41.2)
Total residential mobile revenue	16.6	19.1	(2.5)	(13.1)
Total residential revenue	232.3	269.0	(36.7)	(13.6)
B2B service revenue	7.8	7.5	0.3	4.0
Total	$240.1	$276.5	$(36.4)	(13.2)
The details of the changes in VTR/Cabletica’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.5
ARPU (b)	(2.5)
Decrease in residential fixed non-subscription revenue (c)	(2.0)
Total increase in residential fixed revenue	1.0
Increase in residential mobile service revenue (d)	1.9
Decrease in residential mobile interconnect, equipment sales and other	(1.0)
Increase in B2B service revenue (e)	1.8
Total organic increase	3.7
Impact of FX	(40.1)
Total	$(36.4)

(a)	The increase is primarily attributable to the net effect of (i) higher broadband internet and video RGUs and (ii) lower fixed-line telephony RGUs.

(b)	The decrease is primarily due to the net effect of (i) lower ARPU from fixed-line telephony and video services and (ii) an improvement resulting from a change in product mix.

(c)	The decrease is primarily attributable to lower equipment sales at Cabletica.

(d)	The increase is due to the net effect of (i) a higher average number of mobile subscribers at VTR and (ii) lower ARPU from mobile services at VTR.

(e)	The increase is primarily attributable to higher average numbers of broadband internet, video and fixed-line telephony RGUs at VTR.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$35.3	$35.0	$0.3	0.9%
Broadband internet	45.5	41.8	3.7	8.9%
Fixed-line telephony	5.9	5.7	0.2	3.5%
Total subscription revenue	86.7	82.5	4.2	5.1%
Non-subscription revenue	4.6	5.3	(0.7)	(13.2)%
Total residential fixed revenue	91.3	87.8	3.5	4.0%
B2B service revenue	13.3	10.8	2.5	23.1%
Total	$104.6	$98.6	$6.0	6.1%

The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.3
ARPU (b)	(0.1)
Decrease in residential fixed non-subscription revenue	(0.7)
Total increase in residential fixed revenue	3.5
Increase in B2B service revenue	2.5
Total	$6.0

(a)	The increase is primarily attributable to higher broadband internet RGUs.

(b)
The decrease is primarily attributable to the net effect of (i) $2 million of credits issued to customers in connection with the earthquakes that impacted Puerto Rico in January 2020, (ii) higher ARPU from broadband internet, video and fixed-line telephony services and (iii) a decline resulting from a change in product mix.

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
The following table sets forth programming and other direct costs of services by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$122.1	$129.1	$(7.0)	(5.4)
VTR/Cabletica	66.9	75.6	(8.7)	(11.5)
Liberty Puerto Rico	24.1	22.9	1.2	5.2
Intersegment eliminations	(2.3)	(2.2)	(0.1)	N.M.
Total	$210.8	$225.4	$(14.6)	(6.5)

N.M. — Not Meaningful.
Consolidated. The decrease in programming and other direct costs of services during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $3 million associated with the impact of the UTS Acquisition, (ii) a decrease of $4 million associated with the impact of a disposal and (iii) a decrease of $13 million due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, our programming and other direct costs of services decreased $1 million or 0.5%. The organic decrease primarily includes increases (decreases) of ($5 million), $2 million and $1 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The decrease in C&W’s programming and other direct costs of services during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $3 million associated with the impact of the UTS Acquisition (ii) a decrease of $4 million associated with the impact of a disposal and (iii) a decrease of $2 million due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, C&W’s programming and other direct costs of services decreased $5 million or 3.6%. This decrease includes the following factors:

•	A decrease in programming and copyright costs of $9 million or 22.4%, primarily due to lower sports content costs; and

•	An increase in interconnect and access costs of $3 million or 5.9%, primarily due to an increase in wholesale call volumes in Jamaica.
VTR/Cabletica. The decrease in VTR/Cabletica’s programming and other direct costs of services during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes a decrease of $11 million attributable to FX. Excluding the effect of FX, VTR/Cabletica’s programming and other direct costs of services increased $2 million or 3.0%. This increase includes the following factors:

•
An increase in programming and copyright costs of $6 million or 11.8%, primarily due to (i) an increase in certain premium and basic content costs, primarily resulting from higher rates and (ii) a net increase in the foreign currency impact of programming contracts denominated in U.S. dollars;

•	A decrease in interconnect and access costs of $3 million or 17.2%, primarily due to a decrease in interconnect costs as a result of lower rates; and

•	A decrease in equipment costs of $1 million or 11.8%, primarily due to the net effect of (i) lower equipment sales at Cabletica and (ii) higher mobile handset sales at VTR.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s programming and other direct costs of services during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily includes the following factors:

•	An increase in interconnect costs of $1 million or 45.6% primarily resulting from the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment; and

•	An increase in programming and copyright costs of $1 million or 2.6% mostly attributable to higher programming rates.
Other operating expenses
General. Other operating expenses include (i) network operations, (ii) customer operations, which includes personnel costs and call center costs, (iii) bad debt and collection expenses, and (iv) other costs related to our operations.
The following tables set forth other operating expenses by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$126.7	$111.8	$14.9	13.3
VTR/Cabletica	40.9	46.5	(5.6)	(12.0)
Liberty Puerto Rico	15.3	14.3	1.0	7.0
Corporate	1.5	—	1.5	N.M.
Total other operating expenses excluding share-based compensation expense	184.4	172.6	11.8	6.8
Share-based compensation expense	0.4	0.2	0.2	100.0
Total	$184.8	$172.8	$12.0	6.9
N.M. — Not Meaningful.
Consolidated. The increase in other operating expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $12 million associated with the impact of the UTS Acquisition, (ii) a decrease of $3 million associated with the impact of a disposal and (iii) a decrease of $9 million attributable to FX. Excluding the effects of the UTS Acquisition, a disposal, FX and share-based compensation expense, our other operating expenses increased $11 million or 6.5%. The organic increase includes increases of $7 million, $2 million, $1 million, and $2 million at C&W, VTR/Cabletica, Liberty Puerto Rico, and Corporate, respectively, as further discussed below.
C&W. The increase in C&W’s other operating expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily includes (i) an increase of $12 million associated with the impact of the UTS Acquisition, (ii) a decrease of $3 million associated with the impact of a disposal and (iii) a decrease of $2 million due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, C&W’s other operating expenses (exclusive of share-based compensation expense) increased $7 million or 6.4%. This increase includes the following factors:

•	An increase in bad debt and collection expenses of $4 million or 57.0%, primarily due to an increase in expected credit losses associated with certain B2B customers; and

•	A net increase resulting from other individually insignificant changes.
VTR/Cabletica. The decrease in VTR/Cabletica’s other operating expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes a decrease of $7 million due to FX. Excluding the effect of FX, VTR/Cabletica’s other operating expenses (exclusive of share-based compensation expense) increased $2 million or 3.4%. This increase includes the following factors:

•
An increase in outsourced labor and professional services of $3 million or 43.2%, primarily due to (i) increased call center volume, (ii) the outsourcing of VTR’s network operations center and (iii) increased logistics services; and

•	A decrease in bad debt and collection expenses of $1 million or 14.4%.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s other operating expenses (exclusive of share-based compensation expense) during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily includes an increase in network-related expenses of $1 million or 28.2% mostly due to higher power costs.
Corporate. The increase in Corporate other operating expenses (exclusive of share-based compensation expense) during the three months ended March 31, 2020, as compared to the corresponding period in 2019, is primarily attributable to higher personnel costs with respect to establishing our new operations center in Panama.
SG&A expenses
General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing costs, share-based compensation and other general expenses.
The following tables set forth SG&A by reportable segment and our corporate category:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$107.0	$106.4	$0.6	0.6
VTR/Cabletica	38.9	47.5	(8.6)	(18.1)
Liberty Puerto Rico	14.7	13.5	1.2	8.9
Corporate	11.3	11.5	(0.2)	(1.7)
Total SG&A expenses excluding share-based compensation expense	171.9	178.9	(7.0)	(3.9)
Share-based compensation expense	23.4	14.5	8.9	61.4
Total	$195.3	$193.4	$1.9	1.0
Consolidated. The increase in SG&A expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $5 million associated with the impact of the UTS Acquisition, (ii) a decrease of $3 million associated with the impact of a disposal and (iii) a decrease of $8 million due to FX. Excluding the effects of the UTS Acquisition, a disposal, FX and share-based compensation expense, our SG&A expenses decreased $2 million or 1.3%. The organic decrease primarily includes increases (decreases) of ($1 million) and ($2 million), and $1 million at C&W, VTR/Cabletica and Liberty Puerto Rico respectively, as further discussed below.
C&W. The increase in C&W’s SG&A expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes (i) an increase of $5 million associated with the impact of the UTS Acquisition, (ii) a decrease of $3 million associated with the impact of a disposal and (iii) a decrease of $1 million due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, C&W’s SG&A expenses (exclusive of share-based compensation expense) decreased $1 million or 1.1%. This decrease includes the following factors:

•
An increase in personnel costs of $2 million or 3.5%, primarily due to the net effect of (i) higher sales commissions and related costs in Panama and (ii) lower bonus-related SG&A expense in 2020 related to certain amounts that will be distributed in the form of equity, as further discussed below under Share-based compensation expense;

•	A decrease in insurance costs of $2 million, due in part to the impact of C&W’s Weather Derivative, as further described below and in note 5 to our condensed consolidated financial statements; and

•	A net decrease resulting from other individually insignificant changes.
VTR/Cabletica. The decrease in VTR/Cabletica’s SG&A expenses during the three months ended March 31, 2020, as compared to the corresponding period in 2019, includes a decrease of $6 million due to FX. Excluding the effect of FX, VTR/Cabletica’s SG&A expenses (exclusive of share-based compensation expense) decreased $2 million or 4.6%. This decrease primarily includes a decrease in sales, marketing and advertising expenses of $2 million or 11.4%, mostly driven by the net effect of (i) lower advertising costs, primarily related to the delay in certain marketing campaigns resulting from the impact of COVID-19 and (ii) higher sales commissions to third-party dealers.

Liberty Puerto Rico. The increase in Liberty Puerto Rico’s SG&A expenses (exclusive of share-based compensation expense) during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily includes an increase in outsourced labor and professional services of $1 million or 79.1% mostly driven by $1 million of advisory-related costs associated with the pending AT&T Acquisition.
Corporate. Corporate SG&A expenses (exclusive of share-based compensation expense) remained relatively flat during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This is primarily attributable to personnel costs remaining relatively flat due to the net effect of (i) increased costs with respect to establishing our new operations center in Panama and (ii) lower bonus-related SG&A expense in 2020 related to certain amounts that will be distributed in the form of equity, as further discussed below under Share-based compensation expense.
Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 18 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment and our corporate category:

	Three months ended March 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$232.8	$222.5	$10.3	4.6
VTR/Cabletica	93.4	106.9	(13.5)	(12.6)
Liberty Puerto Rico	50.5	47.9	2.6	5.4
Corporate	(12.8)	(11.5)	(1.3)	11.3
Total	$363.9	$365.8	$(1.9)	(0.5)
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2020	2019
	%

C&W	39.6	39.0
VTR/Cabletica	38.9	38.7
Liberty Puerto Rico	48.3	48.6
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services, other operating expenses and SG&A expenses, as further discussed above.
Share-based compensation expense (included in other operating and SG&A expenses)
Share-based compensation expense increased $9 million during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase is primarily due to $7 million of estimated bonus-related expenses for the 2020 year that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020.
For additional information regarding our share-based compensation, see note 15 to our condensed consolidated financial statements.

Depreciation and amortization
Our depreciation and amortization expense decreased $4 million or 1.7% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. Excluding the net impacts of FX, an acquisition and disposition, depreciation and amortization expense decreased $2 million or 0.8%. The organic decrease is primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated and (ii) increases in property and equipment additions, primarily associated with the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, and baseline related additions.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $19 million and $21 million during the three months ended March 31, 2020 and 2019, respectively.
The 2020 amount primarily includes (i) restructuring charges of $8 million and (ii) direct acquisition costs of $8 million. The restructuring charges, which are related to C&W and VTR, include (i) $6 million of employee severance and termination costs related to certain reorganization activities and (ii) $2 million of contract termination and other related charges. The direct acquisition costs are primarily related to the pending AT&T Acquisition.
The 2019 amount primarily includes restructuring charges of $17 million, which includes $15 million of employee severance and termination costs related to certain reorganization activities, primarily at VTR and C&W.
For additional information regarding our restructuring charges, see note 14 to our condensed consolidated financial statements.

Interest expense
Our interest expense increased $28 million during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily due to (i) the net effect of (a) a higher average outstanding debt balance and (b) a lower weighted-average interest rate and (ii) higher amortization of discounts and premiums, net, and deferred financing costs.
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

	Three months ended March 31,
	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$9.3	$(70.0)
Foreign currency forward contracts and other (b)	8.1	1.0
Total	$17.4	$(69.0)

(a)
The gain during the three months ended March 31, 2020 is primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar and (ii) changes in interest rates. In addition, the gain during the 2020 period includes a net gain of $33 million resulting from changes in our credit risk valuation adjustments, which is primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak. The loss during the three months ended March 31, 2019 is primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during the 2019 period includes a net gain of $2 million resulting from changes in our credit risk valuation adjustments.

(b)	The amount for the 2020 period includes $2 million of amortization of the premiums associated with our Weather Derivatives, which we entered into during the second quarter of 2019.
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

	Three months ended March 31,
	2020	2019
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(158.7)	$26.3
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	3.2	14.7
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	(3.7)
Other	(8.8)	(5.1)
Total	$(164.3)	$32.2
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of $3 million and nil during the three months ended March 31, 2020 and 2019, respectively. The losses during 2020 are associated with the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.
Other income, net
We recognized other income, net, of $7 million and $2 million during the three months ended March 31, 2020 and 2019, respectively. The amounts primarily relate to interest income. The increase in the 2020 period is mostly due to interest on the AT&T Acquisition Restricted Cash, as defined and described under Material Changes in Financial Condition—Sources and Uses of Cash below.
Income tax expense
We recognized income tax expense of $6 million and $4 million during the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020 and 2019, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate (based on Bermuda statutory tax rate of 0%), primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent items, such as non-taxable income. For the three months ended March 31, 2019, these negative impacts to our effective tax rate were further offset by the beneficial effect of a change in the Barbados statutory tax rate effective March 19, 2019.
For additional information regarding our income taxes, see note 12 to our condensed consolidated financial statements.

Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended March 31,
	2020	2019
	in millions

Operating income	$107.8	$113.3
Net non-operating expenses	$(286.8)	$(150.1)
Income tax expense	$(5.6)	$(4.4)
Net loss	$(184.6)	$(41.2)
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
Net loss (earnings) attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of $4 million and ($1 million) during the three months ended March 31, 2020 and 2019, respectively. The change during 2020, as compared to 2019, is primarily attributable to net increases in losses in our less-than-wholly-owned subsidiaries at C&W.

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2020, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2020. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$506.9
Unrestricted subsidiaries (b)	55.5
Total Liberty Latin America and unrestricted subsidiaries	562.4
Borrowing groups (c):
C&W	687.0
VTR Finance	210.9
Liberty Puerto Rico	119.4
Cabletica	13.6
Total borrowing groups	1,030.9
Total cash and cash equivalents	$1,593.3

Restricted cash (d)	$1,278.4

(a)	Represents the amount held by Liberty Latin America on a standalone basis, which includes the net proceeds resulting from the offering of the Convertible Notes.

(b)
Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.

(c)
Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries and includes cash proceeds from revolving credit facilities that were drawn in March 2020 of $313 million, $92 million and $63 million at C&W, VTR Finance and Liberty Puerto Rico, respectively.

(d)	Includes $1,260 million of restricted cash held in escrow that will be used to fund a portion of the AT&T Acquisition (the AT&T Acquisition Restricted Cash), as further described below.
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
Our liquidity requirements related to acquisitions include funding the AT&T Acquisition. The AT&T Acquisition is structured as an all-cash transaction with a purchase price of $1,950 million, subject to adjustment as provided in the related stock purchase agreement. We intend to finance this acquisition through a combination of a portion of the net proceeds from the 2026 SPV Credit Facility and the 2027 LPR Senior Secured Notes ($1,260 million of which is restricted cash held in escrow) and available liquidity. For additional information regarding the AT&T Acquisition and our debt, see notes 4 and 9, respectively, to our condensed consolidated financial statements.
In March 2020, our Board of Directors approved a $100 million Share Repurchase Program. During the three months ended March 31, 2020, the aggregate amount of our share repurchases was $2 million. For additional information regarding our Share Repurchase Program, see note 13 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. During the first quarter of 2020, we drew an aggregate $467 million under the revolving credit facilities of our borrowing groups, as a precautionary measure in order to provide flexibility with our liquidity due to economic uncertainty caused by COVID-19, the proceeds of which are included in cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2020. For further details of the borrowing availability of such subsidiaries at March 31, 2020, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our condensed consolidated financial statements.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. The ratio of our March 31, 2020 consolidated debt (total principal amount of debt and finance lease obligations outstanding, net of projected derivative principal-related cash payments (receipts)) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2020 was 5.6x, or 4.8x excluding $1,253 million of incremental debt borrowed by Liberty Puerto Rico to fund the AT&T Acquisition. In addition, the ratio of our March 31, 2020 consolidated net debt (debt, as defined above, less cash and cash equivalents and the AT&T Acquisition Restricted Cash) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2020 was 3.8x.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2020, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2020, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,978 million, including $281 million that is classified as current in our condensed consolidated balance sheet and $8,176 million that is not due until 2024 or thereafter. At March 31, 2020, $8,572 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at March 31, 2020 is $168 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at March 31, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.8%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at March 31, 2020 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.51%
VTR Finance	(0.02)%
Liberty Puerto Rico	0.49%
Cabletica	0.68%
Liberty Latin America borrowing groups	0.39%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.4% at March 31, 2020.
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
As of March 31, 2020, our financial position, covenant compliance under the indentures of our borrowing groups or liquidity needs, which includes access to borrowing available under our various revolving credit facilities, have not been materially impacted as a result of COVID-19.  For additional information regarding risks associated with COVID-19, refer to Part II—Item 1A. Risk Factors below.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three months ended March 31,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$114.9	$187.8	$(72.9)
Net cash used by investing activities	(147.1)	(285.5)	138.4
Net cash provided by financing activities	455.4	39.3	416.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.5)	2.5	(11.0)
Net increase in cash, cash equivalents and restricted cash	$414.7	$(55.9)	$470.6
Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to (i) a decrease from our working capital items, including the impact from insurance receipts as discussed below, and (ii) a decrease in cash payment for interest and taxes. During the first quarter of 2019, $33 million of the cash received associated with the final insurance settlement for Hurricanes Maria and Irma was reflected as an operating cash inflow.
Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) $160 million of cash used for the UTS Acquisition in March 2019, (ii) a decrease in cash used for capital expenditures, as further discussed below and (iii) the impact of $34 million of cash we received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our condensed consolidated financial statements.
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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2020	2019
	in millions

Property and equipment additions	$132.9	$139.1
Assets acquired under capital-related vendor financing arrangements	(23.6)	(10.9)
Assets acquired under finance leases	—	(0.1)
Changes in current liabilities related to capital expenditures	39.9	31.5
Capital expenditures	$149.2	$159.6
The decrease in our property and equipment additions during the three months ended March 31, 2020, as compared to the corresponding period in 2019, is primarily due to the net effect of (i) a decrease in customer premises equipment, (ii) a decrease in support-related equipment and (iii) an increase in new builds and upgrades. During the three months ended March 31, 2020 and 2019, our property and equipment additions represented 14.3% and 14.8% of revenue, respectively.

Financing Activities. During the three months ended March 31, 2020, we generated $455 million of cash from financing activities primarily due to $491 million of net borrowings of debt, which was slightly offset by $26 million related to payments of financing costs and debt premiums. During the first quarter of 2020, we borrowed amounts on the revolving credit facilities of our C&W, VTR and LCPR borrowing groups. During the three months ended March 31, 2019, we received $39 million in net cash from financing activities, due to net borrowings of debt. The net borrowings of debt include $170 million that was borrowed on the C&W Revolving Credit Facility in order to finance the UTS Acquisition and $111 million of cash used to repay in full the outstanding principal amount under the 2019 C&W Senior Notes.
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
The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2020	2019
	in millions

Net cash provided by operating activities	$114.9	$187.8
Cash payments (recoveries) for direct acquisition and disposition costs	1.4	(1.3)
Expenses financed by an intermediary (a)	32.5	31.3
Capital expenditures	(149.2)	(159.6)
Recovery on damaged or destroyed property and equipment	—	33.9
Distributions to noncontrolling interest owners	(0.7)	—
Principal payments on amounts financed by vendors and intermediaries	(43.8)	(42.3)
Pre-acquisition net interest payments (receipts) (b)	(3.0)	—
Principal payments on finance leases	(0.6)	(1.4)
Adjusted free cash flow	$(48.5)	$48.4

(a)
For purposes of our condensed consolidated statements of cash flows, expenses, including VAT, financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflows when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

(b)	Amount primarily represents interest received on the AT&T Acquisition Restricted Cash.

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
Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2020:

	Payments due during							Total
	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	in millions

Debt (excluding interest)	$147.3	$157.8	$99.1	$395.2	$1,840.3	$65.8	$6,269.8	$8,975.3
Finance leases (excluding interest)	1.5	0.5	0.2	0.2	0.2	0.1	0.2	2.9
Operating leases	30.5	34.4	28.7	22.8	19.1	13.1	42.5	191.1
Programming commitments	98.7	106.3	74.3	43.6	35.4	0.3	—	358.6
Network and connectivity commitments	55.6	35.6	6.0	5.3	4.6	2.5	9.0	118.6
Purchase commitments	160.8	19.4	7.4	0.4	—	—	—	188.0
Other commitments	13.3	2.3	1.9	1.6	1.6	1.6	9.3	31.6
Total (a)	$507.7	$356.3	$217.6	$469.1	$1,901.2	$83.4	$6,330.8	$9,866.1
Projected cash interest payments on debt and finance lease obligations (b)	$353.3	$497.9	$493.7	$476.7	$415.1	$359.3	$602.0	$3,198.0

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2020 condensed consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($76 million at March 31, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.

For information concerning our debt, operating lease obligations and commitments, see notes 9, 10 and 17, respectively, to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2020 and 2019, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K. The following discussion updates selected numerical information to March 31, 2020.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At March 31, 2020, $187 million or 11.7% of our cash balance was denominated in Chilean pesos.
Foreign Currency Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2020	December 31, 2019
Spot rates:
Chilean peso	853.79	751.85
Jamaican dollar	135.01	132.28

	Three months ended March 31,
	2020	2019
Average rates:
Chilean peso	804.03	667.16
Jamaican dollar	136.83	130.72
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2020, we paid a fixed rate of interest on 91% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency Derivative Contracts
Holding all other factors constant, at March 31, 2020, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 100 billion or $117 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $172 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $80 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$16.7	$22.0	$18.8	$30.4	$26.8	$25.7	$41.5	$181.9
Principal-related (b)	—	—	(192.9)	—	(67.6)	—	(17.3)	(277.8)
Other (c)	(14.4)	—	—	—	—	—	—	(14.4)
Total	$2.3	$22.0	$(174.1)	$30.4	$(40.8)	$25.7	$24.2	$(110.3)

(a)	Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.

(b)	Includes the principal-related cash flows of our cross-currency derivative contracts.

(c)	Includes amounts related to our foreign currency forward contracts.

Item 4.	CONTROLS AND PROCEDURES
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2020.
Management’s Remediation Plans

Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
Changes in Internal Control over Financial Reporting

Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the fiscal quarter, changes in our internal control over financial reporting include:
•the remediation efforts regarding the material weaknesses that existed as of December 31, 2019; and,

•
we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our order-to-cash process related to VTR’s implementation of a new customer relationship management software.

PART II - OTHER INFORMATION
Item 1A. RISK FACTORS
Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2019 Form 10-K.
The effects of the novel coronavirus (COVID-19) outbreak could adversely impact our business and results of operations.

The outbreak and continuing exponential spread of COVID-19, which first surfaced in Wuhan, China in December 2019 and was declared a “pandemic” by the Word Health Organization in March 2020, may lead to a significant number of adverse effects, both external and internal, on our business and results of operations. With respect to external impacts, the COVID-19 outbreak has resulted in a substantial curtailment of the global economy, including global travel, tourism, and business activities. As part of intensifying global efforts to contain the spread of COVID-19, most of the countries in which we operate have imposed travel restrictions to and from affected areas, with a significant number of airport closures, flight cancellations and suspensions, and port closures. These measures, coupled with the fear of the further spread of COVID-19, have resulted in a significant reduction of worldwide travel over the last several months, including travel related to tourism, which is an important economic activity for many of the markets in which we operate. If these conditions continue for an extended period of time, we could experience reduced demand for our products and services, including a reduction in roaming charges incurred by tourists, which could have a negative impact on our ability to enter into new customer contracts or renew existing customer contracts, specifically in our B2B segment and with hotels and other tourist-related businesses. In addition, a prolonged period of travel, commercial and other similar restrictions and the resulting reduced demand for air and sea travel as a result of the COVID-19 outbreak could have a negative impact on the ability of our government customers to perform their obligations to us under their existing customer contracts, as many of these markets rely heavily on tourism to drive their respective economies.

 With respect to internal impacts, the COVID-19 outbreak has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last, and this uncertainty is expected to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work due to being infected with COVID-19, quarantine measures, or related outcomes as a result of this outbreak. In this regard, our internal controls over financial reporting measures may be impacted by labor shortages and/or work from home initiatives.  Similarly, some of our retail stores, offices and facilities either have been or may be temporarily shut down because of this outbreak, which certain of our customers frequently access to pay for our products and services. The inability of our customers to pay for our products and services, as well as the potential for government intervention precluding payment from customers for a certain period of time, whether in such retail stores, due to a general downturn in the global economy or otherwise, could negatively impact our cash flows, liquidity, including working capital, and ability to borrow. To the extent to which any of the above materialize for a meaningful period of time, we would have to rely on committed liquidity facilities to bridge cash flow, working capital and or capital expenditure requirements. This may have a long term consequence for both our liquidity position and longer term leverage levels across the business. In turn, such results could impact our capital expenditures, including those earmarked for equipment and associated labor costs to build out and/or upgrade our networks as well as for related customer premises equipment. Additionally, certain of our product shipments from China may be delayed. If such a disruption were to extend over a prolonged period, it could have an impact on the continuity of our supply chain. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of products until we are able to resume such shipments or shift from the affected contractor or vendor to another third-party vendor, if needed. If our suppliers cannot deliver the supplies we need to operate our business, including handsets, set-top boxes, and other devices, and if we are unable to deliver our products to our customers, our business and results of operations could be negatively impacted.

As of March 31, 2020, the impact of COVID-19 has not had a material impact on our results of operations, financial position, cash flows or liquidity. The extent of the impact of the outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and our sales cycles, the impact on our employees, and the effect on our vendors, all of which are uncertain and cannot be predicted. The outbreak has resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February. If, among other factors, (i) our equity values were to remain at these declined levels for a sustained period or were to decline further or (ii) the adverse impacts stemming from the COVID-19 outbreak, competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of goodwill or other long-lived assets. Any such impairment charges could be significant. Additionally, our ability to execute on cost-cutting measures and organizational change initiatives may impact our financial performance and results of operations, including less-than-anticipated cost savings. For instance, in the event demand for our products or services is significantly reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions, organizational change initiatives, and cost-cutting measures, including reducing our workforce, reducing our operating and capital costs, or closing one or more of our retail stores, offices or facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at such facilities if our business experiences a subsequent recovery. Also, the expansion of our new Operations Center in Panama City, Panama, which is one of our key organizational change initiatives, may be impacted as a result of the COVID-19 pandemic.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

On March 17, 2020, we announced that our board of directors authorized the Share Repurchase Program, which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares, as the case may be, over two years. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2020 through January 31, 2020:
Class A	—	$—	—
Class C	—	$—	—
February 1, 2020 through February 29, 2020:
Class A	—	$—	—
Class C	—	$—	—
March 1, 2020 through March 31, 2020:
Class A	55,338	$10.01	55,338	(b)
Class C	114,975	$9.85	114,975	(b)
Total — January 1, 2020 through March 31, 2020:
Class A	55,338	$10.01	55,338	(b)
Class C	114,975	$9.85	114,975	(b)

(a)	Average price paid per share includes direct acquisition costs.

(b)	At March 31, 2020, the remaining amount authorized for repurchases of Liberty Latin America Shares was $98 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Additional Facility Joinder Agreement dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America Ltd.’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-38335) (the January 2020 8-K)).

10.2
Extension Amendment dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the January 2020 8-K).***

10.3	Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith

***
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Liberty Latin America hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished. The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 5, 2020	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 5, 2020	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer