Form 10-Q
period 2020-06-30
Liberty Latin America Ltd.
filed 2020-08-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2020 was: 48,875,813 Class A; 1,933,993 Class B; and 131,344,287 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,752.4	$1,183.8
Trade receivables, net of allowances of $104.1 million and $87.3 million, respectively	516.2	585.2
Prepaid expenses	53.5	58.9
Other current assets, net	219.2	227.3
Total current assets	2,541.3	2,055.2

Goodwill	4,502.3	4,906.4
Property and equipment, net	4,155.4	4,301.1
Restricted cash	1,369.8	1,272.2
Intangible assets subject to amortization, net	876.9	969.2
Intangible assets not subject to amortization	559.1	560.8
Other assets, net	769.7	872.6
Total assets	$14,774.5	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2020	December 31, 2019
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$270.2	$346.6
Current portion of deferred revenue	136.2	160.9
Current portion of debt and finance lease obligations	186.5	180.2
Accrued capital expenditures	51.6	72.1
Accrued interest	138.2	132.6
Accrued payroll and employee benefits	71.2	88.9
Other accrued and current liabilities	663.3	594.7
Total current liabilities	1,517.2	1,576.0
Long-term debt and finance lease obligations	8,654.5	8,189.8
Deferred tax liabilities	404.1	401.8
Deferred revenue	192.9	210.9
Other long-term liabilities	725.9	579.1
Total liabilities	11,494.6	10,957.6

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 49,167,844 and 48,874,028 shares issued and outstanding, respectively, at June 30, 2020 and 48,795,552 shares issued and outstanding at December, 31, 2019	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,934,005 shares issued and outstanding at June 30, 2020 and 1,934,686 shares issued and outstanding at December 31, 2019	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 131,988,048 and 131,314,890 shares issued and outstanding, respectively, at June 30, 2020 and 131,181,371 shares issued and outstanding at December 31, 2019	1.3	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 966,974 and nil shares, respectively	(9.5)	—
Additional paid-in capital	4,606.2	4,569.9
Accumulated deficit	(2,021.0)	(1,447.1)
Accumulated other comprehensive loss, net of taxes	(56.0)	(14.8)
Total Liberty Latin America shareholders	2,521.5	3,109.8
Noncontrolling interests	758.4	870.1
Total equity	3,279.9	3,979.9
Total liabilities and equity	$14,774.5	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions, except per share amounts

Revenue	$848.9	$982.9	$1,779.9	$1,925.6
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	179.7	223.0	390.5	448.4
Other operating costs and expenses	360.1	387.9	740.2	754.1
Depreciation and amortization	216.4	222.0	429.9	439.3
Impairment, restructuring and other operating items, net	298.7	6.5	317.5	27.0
	1,054.9	839.4	1,878.1	1,668.8
Operating income (loss)	(206.0)	143.5	(98.2)	256.8
Non-operating income (expense):
Interest expense	(135.3)	(119.8)	(278.6)	(235.5)
Realized and unrealized losses on derivative instruments, net	(179.0)	(79.0)	(161.6)	(148.0)
Foreign currency transaction gains (losses), net	19.1	(19.5)	(145.2)	12.7
Losses on debt modification and extinguishment	—	(9.5)	(3.4)	(9.5)
Other income, net	4.8	2.6	11.6	5.0
	(290.4)	(225.2)	(577.2)	(375.3)
Loss before income taxes	(496.4)	(81.7)	(675.4)	(118.5)
Income tax expense	(3.8)	(29.5)	(9.4)	(33.9)
Net loss	(500.2)	(111.2)	(684.8)	(152.4)
Net loss (earnings) attributable to noncontrolling interests	107.2	(4.8)	111.1	(5.3)
Net loss attributable to Liberty Latin America shareholders	$(393.0)	$(116.0)	$(573.7)	$(157.7)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(2.15)	$(0.64)	$(3.15)	$(0.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Net loss	$(500.2)	$(111.2)	$(684.8)	$(152.4)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(35.7)	(38.0)	(40.4)	(25.7)
Reclassification adjustments included in net loss	(0.3)	(2.2)	(3.1)	(3.5)
Pension-related adjustments and other, net	0.5	(0.9)	1.6	(1.9)
Other comprehensive loss	(35.5)	(41.1)	(41.9)	(31.1)
Comprehensive loss	(535.7)	(152.3)	(726.7)	(183.5)
Comprehensive loss (earnings) attributable to noncontrolling interests	107.7	(4.3)	111.8	(5.1)
Comprehensive loss attributable to Liberty Latin America shareholders	$(428.0)	$(156.6)	$(614.9)	$(188.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2019	$0.5	$—	$1.3	$—	$4,508.6	$(1,408.7)	$(6.6)	$3,095.1	$1,023.2	$4,118.3
Net loss	—	—	—	—	—	(116.0)	—	(116.0)	4.8	(111.2)
Other comprehensive loss	—	—	—	—	—	—	(40.6)	(40.6)	(0.5)	(41.1)
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	—	(2.5)	(2.5)
Conversion Option, net	—	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
Shared-based compensation	—	—	—	—	9.7	—	—	9.7	—	9.7
Other	—	—	—	—	(0.7)	—	—	(0.7)	(0.3)	(1.0)
Balance at June 30, 2019	$0.5	$—	$1.3	$—	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9

Balance at January 1, 2019	$0.5	$—	$1.3	$—	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	—	(157.7)	—	(157.7)	5.3	(152.4)
Other comprehensive loss	—	—	—	—	—	—	(30.9)	(30.9)	(0.2)	(31.1)
Impact of the UTS Acquisition	—	—	—	—	—	—	—	—	11.6	11.6
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	—	(2.5)	(2.5)
Conversion Option, net	—	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
Shared-based compensation	—	—	—	—	24.2	—	—	24.2	—	24.2
Other	—	—	—	—	(0.7)	—	—	(0.7)	(0.3)	(1.0)
Balance at June 30, 2019	$0.5	$—	$1.3	$—	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2020	$0.5	$—	$1.3	$(1.7)	$4,592.2	$(1,628.0)	$(21.0)	$2,943.3	$866.1	$3,809.4
Net loss	—	—	—	—	—	(393.0)	—	(393.0)	(107.2)	(500.2)
Other comprehensive loss	—	—	—	—	—	—	(35.0)	(35.0)	(0.5)	(35.5)
Repurchase of Liberty Latin America common shares	—	—	—	(7.8)	—	—	—	(7.8)	—	(7.8)
Shared-based compensation	—	—	—	—	14.0	—	—	14.0	—	14.0
Other	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(573.7)	—	(573.7)	(111.1)	(684.8)
Other comprehensive loss	—	—	—	—	—	—	(41.2)	(41.2)	(0.7)	(41.9)
Repurchase of Liberty Latin America common shares	—	—	—	(9.5)	—	—	—	(9.5)	—	$(9.5)
Shared-based compensation	—	—	—	—	35.4	—	—	35.4	—	35.4
UTS NCI Acquisition	—	—	—	—	0.9	—	—	0.9	—	$0.9
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2020	2019
	in millions
Cash flows from operating activities:
Net loss	$(684.8)	$(152.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	47.3	30.1
Depreciation and amortization	429.9	439.3
Impairment	278.7	0.1
Amortization of debt financing costs, premiums and discounts, net	14.5	2.0
Realized and unrealized losses on derivative instruments, net	161.6	148.0
Foreign currency transaction losses (gains), net	145.2	(12.7)
Loss on debt modification and extinguishment	3.4	9.5
Deferred income tax benefit	(19.0)	(24.9)
Changes in operating assets and liabilities, net of the effect of an acquisition	(23.2)	(7.6)
Net cash provided by operating activities	353.6	431.4

Cash flows from investing activities:
Capital expenditures	(271.4)	(295.4)
Cash received (paid) in connection with an acquisition, net of cash acquired	8.1	(160.4)
Recovery on damaged or destroyed property and equipment	—	33.9
Other investing activities, net	0.2	0.5
Net cash used by investing activities	(263.1)	(421.4)

Cash flows from financing activities:
Borrowings of debt	652.9	1,321.2
Payments of principal amounts of debt and finance lease obligations	(201.8)	(926.0)
Net cash received (paid) related to derivative instruments	180.7	(0.3)
Capped Calls	—	(45.6)
Payment of financing costs and debt premiums	(26.8)	(25.0)
Repurchase of Liberty Latin America common shares	(9.5)	—
Distributions to noncontrolling interest owners	(0.7)	(2.5)
Other financing activities, net	(7.4)	(1.4)
Net cash provided by financing activities	587.4	320.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.2)	2.5

Net increase in cash, cash equivalents and restricted cash	666.7	332.9

Cash, cash equivalents and restricted cash:
Beginning of period	2,457.0	642.0
End of period	$3,123.7	$974.9

Cash paid for interest	$247.2	$232.6
Net cash paid for taxes	$14.0	$59.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(unaudited)

(1) Basis of Presentation
Liberty Latin America Ltd. (Liberty Latin America) is a registered company in Bermuda that primarily includes (i) Cable & Wireless Communications Limited (C&W) and its subsidiaries, (ii) VTR Finance N.V., formerly known as VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR.com SpA (VTR), (iii) Liberty Communications PR Holding LP (Liberty PR), formerly known as Leo Cable LP, and its subsidiaries, which include Liberty Communications of Puerto Rico LLC (LCPR), formerly known as Liberty Cablevision of Puerto Rico LLC, and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiary, Cabletica S.A. (Cabletica). Liberty PR and LCPR are collectively referred to herein as “Liberty Puerto Rico.” C&W owns less than 100% of certain of its consolidated subsidiaries, including The Bahamas Telecommunications Company Limited (C&W Bahamas), Cable & Wireless Jamaica Limited (C&W Jamaica), and Cable & Wireless Panama, S.A. (C&W Panama). For information regarding the percentages of certain of our less than wholly-owned consolidated subsidiaries, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

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

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2020.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. During the second quarter of 2020, we changed the presentation of certain operating costs and expenses on our condensed consolidated statements of operations in order to better align with management’s approach to monitoring and evaluating such costs. Specifically, we have combined the costs previously reported in the consolidated statement of operations’ captions “other operating” and “selling, general and administrative” into one line, which is now referred to as “other operating costs and expenses.” In conjunction with this change, we have provided additional disclosure of the nature of other operating costs and expenses by function, as set forth in note 13. This change in presentation did not have any impact on operating income, net loss or any of our key performance metrics.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

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
For information regarding changes to our accounting policies following the adoption of ASU 2016-13, see note 3.
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
June 30, 2020
(unaudited)

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
ASU 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the London Inter-Bank Offered Rate (LIBOR), which regulators in the United Kingdom (U.K.) have announced will be phased out by the end of 2021. The expedients and exceptions provided by ASU 2020-04 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. We do not currently expect that the phase out of LIBOR will have a material impact on our consolidated financial statements.
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
Changes in the allowance for credit losses are set forth below (in millions):

January 1, 2020	$87.3
Provision for expected losses	36.0
Write-offs	(24.5)
Foreign currency translation adjustments and other	5.3
June 30, 2020	$104.1
(4) Acquisitions
Pending Acquisition
On October 9, 2019, Liberty PR and Liberty Latin America entered into a stock purchase agreement with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T Acquisition) in an all-cash transaction. The operations being acquired in the AT&T Acquisition provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands, excluding DirecTV customers. The AT&T Acquisition is valued at an enterprise value of $1,950 million on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition, including related fees and expenses, through a combination of net proceeds from the 2027

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

LPR Senior Secured Notes, the 2026 SPV Credit Facility and available liquidity. For further information about our debt and available liquidity, see note 9.
The transaction is subject to customary closing conditions, including reviews by the United States Federal Communications Commission (FCC) and the Department of Justice (DOJ). We currently expect the transaction to close during the fourth quarter of 2020.
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
2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in United Telecommunication Services N.V. (UTS) for an initial cash purchase price of $162 million, which was subject to certain potential post-closing adjustments, based on an enterprise value of $189 million (the UTS Acquisition). As noted below, during the first quarter of 2020, the purchase price was reduced by $6 million due to certain post-closing working capital adjustments. During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100%. UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility, as defined in note 9.
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
(a)The goodwill recognized in connection with the UTS Acquisition is primarily attributable to (i) the ability to take advantage of UTS’s existing broadband communications and mobile networks to gain immediate access to potential customers, and (ii) synergies that are expected to be achieved through the integration of UTS with C&W’s existing business in Curacao.
(b)Amount represents the estimated aggregate fair value of the noncontrolling interest in UTS as of March 31, 2019.
(c)Excludes $3 million of direct acquisition costs incurred during 2019 and 2018. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(d)Pursuant to the purchase agreement, which permits certain post-closing working capital adjustments, the UTS Acquisition purchase price was reduced by $6 million during the first quarter of 2020. This amount was received during the second quarter of 2020 and is included in investing activities in our condensed consolidated statement of cash flow.
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2020			December 31, 2019
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$3.2	$10.2	$13.4	$23.4	$126.9	$150.3
Foreign currency forward contracts	7.1	0.7	7.8	9.8	—	9.8
Total	$10.3	$10.9	$21.2	$33.2	$126.9	$160.1

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$70.8	$263.1	$333.9	$34.9	$99.6	$134.5
Foreign currency forward contracts	0.3	—	0.3	0.5	—	0.5
Total	$71.1	$263.1	$334.2	$35.4	$99.6	$135.0
(a)Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $7 million and $4 million during the three months ended June 30, 2020 and 2019, respectively, and $40 million and $6 million during the six months ended June 30, 2020 and 2019, respectively. The gains during the 2020 periods are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak, as further described and defined in note 8. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives, as defined below, as they are not accounted for at fair value. The Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$(173.3)	$(75.8)	$(164.0)	$(145.8)
Foreign currency forward contracts and other (b)	(5.7)	(3.2)	2.4	(2.2)
Total	$(179.0)	$(79.0)	$(161.6)	$(148.0)
(a)The losses for the three and six months ended June 30, 2020 include a realized gain (loss) of ($106 million) and $71 million, respectively, associated with the settlement of certain cross-currency interest rate swaps at VTR Finance in June 2020 that were unwound in connection with the refinancing of certain VTR Finance debt subsequent to June 30, 2020, as further described in note 20.
(b)Amounts include charges of $3 million and $6 million for the three and six months ended June 30, 2020, respectively, and $1 million during each of the three and six months ended June 30, 2019, related to amortization of the premiums associated with our Weather Derivative contracts (the Weather Derivatives), which we initially entered into during the second quarter of 2019.
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended June 30,
	2020	2019
	in millions

Operating activities	$2.8	$17.1
Investing activities	5.8	3.8
Financing activities (a)	180.7	(0.3)
Total	$189.3	$20.6
(a)The 2020 amount is primarily related to the settlement of certain cross-currency interest rate swaps at VTR Finance. The settlement proceeds were used in part to redeem certain VTR Finance debt subsequent to June 30, 2020, as further described in note 20.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $8 million.
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
June 30, 2020
(unaudited)

Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2020:

Borrowing group	Notional amount due from counterparty		Notional amount due to counterparty		Weighted average remaining life
	in millions				in years

C&W		$108.3	JMD	13,817.5	6.6
		$56.3	COP	180,000.0	6.1

VTR Finance		$1,150.0	CLP	933,800.0	6.0
	CLP	933,800.0		$1,150.0	6.0
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,562.5	6.4

VTR Finance	$171.6	2.6

Liberty Puerto Rico	$1,062.5	5.7

Cabletica	$53.5	3.0
(a)Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.5

Liberty Puerto Rico	$1,000.0	0.5
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2020, our foreign currency forward contracts had total notional amounts due from and to counterparties of $132 million and CLP 102 billion, respectively, with a weighted average remaining contractual life of 0.5 years. All of our foreign currency forward contracts are held by our VTR Finance borrowing group.
(6) Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments and the available-for-sale method to account for our investment in U.K. Government Gilts. The reported fair values of our derivative instruments as of June 30, 2020 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. Notwithstanding the impact of COVID-19 on our credit risk, we generally would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments. As a result, we have determined that these valuations continue to fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate derivative contracts are quantified and further explained in note 5. Due to the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

lack of Level 2 inputs for the valuation of the U.S. dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at June 30, 2020 and December 31, 2019 were $17 million and $30 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains of $3 million and $4 million during the three months ended June 30, 2020 and 2019, respectively, and $13 million and $5 million during the six months ended June 30, 2020 and 2019, respectively, which are reflected in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, the carrying values of our investment in U.K. Government Gilts, which are included in other assets, net, in our condensed consolidated balance sheets, were $35 million and $37 million, respectively.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisition accounting and impairment assessments.
Impairment Assessments
During the second quarter of 2020, primarily due to the ongoing economic impacts associated with COVID-19 and organizational restructuring of certain of our smaller C&W markets, we performed goodwill impairment analyses of several reporting units within our C&W segment. We used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and an appropriate discount rate. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services. We used discount rates ranging from 8.9% to 10.3% in the valuation of the various reporting units within our C&W segment.
For additional information regarding impairment charges resulting from this impairment analysis, see note 8.
Acquisition Accounting
The nonrecurring valuations associated with acquisition accounting, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of customer relationships and property and equipment, as further described below:
•Customer relationships. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology for customer relationship intangible assets requires us to estimate the specific cash flows expected from the acquired customer relationships, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationships, contributory asset charges and other factors.
•Property and equipment. Property and equipment is typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence.
In March 2020, we performed a nonrecurring valuation related to final acquisition accounting for the UTS Acquisition. The weighted average discount rate used in the valuation of the customer relationships acquired was approximately 13.5%.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

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
(8) Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Impairments (a)	Foreign currency translation adjustments and other	June 30, 2020
	in millions

C&W	$4,110.8	$(20.0)	$(276.0)	$(75.1)	$3,739.7
VTR/Cabletica	517.9	—	—	(33.0)	484.9
Liberty Puerto Rico	277.7	—	—	—	277.7
Total	$4,906.4	$(20.0)	$(276.0)	$(108.1)	$4,502.3
(a) Amount represents impairment charges associated with various reporting units based primarily on the economic impacts associated with COVID-19, as further described below.
During the first quarter of 2020, the World Health Organization declared the outbreak of a novel strain of Coronavirus (COVID-19) a “pandemic,” pointing to the sustained risk of further global spread. As a result of the impact of COVID-19 on our results of operations, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any of our long-lived assets, including goodwill, and concluded assessments were required with respect to our goodwill, which resulted in goodwill impairments in our C&W segment. COVID-19 has negatively impacted our results of operations and resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February. If, among other factors, (i) our equity values were to remain at these declined levels for a sustained period or were to decline further or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges are required in order to further reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $1,624 million and $1,348 million at June 30, 2020 and December 31, 2019, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2020	December 31, 2019
	in millions

Distribution systems	$4,322.5	$4,299.6
Customer premises equipment (CPE)	1,774.8	1,763.8
Support equipment, buildings and land	1,535.6	1,530.9
	7,632.9	7,594.3
Accumulated depreciation	(3,477.5)	(3,293.2)
Total	$4,155.4	$4,301.1
During the six months ended June 30, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $53 million and $26 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	June 30, 2020	December 31, 2019
	in millions
Gross carrying amount:
Customer relationships	$1,477.5	$1,482.9
Licenses and other	169.2	170.1
Total gross carrying amount	1,646.7	1,653.0
Accumulated amortization:
Customer relationships	(726.0)	(645.5)
Licenses and other	(43.8)	(38.3)
Total accumulated amortization	(769.8)	(683.8)
Net carrying amount	$876.9	$969.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(9) Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2020			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

		in millions

Convertible Notes (d)	2.00%	—	$—	$319.2	$430.1	$402.5	$402.5
C&W Notes	6.74%	—	—	2,277.8	2,270.9	2,270.0	2,120.0
C&W Credit Facilities	2.91%	$433.0	433.0	2,084.0	2,017.1	2,184.8	2,006.1
VTR Finance Senior Notes	6.88%	—	—	1,288.9	1,290.9	1,260.0	1,260.0
VTR Credit Facilities	5.29%	(e)	254.8	205.5	229.7	211.9	231.4
LPR Senior Secured Notes	6.75%	—	—	1,318.2	1,278.3	1,290.0	1,200.0
LPR Credit Facilities	5.07%	$62.5	62.5	1,050.6	1,012.1	1,062.5	1,000.0
Cabletica Credit Facilities	8.10%	(f)	15.0	119.8	123.8	123.5	124.8
Vendor financing (g)	3.56%	—	—	175.6	167.7	175.6	167.7
Total debt before premiums, discounts and deferred financing costs	5.34%		$765.3	$8,839.6	$8,820.6	$8,980.8	$8,512.5

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2020	December 31, 2019
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,980.8	$8,512.5
Premiums, discounts and deferred financing costs, net	(142.2)	(146.1)
Total carrying amount of debt	8,838.6	8,366.4
Finance lease obligations	2.4	3.6
Total debt and finance lease obligations	8,841.0	8,370.0
Less: Current maturities of debt and finance lease obligations	(186.5)	(180.2)
Long-term debt and finance lease obligations	$8,654.5	$8,189.8

(a)Represents the weighted average interest rate in effect at June 30, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2020, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2020 compliance reporting requirements. At June 30, 2020, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(c)The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 6.
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option.
(e)The VTR Credit Facilities comprise certain CLP term loans and U.S. dollar and CLP revolving credit facilities, including unused borrowing capacity.
(f)The Cabletica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(g)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $52 million and $57 million for the six months ended June 30, 2020 and 2019, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Revolving Credit Facilities
The following table sets forth amounts related to the revolving credit facilities of each of our borrowing groups as further described above.

	US $ equivalent
Credit Facility	Aggregate facility amount		Unused borrowing capacity	Outstanding principal amount
	in millions

C&W Revolving Credit Facility	$625.0		$312.5	$312.5
C&W Regional Facilities – Revolving credit facilities	144.7		120.5	24.2
VTR – Revolving credit facilities	254.8		254.8	—
2019 LPR Revolving Credit Facility	125.0		62.5	62.5
Cabletica Revolving Credit Facility	15.0		15.0	—
Total	$1,164.5	1164500000	$765.3	$399.2
Subsequent to June 30, 2020, we repaid $213 million and $63 million of the outstanding principal amounts drawn under the C&W Revolving Credit Facility and the 2019 LPR Revolving Credit Facility, respectively.
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
June 30, 2020
(unaudited)

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
In March 2020, we borrowed $313 million under the C&W Revolving Credit Facility, which is included in cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2020.
C&W Regional Facilities. In June 2020, C&W Panama refinanced a $100 million principal amount term loan facility to extend the maturity to March 17, 2025. All other terms and conditions of this facility remain unchanged.
VTR Finance
VTR RCF – B. In March 2020, we borrowed $92 million under the VTR RCF – B. In June 2020, (i) the drawdown was fully repaid and (ii) the commitment under the VTR RCF – B was increased to $200 million and the term was extended to June 15, 2026.
Liberty Puerto Rico
2027 LPR Senior Secured Notes Add-on. In May 2020, LCPR Senior Secured Financing Designated Activity Company (LCPR Senior Secured Financing) issued an additional $90 million aggregate principal amount, at 102.5% of par, under the existing 2027 LPR Senior Secured Notes indenture (the 2027 LPR Senior Secured Notes Add-on). LCPR Senior Secured Financing is a special purpose financing entity, created for the primary purpose of facilitating the issuance of certain debt offerings. A subsidiary of Liberty PR is required to consolidate LCPR Senior Secured Financing as a result of certain variable interests in LCPR Senior Secured Financing, of which the subsidiary is considered the primary beneficiary. With the exception of the temporary redemption price as described below, the terms and conditions of the 2027 LPR Senior Secured Notes Add-on are consistent with the original indenture.
In the event that the AT&T Acquisition is not or will not be consummated on or before the Long-Stop Date (on or about April 9, 2021), LCPR Senior Secured Financing will be required to redeem $60 million of the 2027 LPR Senior Secured Notes Add-on at a redemption price equal to 102.5% of the principal amount redeemed, plus accrued and unpaid interest and additional amounts, if any, to the redemption date. The remaining outstanding principal amount of the 2027 LPR Senior Secured Notes Add-on is subject to redemption terms in accordance with the original indenture.
The net proceeds from the 2027 LPR Senior Secured Notes Add-on were deposited into escrow and may be released subject to the satisfaction of certain conditions, including the consummation of the AT&T Acquisition. On the escrow release date, the proceeds will be used to fund one or more loans to a wholly-owned subsidiary of Liberty PR. The payment of all obligations under such loans will be guaranteed by LCPR and certain of its affiliates and their respective significant subsidiaries, and all the issued capital stock or share capital of LCPR and each guarantor, and substantially all assets of LCPR and each guarantor will be pledged to secure the payment of such obligations. Such loans and an expected capital contribution from Liberty Latin America will be used to finance the AT&T Acquisition and to pay related fees and expenses. Until the AT&T Acquisition closes, the cash in escrow will be included in restricted cash in our condensed consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

2019 LPR Revolving Credit Facility. In March 2020, we borrowed $63 million under the 2019 LPR Revolving Credit Facility, which is included in cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2020.
Maturities of Debt
Maturities of our debt as of June 30, 2020 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2020 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America	Consolidated
	in millions
Years ending December 31:
2020 (remainder of year)	$51.2	$44.2	$—	$—	$0.2	$95.6
2021	51.0	39.0	—	—	2.0	92.0
2022	24.0	85.8	—	—	0.4	110.2
2023	157.0	126.1	—	123.5	0.1	406.7
2024	88.3	1,260.0	—	—	402.5	1,750.8
2025	103.2	—	62.5	—	—	165.7
Thereafter	4,069.8	—	2,290.0	—	—	6,359.8
Total debt maturities	4,544.5	1,555.1	2,352.5	123.5	405.2	8,980.8
Premiums, discounts and deferred financing costs, net	(30.4)	(17.4)	(23.3)	(3.1)	(68.0)	(142.2)
Total debt	$4,514.1	$1,537.7	$2,329.2	$120.4	$337.2	$8,838.6
Current portion	$101.7	$83.2	$—	$—	$0.3	$185.2
Noncurrent portion	$4,412.4	$1,454.5	$2,329.2	$120.4	$336.9	$8,653.4
Subsequent Events
For information regarding certain financing-related transactions completed subsequent to June 30, 2020, see note 20.
(10) Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Operating lease expense:
Operating lease cost	$10.8	$10.5	$22.6	$21.2
Short-term lease cost	3.4	1.9	6.2	4.0
Total operating lease expense	$14.2	$12.4	$28.8	$25.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

The following table provides certain other details of our operating leases at June 30, 2020:

For the six months ended June 30, 2020 (in millions):
Operating cash outflows from operating leases	$19.0
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$22.2

As of June 30, 2020 (in millions):
Operating lease right-of-use assets (b)	$151.7
Operating lease liabilities:
Current (b)	$32.4
Noncurrent (b)	117.6
Total operating lease liabilities	$150.0

Weighted-average remaining lease term	6.5 years

Weighted-average discount rate	6.4%
(a) Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2020.
(b) Our operating lease right-of-use assets are included in other assets, net, and our current and noncurrent operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of June 30, 2020 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on June 30, 2020 exchange rates.

Years ending December 31:
2020 (remainder of year)	$22.2
2021	35.1
2022	29.2
2023	23.2
2024	19.6
2025	13.4
Thereafter	43.1
Total operating lease liabilities on an undiscounted basis	185.8
Amount representing interest	(35.8)
Present value of operating lease liabilities	$150.0
(11) Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2020, we have approximately $420 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of seven years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(12) Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2020	$19.0	$13.3	$32.3
Restructuring charges	4.2	6.5	10.7
UTS liabilities at acquisition date (a)	2.1	—	2.1
Cash paid	(8.6)	(6.0)	(14.6)
Foreign currency translation adjustments and other	(5.3)	0.9	(4.4)
Restructuring liability as of June 30, 2020	$11.4	$14.7	$26.1

Current portion	$9.3	$12.5	$21.8
Noncurrent portion	2.1	2.2	4.3
Total	$11.4	$14.7	$26.1
(a) Represents an adjustment related to the completion of our purchase price accounting for the UTS Acquisition, as further discussed in note 4.
Our restructuring charges during the six months ended June 30, 2020 primarily relate to reorganization programs at C&W and VTR. Current and noncurrent restructuring liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
In addition to the restructuring charges set forth in the table above, we also incurred $2 million during the six months ended June 30, 2020 in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability.
(13) Other Operating Costs and Expenses
General. Other operating costs set forth in the table below comprise the following cost categories:

•Personnel and contract labor-related costs, which primarily include salary-related and cash bonus expenses, net of capitalizable labor costs, and temporary contract labor costs;

•Network-related expenses, which primarily include costs related to network access, system power, core network, and CPE repair, maintenance and test costs;

•Service-related costs, which primarily include professional services, information technology-related services, audit, legal and other services;

•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers;

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment and other operating-related costs; and

•Share-based compensation costs that relate to SARs, RSUs and PSUs issued to our employees and Directors, each as defined in note 15.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

Our other operating costs and expenses by major category are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Personnel and contract labor	$113.2	$128.8	$237.7	$248.0
Network-related	62.8	65.9	126.8	129.8
Service-related	36.5	38.1	74.8	74.5
Commercial	39.4	43.3	81.5	89.4
Facility, provision, franchise and other	84.7	96.4	172.1	182.3
Share-based compensation expense	23.5	15.4	47.3	30.1
Total other operating costs and expenses	$360.1	$387.9	$740.2	$754.1
(14) Income Taxes
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
Income tax expense was $4 million and $30 million during the three months ended June 30, 2020 and 2019, respectively, and $9 million and $34 million during the six months ended June 30, 2020 and 2019, respectively. This represents an effective income tax rate of 0.8% and 36.1% for the three months ended June 30, 2020 and 2019, respectively, and 1.4% and 28.6% for the six months ended June 30, 2020 and 2019, respectively, including items treated discretely.
For the three and six months ended June 30, 2020, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of non-deductible goodwill impairment, increases in valuation allowances and negative effects of permanent items, such as other non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, net favorable changes in uncertain tax positions, and permanent items, such as non-taxable income. Additionally, during the second quarter of 2020, we closed certain tax audits and, as a result, reduced our uncertain tax positions by $18 million. This amount has been reflected as a discrete tax benefit in our condensed consolidated income statement.
For the three and six months ended June 30, 2019, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent items, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent items, such as non-taxable income. Additionally, for the six months ended June 30, 2019, our effective tax rate reflects the beneficial effects of a change in the Barbados and Grenada statutory tax rates.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(15) Share-based Compensation
Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our board of directors (Directors) as of June 30, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	5,357,618	$17.33	5.5
Exercisable	1,755,926	$23.20	4.2
Class C common shares:
Outstanding	10,718,024	$17.35	5.5
Exercisable	3,515,078	$23.23	4.2

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	491,124	2.3
Class C common shares	981,899	2.3
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	502,118	1.0
Class C common shares	1,004,253	1.0
During the six months ended June 30, 2020, we granted SARs with respect to 2,074,825 Class A common shares and 4,149,650 Class C common shares, which have weighted average exercise prices of $10.42 and $10.48, respectively, and weighted average grant-date fair values of $7.24 and $4.47, respectively. We also granted RSUs during the six months ended June 30, 2020 with respect to 649,466 Class A common shares and 1,298,932 Class C common shares, which have weighted average grant-date fair values of $10.42 and $10.48, respectively.
Liability-Based Awards
Our share-based compensation expense during 2020 includes estimated bonus-related expenses for the 2020 year that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020 and are being accounted for using the liability-based method.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Weighted average shares outstanding - basic and dilutive	182,547,202	181,504,385	182,228,244	181,271,878

We reported losses attributable to Liberty Latin America shareholders during the three and six months ended June 30, 2020 and 2019. As a result, the potentially dilutive effect at June 30, 2020 and 2019 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our 2.0% convertible senior notes due July 15, 2024 (the Convertible Notes) of approximately 18.1 million, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 19.6 million and 15.8 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.5 million and 1.3 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global plc.
(17) Equity
Share Repurchase Program
On March 16, 2020, our Directors approved a share repurchase program (the Share Repurchase Program), which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the six months ended June 30, 2020, we repurchased 293,816 and 673,158 Class A and Class C common shares, respectively. At June 30, 2020, the remaining amount authorized for share repurchases was $91 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(18) Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2020:

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Programming commitments	$96.8	$112.1	$79.9	$46.4	$37.0	$0.5	$—	$372.7
Network and connectivity commitments	40.8	39.1	8.3	5.7	4.8	2.5	9.4	110.6
Purchase commitments	148.6	15.9	2.9	0.6	—	—	—	168.0
Other commitments	8.3	2.1	1.7	1.4	1.4	1.4	8.2	24.5
Total (a)	$294.5	$169.2	$92.8	$54.1	$43.2	$4.4	$17.6	$675.8
(a) The commitments included in this table do not reflect any liabilities that are included in our June 30, 2020 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $194 million and $217 million during the six months ended June 30, 2020 and 2019, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2020 and 2019, see note 5.
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
June 30, 2020
(unaudited)

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
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes is presented below.
As of June 30, 2020, our reportable segments are as follows:
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
June 30, 2020
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

C&W (a)	$515.3	$606.6	$1,103.9	$1,176.4
VTR/Cabletica	227.7	274.5	467.8	551.0
Liberty Puerto Rico	109.1	103.8	213.7	202.4
Intersegment eliminations	(3.2)	(2.0)	(5.5)	(4.2)
Total	$848.9	$982.9	$1,779.9	$1,925.6
(a)The amount presented for the six months ended June 30, 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

C&W (a)	$203.6	$235.4	$436.4	$457.9
VTR/Cabletica	86.3	112.3	179.7	219.2
Liberty Puerto Rico	52.4	51.6	102.9	99.5
Corporate	(9.7)	(11.9)	(22.5)	(23.4)
Total	$332.6	$387.4	$696.5	$753.2
(a)The amount presented for the six months ended June 30, 2019 excludes the pre-acquisition Adjusted OIBDA of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Total Adjusted OIBDA	$332.6	$387.4	$696.5	$753.2
Share-based compensation expense	(23.5)	(15.4)	(47.3)	(30.1)
Depreciation and amortization	(216.4)	(222.0)	(429.9)	(439.3)
Impairment, restructuring and other operating items, net	(298.7)	(6.5)	(317.5)	(27.0)
Operating income (loss)	(206.0)	143.5	(98.2)	256.8
Interest expense	(135.3)	(119.8)	(278.6)	(235.5)
Realized and unrealized losses on derivative instruments, net	(179.0)	(79.0)	(161.6)	(148.0)
Foreign currency transaction gains (losses), net	19.1	(19.5)	(145.2)	12.7
Losses on debt modification and extinguishment	—	(9.5)	(3.4)	(9.5)
Other income, net	4.8	2.6	11.6	5.0
Loss before income taxes	$(496.4)	$(81.7)	$(675.4)	$(118.5)
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments and our corporate operations (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 8.

	Six months ended June 30,
	2020	2019
	in millions

C&W (a)	$152.0	$145.7
VTR/Cabletica	95.1	117.1
Liberty Puerto Rico	32.9	39.1
Corporate	6.2	3.3
Total property and equipment additions	286.2	305.2
Assets acquired under capital-related vendor financing arrangements	(53.3)	(26.0)
Assets acquired under finance leases	—	(0.2)
Changes in current liabilities related to capital expenditures	38.5	16.4
Total capital expenditures	$271.4	$295.4
(a)The amount presented for the six months ended June 30, 2019 excludes the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended June 30, 2020
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$42.7	$87.5	$36.7	$—	$166.9
Broadband internet	70.5	93.3	49.2	—	213.0
Fixed-line telephony	24.2	18.5	6.2	—	48.9
Total subscription revenue	137.4	199.3	92.1	—	428.8
Non-subscription revenue (c)	11.3	5.4	3.8	—	20.5
Total residential fixed revenue	148.7	204.7	95.9	—	449.3
Residential mobile revenue:
Service revenue (b)	105.5	13.8	—	—	119.3
Interconnect, equipment sales and other (d)	17.2	1.6	—	—	18.8
Total residential mobile revenue	122.7	15.4	—	—	138.1
Total residential revenue	271.4	220.1	95.9	—	587.4
B2B revenue:
Service revenue (e)	183.5	7.6	13.2	(0.5)	203.8
Subsea network revenue (f)	60.4	—	—	(2.7)	57.7
Total B2B revenue	243.9	7.6	13.2	(3.2)	261.5
Total	$515.3	$227.7	$109.1	$(3.2)	$848.9
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.
(c)Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.
(d)The total amount includes $6 million of revenue from sales of mobile handsets and other devices.
(e)B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators. The total amount also includes $3 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(f)B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

	Three months ended June 30, 2019
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$46.8	$108.3	$35.3	$—	$190.4
Broadband internet	65.5	105.3	43.6	—	214.4
Fixed-line telephony	26.7	25.9	5.9	—	58.5
Total subscription revenue	139.0	239.5	84.8	—	463.3
Non-subscription revenue	14.9	8.3	5.6	—	28.8
Total residential fixed revenue	153.9	247.8	90.4	—	492.1
Residential mobile revenue:
Service revenue	142.1	15.9	—	—	158.0
Interconnect, equipment sales and other (b)	22.2	3.5	—	—	25.7
Total residential mobile revenue	164.3	19.4	—	—	183.7
Total residential revenue	318.2	267.2	90.4	—	675.8
B2B revenue:
Service revenue (c)	228.4	7.3	13.4	(0.4)	248.7
Subsea network revenue	60.0	—	—	(1.6)	58.4
Total B2B revenue	288.4	7.3	13.4	(2.0)	307.1
Total	$606.6	$274.5	$103.8	$(2.0)	$982.9
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)The total amount includes $13 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $9 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

	Six months ended June 30, 2020
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$87.6	$182.5	$72.0	$—	$342.1
Broadband internet	141.5	187.7	94.7	—	423.9
Fixed-line telephony	48.5	38.8	12.1	—	99.4
Total subscription revenue	277.6	409.0	178.8	—	865.4
Non-subscription revenue	28.2	11.4	8.4	—	48.0
Total residential fixed revenue	305.8	420.4	187.2	—	913.4
Residential mobile revenue:
Service revenue	236.4	28.4	—	—	264.8
Interconnect, equipment sales and other (b)	34.8	3.6	—	—	38.4
Total residential mobile revenue	271.2	32.0	—	—	303.2
Total residential revenue	577.0	452.4	187.2	—	1,216.6
B2B revenue:
Service revenue (c)	396.9	15.4	26.5	(0.8)	438.0
Subsea network revenue	130.0	—	—	(4.7)	125.3
Total B2B revenue	526.9	15.4	26.5	(5.5)	563.3
Total	$1,103.9	$467.8	$213.7	$(5.5)	$1,779.9
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)The total amount includes $16 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
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
(a)The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.
(b)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(c)The total amount includes $20 million of revenue from sales of mobile handsets and other devices.
(d)The total amount includes $13 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Panama	$111.6	$142.6	$249.3	$282.9
Networks & LatAm (a)	83.5	85.0	178.5	173.7
Jamaica	87.6	99.3	183.7	192.3
The Bahamas	41.0	52.5	90.3	106.1
Barbados	33.6	37.4	70.3	74.9
Curacao (b)	34.5	40.0	74.1	47.0
Trinidad and Tobago	39.9	40.5	80.7	80.1
Chile	193.1	241.9	399.5	485.9
Costa Rica	34.6	32.5	68.3	65.0
Puerto Rico	108.7	103.4	213.0	201.4
Other (c)	80.8	107.8	172.2	216.3
Total	$848.9	$982.9	$1,779.9	$1,925.6
(a)The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial fiber optic cable networks.
(b)The amount presented for the six months ended June 30, 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.
(c)The amounts relate to a number of countries in which C&W has less significant operations, all of which are located in Latin America and the Caribbean.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

(20) Subsequent Events
2028 VTR Senior Secured Notes
In July 2020, VTR Comunicaciones SpA, a wholly-owned subsidiary of VTR Finance, issued $600 million aggregate principal amount of 5.125% senior secured notes (the 2028 VTR Senior Secured Notes) due January 15, 2028. Interest on the 2028 VTR Senior Secured Notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2021.
The net proceeds of $1,133 million from the 2028 VTR Senior Secured Notes and the 2028 VTR Finance Senior Notes (as defined and described further below), together with $187 million of proceeds received during the second quarter of 2020 from the unwinding of certain derivative instruments, were used to redeem $1,260 million of outstanding principal amount under the VTR Finance Senior Notes, including accrued and unpaid interest and a $29 million redemption premium.
Redemption Rights. The 2028 VTR Senior Secured Notes may be redeemed, in whole or in part, at any time prior to July 15, 2023 at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to (but excluding) the redemption date, and a “make whole” premium, as described in the 2028 VTR Senior Secured Notes indenture. The 2028 VTR Senior Secured Notes may be redeemed, in whole or in part, at any time on or after July 15, 2023 at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, as set forth below:

Redemption Price
12-month period commencing July 15:
2023	102.563%
2024	101.281%
2025 and thereafter	100.000%
In addition, at any time prior to July 15, 2023, subject to certain conditions specified in the 2028 VTR Senior Secured Notes indenture, we may redeem up to 40% of the aggregate principal amount of the 2028 VTR Senior Secured Notes with the net proceeds of one or more specified equity offerings at a redemption price equal to 105.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date. Prior to July 15, 2023, during each 12-month period commencing on the July 1, 2020, we may redeem up to 10% of the aggregate principal amount of the 2028 VTR Senior Secured Notes at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest to (but excluding) the redemption date.
The 2028 VTR Senior Secured Notes are guaranteed by VTR.Com SpA, and are the senior obligations of VTR Comunicaciones SpA and VTR.Com SpA. The 2028 VTR Senior Secured Notes are secured by first-ranking pledges over (i) all of the capital stock of the VTR Comunicaciones SpA and VTR.Com SpA and (ii) certain subordinated shareholder loans.
2028 VTR Finance Senior Notes
In July 2020, VTR Finance N.V. issued $550 million aggregate principal amount of 6.375% senior notes (the 2028 VTR Finance Senior Notes) due July 15, 2028. Interest on the 2028 VTR Finance Senior Notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2021.
Redemption Rights. The 2028 VTR Finance Senior Notes may be redeemed, in whole or in part, at any time prior to July 15, 2023 at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to (but excluding) the redemption date, and a “make whole” premium, as described in the 2028 VTR Finance Senior Notes indenture. The 2028 VTR Finance Senior Notes may be redeemed, in whole or in part, at any time on or after July 15, 2023 at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, as set forth below:

Redemption Price
12-month period commencing July 15:
2023	103.188%
2024	101.594%
2025 and thereafter	100.000%

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2020
(unaudited)

In addition, at any time prior to July 15, 2023, subject to certain conditions specified in the 2028 VTR Finance Senior Notes indenture, we may redeem up to 40% of the aggregate principal amount of the 2028 VTR Finance Senior Notes with the net proceeds of one or more specified equity offerings at a redemption price equal to 106.375% of the principal amount of the notes redeemed, plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date.
The 2028 VTR Finance Senior Notes are the senior obligations of VTR Finance N.V. and are secured by a pledge over all the shares of VTR Finance N.V.
Pending Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis (the Telefónica-Costa Rica Acquisition). The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis, which should be read in conjunction with our 2019 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2020 and 2019.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2020.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the AT&T Acquisition, including financing plans, the expected closing date, and the potential risks associated with such acquisition; the Telefónica-Costa Rica Acquisition, including the expected closing date; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; our share repurchase plan; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A in our 2019 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•economic and business conditions and industry trends in the countries in which we operate;
•the competitive environment in the industries in the countries in which we operate, including competitor responses to our products and services;
•fluctuations in currency exchange rates, inflation rates and interest rates;
•instability in global financial markets, including sovereign debt issues and related fiscal reforms;
•consumer disposable income and spending levels, including the availability and amount of individual consumer debt;
•changes in consumer viewing preferences and habits, including on mobile devices that function on various operating systems and specifications, limited bandwidth, and different processing power and screen sizes;

•customer acceptance of our existing service offerings, including our video, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;
•our ability to manage rapid technological changes;
•the impact of 5G and wireless technologies on broadband internet;
•our ability to maintain or increase the number of subscriptions to our video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;
•our ability to provide satisfactory customer service, including support for new and evolving products and services;
•our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;
•the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;
•changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;
•government intervention that requires opening our broadband distribution networks to competitors;
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as the AT&T Acquisition and the Telefónica-Costa Rica Acquisition;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the AT&T Acquisition and the Telefónica-Costa Rica Acquisition;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in other countries in which we operate;
•changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;
•the ability of suppliers and vendors, including third-party channel providers and broadcasters (including our third-party wireless network provider under our MVNO arrangement), to timely deliver quality products, equipment, software, services and access;
•the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension and upgrade programs;
•the availability of capital for the acquisition and/or development of telecommunications networks and services, including property and equipment additions;
•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquisition and the Telefónica-Costa Rica Acquisition;
•piracy, targeted vandalism against our networks, and cybersecurity threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;
•the outcome of any pending or threatened litigation;
•the loss of key employees and the availability of qualified personnel;
•changes in the nature of key strategic relationships with partners and joint venturers;
•our equity capital structure;
•changes in and compliance with applicable data privacy laws, rules, and regulations;
•our ability to recoup insurance reimbursements and settlements from third-party providers;

•our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control; and
•events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, including the COVID-19 pandemic, and other similar events.
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

Operations
At June 30, 2020, we (i) owned and operated fixed networks that passed 7,622,600 homes and served 6,120,300 revenue generating units (RGUs), comprising 2,703,600 broadband internet subscribers, 1,969,600 video subscribers and 1,447,100 fixed-line telephony subscribers and (ii) served 3,309,700 mobile subscribers.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. To date, confirmed cases of COVID-19 are present in each of the markets in which we operate. During the second quarter of 2020, COVID-19 has negatively impacted our operations, primarily within our C&W and VTR/Cabletica segments, due to resulting lockdowns, moratoriums, and mobility, travel and tourism restrictions across many of the markets in which we operate. The implications of these restrictions have been (i) the issuance of discounts to customers, (ii) the pause in certain managed service projects, particularly with government agencies, and (iii) delayed or deferred customer payments and increased customer churn. Within our mobile operations, the lockdowns negatively impacted our customers’ ability to recharge their prepaid mobile devices. In addition, we experienced declines in in-bound roaming activity as a result of travel restrictions and reduced tourism activities in the markets in which we operate. These factors collectively resulted in declines in revenue within our B2B and mobile operations and lower ARPU associated with our residential fixed subscription services. The extent to which COVID-19 continues to impact our operational and financial performance will depend on certain developments, which include, among other factors:

•the duration and spread of the outbreak;
•the ability of governments and medical professionals in our markets to respond further to the outbreak;
•the actions by governments to require the extension of services for individuals regardless of payment status;
•the impact of changes to, or new, government regulations imposed in response to the pandemic, including laws and moratoriums;
•the impact on our customers and our sales cycles;
•the impact on actual and expected customer receivable collection patterns, including the impact of such patterns on our allowance for bad debt provisions following the adoption of ASU 2016-13 on January 1, 2020;
•the impact on our employees, including that from labor shortages or work from home initiatives;
•the impacts on foreign currency and interest rate fluctuations; and

•the effect on our vendors, as COVID-19 could have adverse impacts on our supply chain thereby impacting our customers’ ability to use our services.

Given the impacts of COVID-19 continue to rapidly evolve, the extent to which COVID-19 may further impact our financial condition or results of operations continues to be uncertain and cannot be predicted at this time. The heightened volatility of global markets resulting from COVID-19 further expose us to risks and uncertainties.
As COVID-19 continues to spread, we have, and expect to continue to take, a variety of measures to promote the safety and security of our employees, and ensure the availability of our communication services. To this end, we have upgraded our network in an effort to handle peak traffic, accelerated our digital transformation efforts, initiated moves to self-installations for as many of our services and customers as possible, are developing innovative pricing plans that meet our customers’ needs across our prepaid products, our fixed products, our Pay-TV products, and our B2B products, and continue to evaluate and change our cost structure. In this regard, during the first quarter of 2020, in an effort to mitigate potential revenue challenges that may arise from COVID-19, we identified and began to take actions that are expected to help reduce certain Adjusted OIBDA-related fixed operating costs and capital costs by approximately $150 million during 2020, of which approximately half relates to operating costs and expenses. As of June 30, 2020, we believe we are on track to achieve these saving initiatives.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Liberty PR, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition is valued at an enterprise value of $1.95 billion on a cash- and debt-free basis, subject to certain adjustments. We intend to finance this acquisition through a combination of net proceeds from the 2026 SPV Credit Facility, the 2027 LPR Senior Secured Notes and available liquidity. In connection with the AT&T Acquisition, we expect to incur significant operating and capital costs to integrate the businesses of AT&T with our existing operations in Puerto Rico.
The AT&T Acquisition is subject to the satisfaction of customary closing conditions, including reviews by the FCC and clearance by the DOJ under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act). On January 10, 2020, we received a request for additional information and documentary materials (a Second Request) from the DOJ regarding the AT&T Acquisition. This information request was issued in conjunction with the DOJ’s review of the transaction under the HSR Act. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Liberty Latin America and AT&T have substantially complied with the Second Request or such later time as such parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. We are continuing to work cooperatively with the DOJ in connection with its review. We expect the AT&T Acquisition to close during the fourth quarter of 2020.
Telefónica-Costa Rica Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2021.
Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2020 and 2019 is affected by an acquisition, a disposal and FX effects. As we use the term, organic changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
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
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk is to the Chilean peso, as a significant portion of our revenue is derived from VTR. For example, the average FX rate for the U.S. dollar per one Chilean peso appreciated by 20% for the three months ended June 30, 2020, as compared to the corresponding period in 2019. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each reportable segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of certain subsidiaries of C&W and Cabletica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
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

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns, and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products. For the comparisons below, revenue variances, including changes in ARPU, were also influenced by the impacts of COVID-19, as further discussed below and in Overview above.

The following table sets forth revenue by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$515.3	$606.6	$(91.3)	(15.1)
VTR/Cabletica	227.7	274.5	(46.8)	(17.0)
Liberty Puerto Rico	109.1	103.8	5.3	5.1
Intersegment eliminations	(3.2)	(2.0)	(1.2)	N.M.
Total	$848.9	$982.9	$(134.0)	(13.6)

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$1,103.9	$1,176.4	$(72.5)	(6.2)
VTR/Cabletica	467.8	551.0	(83.2)	(15.1)
Liberty Puerto Rico	213.7	202.4	11.3	5.6
Intersegment eliminations	(5.5)	(4.2)	(1.3)	N.M.
Total	$1,779.9	$1,925.6	$(145.7)	(7.6)
N.M. — Not meaningful.
Consolidated. The decreases during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, include (i) an increase for the six-month comparison of $32 million associated with the impact of the UTS Acquisition, (ii) decreases of $14 million and $29 million, respectively, associated with the impact of a disposal and (iii) decreases of $47 million and $94 million, respectively, attributable to the impact of FX. Excluding the effects of the UTS Acquisition, a disposal and FX, revenue decreased $73 million or 7.4% and $55 million or 2.8%, respectively. The organic decrease for the three-month comparison primarily includes increases (decreases) of ($68 million), ($9 million) and $5 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic decrease for the six-month comparison primarily includes increases (decreases) of ($59 million), ($5 million) and $11 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$42.7	$46.8	$(4.1)	(8.8)
Broadband internet	70.5	65.5	5.0	7.6
Fixed-line telephony	24.2	26.7	(2.5)	(9.4)
Total subscription revenue	137.4	139.0	(1.6)	(1.2)
Non-subscription revenue	11.3	14.9	(3.6)	(24.2)
Total residential fixed revenue	148.7	153.9	(5.2)	(3.4)
Residential mobile revenue:
Service revenue	105.5	142.1	(36.6)	(25.8)
Interconnect, equipment sales and other	17.2	22.2	(5.0)	(22.5)
Total residential mobile revenue	122.7	164.3	(41.6)	(25.3)
Total residential revenue	271.4	318.2	(46.8)	(14.7)
B2B revenue:
Service revenue	183.5	228.4	(44.9)	(19.7)
Subsea network revenue	60.4	60.0	0.4	0.7
Total B2B revenue	243.9	288.4	(44.5)	(15.4)
Total	$515.3	$606.6	$(91.3)	(15.1)

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$87.6	$90.7	$(3.1)	(3.4)
Broadband internet	141.5	125.7	15.8	12.6
Fixed-line telephony	48.5	51.0	(2.5)	(4.9)
Total subscription revenue	277.6	267.4	10.2	3.8
Non-subscription revenue	28.2	29.9	(1.7)	(5.7)
Total residential fixed revenue	305.8	297.3	8.5	2.9
Residential mobile revenue:
Service revenue	236.4	277.1	(40.7)	(14.7)
Interconnect, equipment sales and other	34.8	41.2	(6.4)	(15.5)
Total residential mobile revenue	271.2	318.3	(47.1)	(14.8)
Total residential revenue	577.0	615.6	(38.6)	(6.3)
B2B revenue:
Service revenue	396.9	439.3	(42.4)	(9.7)
Subsea network revenue	130.0	121.5	8.5	7.0
Total B2B revenue	526.9	560.8	(33.9)	(6.0)
Total	$1,103.9	$1,176.4	$(72.5)	(6.2)
The details of the changes in C&W’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.9	$19.2
ARPU (b)	(6.6)	(11.8)
Decrease in residential fixed non-subscription revenue (c)	(2.7)	(0.8)
Total increase (decrease) in residential fixed revenue	(0.4)	6.6
Decrease in residential mobile service revenue (d)	(29.3)	(35.0)
Decrease in residential mobile interconnect, equipment sales and other (e)	(4.8)	(7.4)
Decrease in B2B service revenue (f)	(35.4)	(33.6)
Increase in B2B subsea network revenue (g)	2.1	10.2
Total organic decrease	(67.8)	(59.2)
Impact of an acquisition and a disposal, net (h)	(14.3)	2.9
Impact of FX	(9.2)	(16.2)
Total	$(91.3)	$(72.5)

(a)The increases are attributable to higher average broadband internet, video and fixed-line telephony RGUs.
(b)The decreases are primarily due to lower ARPU from video and fixed-line telephony services.
(c)The decreases are primarily attributable to lower volumes of interconnect revenue across our markets.

(d)The decreases are primarily attributable to (i) lower ARPU from mobile services, as COVID-19 lockdowns and travel restrictions negatively impacted customers’ ability to recharge handset devices, (ii) lower average mobile subscribers, primarily due to the net effect of (a) declines in Panama and the Bahamas, as a result of COVID-19 impacts, as further discussed in the Overview above, and (b) increases in Jamaica, which were partially offset by increased competition and the impact of COVID-19 lockdowns, and (iii) decreases of $7 million and $6 million, respectively, in inbound roaming fees, primarily related to travel restrictions associated with COVID-19. The decreases in average mobile subscribers in the Bahamas are also attributable to the impact of Hurricane Dorian during the fourth quarter of 2019.
(e)The decreases are primarily attributable to (i) lower sales of handsets, primarily driven by lower volumes in Panama as COVID-19 related lockdowns negatively impacted customers’ ability to purchase handsets and (ii) lower interconnect volumes, primarily in Panama.
(f)The decreases are primarily due to (i) lower revenues from fixed and mobile services due to discounts and credits related to reduced or suspended service across our markets as a result of the COVID-19 lockdowns, (ii) lower revenues from managed services, primarily driven by certain non-recurring projects in Panama that have been put on hold due to the economic uncertainty of the impact of COVID-19, and (iii) lower wholesale interconnect revenues.
(g)The increase during the six-month comparison is primarily attributable to an increase of $8 million associated with revenue recognized on a cash basis for services provided to a significant customer.
(h)The impact of the UTS Acquisition is only applicable to the six-month comparison.
VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$87.5	$108.3	$(20.8)	(19.2)
Broadband internet	93.3	105.3	(12.0)	(11.4)
Fixed-line telephony	18.5	25.9	(7.4)	(28.6)
Total subscription revenue	199.3	239.5	(40.2)	(16.8)
Non-subscription revenue	5.4	8.3	(2.9)	(34.9)
Total residential fixed revenue	204.7	247.8	(43.1)	(17.4)
Residential mobile revenue:
Service revenue	13.8	15.9	(2.1)	(13.2)
Interconnect, equipment sales and other	1.6	3.5	(1.9)	(54.3)
Total residential mobile revenue	15.4	19.4	(4.0)	(20.6)
Total residential revenue	220.1	267.2	(47.1)	(17.6)
B2B service revenue	7.6	7.3	0.3	4.1
Total	$227.7	$274.5	$(46.8)	(17.0)

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$182.5	$217.1	$(34.6)	(15.9)
Broadband internet	187.7	210.2	(22.5)	(10.7)
Fixed-line telephony	38.8	53.4	(14.6)	(27.3)
Total subscription revenue	409.0	480.7	(71.7)	(14.9)
Non-subscription revenue	11.4	17.0	(5.6)	(32.9)
Total residential fixed revenue	420.4	497.7	(77.3)	(15.5)
Residential mobile revenue:
Service revenue	28.4	31.6	(3.2)	(10.1)
Interconnect, equipment sales and other	3.6	6.9	(3.3)	(47.8)
Total residential mobile revenue	32.0	38.5	(6.5)	(16.9)
Total residential revenue	452.4	536.2	(83.8)	(15.6)
B2B service revenue	15.4	14.8	0.6	4.1
Total	$467.8	$551.0	$(83.2)	(15.1)
The details of the changes in VTR/Cabletica’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.4	$9.7
ARPU (b)	(12.2)	(14.8)
Decrease in residential fixed non-subscription revenue (c)	(2.0)	(3.8)
Total decrease in residential fixed revenue	(9.8)	(8.9)
Increase in residential mobile service revenue (d)	0.8	2.6
Decrease in residential mobile interconnect, equipment sales and other (e)	(1.6)	(2.5)
Increase in B2B service revenue (f)	1.6	3.5
Total organic decrease	(9.0)	(5.3)
Impact of FX	(37.8)	(77.9)
Total	$(46.8)	$(83.2)
(a)The increases are primarily attributable to the net effect of (i) higher broadband internet RGUs, partially attributable to increases in telecommuting during COVID-19 due to work-from-home mandates, and higher video RGUs, which were partially offset by declines at VTR related to the cancellation of live soccer matches broadcast on our premium programming and (ii) lower fixed-line telephony RGUs.
(b)The decreases are primarily due to the net effect of (i) lower ARPU from video, fixed-line telephony and broadband internet services and (ii) improvements resulting from a changes in product mix. The declines in video ARPU primarily relate to VTR and are mostly attributable to the issuance of $5 million of discounts associated with cancelled live soccer matches broadcast on our premium programming.

(c)The decreases are primarily attributable to lower equipment sales at Cabletica.

(d)The increases are due to the net effect of (i) higher average numbers of mobile subscribers at VTR and (ii) lower ARPU from mobile services at VTR.

(e)The decreases are primarily attributable to (i) decreases in interconnect revenue at VTR due to decreased rates, partially offset by higher traffic and (ii) decreased volumes of handset sales at VTR due to the temporary closure of physical stores, as a result of COVID-19-related lockdowns.

(f)The increases are primarily attributable to higher broadband internet, video and fixed-line telephony services at VTR.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$36.7	$35.3	$1.4	4.0
Broadband internet	49.2	43.6	5.6	12.8
Fixed-line telephony	6.2	5.9	0.3	5.1
Total subscription revenue	92.1	84.8	7.3	8.6
Non-subscription revenue	3.8	5.6	(1.8)	(32.1)
Total residential fixed revenue	95.9	90.4	5.5	6.1
B2B service revenue	13.2	13.4	(0.2)	(1.5)
Total	$109.1	$103.8	$5.3	5.1

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$72.0	$70.3	$1.7	2.4
Broadband internet	94.7	85.4	9.3	10.9
Fixed-line telephony	12.1	11.6	0.5	4.3
Total subscription revenue	178.8	167.3	11.5	6.9
Non-subscription revenue	8.4	10.9	(2.5)	(22.9)
Total residential fixed revenue	187.2	178.2	9.0	5.1
B2B service revenue	26.5	24.2	2.3	9.5
Total	$213.7	$202.4	$11.3	5.6

The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.5	$10.6
ARPU (b)	1.8	0.9
Decrease in residential fixed non-subscription revenue (c)	(1.8)	(2.5)
Total increase in residential fixed revenue	5.5	9.0
Increase (decrease) in B2B service (d)	(0.2)	2.3
Total	$5.3	$11.3
(a)The increases are primarily attributable to higher average broadband internet RGUs, as we experienced increased demand due in part to the impact of COVID-19 work-from-home mandates, as well as fewer disconnects.
(b)The increases are primarily attributable to the net effect of (i) higher ARPU from broadband internet and video services, (ii) declines resulting from a change in product mix and (iii) for the six-month comparison, $2 million of credits issued to customers in connection with the earthquakes that impacted Puerto Rico in January 2020.
(c)The decreases are primarily due to (i) reconnect and late fee revenues, as such fees were generally waived during the second quarter in response to impacts of COVID-19, and (ii) advertising revenue, as certain promotion campaigns were cancelled primarily due to business interruptions associated with COVID-19.
(d)The increase during the six-month comparison primarily relates to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment, partially offset by credits issued to customers as a result of suspended service due to COVID-19.
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
The following table sets forth programming and other direct costs of services by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$98.7	$129.2	$(30.5)	(23.6)
VTR/Cabletica	58.4	72.3	(13.9)	(19.2)
Liberty Puerto Rico	25.8	23.5	2.3	9.8
Intersegment eliminations	(3.2)	(2.0)	(1.2)	N.M.
Total	$179.7	$223.0	$(43.3)	(19.4)

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$220.8	$258.3	$(37.5)	(14.5)
VTR/Cabletica	125.3	147.9	(22.6)	(15.3)
Liberty Puerto Rico	49.9	46.4	3.5	7.5
Intersegment eliminations	(5.5)	(4.2)	(1.3)	N.M.
Total	$390.5	$448.4	$(57.9)	(12.9)

N.M. — Not meaningful.
Consolidated. The decreases in programming and other direct costs of services during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, include (i) during the six-month comparison, an increase of $3 million associated with the impact of the UTS Acquisition, (ii) decreases of $3 million and $7 million, respectively, associated with the impact of a disposal and (iii) decreases of $12 million and $25 million, respectively, due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, our programming and other direct costs of services decreased $28 million or 12.6% and $29 million or 6.5%, respectively. The organic decrease for the three-month comparison includes increases (decreases) of ($25 million), ($4 million) and $2 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic decrease for the six-month comparison includes increases (decreases) of ($30 million), ($2 million) and $4 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.
C&W. The decreases in C&W’s programming and other direct costs of services during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, include the net effect of (i) during the six-month comparison, an increase of $3 million associated with the impact of the UTS Acquisition, (ii) decreases of $3 million and $7 million, respectively, associated with the impact of a disposal and (iii) decreases of $2 million and $4 million, respectively, due to FX. Excluding the effects of the UTS Acquisition, a disposal and FX, C&W’s programming and other direct costs of services decreased $25 million or 19.3% and $30 million or 11.5%, respectively. These decreases include the following factors:
•Decreases in interconnect and access costs of $8 million or 13.6% and $7 million or 6.1%, respectively, primarily due to the net effect of (i) lower wholesale call volumes and (ii) the negative impact resulting from the reassessment and release of an accrual during the second quarter of 2019;
•Decreases in programming and copyright costs of $6 million or 17.3% and $14 million or 20.1%, respectively, primarily due to the net effect of (i) lower sports content costs, (ii) decreases in certain premium and basic content costs, primarily resulting from lower subscriptions affected largely by the impact of COVID-19 on certain of our B2B customers, primarily in Panama and Jamaica, and (iii) the negative impact resulting from the reassessment and releases of accruals in certain of our markets during 2019; and
•Decreases in equipment costs of $11 million or 51.4% and $11 million or 28.4%, respectively, primarily due to lower volume of equipment sales.
VTR/Cabletica. The decreases in VTR/Cabletica’s programming and other direct costs of services during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, include decreases of $10 million and $21 million, respectively, attributable to FX. Excluding the effect of FX, VTR/Cabletica’s programming and other direct costs of services decreased $4 million or 5.7% and $2 million or 1.2%, respectively. These decreases include the following factors:
•Increases (decreases) in programming and copyright costs of ($1 million) or (1.5%) and $5 million or 5.1%, respectively, primarily at VTR. During the three-month comparison, the decrease is primarily due to the net effect of (i) an increase of $6 million in the foreign currency impact of programming contracts denominated in U.S. dollars, (ii) a net decrease of $6 million in certain premium and basic content costs, including a decrease of $6 million related to the renegotiation of a programming contract that governs content rates for live soccer matches, which have been cancelled as a result of COVID-19 and (iii) lower costs associated with video-on-demand (VoD) services and catch-up television. During the six-month comparison, the increase is primarily due to the net effect of (i) a net increase of $8 million in the foreign currency impact of programming contracts denominated in U.S. dollars and (ii) a net decrease of $3 million in certain premium and basic content costs, including a decrease of $6 million related to the renegotiation of the programming contract discussed above;

•A decrease in interconnect and access costs of $3 million or 10.7% for the six-month comparison, primarily due to a decrease in interconnect costs as a result of lower rates, partially offset by higher volumes; and
•Decreases in equipment costs of $3 million or 50.6% and $4 million or 31.3%, respectively, primarily due to lower volumes of equipment sales, as customers have not been visiting physical stores as frequently due to COVID-19-related restrictions.
Liberty Puerto Rico. The increases in Liberty Puerto Rico’s programming and other direct costs of services during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, primarily include the following factors:
•Increases in programming and copyright costs of $2 million or 9.8% and $3 million or 6.2%, respectively, primarily attributable to higher programming rates and an accrual recorded in the second quarter of 2020 related to an audit of programming services provided in 2018 and 2019; and
•An increase in interconnect costs for the six-month comparison of $1 million or 26.1%, primarily resulting from the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment during the first quarter of 2019.
Other operating costs and expenses
General. Other operating costs and expenses set forth in the tables below comprise the following cost categories:
•Personnel and contract labor-related costs, which primarily include salary-related and cash bonus expenses, net of capitalizable labor costs, and temporary contract labor costs;

•Network-related expenses, which primarily include costs related to network access, system power and core network, and CPE repair, maintenance and test costs;

•Service-related costs, which primarily include professional services, information technology-related services, audit, legal and other services;

•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers;

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment, other operating-related costs and recharges of certain operating costs from our Corporate operations to our operating segments; and

•Share-based compensation costs that relate to SARs, RSUs and PSUs issued to our employees and Directors.

Consolidated. Other operating costs and expenses during the three and six month ended June 30, 2020, compared with the corresponding periods during 2019, decreased $28 million and $14 million, respectively. The decreases include (i) declines of $18 million and $35 million, respectively, due to FX, and (ii) a net increase (decrease) of ($6 million) and $7 million, respectively, due to the impact of the UTS Acquisition and a disposal. Excluding the effects of the UTS Acquisition, a disposal and FX, other operating costs and expenses increased (decreased) ($4 million) and $14 million, respectively.
In the following section, we provide a discussion and analysis of the organic changes of other operating costs and expenses, which excludes, where applicable, the impact of acquisitions, dispositions and FX for each of our reportable segments and our Corporate operations. For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below and note 15 to our condensed consolidated financial statements.

C&W. The following table sets forth the organic change in operating costs and expenses for our C&W segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)		Impact of a disposal	Organic increase (decrease)
	2020	2019		Impact of FX
	in millions

Personnel and contract labor	$77.3	$88.5	$(11.2)	$(1.5)	$(2.1)	$(7.6)
Network-related	43.3	47.2	(3.9)	(1.2)	(1.4)	(1.3)
Service-related	20.2	23.7	(3.5)	(0.2)	0.1	(3.4)
Commercial	15.4	20.5	(5.1)	(0.3)	(0.3)	(4.5)
Facility, provision, franchise and other	56.8	62.1	(5.3)	(0.8)	(1.9)	(2.6)
Share-based compensation expense	7.9	5.2	2.7	—	(0.1)	2.8
Total other operating costs and expenses	$220.9	$247.2	$(26.3)	$(4.0)	$(5.7)	$(16.6)

	Six months ended June 30,		Increase (decrease)	Impact of FX	Net impact of an acquisition and a disposal	Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$165.2	$168.7	$(3.5)	$(2.8)	$2.4	$(3.1)
Network-related	89.7	91.3	(1.6)	(1.7)	0.6	(0.5)
Service-related	43.5	46.0	(2.5)	(0.3)	2.0	(4.2)
Commercial	34.3	38.9	(4.6)	(0.6)	(0.1)	(3.9)
Facility, provision, franchise and other	114.0	115.3	(1.3)	(1.3)	1.7	(1.7)
Share-based compensation expense	15.3	8.9	6.4	(0.1)	(0.1)	6.6
Total other operating costs and expenses	$462.0	$469.1	$(7.1)	$(6.8)	$6.5	$(6.8)
•Personnel and contract labor: The organic decreases are primarily due to (i) lower salaries and other personnel costs associated with the benefit of certain ongoing restructuring activities and (ii) $2 million and $4 million of estimated bonus-related expenses, respectively, that have been recognized as share-based compensation expense, as certain 2020 bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense.
•Network-related: The organic decrease for the three-month comparison is primarily due to lower maintenance costs.
•Service-related: The organic decreases are primarily due to lower professional services costs associated with legal and advisory-related services, which have decreased due to court closures and case deferrals resulting from the COVID-19 pandemic.
•Commercial: The organic decreases are primarily due to the net effect of (i) lower marketing and sales costs, primarily due to reductions in sponsorship costs and sales commissions as a result of certain adverse economic impacts caused by the COVID-19 pandemic across our markets, and (ii) increases in outsourced call center costs.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to the net effect of (i) higher bad debt expense, as the impacts of COVID-19 resulted in (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, (ii) lower insurance costs of $2 million and $4 million, respectively, due in part to the impact of certain Weather Derivatives, as further described in note 5 to our condensed consolidated financial statements, (iii) lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19, (iv) lower revenue-based franchise fees in certain of our markets during the three-month comparison, (v) lower facilities-related expenses during the three-month comparison, due largely to the impact of COVID-19, and (vi) net decreases resulting from other individually insignificant changes.
VTR/Cabletica. The following table sets forth the organic change in operating costs and expenses for our VTR/Cabletica segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Impact of FX	Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$19.1	$24.0	$(4.9)	$(3.2)	$(1.7)
Network-related	18.2	17.4	0.8	(3.1)	3.9
Service-related	9.7	9.6	0.1	(1.8)	1.9
Commercial	21.2	20.1	1.1	(3.7)	4.8
Facility, provision, franchise and other	14.8	18.8	(4.0)	(1.9)	(2.1)
Share-based compensation expense	2.2	1.4	0.8	(0.3)	1.1
Total other operating costs and expenses	$85.2	$91.3	$(6.1)	$(14.0)	$7.9

	Six months ended June 30,		Increase (decrease)	Impact of FX	Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$38.8	$46.8	$(8.0)	$(5.8)	$(2.2)
Network-related	34.6	36.2	(1.6)	(6.0)	4.4
Service-related	18.7	18.7	—	(3.6)	3.6
Commercial	41.8	45.2	(3.4)	(7.8)	4.4
Facility, provision, franchise and other	28.9	37.0	(8.1)	(4.1)	(4.0)
Share-based compensation expense	4.3	2.7	1.6	(0.8)	2.4
Total other operating costs and expenses	$167.1	$186.6	$(19.5)	$(28.1)	$8.6
•Personnel and contract labor: The organic decreases are primarily due to (i) higher capitalized labor costs associated with certain development-related projects, and (ii) $1 million and $2 million of estimated bonus-related expenses, respectively, that have been recognized as share-based compensation expense, as certain 2020 bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense.

•Network-related: The organic increases are primarily due to (i) higher volumes of network access-related contracted labor and (ii) increases in system power expenses.

•Service-related: The organic increases are primarily due to (i) increased information technology costs associated with software maintenance and support and (ii) higher professional consultancy services.
•Commercial: The organic increases are primarily due to the net effect of (i) increased call center volumes as a result of the impacts from COVID-19, (ii) decreases in marketing and advertising expenses and (iii) higher sales commissions to third-party dealers.

•Facility, provision, franchise and other costs: The organic decreases are primarily driven by (i) lower facilities-related expenses (ii) lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19, and (iii) lower bank-related fees.

Liberty Puerto Rico. The following table sets forth the organic change in operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$12.0	$9.9	$2.1
Network-related	1.0	1.3	(0.3)
Service-related	3.8	2.5	1.3
Commercial	2.8	2.7	0.1
Facility, provision, franchise and other	11.3	12.3	(1.0)
Share-based compensation expense	1.3	0.6	0.7
Total other operating costs and expenses	$32.2	$29.3	$2.9

	Six months ended June 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$22.8	$19.9	$2.9
Network-related	2.2	2.3	(0.1)
Service-related	6.8	5.0	1.8
Commercial	5.4	5.3	0.1
Facility, provision, franchise and other	23.7	24.0	(0.3)
Share-based compensation expense	2.6	1.1	1.5
Total other operating costs and expenses	$63.5	$57.6	$5.9
•Personnel and contract labor: The organic increases are primarily due to the net effect of (i) annual salary increases, (ii) higher sales commissions and (iii) $1 million of estimated bonus-related expense for the six-month comparison that has been recognized as share-based compensation expense, as certain bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense;

•Service-related: The organic increases are primarily due to integration costs of $1 million and $2 million, respectively, associated with the pending AT&T Acquisition.

Corporate. The following table sets forth the organic change in operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$4.8	$6.4	$(1.6)
Network-related	0.3	—	0.3
Service-related	2.8	2.3	0.5
Facility, provision, franchise and other	1.8	3.2	(1.4)
Share-based compensation expense	12.1	8.2	3.9
Total other operating costs and expenses	$21.8	$20.1	$1.7

	Six months ended June 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$10.9	$12.6	$(1.7)
Network-related	0.3	—	0.3
Service-related	5.8	4.8	1.0
Facility, provision, franchise and other	5.5	6.0	(0.5)
Share-based compensation expense	25.1	17.4	7.7
Total other operating costs and expenses	$47.6	$40.8	$6.8
•Personnel and contract labor: The organic decreases are primarily attributable to estimated bonus-related expenses that will be paid in the form of equity, as further discussed below under Share-based compensation expense.
Adjusted OIBDA
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA to our loss before income taxes, see note 19 to our condensed consolidated financial statements.
The following tables set forth Adjusted OIBDA by reportable segment:

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$203.6	$235.4	$(31.8)	(13.5)
VTR/Cabletica	86.3	112.3	(26.0)	(23.2)
Liberty Puerto Rico	52.4	51.6	0.8	1.6

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$436.4	$457.9	$(21.5)	(4.7)
VTR/Cabletica	179.7	219.2	(39.5)	(18.0)
Liberty Puerto Rico	102.9	99.5	3.4	3.4
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	%

C&W	39.5	38.8	39.5	38.9
VTR/Cabletica	37.9	40.9	38.4	39.8
Liberty Puerto Rico	48.0	49.7	48.2	49.2
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed above, which include the impacts relating to COVID-19. The organic change in Adjusted OIBDA for the VTR market of our VTR/Cabletica segment, was negatively impacted by $8 million and $13 million, respectively, from foreign currency impact of contracts denominated in U.S. dollars during the three and six months ended June 30, 2020, respectively, of which $6 million and $8 million, respectively, related to programming and the remaining in various other cost categories. For additional information regarding the impacts of COVID-19, see discussion in Overview above.
Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $8 million and $17 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily due to $3 million and $9 million of estimated bonus-related expenses during the three and six months ended June 30, 2020, respectively, that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020.
For additional information regarding our share-based compensation, see note 15 to our condensed consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense decreased $6 million or 2.5% and $9 million or 2.1% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. Excluding the net impacts of FX, an acquisition and a disposition, depreciation and amortization expense increased $6 million or 2.9% and $12 million or 2.8% during the three and six months ended June 30, 2020, respectively. The organic increases are primarily due to the net effect of (i) increases in property and equipment additions, primarily associated with the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, and baseline related additions, and (ii) decreases associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $299 million and $318 million during the three and six months ended June 30, 2020, respectively, and $7 million and $27 million during the three and six months ended June 30, 2019, respectively.
During the three and six months ended June 30, 2020, we incurred (i) impairment charges of $277 million and $279 million, respectively, (ii) restructuring charges of $3 million and $13 million, respectively, and (iii) direct acquisition costs of $17 million and $25 million, respectively. The impairment charges primarily relate to the impairment of goodwill at various reporting units within our C&W segment based primarily on the economic impacts associated with COVID-19. The restructuring charges, which are related to C&W and VTR, include (i) employee severance and termination costs related to certain reorganization activities and (ii) contract termination and other related charges. The direct acquisition costs are primarily related to the pending AT&T Acquisition.
During the three and six months ended June 30, 2019, we incurred (i) restructuring charges of $4 million and $22 million, respectively, and (ii) direct acquisition and disposition costs of $1 million and $4 million, respectively. The restructuring charges, primarily related to VTR and C&W, include (i) $1 million and $16 million, respectively, of employee severance and termination costs related to certain reorganization activities and (ii) $4 million and $6 million, respectively, of contract termination and other related charges. The direct acquisition and disposition costs primarily related to the UTS Acquisition and disposition of our Seychelles operations.
        For additional information regarding our impairment charges, see notes 6 and 8 to our condensed consolidated financial statements. For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

Interest expense
Our interest expense increased $16 million and $43 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily due to (i) the net effect of (a) higher average outstanding debt balances and (b) lower weighted-average interest rates and (ii) higher amortization of discounts and premiums, net, and deferred financing costs.

For additional information regarding our outstanding indebtedness, see notes 9 and 20 to our condensed consolidated financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$(173.3)	$(75.8)	$(164.0)	$(145.8)
Foreign currency forward contracts and other (c)	(5.7)	(3.2)	2.4	(2.2)
Total	$(179.0)	$(79.0)	$(161.6)	$(148.0)
(a)The losses for the three and six months ended June 30, 2020 include a realized gain (loss) of ($106 million) and $71 million, respectively, associated with the settlement of certain cross-currency interest rate swaps at VTR Finance in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR Finance debt. For additional information regarding the refinancing, see note 20 to our condensed consolidated financial statements.
(b)The loss during the three months ended June 30, 2020 is primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar, and (ii) changes in interest rates. The loss during the six months ended June 30, 2020 is primarily attributable to the net effect of (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2020 periods include net gains of $7 million and $40 million, respectively, resulting from changes in our credit risk valuation adjustments, which are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak. The losses during the 2019 periods are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2019 periods include net gains of $4 million and $6 million, respectively, resulting from changes in our credit risk valuation adjustments.
(c)Amounts include charges of $3 million and $6 million for the three and six months ended June 30, 2020, respectively, and $1 million during each of the three and six months ended June 30, 2019, related to the amortization of premiums associated with our Weather Derivatives, which we initially entered into during the second quarter of 2019.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$52.3	$2.1	$(106.4)	$28.4
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(34.1)	(23.4)	(30.9)	(8.7)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	—	—	(3.7)
Other	0.9	1.8	(7.9)	(3.3)
Total	$19.1	$(19.5)	$(145.2)	$12.7
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of nil and $3 million during the three and six months ended June 30, 2020, respectively, and $10 million during each of the three and six months ended June 30, 2019. The losses during 2020 are associated with the write-off of unamortized discounts and deferred financing costs related to the repayment of the C&W Term Loan B-4 Facility during the first quarter. The losses during 2019 primarily relate to the early redemption of certain C&W senior secured notes.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.
Other income, net
We recognized other income, net, of $5 million and $12 million during the three and six months ended June 30, 2020, respectively, and $3 million and $5 million during the three and six months ended June 30, 2019, respectively, that primarily relate to interest income. The increases in the 2020 periods are mostly due to interest on the AT&T Acquisition Restricted Cash, as defined and described under Material Changes in Financial Condition—Sources and Uses of Cash below.
Income tax expense
We recognized income tax expense of $4 million and $30 million during the three months ended June 30, 2020 and 2019, respectively, and $9 million and $34 million during the six months ended June 30, 2020 and 2019, respectively.
For the three and six months ended June 30, 2020, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate (based on Bermuda statutory tax rate of 0%), primarily due to detrimental effects of non-deductible goodwill impairment, increases in valuation allowances and negative effects of permanent items, such as other non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, net favorable changes in uncertain tax positions, and permanent items, such as non-taxable income. Additionally, during the second quarter of 2020, we closed certain tax audits and, as a result, reduced our uncertain tax positions by $18 million. This amount has been reflected as a discrete tax benefit in our condensed consolidated income statement.
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

For additional information regarding our income taxes, see note 14 to our condensed consolidated financial statements.
Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Operating income (loss)	$(206.0)	$143.5	$(98.2)	$256.8
Net non-operating expenses	$(290.4)	$(225.2)	$(577.2)	$(375.3)
Income tax expense	$(3.8)	$(29.5)	$(9.4)	$(33.9)
Net loss	$(500.2)	$(111.2)	$(684.8)	$(152.4)
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
Net loss (earnings) attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of ($107 million) and ($111 million) during the three and six months ended June 30, 2020, respectively, and $5 million during each of the three and six months ended June 30, 2019. The changes during the 2020 periods, as compared to the corresponding periods in 2019, are primarily attributable to net increases in losses incurred by our less-than-wholly-owned subsidiaries at C&W.

Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2020, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2020. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$496.0
Unrestricted subsidiaries (b)	43.0
Total Liberty Latin America and unrestricted subsidiaries	539.0
Borrowing groups (c):
C&W	756.4
VTR Finance (d)	332.9
Liberty Puerto Rico	102.1
Cabletica	22.0
Total borrowing groups	1,213.4
Total cash and cash equivalents	$1,752.4

Restricted cash (e)	$1,371.3
(a)Represents the amount held by Liberty Latin America on a standalone basis, which includes the net proceeds resulting from the offering of the Convertible Notes.
(b)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(c)Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries and includes cash proceeds of $313 million and $63 million that was borrowed in March 2020 on the C&W and Liberty Puerto Rico revolving credit facilities, respectively, as further described below. Subsequent to June 30, 2020, $213 million and $63 million of the amounts borrowed on these revolving credit facilities were repaid by C&W and Liberty Puerto Rico, respectively.
(d)A portion of the VTR Finance cash balance was used in connection with the redemption of the VTR Finance Senior Notes in July 2020, as further described in note 20 to our condensed consolidated financial statements.
(e)Includes $1,353 million of restricted cash held in escrow that will be used to fund a portion of the AT&T Acquisition (the AT&T Acquisition Restricted Cash), as further described below.
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
Our liquidity requirements related to acquisitions include funding the AT&T Acquisition. The AT&T Acquisition is structured as an all-cash transaction with a purchase price of $1,950 million, subject to adjustment as provided in the related stock purchase agreement. We intend to finance this acquisition through a combination of a portion of the net proceeds from the 2026 SPV Credit Facility and the 2027 LPR Senior Secured Notes ($1,353 million of which is restricted cash held in escrow) and available liquidity. For additional information regarding the AT&T Acquisition and our debt, see notes 4 and 9, respectively, to our condensed consolidated financial statements.
In March 2020, our Directors approved a $100 million Share Repurchase Program. During the six months ended June 30, 2020, the aggregate amount of our share repurchases was $9 million. For additional information regarding our Share Repurchase Program, see note 17 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. As of June 30, 2020, an aggregate $375 million was drawn under the revolving credit facilities of our borrowing groups as a precautionary measure in order to provide flexibility with our liquidity due to economic uncertainty caused by COVID-19, the proceeds of which are included in cash and cash equivalents in our condensed consolidated balance sheet as of June 30, 2020. Subsequent to June 30, 2020, we repaid an aggregate $275 million of the amounts drawn under the revolving credit facilities, as noted above. For further details of the borrowing availability of such subsidiaries at June 30, 2020, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our condensed consolidated financial statements.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2020, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2020, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,983 million, including $187 million that is classified as current in our condensed consolidated balance sheet and $8,277 million that is not due until 2024 or thereafter, which includes $1,260 million associated with the VTR Finance Senior Notes that were refinanced subsequent to June 30, 2020, as further described in note 20 to our condensed consolidated financial statements. At June 30, 2020, $8,577 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at June 30, 2020 is $176 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at June 30, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.3%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at June 30, 2020 was as follows:

Borrowing group	Increase (decrease) to borrowing costs

C&W	0.76%
VTR Finance	(0.08)%
Liberty Puerto Rico	0.83%
Cabletica	1.17%
Liberty Latin America borrowing groups	0.60%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.2% at June 30, 2020.
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
As of June 30, 2020, our covenant compliance under the indentures of our borrowing groups or liquidity needs, which includes access to borrowing available under our various revolving credit facilities, have not been materially impacted as a result of COVID-19.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Six months ended June 30,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$353.6	$431.4	$(77.8)
Net cash used by investing activities	(263.1)	(421.4)	158.3
Net cash provided by financing activities	587.4	320.4	267.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.2)	2.5	(13.7)
Net increase in cash, cash equivalents and restricted cash	$666.7	$332.9	$333.8
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net impact of (i) a combined $58 million decline in the Adjusted OIBDA of our C&W and VTR/Cabletica segments, (ii) lower tax payments of $46 million, (iii) the negative impact for the comparative period resulting from $33 million of the cash received during the six months ended June 30, 2019 associated with the final insurance settlement for hurricanes Irma, Maria, and Matthew that was reflected as an operating cash inflow, (iv) a decrease of $14 million in cash from derivative activities and (v) a $15 million increase in cash paid for interest. Additionally, the working capital changes in our condensed consolidated statement of cash flows for the 2020 period includes the negative impact of an $18 million release of an uncertain tax position liability that has been reflected as a tax benefit in our consolidated statement of operations, as further described in note 14 to our condensed consolidated financial statements

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) $160 million of cash used for the UTS Acquisition in March 2019, (ii) a decrease in cash used for capital expenditures, as further discussed below and (iii) the impact of $34 million of cash we received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our condensed consolidated financial statements.
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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2020	2019
	in millions

Property and equipment additions	$286.2	$305.2
Assets acquired under capital-related vendor financing arrangements	(53.3)	(26.0)
Assets acquired under finance leases	—	(0.2)
Changes in current liabilities related to capital expenditures	38.5	16.4
Capital expenditures	$271.4	$295.4
The decrease in our property and equipment additions during the six months ended June 30, 2020, as compared to the corresponding period in 2019, is primarily due to the net effect of (i) a decrease in customer premises equipment, (ii) a decrease in support-related equipment and (iii) an increase in new builds and upgrades. During the six months ended June 30, 2020 and 2019, our property and equipment additions represented 16.1% and 15.8% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2020, we generated $587 million of cash from financing activities primarily due to $451 million of net borrowings of debt and $181 million of net cash received related to derivative instruments, which was slightly offset by $27 million related to payments of financing costs and debt premiums. The net borrowings of debt includes $313 million and $63 million that was borrowed on the of our C&W and LCPR revolving credit facilities, respectively. The net cash received related to derivative instruments is primarily due to the unwinding of cross-currency swaps held at our VTR Finance borrowing group as further described in note 5 to the condensed consolidated financial statements. During the six months ended June 30, 2019, we received $320 million in net cash from financing activities, primarily due to $395 million of net borrowings of debt, which was slightly offset by $46 million of cash used related to the purchase of capped calls related to the Convertible Notes and $25 million related to payments of financing costs and debt premiums.
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
The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2020	2019
	in millions

Net cash provided by operating activities	$353.6	$431.4
Cash payments for direct acquisition and disposition costs	4.2	0.6
Expenses financed by an intermediary (a)	52.1	56.8
Capital expenditures	(271.4)	(295.4)
Recovery on damaged or destroyed property and equipment	—	33.9
Distributions to noncontrolling interest owners	(0.7)	(2.5)
Principal payments on amounts financed by vendors and intermediaries	(91.7)	(105.9)
Pre-acquisition net interest payments, net (b)	36.2	—
Principal payments on finance leases	(1.1)	(2.5)
Adjusted free cash flow	$81.2	$116.4
(a)For purposes of our condensed consolidated statements of cash flows, expenses, including VAT, financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflows when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

(b)Amount primarily represents interest paid on pre-acquisition debt related to the AT&T Acquisition, net of interest received on the AT&T Acquisition Restricted Cash.
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
Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2020:

	Payments due during							Total
	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	in millions

Debt (excluding interest)	$95.6	$92.0	$110.2	$406.7	$1,750.8	$165.7	$6,359.8	$8,980.8
Finance leases (excluding interest)	1.0	0.4	0.2	0.2	0.2	0.1	0.3	2.4
Operating leases	22.2	35.1	29.2	23.2	19.6	13.4	43.1	185.8
Programming commitments	96.8	112.1	79.9	46.4	37.0	0.5	—	372.7
Network and connectivity commitments	40.8	39.1	8.3	5.7	4.8	2.5	9.4	110.6
Purchase commitments	148.6	15.9	2.9	0.6	—	—	—	168.0
Other commitments	8.3	2.1	1.7	1.4	1.4	1.4	8.2	24.5
Total (a)	$413.3	$296.7	$232.4	$484.2	$1,813.8	$183.6	$6,420.8	$9,844.8
Projected cash interest payments on debt and finance lease obligations (b)	$240.4	$480.3	$478.5	$462.3	$404.3	$346.4	$581.9	$2,994.1
(a)The commitments included in this table do not reflect any liabilities that are included in our June 30, 2020 condensed consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($61 million at June 30, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.
(b)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our debt, operating lease obligations and commitments, see notes 9, 10 and 18, respectively, to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2020 and 2019, see note 5 to our condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K. The following discussion updates selected numerical information to June 30, 2020.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At June 30, 2020, $55 million or 3.1% of our cash balance was denominated in Chilean pesos.
Foreign Currency Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2020	December 31, 2019
Spot rates:
Chilean peso	821.25	751.85
Jamaican dollar	139.90	132.28

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average rates:
Chilean peso	822.44	683.88	813.21	675.87
Jamaican dollar	141.20	132.14	138.91	131.44
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2020, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency Derivative Contracts
Holding all other factors constant, at June 30, 2020, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 128 billion or $156 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $156 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $64 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$29.6	$62.6	$75.8	$74.6	$71.1	$71.1	$147.6	$532.4
Principal-related (b)	—	—	(1.3)	—	—	—	(29.7)	(31.0)
Other (c)	(6.3)	(1.5)	—	—	—	—	—	(7.8)
Total	$23.3	$61.1	$74.5	$74.6	$71.1	$71.1	$117.9	$493.6
(a)Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.
(b)Includes the principal-related cash flows of our cross-currency derivative contracts.
(c)Includes amounts related to our foreign currency forward contracts.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2020.
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
During the fiscal quarter, changes in our internal control over financial reporting include:
•the remediation efforts regarding the material weaknesses that existed as of December 31, 2019,
•we are continuing to update our internal controls over financial reporting, as necessary, to accommodate modifications to our order-to-cash process related to VTR’s implementation of a new customer relationship management software; and,
•we initiated the process of updating our internal controls over financial reporting for certain C&W subsidiaries, as necessary to accommodate modification to our procure-to-pay, long-lived assets and other financial reporting processes related to the implementation of a new enterprise resource planning software.

PART II - OTHER INFORMATION
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

On March 17, 2020, we announced that our Directors authorized the Share Repurchase Program, which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares, as the case may be, over two years. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2020 through April 30, 2020:
Class A	93,600	$10.44	93,600
Class C	240,493	$10.21	240,493
May 1, 2020 through May 31, 2020:
Class A	135,478	$9.57	135,478
Class C	297,790	$9.28	297,790
June 1, 2020 through June 30, 2020:
Class A	9,400	$10.46	9,400	(b)
Class C	19,900	$10.09	19,900	(b)
Total — April 1, 2020 through June 30, 2020:
Class A	238,478	$9.94	238,478	(b)
Class C	558,183	$9.71	558,183	(b)

(a)Average price paid per share includes direct acquisition costs.

(b)At June 30, 2020, the remaining amount authorized for repurchases of Liberty Latin America Shares was $91 million.

Item 6. EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated July 1, 2020, between VTR Finance N.V. (VTR Finance), as issuer, BNY Mellon Corporate Trustee Services Limited, as Trustee, and The Bank of New York Mellon as Security Agent, Paying Agent, and Transfer Agent, relating to VTR Finance’s 6.375% senior notes due 2028.*

4.2
Indenture, dated July 1, 2020, between VTR Comunicaciones SpA (VTR Comunicaciones), as issuer, BNY Mellon Corporate Trustee Services Limited, as Trustee, and The Bank of New York Mellon as Paying Agent and Transfer Agent, relating to VTR Comunicaciones’ 5.125% senior secured notes due 2028.*

4.3	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 5, 2020	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 5, 2020	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer