Form 10-Q
period 2020-09-30
Liberty Latin America Ltd.
filed 2020-11-04
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2020 was: 48,992,012 Class A; 1,933,386 Class B; and 181,081,015 Class C.

LIBERTY LATIN AMERICA LTD.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,611.9	$1,183.8
Trade receivables, net of allowances of $96.8 million and $87.3 million, respectively	505.9	585.2
Prepaid expenses	62.2	58.9
Other current assets, net	225.6	227.3
Total current assets	2,405.6	2,055.2

Goodwill	4,503.7	4,906.4
Property and equipment, net	4,149.8	4,301.1
Restricted cash	1,369.9	1,272.2
Intangible assets subject to amortization, net	825.5	969.2
Intangible assets not subject to amortization	561.3	560.8
Other assets, net	782.1	872.6
Total assets	$14,597.9	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2020	December 31, 2019
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$269.6	$346.6
Current portion of deferred revenue	138.0	160.9
Current portion of debt and finance lease obligations	284.4	180.2
Accrued capital expenditures	47.9	72.1
Accrued interest	118.9	132.6
Accrued payroll and employee benefits	80.8	88.9
Other accrued and current liabilities	645.5	594.7
Total current liabilities	1,585.1	1,576.0
Long-term debt and finance lease obligations	8,175.4	8,189.8
Deferred tax liabilities	361.5	401.8
Deferred revenue	187.0	210.9
Other long-term liabilities	761.2	579.1
Total liabilities	11,070.2	10,957.6

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 49,186,678 and 48,892,862 shares issued and outstanding, respectively, at September 30, 2020 and 48,795,552 shares issued and outstanding at December, 31, 2019	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,933,414 shares issued and outstanding at September 30, 2020 and 1,934,686 shares issued and outstanding at December 31, 2019	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 181,099,655 and 180,426,497 shares issued and outstanding, respectively, at September 30, 2020 and 131,181,371 shares issued and outstanding at December 31, 2019	1.8	1.3
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 966,974 and nil shares, respectively	(9.5)	—
Additional paid-in capital	4,972.4	4,569.9
Accumulated deficit	(2,105.6)	(1,447.1)
Accumulated other comprehensive loss, net of taxes	(83.2)	(14.8)
Total Liberty Latin America shareholders	2,776.4	3,109.8
Noncontrolling interests	751.3	870.1
Total equity	3,527.7	3,979.9
Total liabilities and equity	$14,597.9	$14,937.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions, except share and per share amounts

Revenue	$887.5	$966.8	$2,667.4	$2,892.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	189.7	215.7	580.2	664.1
Other operating costs and expenses	365.6	386.5	1,105.8	1,140.6
Depreciation and amortization	231.6	226.0	661.5	665.3
Impairment, restructuring and other operating items, net	14.0	208.3	331.5	235.3
	800.9	1,036.5	2,679.0	2,705.3
Operating income (loss)	86.6	(69.7)	(11.6)	187.1
Non-operating income (expense):
Interest expense	(129.9)	(123.9)	(408.5)	(359.4)
Realized and unrealized gains (losses) on derivative instruments, net	(78.1)	51.4	(239.7)	(96.6)
Foreign currency transaction gains (losses), net	30.1	(110.8)	(115.1)	(98.1)
Losses on debt modification and extinguishment	(41.7)	(3.5)	(45.1)	(13.0)
Other income, net	0.2	4.4	11.8	9.4
	(219.4)	(182.4)	(796.6)	(557.7)
Loss before income taxes	(132.8)	(252.1)	(808.2)	(370.6)
Income tax benefit	42.8	182.4	33.4	148.5
Net loss	(90.0)	(69.7)	(774.8)	(222.1)
Net loss attributable to noncontrolling interests	5.4	105.0	116.5	99.7
Net earnings (loss) attributable to Liberty Latin America shareholders	$(84.6)	$35.3	$(658.3)	$(122.4)

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.46)	$0.19	$(3.59)	$(0.66)

Weighted average shares outstanding - basic	185,380,797	184,452,387	183,286,840	184,238,994
Weighted average shares outstanding - diluted	185,380,797	184,807,225	183,286,840	184,238,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Net loss	$(90.0)	$(69.7)	$(774.8)	$(222.1)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(27.4)	(6.8)	(67.8)	(32.5)
Reclassification adjustments included in net earnings (loss)	0.6	(0.8)	(2.5)	(4.3)
Pension-related adjustments and other, net	(0.5)	3.2	1.1	1.3
Other comprehensive loss	(27.3)	(4.4)	(69.2)	(35.5)
Comprehensive loss	(117.3)	(74.1)	(844.0)	(257.6)
Comprehensive loss attributable to noncontrolling interests	5.5	105.3	117.3	100.2
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(111.8)	$31.2	$(726.7)	$(157.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2019	$0.5	$—	$1.3	$—	$4,549.3	$(1,524.7)	$(47.2)	$2,979.2	$1,024.7	$4,003.9
Net loss	—	—	—	—	—	35.3	—	35.3	(105.0)	(69.7)
Other comprehensive loss	—	—	—	—	—	—	(4.1)	(4.1)	(0.3)	(4.4)
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	—	(0.1)	(0.1)
UTS NCI Acquisition	—	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Shared-based compensation	—	—	—	—	12.9	—	—	12.9	—	12.9
Other	—	—	—	—	0.7	—	—	0.7	—	0.7
Balance at September 30, 2019	$0.5	$—	$1.3	$—	$4,563.0	$(1,489.4)	$(51.3)	$3,024.1	$907.6	$3,931.7

Balance at January 1, 2019	$0.5	$—	$1.3	$—	$4,494.1	$(1,367.0)	$(16.3)	$3,112.6	$1,010.8	$4,123.4
Net loss	—	—	—	—	—	(122.4)	—	(122.4)	(99.7)	(222.1)
Other comprehensive loss	—	—	—	—	—	—	(35.0)	(35.0)	(0.5)	(35.5)
Impact of the UTS Acquisition	—	—	—	—	—	—	—	—	11.6	11.6
Distribution to noncontrolling interest owners	—	—	—	—	—	—	—	—	(2.6)	(2.6)
Conversion Option, net	—	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
UTS NCI Acquisition	—	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Shared-based compensation	—	—	—	—	37.1	—	—	37.1	—	37.1
Other	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2019	$0.5	$—	$1.3	$—	$4,563.0	$(1,489.4)	$(51.3)	$3,024.1	$907.6	$3,931.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9
Net loss	—	—	—	—	—	(84.6)	—	(84.6)	(5.4)	(90.0)
Other comprehensive loss	—	—	—	—	—	—	(27.2)	(27.2)	(0.1)	(27.3)
Issuance of Liberty Latin America common shares, net	—	—	0.5	—	347.2	—	—	347.7	—	347.7
Shared-based compensation	—	—	—	—	19.0	—	—	19.0	—	19.0
Other	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance at September 30, 2020	$0.5	$—	$1.8	$(9.5)	$4,972.4	$(2,105.6)	$(83.2)	$2,776.4	$751.3	$3,527.7

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(658.3)	—	(658.3)	(116.5)	(774.8)
Other comprehensive loss	—	—	—	—	—	—	(68.4)	(68.4)	(0.8)	(69.2)
Repurchase of Liberty Latin America common shares	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Issuance of Liberty Latin America common shares, net	—	—	0.5	—	347.2	—	—	347.7	—	347.7
Shared-based compensation	—	—	—	—	54.4	—	—	54.4	—	54.4
Other	—	—	—	—	0.9	—	—	0.9	(1.7)	(0.8)
Balance at September 30, 2020	$0.5	$—	$1.8	$(9.5)	$4,972.4	$(2,105.6)	$(83.2)	$2,776.4	$751.3	$3,527.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2020	2019
	in millions
Cash flows from operating activities:
Net loss	$(774.8)	$(222.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	75.3	45.2
Depreciation and amortization	661.5	665.3
Impairment	279.9	196.3
Amortization of debt financing costs, premiums and discounts, net	22.0	8.8
Realized and unrealized losses on derivative instruments, net	239.7	96.6
Foreign currency transaction losses, net	115.1	98.1
Loss on debt modification and extinguishment	45.1	13.0
Deferred income tax benefit	(69.5)	(81.5)
Changes in operating assets and liabilities, net of the effect of acquisitions	(103.3)	(229.3)
Net cash provided by operating activities	491.0	590.4

Cash flows from investing activities:
Capital expenditures	(418.3)	(432.0)
Cash paid in connection with acquisitions, net of cash acquired	(0.1)	(160.4)
Recovery on damaged or destroyed property and equipment	—	33.9
Other investing activities, net	(0.5)	1.6
Net cash used by investing activities	(418.9)	(556.9)

Cash flows from financing activities:
Borrowings of debt	1,289.0	1,641.2
Payments of principal amounts of debt and finance lease obligations	(1,259.5)	(1,197.4)
Issuance of Liberty Latin America common shares, net	349.6	—
Net cash received (paid) related to derivative instruments	180.6	(0.3)
Capped Calls	—	(45.6)
Payment of financing costs and debt premiums	(75.4)	(35.4)
Repurchase of Liberty Latin America common shares	(9.5)	—
Distributions to noncontrolling interest owners	(2.3)	(2.6)
Other financing activities, net	(7.6)	(9.5)
Net cash provided by financing activities	464.9	350.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.1)	(5.4)

Net increase in cash, cash equivalents and restricted cash	525.9	378.5

Cash, cash equivalents and restricted cash:
Beginning of period	2,457.0	642.0
End of period	$2,982.9	$1,020.5

Cash paid for interest	$384.6	$371.3
Net cash paid for taxes	$42.3	$100.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and business-to-business (B2B) services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W, (ii) Chile and Costa Rica, through “VTR/Cabletica”, and (iii) Puerto Rico, through Liberty Puerto Rico. Through our “Networks & LatAm” business, C&W also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries. Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2020.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. During the second quarter of 2020, we changed the presentation of certain operating costs and expenses in our condensed consolidated statements of operations in order to better align with management’s approach to monitoring and evaluating such costs. Specifically, we have combined the costs previously reported in the consolidated statement of operations’ captions “other operating” and “selling, general and administrative” into one line, which is now referred to as “other operating costs and expenses.” In conjunction with this change, we have provided additional disclosure of the nature of other operating costs and expenses by function, as set forth in note 14. This change in presentation did not have any impact on operating income or loss, net loss or any of our key performance metrics. In addition, we have provided additional disclosure of the nature of our programming and other direct costs of services, as set forth in note 13.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2018-15
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 provides additional guidance on ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance (i) provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, (ii) requires an entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and (iii) clarifies the presentation requirements for reporting such costs in the entity’s financial statements. We adopted ASU 2018-15 effective January 1, 2020 on a prospective basis for all implementation costs incurred after the date of adoption and it did not have a material impact on our condensed consolidated financial statements.
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
September 30, 2020
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
ASU 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which (i) reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification and (ii) makes targeted improvements to convertible instruments and earnings-per-share disclosure requirements. ASU 2020-06 is effective for annual reporting periods after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted, but no earlier than annual and interim periods in fiscal years beginning after December 15, 2020. While we are still evaluating the impact of ASU 2020-06, we do not currently expect it will have a material impact on our consolidated financial statements.
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
Changes in the allowance for credit losses are set forth below (in millions):

Balance at January 1, 2020	$87.3
Provision for expected losses	50.3
Write-offs	(45.3)
Foreign currency translation adjustments and other	4.5
Balance at September 30, 2020	$96.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(4)    Acquisitions
Pending Acquisition
Telefónica. On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis (the Telefónica-Costa Rica Acquisition). The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2021.
2020 Acquisition
AT&T. On October 9, 2019, Liberty PR and Liberty Latin America entered into a stock purchase agreement with certain subsidiaries of AT&T Inc. (AT&T) to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands (the AT&T Acquisition) in an all-cash transaction. The AT&T Acquisition closed October 31, 2020.The operations acquired in the AT&T Acquisition provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands, excluding DirecTV customers. In connection with the AT&T Acquisition we paid $1.9 billion, which includes the impact of preliminary working capital adjustments that we expect will be finalized during the first half of 2021. We financed this acquisition, including related fees and expenses, through a combination of net proceeds from the 2027 LPR Senior Secured Notes, the 2026 SPV Credit Facility and available liquidity. For further information about our debt and available liquidity, see note 9.
As a regulatory condition to close, we are required to dispose of, among other assets, certain B2B assets in our existing Puerto Rico operations.
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
Pro forma financial information for the three and nine months ended September 30, 2020 and 2019 have not been provided as (i) recent financial statements of the acquired entities are not currently available and (ii) we have not had sufficient time to complete our initial valuation assessment.

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
September 30, 2020
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2020			December 31, 2019
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$3.4	$12.2	$15.6	$23.4	$126.9	$150.3
Foreign currency forward contracts	2.9	0.6	3.5	9.8	—	9.8
Total	$6.3	$12.8	$19.1	$33.2	$126.9	$160.1

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$72.1	$320.5	$392.6	$34.9	$99.6	$134.5
Foreign currency forward contracts	1.7	0.3	2.0	0.5	—	0.5
Total	$73.8	$320.8	$394.6	$35.4	$99.6	$135.0
(a)Our current derivative assets, current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $1 million during each of the three months ended September 30, 2020 and 2019, and $41 million and $7 million during the nine months ended September 30, 2020 and 2019, respectively. The gains during the 2020 periods are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak, as further described and defined in note 8. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives, as defined below, as they are not accounted for at fair value. The Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$(70.7)	$46.6	$(234.7)	$(99.2)
Foreign currency forward contracts and other (b)	(7.4)	4.8	(5.0)	2.6
Total	$(78.1)	$51.4	$(239.7)	$(96.6)
(a)The losses for the nine months ended September 30, 2020 include a realized gain of $71 million associated with the settlement of certain cross-currency interest rate swaps at VTR Finance in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR Finance debt. For additional information regarding the refinancing, see note 9.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(b)Amounts include charges of $5 million and $11 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $3 million during the three and nine months ended September 30, 2019, respectively, related to amortization of the premiums associated with our Weather Derivative contracts (the Weather Derivatives), which we initially entered into during the second quarter of 2019.
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Nine months ended September 30,
	2020	2019
	in millions

Operating activities	$(32.1)	$7.6
Investing activities	7.4	4.5
Financing activities (a)	180.6	(0.3)
Total	$155.9	$11.8
(a)The 2020 amount is primarily related to the settlement of certain cross-currency interest rate swaps at VTR Finance. The settlement proceeds were used in part to redeem certain VTR Finance debt in July 2020, as further described in note 9.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $2 million.
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
September 30, 2020
(unaudited)

Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2020:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$108.3	JMD	13,817.5	6.3
	$56.3	COP	180,000.0	5.8

VTR Finance	$1,150.0	CLP	933,800.0	5.8
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,350.0	6.7

VTR Finance	$179.6	2.4

Liberty Puerto Rico	$1,000.0	5.8

Cabletica	$53.5	2.8
(a)Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.3

Liberty Puerto Rico	$1,000.0	0.3
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2020, our foreign currency forward contracts had total notional amounts due from and to counterparties of $247 million and CLP 192 billion, respectively, with a weighted average remaining contractual life of 0.7 years. All of our foreign currency forward contracts are held by our VTR Finance borrowing group.
(6)    Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments and the available-for-sale method to account for our investment in U.K. Government Gilts. The reported fair values of our derivative instruments as of September 30, 2020 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. Notwithstanding the impact of COVID-19 on our credit risk, we generally would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments. As a result, we have determined that these valuations continue to fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate and cross-currency derivative contracts are quantified and further explained in note 5. Due to the

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

lack of Level 2 inputs for the valuation of the U.S. dollar to the Jamaican dollar cross-currency swaps (the Sable Currency Swaps) held by Sable International Finance Limited (Sable), a wholly-owned subsidiary of C&W, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps are our only Level 3 financial instruments. The fair values of the Sable Currency Swaps at September 30, 2020 and December 31, 2019 were $14 million and $30 million, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The change in the fair values of the Sable Currency Swaps resulted in net gains of $3 million and $7 million during the three months ended September 30, 2020 and 2019, respectively, and $16 million and $12 million during the nine months ended September 30, 2020 and 2019, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
Available-for-sale Investments
Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At September 30, 2020 and December 31, 2019, the carrying value of our investment in U.K. Government Gilts, which is included in other assets, net, in our condensed consolidated balance sheets, was $37 million.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisition accounting and impairment assessments.
Impairment Assessments
During the second quarter of 2020, primarily due to the ongoing economic impacts associated with COVID-19 and organizational restructuring of certain of our smaller C&W markets, we performed goodwill impairment analyses of several reporting units within our C&W segment. We used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services. We used discount rates ranging from 8.9% to 10.3% in the valuation of the various reporting units within our C&W segment.
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
September 30, 2020
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
(8)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Impairments (a)	Foreign currency translation adjustments and other	September 30, 2020
	in millions

C&W	$4,110.8	$(12.0)	$(276.0)	$(90.2)	$3,732.6
VTR/Cabletica	517.9	—	—	(24.5)	493.4
Liberty Puerto Rico	277.7	—	—	—	277.7
Total	$4,906.4	$(12.0)	$(276.0)	$(114.7)	$4,503.7
(a) Amount represents impairment charges associated with various reporting units based primarily on the economic impacts associated with COVID-19, as further described below.
During the first quarter of 2020, the World Health Organization declared the outbreak of a novel strain of Coronavirus (COVID-19) a “pandemic,” pointing to the sustained risk of further global spread. As a result of the impact of COVID-19 on our results of operations, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any of our long-lived assets, including goodwill, and during the second quarter of 2020 concluded assessments were required with respect to our goodwill, which resulted in goodwill impairments in our C&W segment. We did not identify any indicators of impairment in our assessment during the third quarter of 2020. COVID-19 has negatively impacted our results of operations and resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February. If, among other factors, (i) our equity values were to remain at these declined levels for a sustained period or were to decline further or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges are required in order to further reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $1,624 million and $1,348 million at September 30, 2020 and December 31, 2019, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2020	December 31, 2019
	in millions

Distribution systems	$4,420.4	$4,299.6
Customer premises equipment (CPE)	1,864.0	1,763.8
Support equipment, buildings and land	1,573.2	1,530.9
	7,857.6	7,594.3
Accumulated depreciation	(3,707.8)	(3,293.2)
Total	$4,149.8	$4,301.1
During the nine months ended September 30, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $81 million and $59 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

	September 30, 2020	December 31, 2019
	in millions
Gross carrying amount:
Customer relationships	$1,473.2	$1,482.9
Licenses and other	160.3	170.1
Total gross carrying amount	1,633.5	1,653.0
Accumulated amortization:
Customer relationships	(768.4)	(645.5)
Licenses and other	(39.6)	(38.3)
Total accumulated amortization	(808.0)	(683.8)
Net carrying amount	$825.5	$969.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2020			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

		in millions

Convertible Notes (d)	2.00%	—	$—	$329.3	$430.1	$402.5	$402.5
C&W Notes	6.74%	—	—	2,362.7	2,270.9	2,270.0	2,120.0
C&W Credit Facilities	2.84%	$665.8	665.8	1,904.6	2,017.1	1,961.3	2,006.1
VTR Finance Notes	5.72%	—	—	1,195.5	1,290.9	1,150.0	1,260.0
VTR Credit Facilities	4.80%	(e)	257.4	217.5	229.7	221.8	231.4
LPR Senior Secured Notes	6.75%	—	—	1,347.4	1,278.3	1,290.0	1,200.0
LPR Credit Facilities	5.15%	$125.0	125.0	1,001.3	1,012.1	1,000.0	1,000.0
Cabletica Credit Facilities (f)	7.73%	$15.0	15.0	117.9	123.8	120.3	124.8
Vendor financing (g)	3.14%	—	—	183.4	167.7	183.4	167.7
Total debt before premiums, discounts and deferred financing costs	5.20%		$1,063.2	$8,659.6	$8,820.6	$8,599.3	$8,512.5

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2020	December 31, 2019
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,599.3	$8,512.5
Premiums, discounts and deferred financing costs, net	(141.3)	(146.1)
Total carrying amount of debt	8,458.0	8,366.4
Finance lease obligations	1.8	3.6
Total debt and finance lease obligations	8,459.8	8,370.0
Less: Current maturities of debt and finance lease obligations	(284.4)	(180.2)
Long-term debt and finance lease obligations	$8,175.4	$8,189.8

(a)Represents the weighted average interest rate in effect at September 30, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2020, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2020 compliance reporting requirements. At September 30, 2020, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
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
(g)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include value-added taxes (VAT) that were paid on our behalf by the vendor. Our operating expenses include $78 million and $93 million for the nine months ended September 30, 2020 and 2019, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Revolving Credit Facilities
The following table sets forth amounts related to the revolving credit facilities of each of our borrowing groups as further described above.

	US $ equivalent
Credit Facility	Aggregate facility amount	Unused borrowing capacity	Outstanding principal amount
	in millions

C&W Revolving Credit Facility (a)	$625.0	$525.0	$100.0
C&W Regional Facilities – Revolving credit facilities	144.6	140.8	3.8
VTR – Revolving credit facilities	257.4	257.4	—
2019 LPR Revolving Credit Facility	125.0	125.0	—
Cabletica Revolving Credit Facility	15.0	15.0	—
Total	$1,167.0	$1,063.2	$103.8
(a)Subsequent to September 30, 2020, the $100 million of outstanding principal was repaid.
Liberty Latin America - Convertible Notes
In June 2019, Liberty Latin America issued $403 million principal amount of 2.0% convertible senior notes (the Convertible Notes) due July 15, 2024. Subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes), the Convertible Notes may be converted at a conversion rate initially equal to 44.9767 Class C common shares per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $22.23 per Class C common share), the “Conversion Option”. We account for the Conversion Option as a separate financial instrument that qualifies for equity classification. Accordingly, the Conversion Option was bifurcated from the Convertible Notes and recorded as additional paid-in capital and debt discount based on its initial estimated fair value of $78 million. Any conversions of the Convertible Notes may be settled, at the election of the Company, in cash, Class C common shares or a combination thereof.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

In September 2020, we completed a Rights Offering, as defined and further described in note 18, whereby we issued 49,049,073 of our Class C common shares. In connection with the Rights Offering, subject to certain anti-dilution provisions in the indenture governing the Convertible Notes, the conversion rate for the Convertible Notes was adjusted to 48.4315 Class C common shares per $1,000 principal amount of the Convertible Notes.
At September 30, 2020, the carrying value of the Convertible Notes was $338 million and the unamortized debt discount on the Convertible Notes was $61 million.
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
In March 2020, we borrowed $313 million under the C&W Revolving Credit Facility. We repaid $213 million of this drawdown in the third quarter of 2020. The remaining balance is included in cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2020. Subsequent to September 30, 2020, the $100 million remaining balance was repaid.
C&W Regional Facilities. In June 2020, C&W Panama refinanced a $100 million principal amount term loan facility to extend the maturity to March 17, 2025. All other terms and conditions of this facility remain unchanged.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

VTR Finance
2028 VTR Senior Secured Notes. In July 2020, VTR Comunicaciones SpA, a wholly-owned subsidiary of VTR Finance, issued $600 million aggregate principal amount of 5.125% senior secured notes (the 2028 VTR Senior Secured Notes) due January 15, 2028. Interest on the 2028 VTR Senior Secured Notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2021.
The net proceeds of $1,133 million from the 2028 VTR Senior Secured Notes and the 2028 VTR Finance Senior Notes (as defined and described further below), together with $187 million of proceeds from the unwinding of certain derivative instruments, were used to redeem $1,260 million of outstanding principal amount under the VTR Finance Senior Notes, including accrued and unpaid interest and a $29 million redemption premium. In connection with these transactions, (i) $550 million was treated as a non-cash transaction in our condensed consolidated statement of cash flows and (ii) we recognized a loss on debt modification and extinguishment of $42 million, which primarily includes the payment of the aforementioned redemption premium and the write-off of unamortized deferred financing costs.
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
The 2028 VTR Senior Secured Notes are guaranteed by VTR, and are the senior obligations of VTR Comunicaciones SpA and VTR. The 2028 VTR Senior Secured Notes are secured by first-ranking pledges over (i) all of the capital stock of the VTR Comunicaciones SpA and VTR and (ii) certain subordinated shareholder loans.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

2028 VTR Finance Senior Notes. In July 2020, VTR Finance N.V. issued $550 million aggregate principal amount of 6.375% senior notes (the 2028 VTR Finance Senior Notes) due July 15, 2028. Interest on the 2028 VTR Finance Senior Notes is payable semi-annually on January 15 and July 15, commencing on January 15, 2021.
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
The 2028 VTR Finance Senior Notes are the senior obligations of VTR Finance and are secured by a pledge over all the shares of VTR Finance.
The details of our outstanding VTR Finance Notes as of September 30, 2020 are summarized in the following table:

	Maturity	Interest Rate	Outstanding principal amount	Estimated fair value	Carrying value (a)
			in millions

2028 VTR Senior Secured Notes	January 15, 2028	5.125%	$600.0	$618.2	$596.9
2028 VTR Finance Senior Notes	July 15, 2028	6.375%	$550.0	577.3	533.5
			$1,150.0	$1,195.5	$1,130.4
(a)Amounts are net of deferred financing costs.
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
The net proceeds from the 2027 LPR Senior Secured Notes Add-on were deposited into escrow, subsequently released upon consummation of the AT&T Acquisition and used to fund one or more loans to a wholly-owned subsidiary of Liberty PR. The payment of all obligations under such loans are guaranteed by LCPR and certain of its affiliates and their respective significant subsidiaries, and all the issued capital stock or share capital of LCPR and each guarantor, and substantially all assets of LCPR and each guarantor is pledged to secure the payment of such obligations. Such loans and a capital contribution from

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Liberty Latin America were used to finance the AT&T Acquisition and to pay related fees and expenses. As of September 30, 2020, the proceeds of this loan were in escrow and are included in restricted cash in our condensed consolidated balance sheet. For additional information regarding the AT&T Acquisition, see note 4.
2019 LPR Revolving Credit Facility. In March 2020, we borrowed $63 million under the 2019 LPR Revolving Credit Facility. This drawdown was fully repaid in the third quarter of 2020.
Maturities of Debt
Maturities of our debt as of September 30, 2020 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2020 exchange rates:

	C&W	VTR Finance	Liberty Puerto Rico	Cabletica	Liberty Latin America	Consolidated
	in millions
Years ending December 31:
2020 (remainder of year)	$136.8	$24.9	$—	$—	$0.1	$161.8
2021	67.4	64.8	—	—	0.5	132.7
2022	26.8	89.8	—	—	0.7	117.3
2023	135.4	132.0	—	120.3	0.8	388.5
2024	70.6	—	—	—	402.9	473.5
2025	103.2	—	—	—	—	103.2
Thereafter	3,782.3	1,150.0	2,290.0	—	—	7,222.3
Total debt maturities	4,322.5	1,461.5	2,290.0	120.3	405.0	8,599.3
Premiums, discounts and deferred financing costs, net	(29.5)	(22.7)	(22.0)	(2.8)	(64.3)	(141.3)
Total debt	$4,293.0	$1,438.8	$2,268.0	$117.5	$340.7	$8,458.0
Current portion	$193.6	$89.7	$—	$—	$0.2	$283.5
Noncurrent portion	$4,099.4	$1,349.1	$2,268.0	$117.5	$340.5	$8,174.5
(10)    Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Operating lease expense:
Operating lease cost	$10.3	$11.0	$32.9	$32.2
Short-term lease cost	3.5	3.6	9.7	7.6
Total operating lease expense	$13.8	$14.6	$42.6	$39.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

The following table provides certain other details of our operating leases at September 30, 2020:

For the nine months ended September 30, 2020 (in millions):
Operating cash outflows from operating leases	$29.1
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$23.0

As of September 30, 2020 (in millions):
Operating lease right-of-use assets (b)	$143.4
Operating lease liabilities:
Current (b)	$31.6
Noncurrent (b)	111.6
Total operating lease liabilities	$143.2

Weighted-average remaining lease term	6.4 years

Weighted-average discount rate	6.5%
(a)    Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2020.
(b)    Our operating lease right-of-use assets are included in other assets, net, and our current and noncurrent operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities on an undiscounted basis as of September 30, 2020 are presented below along with the current and noncurrent operating lease liabilities on a discounted basis. Such amounts represent U.S. dollar equivalents (in millions) based on September 30, 2020 exchange rates.

Years ending December 31:
2020 (remainder of year)	$12.2
2021	35.4
2022	29.4
2023	23.4
2024	19.8
2025	13.5
Thereafter	43.1
Total operating lease liabilities on an undiscounted basis	176.8
Amount representing interest	(33.6)
Present value of operating lease liabilities	$143.2
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2020, we have approximately $415 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of six years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(12)    Restructuring Liabilities
A summary of changes in our restructuring liability is set forth in the table below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2020	$19.0	$13.3	$32.3
Restructuring charges	4.7	7.2	11.9
UTS liabilities at acquisition date (a)	2.1	—	2.1
Cash paid	(11.9)	(7.4)	(19.3)
Foreign currency translation adjustments and other	(5.2)	1.1	(4.1)
Restructuring liability as of September 30, 2020	$8.7	$14.2	$22.9

Current portion	$6.9	$12.7	$19.6
Noncurrent portion	1.8	1.5	3.3
Total	$8.7	$14.2	$22.9
(a)    Represents an adjustment related to the completion of our purchase price accounting for the UTS Acquisition, as further discussed in note 4.
Our restructuring charges during the nine months ended September 30, 2020 primarily relate to reorganization programs at C&W and VTR. Current and noncurrent restructuring liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
In addition to the restructuring charges set forth in the table above, we also incurred $2 million during the nine months ended September 30, 2020 in restructuring charges related to employee severance and termination costs at C&W, which impacted our net pension liability.
(13)    Programming and Other Direct Costs of Services
General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, commissions, costs of mobile handsets and other devices, and other direct costs related to our operations. Programming and copyright costs represent a significant portion of our operating costs.

Our programming and other direct costs of services by major category are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Programming and copyright	$96.0	$102.8	$289.5	$319.6
Interconnect and commissions	58.2	69.3	183.3	213.8
Equipment and other	35.5	43.6	107.4	130.7
Total programming and other direct costs	$189.7	$215.7	$580.2	$664.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

(14)    Other Operating Costs and Expenses
General. Other operating costs and expenses set forth in the table below comprise the following cost categories:

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

•Share-based compensation costs that relate to SARs, RSUs and PSUs issued to our employees and Directors, each as defined in note 16.

Our other operating costs and expenses by major category are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Personnel and contract labor	$113.9	$126.4	$351.6	$374.4
Network-related	66.4	65.5	193.2	195.3
Service-related	35.2	41.6	110.0	116.1
Commercial	38.8	41.1	120.3	130.5
Facility, provision, franchise and other	83.3	96.8	255.4	279.1
Share-based compensation expense	28.0	15.1	75.3	45.2
Total other operating costs and expenses	$365.6	$386.5	$1,105.8	$1,140.6
(15)    Income Taxes
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
Income tax benefit was $43 million and $182 million during the three months ended September 30, 2020 and 2019, respectively, and $33 million and $149 million during the nine months ended September 30, 2020 and 2019, respectively. This represents an effective income tax rate of (32.2)% and (72.4)% for the three months ended September 30, 2020 and 2019, respectively, and (4.1)% and (40.1)% for the nine months ended September 30, 2020 and 2019, respectively, including items treated discretely.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

For the three and nine months ended September 30, 2020, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of international rate differences, net favorable changes in uncertain tax positions, and permanent items, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the negative effects of increases in valuation allowances, permanent items, such as non-deductible goodwill impairment and other non-deductible expenses, as well as the inclusion of withholding taxes on cross-border payments.

For the three and nine months ended September 30, 2020, we satisfied requirements imposed under recent tax reforms and, as a result, reduced our uncertain tax positions by $20 million. Additionally, during the nine months ended September 30, 2020, we closed certain tax audits and, as a result, reduced our uncertain tax positions by $18 million. These amounts have been reflected as discrete tax benefits in our condensed consolidated statement of operations.

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
During the third quarter of 2019, we closed certain tax assessments, and, as a result, reduced our uncertain tax positions by $244 million. Of this amount, $185 million has been reflected as a discrete tax benefit in our condensed consolidated statements of operations.
(16)    Share-based Compensation
Share-based Incentive Awards
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our board of directors (Directors) as of September 30, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Share-based incentive award type			in years
Stock appreciation rights (SARs):
Class A common shares:
Outstanding	5,344,204	$17.19	5.3
Exercisable	1,867,282	$22.97	4.1
Class C common shares:
Outstanding	10,688,103	$17.21	5.3
Exercisable	3,734,614	$22.99	4.1

	Number of shares	Weighted average remaining contractual term
Share-based incentive award type		in years
Restricted stock units (RSUs) outstanding:
Class A common shares	485,752	2.1
Class C common shares	971,247	2.1
Performance-based restricted stock units (PSUs) outstanding:
Class A common shares	497,015	0.7
Class C common shares	994,047	0.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

During the nine months ended September 30, 2020, we granted SARs with respect to 2,121,070 Class A common shares and 4,242,140 Class C common shares, which have weighted average exercise prices of $10.42 and $10.47, respectively, and weighted average grant-date fair values of $7.11 and $4.39, respectively. We also granted RSUs during the nine months ended September 30, 2020 with respect to 665,569 Class A common shares and 1,331,138 Class C common shares, which have weighted average grant-date fair values of $10.17 and $10.23, respectively.
Liability-Based Awards
Our share-based compensation expense during 2020 includes estimated bonus-related expenses for the 2020 year that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020 and are being accounted for using the liability-based method.
Modification
During the three months ended September 30, 2020, the expiration period for certain awards related to Liberty Global plc (Liberty Global) shares held by our employees was extended from 7 years to 10 years. This resulted in incremental expense of $7 million, all of which was recorded during the third quarter.
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
The details of our net earnings (loss) attributable to Liberty Latin America shareholders are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Net loss	$(90.0)	$(69.7)	$(774.8)	$(222.1)
Net loss attributable to noncontrolling interests	5.4	105.0	116.5	99.7
Net earnings (loss) attributable to Liberty Latin America shareholders	$(84.6)	$35.3	$(658.3)	$(122.4)
The details of our weighted average shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Weighted average shares outstanding:
Basic	185,380,797	184,452,387	183,286,840	184,238,994
Diluted	185,380,797	184,807,225	183,286,840	184,238,994

We reported losses attributable to Liberty Latin America shareholders during the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019. As a result, the potentially dilutive effect at September 30, 2020 and 2019 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our 2.0% convertible senior notes due July 15, 2024 (the Convertible Notes) of approximately 19.5 million, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 19.4 million and 15.9 million, respectively, and (iii) the aggregate number of shares issuable pursuant to outstanding PSUs of approximately 1.5 million and

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

2.3 million, respectively. A portion of these amounts relate to Liberty Latin America Shares held by employees of Liberty Global.
The details of the calculations of our basic and diluted EPS for the three months ended September 30, 2019 are set forth below:

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation, in millions)	$35.3

Denominator:
Weighted average shares (basic EPS computation)	184,452,387
Incremental shares attributable to the release of PSUs and RSUs upon vesting and the assumed exercise of outstanding options (treasury stock method)	354,838
Weighted average shares (diluted EPS computation)	184,807,225
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
(18)    Equity
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
During the nine months ended September 30, 2020, we repurchased 293,816 and 673,158 Class A and Class C common shares, respectively. At September 30, 2020, the remaining amount authorized for share repurchases was $91 million.
Rights Offering
On August 5, 2020, our Directors authorized the distribution (the Rights Distribution) of pro rata subscription rights to holders of our Class A, Class B and Class C common shares (the "Class C Rights") to acquire Class C common shares ("LILAK" or “Class C”), in a rights offering (the "Rights Offering"). In the Rights Distribution, we distributed 0.269 of a Class C Right for each share of Class A, Class B or Class C common shares held as of September 8, 2020, which was the record date for the Rights Distribution. Fractional Class C Rights were rounded up to the nearest whole right. Each whole Class C Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LILAK at a subscription price of $7.14, which was equal to an approximate 25% discount to the volume weighted average trading price of LILAK for the 3-day trading period ending on and including September 2, 2020. Each Class C Right also entitled the holder to subscribe for additional shares of LILAK that were unsubscribed for in the Rights Offering pursuant to an over-subscription privilege. The Rights Offering commenced on September 11, 2020, which was also the ex-dividend date for the Rights Distribution. The Rights Offering expired in accordance with its terms on September 25, 2020 and was fully subscribed with 49,049,073 shares of LILAK issued to those rights holders exercising basic and, if applicable, over-subscription privileges. The proceeds from the Rights Offering, which aggregated $350 million before expenses, are expected to be used to finance acquisitions, including our recently announced Telefónica-Costa Rica Acquisition, and for other general corporate purposes.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Capped Calls
In connection with the issuance of our Convertible Notes, Liberty Latin America entered into capped call option contracts (the Capped Calls). The Capped Calls are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls cover the number of the Company’s Class C common shares underlying the Convertible Notes, or 19.5 million of Class C common shares, as adjusted for the impact of the Rights Offering as described below. The Capped Calls had an initial strike price of $22.2337 per Class C common share and an initial cap price of $31.7625 per Class C common share, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, and expire on July 15, 2024. Following the completion of the Rights Offering, the strike price of the Capped Calls is $20.65 per Class C common share and the cap price per Class C common share ranges from $28.00 to $29.50. The Capped Calls are not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts are indexed to our Class C common shares and therefore classified within shareholders’ equity. The aggregate premiums paid for the Capped Calls of $46 million are included in additional paid-in capital in our condensed consolidated statement of equity for the three and nine months ended September 30, 2019.
Conversion Option – Convertible Notes
In connection with the issuance of the Convertible Notes, we recorded $77 million in additional paid-in capital in our condensed consolidated statement of equity for the Conversion Option for the three and nine months ended September 30, 2019, which represents the fair value of the Conversion Option at issuance less $1 million of allocated transaction fees and costs. For additional information see note 9.
(19)    Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2020:

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Programming commitments	$47.8	$114.4	$81.8	$48.1	$38.7	$0.5	$—	$331.3
Network and connectivity commitments	23.1	40.3	8.3	5.6	4.8	2.5	9.2	93.8
Purchase commitments	133.1	21.4	6.7	1.4	—	—	—	162.6
Other commitments	6.2	2.1	1.7	1.5	1.4	1.4	8.3	22.6
Total (a)	$210.2	$178.2	$98.5	$56.6	$44.9	$4.4	$17.5	$610.3
(a)    The commitments included in this table do not reflect any liabilities that are included in our September 30, 2020 condensed consolidated balance sheet.
Programming commitments consist of obligations associated with certain programming, studio output and sports rights contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

this regard, our total programming and copyright costs aggregated $290 million and $320 million during the nine months ended September 30, 2020 and 2019, respectively.
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
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2020 and 2019, see note 5.
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
Legal and Regulatory Proceedings and Other Contingencies
VTR Class Action. On August 25, 2020, VTR was notified that the Chilean National Consumer Authority (“SERNAC”, the Spanish acronym for Servicio Nacional del Consumidor) had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. VTR was also notified in August about two additional class action complaints filed by two Chilean consumer associations (ODECU and AGRECU) making similar claims and allegations. The class action complaint of ODECU was filed in the 21st Civil Court of Santiago, and the class action complaint of AGRECU was filed in the 26th Civil Court of Santiago. The complaint of SERNAC and ODECU seeks (i) the Court declare that VTR has infringed the rules of the Consumer Protection Law; (ii) the responsibility of VTR for such infractions and, if so, establish the corresponding fines; and (iii) compensatory damages. In the case of AGRECU, the complaint only seeks compensatory damages. On October 22, 2020, VTR was notified of a fourth class action complaint filed by Conadecus in the 16th Civil Court of Santiago alleging that VTR did not adhere to certain call center, technical visit and service level requirements under applicable law. We believe that the allegations contained in the complaints are without merit, in particular as it relates to VTR’s service and response during the pandemic and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing. Additionally, a liability, if any, or a reasonable range of loss is not currently determinable based upon the current facts and circumstances of these claims.
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
September 30, 2020
(unaudited)

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
(20)    Segment Reporting
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
As of September 30, 2020, our reportable segments are as follows:
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
September 30, 2020
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

C&W (a)	$538.9	$595.9	$1,642.8	$1,772.3
VTR/Cabletica	236.9	268.4	704.7	819.4
Liberty Puerto Rico	114.4	104.3	328.1	306.7
Intersegment eliminations	(2.7)	(1.8)	(8.2)	(6.0)
Total	$887.5	$966.8	$2,667.4	$2,892.4
(a)The amount presented for the nine months ended September 30, 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

C&W (a)	$220.4	$236.2	$656.8	$694.1
VTR/Cabletica	92.9	108.5	272.6	327.7
Liberty Puerto Rico	58.1	50.8	161.0	150.3
Corporate	(11.2)	(15.8)	(33.7)	(39.2)
Total	$360.2	$379.7	$1,056.7	$1,132.9
(a)The amount presented for the nine months ended September 30, 2019 excludes the pre-acquisition Adjusted OIBDA of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Total Adjusted OIBDA	$360.2	$379.7	$1,056.7	$1,132.9
Share-based compensation expense	(28.0)	(15.1)	(75.3)	(45.2)
Depreciation and amortization	(231.6)	(226.0)	(661.5)	(665.3)
Impairment, restructuring and other operating items, net	(14.0)	(208.3)	(331.5)	(235.3)
Operating income (loss)	86.6	(69.7)	(11.6)	187.1
Interest expense	(129.9)	(123.9)	(408.5)	(359.4)
Realized and unrealized gains (losses) on derivative instruments, net	(78.1)	51.4	(239.7)	(96.6)
Foreign currency transaction gains (losses), net	30.1	(110.8)	(115.1)	(98.1)
Losses on debt modification and extinguishment	(41.7)	(3.5)	(45.1)	(13.0)
Other income, net	0.2	4.4	11.8	9.4
Loss before income taxes	$(132.8)	$(252.1)	$(808.2)	$(370.6)
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

	Nine months ended September 30,
	2020	2019
	in millions

C&W (a)	$234.1	$264.9
VTR/Cabletica	144.4	166.2
Liberty Puerto Rico	52.3	56.0
Corporate	12.3	5.0
Total property and equipment additions	443.1	492.1
Assets acquired under capital-related vendor financing arrangements	(80.5)	(58.7)
Assets acquired under finance leases	—	(0.2)
Changes in current liabilities related to capital expenditures	55.7	(1.2)
Total capital expenditures	$418.3	$432.0
(a)The amount presented for the nine months ended September 30, 2019 excludes the pre-acquisition property and equipment additions of UTS, which was acquired effective March 31, 2019.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below.

	Three months ended September 30, 2020
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$40.8	$91.9	$37.1	$—	$169.8
Broadband internet	72.2	97.5	52.5	—	222.2
Fixed-line telephony	22.6	19.0	6.5	—	48.1
Total subscription revenue	135.6	208.4	96.1	—	440.1
Non-subscription revenue (c)	13.1	5.4	4.2	—	22.7
Total residential fixed revenue	148.7	213.8	100.3	—	462.8
Residential mobile revenue:
Service revenue (b)	110.7	13.8	—	—	124.5
Interconnect, inbound roaming, equipment sales and other (d) (e)	20.8	2.0	—	—	22.8
Total residential mobile revenue	131.5	15.8	—	—	147.3
Total residential revenue	280.2	229.6	100.3	—	610.1
B2B revenue:
Service revenue (f)	198.0	7.3	14.1	(0.3)	219.1
Subsea network revenue (g)	60.7	—	—	(2.4)	58.3
Total B2B revenue	258.7	7.3	14.1	(2.7)	277.4
Total	$538.9	$236.9	$114.4	$(2.7)	$887.5
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.
(c)Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.
(d)During the third quarter of 2020, we began classifying revenue from inbound roaming from “mobile services revenue” to “mobile interconnect, inbound roaming, equipment sales and other” to better align with how management evaluates the business. Revenue from inbound roaming, which relates to the C&W segment, was $3 million during the three months ended September 30, 2020.
(e)The total amount includes $7 million of revenue from sales of mobile handsets and other devices.
(f)B2B service revenue primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators. The total amount also includes $2 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(g)B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

	Three months ended September 30, 2019
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue (b):
Video	$45.3	$105.9	$35.3	$—	$186.5
Broadband internet	66.9	103.4	44.4	—	214.7
Fixed-line telephony	26.0	24.9	5.9	—	56.8
Total subscription revenue	138.2	234.2	85.6	—	458.0
Non-subscription revenue (c)	16.7	8.2	5.3	—	30.2
Total residential fixed revenue	154.9	242.4	90.9	—	488.2
Residential mobile revenue:
Service revenue (b)	131.1	15.9	—	—	147.0
Interconnect, inbound roaming, equipment sales and other (d) (e)	29.5	2.6	—	—	32.1
Total residential mobile revenue	160.6	18.5	—	—	179.1
Total residential revenue	315.5	260.9	90.9	—	667.3
B2B revenue:
Service revenue (f)	218.8	7.5	13.4	(0.3)	239.4
Subsea network revenue (g)	61.6	—	—	(1.5)	60.1
Total B2B revenue	280.4	7.5	13.4	(1.8)	299.5
Total	$595.9	$268.4	$104.3	$(1.8)	$966.8
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)Residential fixed subscription and residential mobile services revenue include amounts received from subscribers for ongoing fixed and airtime services, respectively.
(c)Residential fixed non-subscription revenue primarily includes interconnect and advertising revenue.
(d)During the third quarter of 2020, we reclassified $10 million of inbound roaming revenue from “mobile services revenue” to “interconnect, inbound roaming, equipment sales and other.”
(e)The total amount includes $10 million of revenue from sales of mobile handsets and other devices.
(f)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(g)B2B subsea network revenue includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

	Nine months ended September 30, 2020
	C&W	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (a)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$128.4	$274.4	$109.1	$—	$511.9
Broadband internet	213.7	285.2	147.2	—	646.1
Fixed-line telephony	71.1	57.8	18.6	—	147.5
Total subscription revenue	413.2	617.4	274.9	—	1,305.5
Non-subscription revenue	41.3	16.8	12.6	—	70.7
Total residential fixed revenue	454.5	634.2	287.5	—	1,376.2
Residential mobile revenue:
Service revenue	338.1	42.2	—	—	380.3
Interconnect, inbound roaming, equipment sales and other (b) (c)	64.6	5.6	—	—	70.2
Total residential mobile revenue	402.7	47.8	—	—	450.5
Total residential revenue	857.2	682.0	287.5	—	1,826.7
B2B revenue:
Service revenue (d)	594.9	22.7	40.6	(1.1)	657.1
Subsea network revenue	190.7	—	—	(7.1)	183.6
Total B2B revenue	785.6	22.7	40.6	(8.2)	840.7
Total	$1,642.8	$704.7	$328.1	$(8.2)	$2,667.4
(a)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(b)During the third quarter of 2020, we began classifying revenue from inbound roaming from “mobile services revenue” to “mobile interconnect, inbound roaming, equipment sales and other” to better align with how management evaluates the business. Revenue from inbound roaming, which relates to the C&W segment, was $12 million during the nine months ended September 30, 2020.
(c)The total amount includes $23 million of revenue from sales of mobile handsets and other devices.
(d)The total amount includes $8 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

	Nine months ended September 30, 2019
	C&W (a)	VTR/Cabletica	Liberty Puerto Rico	Intersegment Eliminations (b)	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$136.0	$323.0	$105.6	$—	$564.6
Broadband internet	192.6	313.6	129.8	—	636.0
Fixed-line telephony	77.0	78.3	17.5	—	172.8
Total subscription revenue	405.6	714.9	252.9	—	1,373.4
Non-subscription revenue	46.6	25.2	16.2	—	88.0
Total residential fixed revenue	452.2	740.1	269.1	—	1,461.4
Residential mobile revenue:
Service revenue	391.4	47.5	—	—	438.9
Interconnect, inbound roaming, equipment sales and other (c) (d)	87.5	9.5	—	—	97.0
Total residential mobile revenue	478.9	57.0	—	—	535.9
Total residential revenue	931.1	797.1	269.1	—	1,997.3
B2B revenue:
Service revenue (e)	658.1	22.3	37.6	(1.3)	716.7
Subsea network revenue	183.1	—	—	(4.7)	178.4
Total B2B revenue	841.2	22.3	37.6	(6.0)	895.1
Total	$1,772.3	$819.4	$306.7	$(6.0)	$2,892.4
(a)The amounts presented exclude the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.
(b)Represents intersegment transactions between (i) C&W and Liberty Puerto Rico and (ii) C&W and VTR/Cabletica.
(c)During the third quarter of 2020, we reclassified $27 million of inbound roaming revenue from “mobile services revenue” to “interconnect, inbound roaming, equipment sales and other.”
(d)The total amount includes $30 million of revenue from sales of mobile handsets and other devices.
(e)The total amount includes $20 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2020
(unaudited)

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below. Except as otherwise noted, the amounts presented include revenue from residential and B2B operations.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Panama	$118.3	$136.8	$367.6	$419.7
Networks & LatAm (a)	84.9	88.3	265.4	264.5
Jamaica	93.8	95.3	277.5	287.6
The Bahamas	44.6	50.1	134.9	156.2
Barbados	34.9	37.4	105.2	112.3
Curacao (b)	34.8	37.4	106.9	81.9
Trinidad and Tobago	40.1	40.5	120.8	120.6
Chile	201.8	235.2	601.3	721.1
Costa Rica	35.1	33.3	103.4	98.3
Puerto Rico	114.0	104.0	327.0	305.4
Other (c)	85.2	108.5	257.4	324.8
Total	$887.5	$966.8	$2,667.4	$2,892.4
(a)The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial fiber optic cable networks.
(b)The amount presented for the nine months ended September 30, 2019 excludes the pre-acquisition revenue of UTS, which was acquired effective March 31, 2019.
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019.
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
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2020.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures, and Part II, Item 1. Legal Proceedings, may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the AT&T Acquisition, including integration costs; the Telefónica-Costa Rica Acquisition, including the expected closing date; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; our share repurchase plan; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A in our 2019 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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

Operations
At September 30, 2020, we (i) owned and operated fixed networks that passed 7,699,200 homes and served 6,144,200 revenue generating units (RGUs), comprising 2,735,600 broadband internet subscribers, 1,960,200 video subscribers and 1,448,400 fixed-line telephony subscribers and (ii) served 3,378,500 mobile subscribers.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. To date, confirmed cases of COVID-19 have been experienced in each of the markets in which we operate. During the first nine months of 2020, COVID-19 has negatively impacted our operations, primarily within our C&W and VTR/Cabletica segments, due to resulting lockdowns, moratoriums, cancellation of live sporting events, and mobility, travel and tourism restrictions across many of the markets in which we operate. The implications of these restrictions have been (i) the issuance of discounts to customers, (ii) the pause in certain managed service projects, particularly with government agencies, (iii) at VTR, customers experiencing network connection-related issues stemming from the significant increase, over a short period of time, in the capacity usage by our customers, and (iv) delayed or deferred customer payments and increased customer churn. In VTR, our most competitive consumer fixed market, we have experienced increased RGU churn during the third quarter following network challenges related to the increased bandwidth demand earlier in the year. We have carried out a number of operational actions to improve the experience for our customers. Within our mobile operations, the lockdowns negatively impacted, primarily at C&W during the second quarter of 2020, our customers’ ability to recharge their prepaid mobile devices. During the third quarter of 2020, we witnessed partial recovery on a sequential basis. In addition, we experienced declines in inbound roaming activity as a result of travel restrictions and reduced tourism activities in the markets in which we operate. These factors collectively resulted in declines in revenue within our B2B and mobile operations and lower ARPU (as defined below) associated with our residential fixed subscription services. The extent to which COVID-19 continues to impact our operational and financial performance will depend on certain developments, which include, among other factors:
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
As COVID-19 continues to spread, we have, and expect to continue to take, a variety of measures to promote the safety and security of our employees, and ensure the availability of our communication services. To this end, we upgraded our network in an effort to handle peak traffic, accelerated our digital transformation efforts, including self-installations for as many of our services and customers as possible, developed innovative pricing plans that meet customers’ needs across our products and services, and changed our cost structure. In this regard, during the first quarter of 2020, in an effort to mitigate potential revenue challenges that may arise from COVID-19, we identified and began to take actions to reduce certain Adjusted OIBDA-related fixed operating costs and capital costs by approximately $150 million. Through September 30, 2020, we were on track to achieve our identified savings. Given increased confidence in our overall recovery from COVID-19 (as compared to the spring) and our positive adjusted free cash flow profile, we have decided to enhance customer service levels and in some cases, accelerate investments, with a view to build momentum into 2021. As a result, we have, and expect to continue to, reinvest a portion of these savings back into our business and therefore expect to realize, on a net basis, less than $150 million in total savings.
Rights Offering
On August 5, 2020, our Directors authorized the Rights Distribution of Class C Rights to holders of Liberty Latin America Shares to acquire Class C common shares in the Rights Offering. In the Rights Distribution, we distributed 0.269 of a Class C Right for each share of Class A, Class B or Class C common shares held as of September 8, 2020, which was the record date for the Rights Distribution. Fractional Class C Rights were rounded up to the nearest whole right. Each whole Class C Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LILAK at a subscription price of $7.14, which was equal to an approximate 25% discount to the volume weighted average trading price of LILAK for the 3-day trading period ending on and including September 2, 2020. Each Class C Right also entitled the holder to subscribe for additional shares of LILAK that were unsubscribed for in the Rights Offering pursuant to an over-subscription privilege. The Rights Offering commenced on September 11, 2020, which was also the ex-dividend date for the Rights Distribution. The Rights Offering expired in accordance with its terms on September 25, 2020 and was fully subscribed with 49,049,073 shares of LILAK issued to those rights holders exercising basic and, if applicable, over-subscription privileges. The proceeds from the Rights Offering, which aggregated $350 million before expenses, are expected to be used to finance acquisitions, including our recently announced Telefónica-Costa Rica Acquisition, and for other general corporate purposes.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Liberty PR, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition closed October 31, 2020. In connection with the AT&T Acquisition we paid $1.9 billion, which includes the impact of preliminary working capital adjustments that we expect will be finalized during the first half of 2021. We financed this acquisition through a combination of net proceeds from the 2026 SPV Credit Facility, the 2027 LPR Senior Secured Notes and available liquidity. In connection with the AT&T Acquisition, we expect to incur significant operating and capital costs to integrate the businesses of AT&T with our existing operations in Puerto Rico. As a regulatory condition to close, we are required to dispose of, among other assets, a small B2B business in our existing Puerto Rico operations.
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

Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2020 and 2019 is affected by acquisitions, a disposal and foreign currency translation effects (FX). As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. We acquired UTS effective March 31, 2019 and a small B2B operation in the Cayman Islands in July 2020 and disposed of our operations in the Seychelles in November 2019. With respect to acquisitions, organic changes, and the calculations of our organic change percentages, exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year period operating results of disposed entities are excluded from organic changes, and the calculations of our organic change percentages, to the same extent that those operations are not included in the current-year period.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to FX risk is to the Chilean peso, as a significant portion of our revenue is derived from VTR. For example, the average FX rate for the U.S. dollar per one Chilean peso appreciated by 10% and 17% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
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

Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-GAAP measure. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Operating income (loss)	$86.6	$(69.7)	$(11.6)	$187.1
Share-based compensation expense	28.0	15.1	75.3	45.2
Depreciation and amortization	231.6	226.0	661.5	665.3
Impairment, restructuring and other operating items, net	14.0	208.3	331.5	235.3
Consolidated Adjusted OIBDA	$360.2	$379.7	$1,056.7	$1,132.9
The following tables set forth organic and non-organic changes in Adjusted OIBDA for the periods indicated:

	C&W	VTR/Cabletica	Liberty Puerto Rico	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2019	$236.2	$108.5	$50.8	$(15.8)	$—	$379.7
Organic changes related to:
Revenue	(34.2)	(9.2)	10.1	—	(0.9)	(34.2)
Programming and other direct costs	11.1	3.9	(1.5)	—	0.9	14.4
Other operating costs and expenses	15.3	(1.7)	(1.3)	4.6	—	16.9
Non-organic increases (decreases):
FX	(3.5)	(8.6)	—	—	—	(12.1)
Acquisition/disposition, net	(4.5)	—	—	—	—	(4.5)
September 30, 2020	$220.4	$92.9	$58.1	$(11.2)	$—	$360.2

	C&W	VTR/Cabletica	Liberty Puerto Rico	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2019	$694.1	$327.7	$150.3	$(39.2)	$—	$1,132.9
Organic changes related to:
Revenue	(93.4)	(14.5)	21.4	—	(2.2)	(88.7)
Programming and other direct costs	40.7	5.7	(5.0)	—	2.2	43.6
Other operating costs and expenses	28.7	(7.9)	(5.7)	5.5	—	20.6
Non-organic increases (decreases):
FX	(8.8)	(38.4)	—	—	—	(47.2)
Acquisitions/disposition, net	(4.5)	—	—	—	—	(4.5)
September 30, 2020	$656.8	$272.6	$161.0	$(33.7)	$—	$1,056.7
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	%

C&W	40.9	39.6	40.0	39.2
VTR/Cabletica	39.2	40.4	38.7	40.0
Liberty Puerto Rico	50.8	48.7	49.1	49.0
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below, which include the impacts relating to COVID-19. The organic changes in Adjusted OIBDA for the VTR market of our VTR/Cabletica segment, was negatively impacted by $5 million and $18 million, respectively, from foreign currency impact of contracts denominated in U.S. dollars during the three and nine months ended September 30, 2020, respectively, of which $4 million and $12 million, respectively, related to programming and the remaining in various other cost categories. For additional information regarding the impacts of COVID-19, see discussion in Overview above.
Revenue
All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) with the exception of Liberty Puerto Rico, residential mobile services, and (iii) B2B services. C&W also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.

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

The following table sets forth revenue by reportable segment:

	Three months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$538.9	$595.9	$(57.0)	(9.6)
VTR/Cabletica	236.9	268.4	(31.5)	(11.7)
Liberty Puerto Rico	114.4	104.3	10.1	9.7
Intersegment eliminations	(2.7)	(1.8)	(0.9)	N.M.
Total	$887.5	$966.8	$(79.3)	(8.2)

	Nine months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages

C&W	$1,642.8	$1,772.3	$(129.5)	(7.3)
VTR/Cabletica	704.7	819.4	(114.7)	(14.0)
Liberty Puerto Rico	328.1	306.7	21.4	7.0
Intersegment eliminations	(8.2)	(6.0)	(2.2)	N.M.
Total	$2,667.4	$2,892.4	$(225.0)	(7.8)
N.M. — Not meaningful.
Consolidated. The decreases during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, include (i) increases of $1 million and $33 million, respectively, associated with the impact of acquisitions, (ii) decreases of $15 million and $44 million, respectively, associated with the impact of a disposal and (iii) decreases of $32 million and $126 million, respectively, attributable to the impact of FX. Excluding the effects of acquisitions, a disposal and FX, revenue decreased $34 million or 3.5% and $89 million or 3.1%, respectively. The organic decrease for the three-month comparison primarily includes increases (decreases) of ($34 million), ($9 million) and $10 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below. The organic decrease for the nine-month comparison primarily includes increases (decreases) of ($93 million), ($15 million) and $21 million at C&W, VTR/Cabletica and Liberty Puerto Rico, respectively, as further discussed below.

C&W. C&W’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$40.8	$45.3	$(4.5)	(9.9)
Broadband internet	72.2	66.9	5.3	7.9
Fixed-line telephony	22.6	26.0	(3.4)	(13.1)
Total subscription revenue	135.6	138.2	(2.6)	(1.9)
Non-subscription revenue	13.1	16.7	(3.6)	(21.6)
Total residential fixed revenue	148.7	154.9	(6.2)	(4.0)
Residential mobile revenue:
Service revenue	110.7	131.1	(20.4)	(15.6)
Interconnect, inbound roaming, equipment sales and other (a)	20.8	29.5	(8.7)	(29.5)
Total residential mobile revenue	131.5	160.6	(29.1)	(18.1)
Total residential revenue	280.2	315.5	(35.3)	(11.2)
B2B revenue:
Service revenue	198.0	218.8	(20.8)	(9.5)
Subsea network revenue	60.7	61.6	(0.9)	(1.5)
Total B2B revenue	258.7	280.4	(21.7)	(7.7)
Total	$538.9	$595.9	$(57.0)	(9.6)
(a) Revenue from inbound roaming was $3 million and $10 million, respectively. For additional information regarding a change in presentation of revenue by product, see note 20 to the condensed consolidated financial statements.

	Nine months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$128.4	$136.0	$(7.6)	(5.6)
Broadband internet	213.7	192.6	21.1	11.0
Fixed-line telephony	71.1	77.0	(5.9)	(7.7)
Total subscription revenue	413.2	405.6	7.6	1.9
Non-subscription revenue	41.3	46.6	(5.3)	(11.4)
Total residential fixed revenue	454.5	452.2	2.3	0.5
Residential mobile revenue:
Service revenue	338.1	391.4	(53.3)	(13.6)
Interconnect, inbound roaming, equipment sales and other (a)	64.6	87.5	(22.9)	(26.2)
Total residential mobile revenue	402.7	478.9	(76.2)	(15.9)
Total residential revenue	857.2	931.1	(73.9)	(7.9)
B2B revenue:
Service revenue	594.9	658.1	(63.2)	(9.6)
Subsea network revenue	190.7	183.1	7.6	4.2
Total B2B revenue	785.6	841.2	(55.6)	(6.6)
Total	$1,642.8	$1,772.3	$(129.5)	(7.3)
(a) Revenue from inbound roaming was $12 million and $27 million, respectively. For additional information regarding a change in presentation of revenue by product, see note 20 to the condensed consolidated financial statements.

The details of the changes in C&W’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.5	$26.6
ARPU (b)	(5.6)	(17.4)
Decrease in residential fixed non-subscription revenue (c)	(2.8)	(3.8)
Total increase (decrease) in residential fixed revenue	(0.9)	5.4
Decrease in residential mobile service revenue (d)	(13.8)	(40.9)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other (e)	(7.9)	(23.2)
Decrease in B2B service revenue (f)	(11.8)	(46.3)
Increase in B2B subsea network revenue (g)	0.2	11.6
Total organic decrease	(34.2)	(93.4)
Impact of acquisitions and a disposal, net	(13.3)	(10.4)
Impact of FX	(9.5)	(25.7)
Total	$(57.0)	$(129.5)

(a)The increases are attributable to higher average broadband internet, video and fixed-line telephony RGUs.
(b)The decreases are primarily due to lower ARPU from video and fixed-line telephony services.

(c)The decreases are primarily attributable to lower volumes of interconnect revenue across our markets.
(d)The decreases are primarily attributable to (i) lower ARPU from mobile services, as COVID-19 lockdowns and travel restrictions negatively impacted customers’ ability to recharge handset devices, and (ii) lower average mobile subscribers, primarily due to declines in Panama and the Bahamas, as a result of COVID-19 impacts, as further discussed in the Overview above. The decreases in average mobile subscribers in the Bahamas are also attributable to the impact of Hurricane Dorian during the third quarter of 2019.
(e)The decreases are primarily attributable to (i) decreases of $6 million and $14 million, respectively, in inbound roaming fees, primarily related to travel restrictions associated with COVID-19, (ii) lower sales of handsets, primarily driven by volumes in Panama as COVID-19 related lockdowns negatively impacted customers’ ability to purchase handsets, and (iii) during the nine-month comparison, lower interconnect volumes, primarily in Panama.
(f)The decreases are primarily due to (i) lower revenues from mobile and fixed services mostly due to discounts and credits related to reduced or suspended service across our markets as a result of the COVID-19 lockdowns, (ii) during the nine-month comparison, lower revenues from managed services, primarily driven by certain non-recurring projects in Panama that have been put on hold due to the economic uncertainty of the impact of COVID-19, and (iii) lower wholesale interconnect revenues.
(g)The increase during the nine-month comparison is primarily attributable to an increase of $7 million associated with revenue recognized on a cash basis for services provided to a significant customer.
VTR/Cabletica. VTR/Cabletica’s revenue by major category is set forth below:

	Three months ended September 30,		Decrease
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$91.9	$105.9	$(14.0)	(13.2)
Broadband internet	97.5	103.4	(5.9)	(5.7)
Fixed-line telephony	19.0	24.9	(5.9)	(23.7)
Total subscription revenue	208.4	234.2	(25.8)	(11.0)
Non-subscription revenue	5.4	8.2	(2.8)	(34.1)
Total residential fixed revenue	213.8	242.4	(28.6)	(11.8)
Residential mobile revenue:
Service revenue	13.8	15.9	(2.1)	(13.2)
Interconnect, inbound roaming, equipment sales and other	2.0	2.6	(0.6)	(23.1)
Total residential mobile revenue	15.8	18.5	(2.7)	(14.6)
Total residential revenue	229.6	260.9	(31.3)	(12.0)
B2B service revenue	7.3	7.5	(0.2)	(2.7)
Total	$236.9	$268.4	$(31.5)	(11.7)

	Nine months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$274.4	$323.0	$(48.6)	(15.0)
Broadband internet	285.2	313.6	(28.4)	(9.1)
Fixed-line telephony	57.8	78.3	(20.5)	(26.2)
Total subscription revenue	617.4	714.9	(97.5)	(13.6)
Non-subscription revenue	16.8	25.2	(8.4)	(33.3)
Total residential fixed revenue	634.2	740.1	(105.9)	(14.3)
Residential mobile revenue:
Service revenue	42.2	47.5	(5.3)	(11.2)
Interconnect, inbound roaming, equipment sales and other	5.6	9.5	(3.9)	(41.1)
Total residential mobile revenue	47.8	57.0	(9.2)	(16.1)
Total residential revenue	682.0	797.1	(115.1)	(14.4)
B2B service revenue	22.7	22.3	0.4	1.8
Total	$704.7	$819.4	$(114.7)	(14.0)
The details of the changes in VTR/Cabletica’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.7	$9.0
ARPU (b)	(7.2)	(20.6)
Decrease in residential fixed non-subscription revenue (c)	(2.3)	(6.1)
Total decrease in residential fixed revenue	(8.8)	(17.7)
Increase (decrease) in residential mobile service revenue (d)	(0.6)	1.9
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other (e)	(0.4)	(3.0)
Increase in B2B service revenue (f)	0.6	4.3
Total organic decrease	(9.2)	(14.5)
Impact of FX	(22.3)	(100.2)
Total	$(31.5)	$(114.7)
(a)The increases are primarily attributable to the net effect of (i) higher average broadband internet RGUs, partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates and (ii) lower average fixed-line telephony RGUs at VTR.
(b)The decreases, which relate to VTR, are primarily due to the net effect of (i) lower ARPU from (a) video, primarily attributable to declines associated with the cancellation of live soccer matches broadcast on our premium programming and (b) fixed-line telephony, and (ii) improvements resulting from changes in product mix.

(c)The decreases are primarily attributable to (i) lower equipment sales at Cabletica and (ii) lower activations and installations at VTR as a result of COVID-19.

(d)The increase during the nine-month comparison, which relates to VTR, is due to the net effect of (i) higher average numbers of mobile subscribers and (ii) lower ARPU from mobile services.

(e)The decrease during the nine-month comparison, which relates to VTR, is primarily attributable to declines in (i) interconnect revenue due to decreased rates, partially offset by higher traffic and (ii) handset sales due to the temporary closure of physical stores, as a result of COVID-19-related lockdowns.

(f)The increases are primarily attributable to higher broadband internet and fixed-line telephony services at VTR.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$37.1	$35.3	$1.8	5.1
Broadband internet	52.5	44.4	8.1	18.2
Fixed-line telephony	6.5	5.9	0.6	10.2
Total subscription revenue	96.1	85.6	10.5	12.3
Non-subscription revenue	4.2	5.3	(1.1)	(20.8)
Total residential fixed revenue	100.3	90.9	9.4	10.3
B2B service revenue	14.1	13.4	0.7	5.2
Total	$114.4	$104.3	$10.1	9.7

	Nine months ended September 30,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$109.1	$105.6	$3.5	3.3
Broadband internet	147.2	129.8	17.4	13.4
Fixed-line telephony	18.6	17.5	1.1	6.3
Total subscription revenue	274.9	252.9	22.0	8.7
Non-subscription revenue	12.6	16.2	(3.6)	(22.2)
Total residential fixed revenue	287.5	269.1	18.4	6.8
B2B service revenue	40.6	37.6	3.0	8.0
Total	$328.1	$306.7	$21.4	7.0

The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$9.4	$20.5
ARPU (b)	1.1	1.5
Decrease in residential fixed non-subscription revenue (c)	(1.1)	(3.6)
Total increase in residential fixed revenue	9.4	18.4
Increase in B2B service (d)	0.7	3.0
Total organic increase	$10.1	$21.4
(a)The increases are primarily attributable to higher average broadband internet RGUs, as we experienced increased demand due in part to the impact of COVID-19 work-from-home mandates.
(b)The increases are primarily attributable to the net effect of (i) higher ARPU from broadband internet and video services, (ii) declines resulting from a change in product mix and (iii) for the nine-month comparison, $2 million of credits issued to customers in connection with the earthquakes that impacted Puerto Rico in January 2020.
(c)The decreases are primarily due to reconnect and late fee revenues, as such fees were generally waived during the second and third quarters in response to impacts of COVID-19.
(d)The increase during the nine-month comparison primarily relates to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment, partially offset by credits issued to customers as a result of suspended service due to COVID-19.
Programming and other direct costs of services
General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, commissions, costs of mobile handsets and other devices, and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our video subscribers.
The following tables set forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis for the periods indicated:

				Decrease from:
	Three months ended September 30,		Decrease		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Programming and copyright	$96.0	$102.8	$(6.8)	$(4.7)	$(1.1)	$(1.0)
Interconnect and commissions	58.2	69.3	(11.1)	(3.0)	(1.2)	(6.9)
Equipment and other	35.5	43.6	(8.1)	(0.8)	(0.8)	(6.5)
Total programming and other direct costs	$189.7	$215.7	$(26.0)	$(8.5)	$(3.1)	$(14.4)

				Decrease from:
	Nine months ended September 30,		Decrease	FX	Acquisition (disposition), net	Organic
	2020	2019
	in millions

Programming and copyright	$289.5	$319.6	$(30.1)	$(20.5)	$(2.4)	$(7.2)
Interconnect and commissions	183.3	213.8	(30.5)	(10.5)	(2.4)	(17.6)
Equipment and other	107.4	130.7	(23.3)	(2.4)	(2.1)	(18.8)
Total programming and other direct costs	$580.2	$664.1	$(83.9)	$(33.4)	$(6.9)	$(43.6)

C&W. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W segment for the periods indicated.

				Decrease from:
	Three months ended September 30,		Decrease		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Programming and copyright	$26.1	$30.6	$(4.5)	$(0.4)	$(1.1)	$(3.0)
Interconnect and commissions	48.3	55.7	(7.4)	(1.9)	(1.2)	(4.3)
Equipment and other	31.4	36.4	(5.0)	(0.4)	(0.8)	(3.8)
Total programming and other direct costs	$105.8	$122.7	$(16.9)	$(2.7)	$(3.1)	$(11.1)

				Decrease from:
	Nine months ended September 30,		Decrease	FX	Acquisition (disposition), net	Organic
	2020	2019
	in millions

Programming and copyright	$80.8	$101.3	$(20.5)	$(1.0)	$(2.4)	$(17.1)
Interconnect and commissions	150.5	169.4	(18.9)	(5.2)	(2.4)	(11.3)
Equipment and other	95.3	110.3	(15.0)	(0.6)	(2.1)	(12.3)
Total programming and other direct costs	$326.6	$381.0	$(54.4)	$(6.8)	$(6.9)	$(40.7)

•Programming and copyright: The decreases are primarily due to the net effect of (i) lower sports content costs, (ii) decreases in certain premium and basic content costs and (iii) for the nine-month comparison, the negative impact resulting from the reassessment and releases of accruals in certain of our markets during the first half of 2019.
•Interconnect and commission: The decreases are primarily due to the net effect of (i) lower wholesale call volumes and (ii) for the nine-month comparison, the negative impact resulting from the reassessment and release of an accrual during the second quarter of 2019.
•Equipment and other: The decreases are primarily due to lower volume of mobile handset sales.
VTR/Cabletica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our VTR/Cabletica segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)		Organic
	2020	2019		FX
	in millions

Programming and copyright	$47.8	$51.2	$(3.4)	$(4.3)	$0.9
Interconnect and commissions	10.9	13.8	(2.9)	(1.0)	(1.9)
Equipment and other	3.8	7.1	(3.3)	(0.4)	(2.9)
Total programming and other direct costs	$62.5	$72.1	$(9.6)	$(5.7)	$(3.9)

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)	FX	Organic
	2020	2019
	in millions

Programming and copyright	$141.1	$154.4	$(13.3)	$(19.5)	$6.2
Interconnect and commissions	35.0	45.4	(10.4)	(5.2)	(5.2)
Equipment and other	11.7	20.2	(8.5)	(1.8)	(6.7)
Total programming and other direct costs	$187.8	$220.0	$(32.2)	$(26.5)	$(5.7)

•Programming and copyright: The organic increases, which relate to the VTR market, are primarily due to the net effect of (i) increases of $4 million and $12 million, respectively, in the foreign currency impact of programming contracts denominated in U.S. dollars, and (ii) net decreases in certain premium and basic content costs, primarily due to declines associated with the renegotiation of a programming contract that governs content rates for live soccer matches that were cancelled as a result of COVID-19, which were partially offset by increased rates on other premium and basic content costs.
•Interconnect and commissions: The organic decreases, which relate to the VTR market, are primarily due to lower rates that were partially offset by higher volumes.
•Equipment and other: The organic decreases, primarily in the VTR market, are due to lower volumes of equipment sales, as customers have not been visiting physical stores as frequently due to COVID-19-related restrictions.
Liberty Puerto Rico. The following tables set forth the organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment for the periods indicated.

	Three months ended September 30,		Organic increase
	2020	2019
	in millions

Programming and copyright	$22.1	$21.0	$1.1
Interconnect and commissions	2.0	1.8	0.2
Equipment and other	0.3	0.1	0.2
Total programming and other direct costs	$24.4	$22.9	$1.5

	Nine months ended September 30,		Organic increase
	2020	2019
	in millions

Programming and copyright	$67.6	$63.9	$3.7
Interconnect and commissions	6.3	5.2	1.1
Equipment and other	0.4	0.2	0.2
Total programming and other direct costs	$74.3	$69.3	$5.0
•Programming and copyright: The organic increase during the three-month comparison is primarily attributable to higher programming rates. The organic increase during the nine-month comparison is primarily due to (i) an accrual recorded in the second quarter of 2020 related to an audit of programming services provided in 2018 and 2019, (ii) a higher average number of video subscribers and (iii) higher programming rates.
•Interconnect and commissions: The organic increase during the nine-month comparison is primarily due to the transfer of certain B2B operations in Puerto Rico from our C&W segment to our Liberty Puerto Rico segment during the first quarter of 2019.
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

Consolidated. The following tables set forth the organic and non-organic changes in operating costs and expenses on a consolidated basis for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Personnel and contract labor	$113.9	$126.4	$(12.5)	$(3.1)	$(2.0)	$(7.4)
Network-related	66.4	65.5	0.9	(2.7)	(1.5)	5.1
Service-related	35.2	41.6	(6.4)	(1.0)	(0.2)	(5.2)
Commercial	38.8	41.1	(2.3)	(2.3)	(0.1)	0.1
Facility, provision, franchise and other	83.3	96.8	(13.5)	(2.2)	(1.8)	(9.5)
Share-based compensation expense	28.0	15.1	12.9	(0.2)	0.4	12.7
Total other operating costs and expenses	$365.6	$386.5	$(20.9)	$(11.5)	$(5.2)	$(4.2)

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Personnel and contract labor	$351.6	$374.4	$(22.8)	$(11.7)	$0.6	$(11.7)
Network-related	193.2	195.3	(2.1)	(10.4)	(0.9)	9.2
Service-related	110.0	116.1	(6.1)	(4.9)	1.8	(3.0)
Commercial	120.3	130.5	(10.2)	(10.7)	(0.2)	0.7
Facility, provision, franchise and other	255.4	279.1	(23.7)	(7.6)	(0.3)	(15.8)
Share-based compensation expense	75.3	45.2	30.1	(1.1)	0.3	30.9
Total other operating costs and expenses	$1,105.8	$1,140.6	$(34.8)	$(46.4)	$1.3	$10.3
In the following section, we provide a discussion and analysis of the organic changes of other operating costs and expenses, which excludes, where applicable, the impact of acquisitions, dispositions and FX for each of our reportable segments and our Corporate operations. For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below and note 16 to our condensed consolidated financial statements.

C&W. The following tables set forth the organic and non-organic changes in operating costs and expenses for our C&W segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Personnel and contract labor	$78.6	$86.8	$(8.2)	$(1.3)	$(2.0)	$(4.9)
Network-related	43.9	46.0	(2.1)	(0.7)	(1.5)	0.1
Service-related	18.9	21.7	(2.8)	(0.2)	(0.2)	(2.4)
Commercial	15.3	19.7	(4.4)	(0.3)	(0.1)	(4.0)
Facility, provision, franchise and other	56.0	62.8	(6.8)	(0.9)	(1.8)	(4.1)
Share-based compensation expense	8.1	4.7	3.4	—	0.4	3.0
Total other operating costs and expenses	$220.8	$241.7	$(20.9)	$(3.4)	$(5.2)	$(12.3)

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Personnel and contract labor	$243.8	$255.5	$(11.7)	$(4.1)	$0.6	$(8.2)
Network-related	133.6	137.3	(3.7)	(2.4)	(0.9)	(0.4)
Service-related	62.4	67.7	(5.3)	(0.5)	1.8	(6.6)
Commercial	49.6	58.6	(9.0)	(0.9)	(0.2)	(7.9)
Facility, provision, franchise and other	170.0	178.1	(8.1)	(2.2)	(0.3)	(5.6)
Share-based compensation expense	23.4	13.6	9.8	(0.1)	0.3	9.6
Total other operating costs and expenses	$682.8	$710.8	$(28.0)	$(10.2)	$1.3	$(19.1)
•Personnel and contract labor: The organic decreases are primarily due to (i) lower salaries and other personnel costs, primarily associated with the benefit of certain ongoing restructuring activities, and (ii) $2 million and $6 million of estimated bonus-related expenses, respectively, that have been recognized as share-based compensation expense, as certain 2020 bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense.
•Service-related: The organic decreases are primarily due to lower professional services costs associated with a reduction in (i) consulting services and (ii) legal and advisory-related services, which have decreased in part due to court closures and case deferrals resulting from the COVID-19 pandemic.
•Commercial: The organic decreases are primarily due to the net effect of (i) lower marketing and sales costs, primarily due to reductions in promotional and sponsorship costs, as a result of certain adverse economic impacts caused by the COVID-19 pandemic across our markets, and (ii) increases in outsourced call center costs.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to the net effect of (i) higher bad debt expense, as the impacts of COVID-19 have generally resulted in (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, (ii) lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19, (iii) lower insurance costs of $3 million for the nine-month period due in large part to the impact of premiums associated with our Weather Derivatives, as further described in note 5 to our condensed consolidated financial statements, and (iv) lower office supplies expenses, due largely to the impact of COVID-19. In addition, the decreases include the beneficial impact resulting from a $2 million bad debt provision recorded in the third quarter of 2019 related to the impact of Hurricane Dorian.
VTR/Cabletica. The following tables set forth the organic and non-organic changes in operating costs and expenses for our VTR/Cabletica segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)	FX	Organic
	2020	2019
	in millions

Personnel and contract labor	$19.0	$22.3	$(3.3)	$(1.8)	$(1.5)
Network-related	20.4	18.5	1.9	(2.0)	3.9
Service-related	8.4	11.8	(3.4)	(0.8)	(2.6)
Commercial	19.9	18.5	1.4	(2.0)	3.4
Facility, provision, franchise and other	13.9	16.7	(2.8)	(1.3)	(1.5)
Share-based compensation expense	2.3	1.3	1.0	(0.2)	1.2
Total other operating costs and expenses	$83.9	$89.1	$(5.2)	$(8.1)	$2.9

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)	FX	Organic
	2020	2019
	in millions

Personnel and contract labor	$57.8	$69.1	$(11.3)	$(7.6)	$(3.7)
Network-related	55.0	54.7	0.3	(8.0)	8.3
Service-related	27.1	30.5	(3.4)	(4.4)	1.0
Commercial	61.7	63.7	(2.0)	(9.8)	7.8
Facility, provision, franchise and other	42.8	53.7	(10.9)	(5.4)	(5.5)
Share-based compensation expense	6.6	4.0	2.6	(1.0)	3.6
Total other operating costs and expenses	$251.0	$275.7	$(24.7)	$(36.2)	$11.5
•Personnel and contract labor: The organic decreases, most related to the VTR market, are primarily due to (i) $1 million and $2 million of estimated bonus-related expenses, respectively, that have been recognized as share-based compensation expense, as certain 2020 bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense, and (ii) higher capitalized labor costs associated with certain development-related projects.

•Network-related: The organic increases, most related to the VTR market, are primarily due to (i) higher volumes of network access-related contracted labor and (ii) higher costs related to CPE refurbishment activity.

•Service-related: The organic decrease for the three-month comparison, which relates to the VTR market, is primarily due to lower professional consultancy services.
•Commercial: The organic increases are primarily due to the net effect of (i) increased call center volumes as a result of the impacts from COVID-19, (ii) decreases in marketing and advertising expenses and (iii) higher sales commissions to third-party dealers.

•Facility, provision, franchise and other costs: The organic decreases are primarily due to (i) lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19 and (ii) lower bank-related fees.

Liberty Puerto Rico. The following tables set forth the organic changes in operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$11.7	$10.0	$1.7
Network-related	1.0	1.0	—
Service-related	4.5	3.3	1.2
Commercial	3.6	2.9	0.7
Facility, provision, franchise and other	11.1	13.4	(2.3)
Share-based compensation expense	1.1	0.7	0.4
Total other operating costs and expenses	$33.0	$31.3	$1.7

	Nine months ended September 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$34.5	$29.9	$4.6
Network-related	3.2	3.3	(0.1)
Service-related	11.3	8.3	3.0
Commercial	9.0	8.2	0.8
Facility, provision, franchise and other	34.8	37.4	(2.6)
Share-based compensation expense	3.7	1.8	1.9
Total other operating costs and expenses	$96.5	$88.9	$7.6
•Personnel and contract labor: The organic increases are primarily due to the net effect of (i) annual salary increases, (ii) higher sales commissions and (iii) $1 million of estimated bonus-related expense for the nine-month comparison that has been recognized as share-based compensation expense, as certain bonuses will be paid in the form of equity, as further discussed below under Share-based compensation expense;

•Service-related: The organic increases are primarily due to integration costs of $2 million and $4 million, respectively, associated with the AT&T Acquisition.
•Facility, provision, franchise and other: The organic decreases are primarily due to lower bad debt expense driven by improved collections.

Corporate. The following tables set forth the organic changes in operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$4.6	$7.3	$(2.7)
Network-related	1.1	—	1.1
Service-related	3.4	4.8	(1.4)
Facility, provision, franchise and other	2.3	3.9	(1.6)
Share-based compensation expense	16.5	8.4	8.1
Total other operating costs and expenses	$27.9	$24.4	$3.5

	Nine months ended September 30,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$15.5	$19.9	$(4.4)
Network-related	1.4	—	1.4
Service-related	9.2	9.6	(0.4)
Facility, provision, franchise and other	7.8	9.9	(2.1)
Share-based compensation expense	41.6	25.8	15.8
Total other operating costs and expenses	$75.5	$65.2	$10.3
•Personnel and contract labor: The organic decreases are primarily attributable to estimated bonus-related expenses that will be paid in the form of equity, as further discussed below under Share-based compensation expense.
•Facility, provision, franchise and other: The organic decreases are primarily attributable to lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19.
Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $13 million and $30 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily due to (i) an increase of $7 million related to the extension of the expiration period for certain Liberty Global awards held by our employees and (ii) increases of $5 million and $14 million, respectively, related to estimated bonus-related expenses that will be paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020.
For additional information regarding our share-based compensation, see note 16 to our condensed consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased (decreased) $6 million or 2.5% and ($4 million) or (0.6%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. Excluding the net impacts of FX, acquisitions and a disposition, depreciation and amortization expense increased $14 million or 6.0% and $18 million or 2.7% during the three and nine months ended September 30, 2020, respectively. The organic increases are primarily due to the net effect of (i) increases in property and equipment additions, primarily associated with the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, and baseline related additions, and (ii) decreases associated with certain assets becoming fully depreciated.

Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $14 million and $332 million during the three and nine months ended September 30, 2020, respectively, and $208 million and $235 million during the three and nine months ended September 30, 2019, respectively.
During the three and nine months ended September 30, 2020, we incurred (i) impairment charges of $1 million and $280 million, respectively, (ii) restructuring charges of $2 million and $14 million, respectively, and (iii) direct acquisition costs of $12 million and $37 million, respectively. The impairment charges in the nine month comparison primarily relate to the impairment of goodwill at various reporting units within our C&W segment based primarily on the economic impacts associated with COVID-19. The restructuring charges, which are related to C&W and VTR, include (i) employee severance and termination costs related to certain reorganization activities and (ii) contract termination and other related charges. The direct acquisition costs are primarily related to the AT&T Acquisition.
During the three and nine months ended September 30, 2019, we incurred (i) impairment charges of $196 million for each period, (ii) restructuring charges of $8 million and $30 million, respectively, and (iii) direct acquisition and disposition costs of $4 million and $8 million, respectively. The impairment charges primarily include (i) $182 million related to an impairment of goodwill of the Panamanian reporting unit of our C&W segment and (ii) $14 million related to charges at C&W primarily to reduce the carrying value of property and equipment as a result of the impact of Hurricane Dorian. The restructuring charges, which are primarily at C&W and VTR, include (i) $3 million and $19 million, respectively, of employee severance and termination costs related to certain reorganization activities and (ii) $2 million and $8 million, respectively, of contract termination and other related charges. The direct acquisition and disposition costs primarily related to the UTS Acquisition and disposition of our Seychelles operations.
    For additional information regarding our impairment charges, see notes 6 and 8 to our condensed consolidated financial statements. For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

Interest expense
Our interest expense increased $6 million and $49 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily due to (i) the net effect of (a) higher average outstanding debt balances and (b) lower weighted-average interest rates and (ii) during the nine-month comparison, higher amortization of (a) discounts and premiums, net, and (b) deferred financing costs.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$(70.7)	$46.6	$(234.7)	$(99.2)
Foreign currency forward contracts and other (c)	(7.4)	4.8	(5.0)	2.6
Total	$(78.1)	$51.4	$(239.7)	$(96.6)

(a)The loss for the nine months ended September 30, 2020 includes a realized gain of $71 million associated with the settlement of certain cross-currency interest rate swaps at VTR Finance in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR Finance debt. For additional information regarding the refinancing, see note 9 to our condensed consolidated financial statements.
(b)The loss during the three months ended September 30, 2020 is primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar, and (ii) changes in interest rates. The loss during the nine months ended September 30, 2020 is primarily attributable to the net effect of (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2020 periods include net gains of $1 million and $41 million, respectively, resulting from changes in our credit risk valuation adjustments, which are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak. The gains (losses) during the 2019 periods are primarily attributable to (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2019 periods include net gains of $1 million and $7 million, respectively, resulting from changes in our credit risk valuation adjustments.
(c)Amounts include charges of $5 million and $11 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $3 million during the three and nine months ended September 30, 2019, respectively, related to the amortization of premiums associated with our Weather Derivatives, which we initially entered into during the second quarter of 2019.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$55.5	$(88.9)	$(50.9)	$(60.5)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(16.7)	(14.8)	(47.6)	(23.5)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	—	—	(3.7)
Other	(8.7)	(7.1)	(16.6)	(10.4)
Total	$30.1	$(110.8)	$(115.1)	$(98.1)
Losses on debt modification and extinguishment
We recognized losses on debt modification and extinguishment of $42 million and $45 million during the three and nine months ended September 30, 2020, respectively, and $4 million and $13 million during the three and nine months ended September 30, 2019, respectively. The losses during 2020 are associated with (i) the payment of call premiums and the write-off of unamortized deferred financing costs related to the repayment of the VTR Finance Senior Notes during the third quarter and (ii) the write-off of unamortized discounts and deferred financing costs related to the repayment of the C&W Term Loan B-4 Facility during the first quarter. The losses during 2019 primarily relate to the early redemption of certain C&W senior secured notes.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our condensed consolidated financial statements.

Other income, net
We recognized other income, net, of nil and $12 million during the three and nine months ended September 30, 2020, respectively, and $4 million and $9 million during the three and nine months ended September 30, 2019, respectively, that primarily relates to interest income. The increase for the nine-month comparison is mostly due to interest on the AT&T Acquisition Restricted Cash, as defined and described under Material Changes in Financial Condition—Sources and Uses of Cash below.
Income tax benefit
We recognized income tax benefit of $43 million and $182 million during the three months ended September 30, 2020 and 2019, respectively, and $33 million and $149 million during the nine months ended September 30, 2020 and 2019, respectively.
For the three and nine months ended September 30, 2020, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate (based on Bermuda statutory tax rate of 0%), primarily due to the beneficial effects of international rate differences, net favorable changes in uncertain tax positions, and permanent items, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the negative effects of increases in valuation allowances, permanent items, such as non-deductible goodwill impairment and other non-deductible expenses, as well as the inclusion of withholding taxes on cross-border payments.

For the three and nine months ended September 30, 2020, we satisfied requirements imposed under recent tax reforms and, as a result, reduced our uncertain tax positions by $20 million. Additionally, during the nine months ended September 30, 2020, we closed certain tax audits and, as a result, reduced our uncertain tax positions by $18 million. These amounts have been reflected as discrete tax benefits in our condensed consolidated statement of operations.

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

During the third quarter of 2019, we closed certain tax assessments, and, as a result, reduced our uncertain tax positions by $244 million. Of this amount, $185 million has been reflected as a discrete tax benefit in our condensed consolidated statements of operations.

For additional information regarding our income taxes, see note 15 to our condensed consolidated financial statements.
Net loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Operating income (loss)	$86.6	$(69.7)	$(11.6)	$187.1
Net non-operating expenses	$(219.4)	$(182.4)	$(796.6)	$(557.7)
Income tax benefit	$42.8	$182.4	$33.4	$148.5
Net loss	$(90.0)	$(69.7)	$(774.8)	$(222.1)
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
Net loss attributable to noncontrolling interests
We reported net loss attributable to noncontrolling interests of $5 million and $117 million during the three and nine months ended September 30, 2020, respectively, and $105 million and $100 million during each of the three and nine months ended September 30, 2019, respectively. The net decrease during the three-month comparison is primarily due to impairment charges recognized by C&W Panama during the 2019 period. The increase during the nine-month comparison period is primarily attributable to net increases in losses incurred by our less-than-wholly-owned subsidiaries at C&W.

Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2020, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, VTR Finance, Liberty Puerto Rico and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2020. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$5.3
Unrestricted subsidiaries (b)	828.0
Total Liberty Latin America and unrestricted subsidiaries	833.3
Borrowing groups (c):
C&W	568.7
VTR Finance	162.1
Liberty Puerto Rico	32.2
Cabletica	15.6
Total borrowing groups	778.6
Total cash and cash equivalents	$1,611.9

Restricted cash (d)	$1,371.0
(a)Represents the amount held by Liberty Latin America on a standalone basis.
(b)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(c)Represents the aggregate amounts held by the parent entity of the applicable borrowing group and their restricted subsidiaries. The C&W balance includes cash proceeds of $100 million that was borrowed in March 2020 on the C&W Revolving Credit Facility, as further described below, which was repaid subsequent to September 30, 2020.
(d)Includes $1,353 million of restricted cash held in escrow that was used to fund a portion of the AT&T Acquisition (the AT&T Acquisition Restricted Cash), as further described below.

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
Our liquidity requirements related to acquisitions include funding the AT&T Acquisition. The AT&T Acquisition was structured as an all-cash transaction with a purchase price of $1.9 billion, subject to adjustment as provided in the related stock purchase agreement. We financed this acquisition through a combination of a portion of the net proceeds from the 2026 SPV Credit Facility and the 2027 LPR Senior Secured Notes ($1,353 million of which was restricted cash held in escrow as of September 30, 2020) and available liquidity. For additional information regarding the AT&T Acquisition and our debt, see notes 4 and 9, respectively, to our condensed consolidated financial statements.
In March 2020, our Directors approved a $100 million Share Repurchase Program. During the nine months ended September 30, 2020, the aggregate amount of our share repurchases was $9 million. For additional information regarding our Share Repurchase Program, see note 18 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. As of September 30, 2020, $100 million remained outstanding under the C&W Revolving Credit Facility, which was originally drawn as a precautionary measure in order to provide flexibility with our liquidity due to economic uncertainty caused by COVID-19, the proceeds of which are included in cash and cash equivalents in our condensed consolidated balance sheet as of September 30, 2020. Subsequent to September 30, 2020, the $100 million outstanding balance on the C&W Revolving Credit Facility was repaid. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 19 to our condensed consolidated financial statements.
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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of C&W were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2020, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2020, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,601 million, including $284 million that is classified as current in our condensed consolidated balance sheet and $7,800 million that is not due until 2024 or thereafter. At September 30, 2020, $8,195 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at September 30, 2020 is $183 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.2%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at September 30, 2020 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.80%
VTR Finance	0.20%
Liberty Puerto Rico	0.86%
Cabletica	1.23%
Liberty Latin America borrowing groups	0.68%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.2% at September 30, 2020.
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
As of September 30, 2020, our covenant compliance under the indentures of our borrowing groups or liquidity needs, which includes access to borrowing available under our various revolving credit facilities, have not been materially impacted as a result of COVID-19.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine months ended September 30,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$491.0	$590.4	$(99.4)
Net cash used by investing activities	(418.9)	(556.9)	138.0
Net cash provided by financing activities	464.9	350.4	114.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.1)	(5.4)	(5.7)
Net increase in cash, cash equivalents and restricted cash	$525.9	$378.5	$147.4
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net impact of (i) a combined $92 million decline in the Adjusted OIBDA of our C&W and VTR/Cabletica segments, (ii) lower tax payments of $58 million, (iii) the negative impact for the comparative period resulting from $33 million of the cash received during the nine months ended September 30, 2019 associated with the final insurance settlement for hurricanes Irma, Maria, and Matthew that was reflected as an operating cash inflow, and (iv) a decrease of $40 million related to derivative activities. Additionally, the working capital changes in our condensed consolidated statement of cash flows for the 2020 and 2019 periods include the negative impacts of a $38 million and $185 million release of an uncertain tax position liability, respectively, that have been reflected as a tax benefit in our consolidated statement of operations, as further described in note 15 to our condensed consolidated financial statements.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) $160 million of cash used for the UTS Acquisition in March 2019, (ii) a decrease in cash used for capital expenditures, as further discussed below, and (iii) the impact of $34 million of cash we received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our condensed consolidated financial statements.
The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 20 to our condensed consolidated financial statements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2020	2019
	in millions

Property and equipment additions	$443.1	$492.1
Assets acquired under capital-related vendor financing arrangements	(80.5)	(58.7)
Assets acquired under finance leases	—	(0.2)
Changes in current liabilities related to capital expenditures	55.7	(1.2)
Capital expenditures	$418.3	$432.0

The decrease in our property and equipment additions during the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is primarily due to a decrease in (i) customer premises equipment, and (ii) support-related equipment. During the nine months ended September 30, 2020 and 2019, our property and equipment additions represented 16.6% and 17.0% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2020, we generated $465 million of cash from financing activities primarily due to (i) $350 million related to the Rights Offering, (ii) $181 million million of net cash related to derivative instruments and (iii) $30 million of net borrowings of debt. These items were slightly offset by $75 million related to payments of financing costs and debt premiums. The net cash received related to derivative instruments is primarily due to the unwinding of cross-currency swaps held at our VTR Finance borrowing group as further described in note 5 to the condensed consolidated financial statements. During the nine months ended September 30, 2019, we received $350 million in net cash from financing activities, primarily due to $444 million of net borrowings of debt, which was slightly offset by $46 million of cash used related to the purchase of capped calls related to the Convertible Notes and $35 million related to payments of financing costs and debt premiums.
Adjusted Free Cash Flow
    We define adjusted free cash flow, a non-GAAP measure, as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, (ii) expenses financed by an intermediary, (iii) insurance recoveries related to damaged and destroyed property and equipment, and (iv) certain net interest payments (receipts) incurred or received, including associated derivative instrument payments and receipts, in advance of a significant acquisition, less (a) capital expenditures, (b) distributions to noncontrolling interest owners, (c) principal payments on amounts financed by vendors and intermediaries and (d) principal payments on finance leases. As a result of the then pending AT&T Acquisition, we changed the way we define adjusted free cash flow effective December 31, 2019 to adjust (i) for pre-acquisition interest incurred on the incremental debt issued in advance of the AT&T Acquisition, (ii) to exclude pre-acquisition interest earned related to the AT&T Acquisition Restricted Cash that was used to fund a portion of the AT&T Acquisition and (iii) the impact of associated pre-acquisition derivative contracts. As the debt was incurred directly as a result of the then pending acquisition and will be supported by cash flows of the acquisition from the date of the closing, we believe this results in the most meaningful presentation of adjusted free cash flow. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.
The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2020	2019
	in millions

Net cash provided by operating activities	$491.0	$590.4
Cash payments for direct acquisition and disposition costs	21.7	1.3
Expenses financed by an intermediary (a)	78.1	93.1
Capital expenditures	(418.3)	(432.0)
Recovery on damaged or destroyed property and equipment	—	33.9
Distributions to noncontrolling interest owners	(2.3)	(2.6)
Principal payments on amounts financed by vendors and intermediaries	(143.4)	(156.4)
Pre-acquisition net interest payments, net (b)	34.1	—
Principal payments on finance leases	(1.7)	(7.7)
Adjusted free cash flow	$59.2	$120.0
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
Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2020:

	Payments due during							Total
	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	in millions

Debt (excluding interest)	$161.8	$132.7	$117.3	$388.5	$473.5	$103.2	$7,222.3	$8,599.3
Finance leases (excluding interest)	0.5	0.3	0.2	0.2	0.2	0.1	0.3	1.8
Operating leases	12.2	35.4	29.4	23.4	19.8	13.5	43.1	176.8
Programming commitments	47.8	114.4	81.8	48.1	38.7	0.5	—	331.3
Network and connectivity commitments	23.1	40.3	8.3	5.6	4.8	2.5	9.2	93.8
Purchase commitments	133.1	21.4	6.7	1.4	—	—	—	162.6
Other commitments	6.2	2.1	1.7	1.5	1.4	1.4	8.3	22.6
Total (a)	$384.7	$346.6	$245.4	$468.7	$538.4	$121.2	$7,283.2	$9,388.2
Projected cash interest payments on debt and finance lease obligations (b)	$97.6	$446.8	$445.0	$429.4	$416.7	$402.5	$766.7	$3,004.7
(a)The commitments included in this table do not reflect any liabilities that are included in our September 30, 2020 condensed consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($42 million at September 30, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.
(b)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our debt, operating lease obligations and commitments, see notes 9, 10 and 19, respectively, to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2020 and 2019, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K. The following discussion updates selected numerical information to September 30, 2020.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At September 30, 2020, $64 million or 4.0% of our cash balance was denominated in Chilean pesos.
Foreign Currency Rates
The relationship between (i) the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2020	December 31, 2019
Spot rates:
Chilean peso	784.33	751.85
Jamaican dollar	141.46	132.28

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average rates:
Chilean peso	780.71	706.58	802.36	686.21
Jamaican dollar	145.52	134.91	141.08	132.61
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2020, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Finance Cross-currency Derivative Contracts
Holding all other factors constant, at September 30, 2020:
i.an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR Finance cross-currency derivative contracts by approximately CLP 129 billion or $164 million.
ii. an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the VTR Finance cross-currency and interest rate derivative contracts by approximately CLP 12 billion or $15 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $150 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2020, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $61 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$15.1	$68.2	$82.7	$80.9	$76.7	$76.7	$156.2	$556.5
Principal-related (b)	—	—	(1.4)	—	—	—	22.0	20.6
Other (c)	—	(2.0)	—	—	—	—	—	(2.0)
Total	$15.1	$66.2	$81.3	$80.9	$76.7	$76.7	$178.2	$575.1
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2020.
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
During the fiscal quarter, changes in our internal control over financial reporting include:
•the remediation efforts regarding the material weaknesses that existed as of December 31, 2019,
•we are continuing to update our internal controls over financial reporting, as necessary, to accommodate modifications to our order-to-cash process related to VTR’s implementation of a new customer relationship management software,
•we initiated the process of updating our internal controls over financial reporting for certain C&W subsidiaries, as necessary to accommodate modification to our procure-to-pay, long-lived assets and other financial reporting processes related to the implementation of a new enterprise resource planning software; and,
•we initiated the process of updating our internal controls over financial reporting for a certain C&W subsidiary, as necessary to accommodate modification to our order-to-cash process related to an online charging system upgrade.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

VTR Class Action

On August 25, 2020, VTR was notified that the Chilean National Consumer Authority (“SERNAC”, the Spanish acronym for Servicio Nacional del Consumidor) had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. VTR was also notified in August about two additional class action complaints filed by consumer associations (ODECU and AGRECU) making similar claims and allegations. The class action complaint of ODECU was filed in the 21st Civil Court of Santiago, and the class action complaint of AGRECU was filed in the 26th Civil Court of Santiago. The complaint of SERNAC and ODECU seeks (i) the Court declare that VTR has infringed the rules of the Consumer Protection Law; (ii) the responsibility of VTR for such infractions and if so, establish the corresponding fines; and (iii) compensatory damages. In the case of AGRECU, the complaint only seeks compensatory damages. On October 22, 2020, VTR was notified of a fourth class action complaint filed by Conadecus in the 16th Civil Court of Santiago alleging that VTR did not adhere to certain call center, technical visit and service level requirements under applicable law. We believe that the allegations contained in the complaints are without merit, in particular as it relates to VTR’s service and response during the pandemic and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing.

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

There were no repurchases of our Class A or C common shares during the three months ended September 30, 2020. At September 30, 2020, the remaining amount authorized for repurchases of Liberty Latin America Shares was $91 million.

Item 6.    EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated July 1, 2020, by and between VTR Comunicaciones SpA (“VTR”) and The Bank of New York Mellon, London Branch, as Trustee, and The Bank of New York Mellon as Paying Agent, Registrar and Transfer Agent, relating to VTR’s 5.125% senior secured notes due 2028 (incorporated by reference to Exhibit 4.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020) (File No. 001-38335) (the “Q2 10-Q”))

4.2
Indenture, dated July 1, 2020, by and between VTR Finance N.V. (“VTR Finance”) and BNY Mellon Corporate Trustee Services Limited, as Trustee, The Bank of New York Mellon, London Branch, as Security Agent, and The Bank of New York Mellon as Paying Agent, Registrar and Transfer Agent, relating to VTR Finance’s 6.375% senior notes due 2028 (incorporated by reference to Exhibit 4.1 to the Q2 10-Q).

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

LIBERTY LATIN AMERICA LTD.

Dated:	November 4, 2020	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 4, 2020	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer