Form 10-Q
period 2021-03-31
Liberty Latin America Ltd.
filed 2021-05-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2021 was: 49,685,138 Class A; 1,932,381 Class B; and 182,470,099 Class C.

LIBERTY LATIN AMERICA LTD.

GLOSSARY OF DEFINED TERMS
Unless the context requires otherwise, references to Liberty Latin America, “we,” “our,” “our company” and “us” in this Quarterly Report on Form 10-Q (as defined below) may refer to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries. We have used several other terms in this Quarterly Report on Form 10-Q, most of which are defined or explained below.

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2028 LPR Term Loan	$500 million principal amount of LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Secured Notes	$540 million principal amount of 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 VTR Senior Secured Notes	$410 million principal amount of 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount of 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
Acquisition Agreement	Stock purchase agreement entered into between Liberty Communications PR and Liberty Latin America and AT&T to acquire the AT&T Acquired Entities
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, AT&T Mobility Puerto Rico Inc., AT&T Mobility Virgin Islands Inc. and Beach Holding Corporation
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-5 Facility; (ii) C&W Revolving Credit Facility; and (iii) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, C&W Jamaica and Columbus Communications Trinidad Limited
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2026, of C&W
C&W Term Loan B-4 Facility	$1,640 million principal amount term loan B-4 facility of C&W (repaid during 2020)
C&W Term Loan B-5 Facility	$1,510 million principal amount of LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
Cabletica	Cabletica S.A., an 80%-owned subsidiary; a reportable segment that owns most of our operations in Costa Rica

GLOSSARY OF DEFINED TERM – (Continued)

Cabletica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility
Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$49 million principal amount of LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 43 billion principal amount of TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
CLP	Chilean peso
Convertible Notes	$403 million principal amount of 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rica colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
Directors	Members of Liberty Latin America’s board of directors
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Cablevision of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; (ii) 2028 LPR Term Loan; and (iii) at December 31, 2020, 2026 SPV Credit Facility
LPR Revolving Credit Facility	$168 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
MVNO	Mobile virtual network operator
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
Sable	Sable International Finance Limited, a wholly-owned subsidiary of C&W
Sable Currency Swaps	U.S. dollar to the Jamaican dollar cross-currency swaps held by Sable
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)

GLOSSARY OF DEFINED TERM – (Continued)

Share Repurchase Program	The share repurchase program for up to $100 million of our Class A and/or Class C common shares over two years that was authorized by our Directors on March 16, 2020
TAB	Tasa Activa Bancaria interest rate
TBP	Tasa Básica Pasiva interest rate
Telefónica-Costa Rica Acquisition	Pending acquisition of Telefónica S.A.’s wireless operations in Costa Rica
TSA
Transition services agreement dated October 31, 2020 by and between AT&T and Leo Cable LP, a wholly-owned subsidiary of Liberty Latin America, for a period up to 36 months following the closing of the AT&T Acquisition

U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; (ii) VTR RCF – B; and (iii) at December 31, 2020, the VTR TLB-1 and VTR TLB-2 facilities
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount of ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount of 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,305.6	$894.2
Trade receivables, net of allowances of $94.9 million and $100.0 million, respectively	563.4	560.7
Prepaid expenses	68.4	62.6
Other current assets, net	471.2	434.4
Total current assets	2,408.6	1,951.9

Goodwill	4,814.1	4,885.5
Property and equipment, net	4,891.3	4,911.4
Intangible assets subject to amortization, net	805.0	858.9
Intangible assets not subject to amortization	1,465.4	1,465.6
Other assets, net	1,164.7	1,156.7
Total assets	$15,549.1	$15,230.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$364.9	$351.7
Current portion of deferred revenue	168.7	184.9
Current portion of debt and finance lease obligations	162.8	161.9
Accrued capital expenditures	65.5	73.6
Accrued interest	109.6	132.3
Accrued payroll and employee benefits	68.6	97.8
Derivative instruments	77.7	90.2
Other accrued and current liabilities	648.5	612.6
Total current liabilities	1,666.3	1,705.0
Long-term debt and finance lease obligations	8,620.1	8,195.3
Deferred tax liabilities	627.8	619.9
Deferred revenue	172.6	185.3
Other long-term liabilities	926.0	1,080.8
Total liabilities	12,012.8	11,786.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 49,868,589 and 49,574,773 shares issued and outstanding, respectively, at March 31, 2021; 49,303,401 and 49,009,585 shares issued and outstanding, respectively, at December, 31, 2020	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,932,385 shares issued and outstanding at March 31, 2021; 1,932,386 shares issued and outstanding at December 31, 2020	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 182,913,402 and 182,240,244 shares issued and outstanding, respectively, at March 31, 2021; 181,786,924 and 181,113,766 shares issued and outstanding, respectively, at December 31, 2020	1.8	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 966,974 shares at each period	(9.5)	(9.5)
Additional paid-in capital	5,009.8	4,982.0
Accumulated deficit	(2,046.7)	(2,134.5)
Accumulated other comprehensive loss, net of taxes	(150.0)	(125.6)
Total Liberty Latin America shareholders	2,805.9	2,714.7
Noncontrolling interests	730.4	729.0
Total equity	3,536.3	3,443.7
Total liabilities and equity	$15,549.1	$15,230.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2021	2020
	in millions, except per share amounts

Revenue	$1,159.9	$931.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	280.2	210.8
Other operating costs and expenses	453.4	380.1
Depreciation and amortization	245.9	213.5
Impairment, restructuring and other operating items, net	2.2	18.8
	981.7	823.2
Operating income	178.2	107.8
Non-operating income (expense):
Interest expense	(126.4)	(143.3)
Realized and unrealized gains on derivative instruments, net	114.9	17.4
Foreign currency transaction losses, net	(25.4)	(164.3)
Losses on debt extinguishment	(23.3)	(3.4)
Other income (expense), net	(0.6)	6.8
	(60.8)	(286.8)
Earnings (loss) before income taxes	117.4	(179.0)
Income tax expense	(28.0)	(5.6)
Net earnings (loss)	89.4	(184.6)
Net loss (earnings) attributable to noncontrolling interests	(1.6)	3.9
Net earnings (loss) attributable to Liberty Latin America shareholders	$87.8	$(180.7)

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.38	$(0.98)

Dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.37	$(0.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2021	2020
	in millions

Net earnings (loss)	$89.4	$(184.6)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(26.0)	(4.7)
Reclassification adjustments included in net earnings (loss)	1.2	(2.8)
Pension-related adjustments and other, net	0.2	1.1
Other comprehensive loss	(24.6)	(6.4)
Comprehensive earnings (loss)	64.8	(191.0)
Comprehensive loss (earnings) attributable to noncontrolling interests	(1.4)	4.1
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$63.4	$(186.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(180.7)	—	(180.7)	(3.9)	(184.6)
Other comprehensive loss	—	—	—	—	—	—	(6.2)	(6.2)	(0.2)	(6.4)
Repurchase of Liberty Latin America common shares	—	—	—	(1.7)	—	—	—	(1.7)	—	(1.7)
Shared-based compensation	—	—	—	—	21.4	—	—	21.4	—	21.4
Other	—	—	—	—	0.9	—	—	0.9	(0.1)	0.8
Balance at March 31, 2020	$0.5	$—	$1.3	$(1.7)	$4,592.2	$(1,628.0)	$(21.0)	$2,943.3	$866.1	$3,809.4

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,134.5)	$(125.6)	$2,714.7	$729.0	$3,443.7
Net earnings	—	—	—	—	—	87.8	—	87.8	1.6	89.4
Other comprehensive loss	—	—	—	—	—	—	(24.4)	(24.4)	(0.2)	(24.6)
Shared-based compensation	—	—	—	—	27.9	—	—	27.9	—	27.9
Other	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Balance at March 31, 2021	$0.5	$—	$1.8	$(9.5)	$5,009.8	$(2,046.7)	$(150.0)	$2,805.9	$730.4	$3,536.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2021	2020
	in millions
Cash flows from operating activities:
Net earnings (loss)	$89.4	$(184.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	23.0	23.8
Depreciation and amortization	245.9	213.5
Impairment	2.3	1.7
Loss (gain) on dispositions	(8.6)	0.2
Amortization of debt financing costs, premiums and discounts, net	6.8	7.9
Realized and unrealized gains on derivative instruments, net	(114.9)	(17.4)
Foreign currency transaction losses, net	25.4	164.3
Loss on debt extinguishment	23.3	3.4
Deferred income tax expense (benefit)	7.2	(20.3)
Changes in operating assets and liabilities, net of the effect of acquisitions	(96.3)	(77.6)
Net cash provided by operating activities	203.5	114.9

Cash flows from investing activities:
Capital expenditures	(135.6)	(149.2)
Cash received upon dispositions	20.4	0.3
Other investing activities, net	(11.2)	1.8
Net cash used by investing activities	(126.4)	(147.1)

Cash flows from financing activities:
Borrowings of debt	696.0	539.6
Payments of principal amounts of debt and finance lease obligations	(288.3)	(48.8)
Net cash paid related to derivative instruments	(43.0)	(4.3)
Payment of financing costs and debt redemption premiums	(26.8)	(25.9)
Repurchase of Liberty Latin America common shares	—	(1.4)
Distributions to noncontrolling interest owners	—	(0.7)
Other financing activities, net	(4.9)	(3.1)
Net cash provided by financing activities	333.0	455.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.8	(8.5)

Net increase in cash, cash equivalents and restricted cash	412.9	414.7

Cash, cash equivalents and restricted cash:
Beginning of period	912.5	2,457.0
End of period	$1,325.4	$2,871.7

Cash paid for interest	$138.1	$145.3
Net cash paid for taxes	$14.7	$12.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements and related notes.
General
Liberty Latin America is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) VTR; and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiary, Cabletica. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B services in (i) over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama, (ii) Chile, through our reportable segment VTR, (iii) Costa Rica, through our reportable segment Cabletica, and (iv) Puerto Rico, through our reportable segment Liberty Puerto Rico. As a result of organizational changes during the first quarter of 2021, VTR and Cabletica are now each a separate operating and reportable segment rather than one segment. For additional information regarding our segment change, see note 18. Through our Networks & LatAm business, C&W Caribbean and Networks also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Unless otherwise indicated, ownership percentages and convenience translations into U.S. dollars are calculated as of March 31, 2021.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2020 Form 10-K.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. During the second quarter of 2020, we changed the presentation of certain operating costs and expenses in our condensed consolidated statements of operations in order to better align with management’s approach to monitoring and evaluating such costs. Specifically, we have combined the costs previously reported in the consolidated statement of operations’ captions “other operating” and “selling, general and administrative” into one line, which is now referred to as “other operating costs and expenses.” In conjunction with this change, we have provided additional disclosure of the nature of other operating costs and expenses by function, as set forth in note 12. This change in presentation did not have any impact on operating income, net loss or any of our key performance metrics. In addition, we have provided additional disclosure of the nature of our programming and other direct costs of services, as set forth in note 11.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2018-14
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which removes and modifies certain existing disclosure requirements and adds new disclosure requirements related to employer sponsored defined benefit pension or other postretirement plans. We adopted ASU 2018-14 effective January 1, 2021 and it did not have a material impact on the disclosures in our condensed consolidated financial statements.
Recent Accounting Pronouncements
ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the LIBOR, which regulators in the U.K. have announced will be phased out by the end of 2021. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in ASC 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. We do not currently expect that the phase out of LIBOR will have a material impact on our consolidated financial statements.
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
(3)    Current Expected Credit Losses
The changes in our trade receivables allowance for credit losses are set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Balance at beginning of period	$100.0	$87.3
Provision for expected losses	12.3	15.7
Write-offs	(13.5)	(10.3)
Foreign currency translation adjustments and other	(3.9)	6.5
Balance at end of period	$94.9	$99.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(4)    Acquisitions
Pending Acquisition
Telefónica-Costa Rica Acquisition. On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during the middle of 2021.
2020 Acquisition
AT&T Acquisition. On October 31, 2020, we acquired from AT&T all of the outstanding shares of the AT&T Acquired Entities, which following the closing of the AT&T Acquisition are referred to as Liberty Mobile and its subsidiaries. The operations acquired in the AT&T Acquisition provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands.
The United States Department of Justice, as a condition of approval of the AT&T Acquisition, required us to divest certain B2B operations that were a part of our then-existing operations in Puerto Rico; a condition that we fulfilled in January 2021 by divesting those same B2B operations for a stated purchase price of $22 million. During the three months ended March, 31, 2021, we recognized a gain on sale of $9 million, which is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.
AT&T will provide ongoing support to the AT&T Acquired Entities under the TSA for a period up to 36 months following the closing of the AT&T Acquisition. Services under the TSA include, but are not limited to, (i) network operations, (ii) customer service, (iii) finance and accounting, (iv) information technology, (v) sales and marketing and (vi) content-related services. We may terminate any services under the TSA upon sixty business days’ notice to AT&T in accordance with the terms and conditions of the TSA.
We have accounted for the AT&T Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of the AT&T Acquired Entities based on assessments of their respective fair values, and the excess of the total purchase price over the fair values of these identifiable net assets was allocated to goodwill. The purchase price allocation to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based on preliminary information. During the measurement period, we will adjust the values attributed to our preliminary opening balance sheet, most notably acquired property and equipment, intangible assets, leases and income taxes, as additional information is obtained about facts and circumstances that existed as of the closing date of the AT&T Acquisition and as we complete our evaluation of valuations provided by a third-party specialist.
The preliminary information available to us to allocate consideration to acquired spectrum intangible assets is impacted by limitations on our ability to obtain all necessary information regarding the assets acquired, resulting in the on-going analysis of market data to establish an estimate. We expect the valuation of the spectrum intangible assets, which are currently based upon the historical values of the AT&T Acquired Entities, will require the anticipated use of either an adjusted “market” approach, which requires the calibration of observable market inputs to reflect the fair value of the assets acquired, or a combination of an adjusted market-based approach with an income-based approach, which requires a wide range of assumptions and inputs, including forecasting costs associated with building a complementary asset base.
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
March 31, 2021
(unaudited)
A summary of the preliminary opening balance sheet of the AT&T Acquired Entities at the October 31, 2020 acquisition date is presented in the following table (in millions):

Trade receivables	$52.8
Prepaid expenses	0.1
Other current assets (a)	102.7
Goodwill (b)	317.7
Property and equipment	768.6
Intangible assets subject to amortization, net (c)	82.7
Intangible assets not subject to amortization (d)	894.4
Other assets (a) (e)	272.6
Accounts payable	(3.0)
Current portion of debt and finance lease obligations	(0.2)
Other accrued and current liabilities (e)	(64.3)
Long-term debt and finance lease obligations	(10.6)
Non-current deferred tax liabilities	(313.8)
Other long-term liabilities (e)	(167.3)
Total purchase price (f)	$1,932.4
(a)Other current assets and other assets include $67 million and $39 million, respectively, in equipment installment-plan receivables.
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
(c)Amount includes intangible assets related to customer relationships. At October 31, 2020 the preliminary assessment of the weighted average useful life of the acquired customer relationship intangible assets was approximately 10 years.
(d)Amount represents the preliminary value of spectrum licenses.
(e)Other assets, other accrued and current liabilities and other long-term liabilities include $182 million, $33 million and $163 million related to operating lease right-of-use assets, current operating lease obligations and non-current operating lease obligations, respectively.

(f)Amount excludes $51 million and $5 million of direct acquisition costs, incurred during 2020 and 2019, respectively. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Supplemental Pro Forma Information
The following unaudited pro forma financial information for the three months ended March 31, 2020 (in millions) is based on the historical carve-out financial statements of the AT&T Acquired Entities and is intended to provide information about how the AT&T Acquisition may have affected Liberty Latin America’s historical condensed consolidated financial statements if it had closed as of January 1, 2019. The pro forma financial information below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the AT&T Acquisition occurred on the date indicated nor should it be considered representative of our future financial condition or results of operations.

Revenue	$1,143.0
Net loss attributable to Liberty Latin America shareholders	$(153.3)
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
(5)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar, the CLP, the COP and the JMD. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2021			December 31, 2020
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$0.6	$20.6	$21.2	$0.7	$4.4	$5.1
Foreign currency forward contracts	0.1	—	0.1	—	—	—
Total	$0.7	$20.6	$21.3	$0.7	$4.4	$5.1

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$64.7	$239.8	$304.5	$71.4	$403.0	$474.4
Foreign currency forward contracts	13.0	1.0	14.0	18.8	—	18.8
Total	$77.7	$240.8	$318.5	$90.2	$403.0	$493.2
(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($21 million) and $33 million during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premiums paid associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended March 31,
	2021	2020
	in millions

Cross-currency and interest rate derivative contracts	$119.5	$9.3
Foreign currency forward contracts	0.7	10.5
Weather Derivatives	(5.3)	(2.4)
Total	$114.9	$17.4
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Three months ended March 31,
	2021	2020
	in millions

Operating activities	$(23.8)	$4.0
Investing activities	(0.7)	2.8
Financing activities (a)	(43.0)	(4.3)
Total	$(67.5)	$2.5
(a) The 2021 amount primarily relates to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. For additional information regarding our debt refinancing activity, see note 8.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2021, our exposure to counterparty credit risk resulting from our net derivative position was not material.
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
March 31, 2021
(unaudited)
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2021:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$56.3	COP	197,014.1	5.3

VTR	$1,440.0	CLP	1,145,413.0	5.5
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,250.0	6.5

Liberty Puerto Rico	$500.0	7.5

Cabletica	$53.5	2.3
(a)Includes forward-starting derivative instruments.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.8

Liberty Puerto Rico	$500.0	0.8
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth amounts due to and from our counterparties and the related weighted average remaining contractual lives of our foreign currency forward contracts at March 31, 2021:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

VTR	$230.9	CLP	175,956.8	0.7

Cabletica	$8.8	CRC	5,461.1	0.2
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. During the first quarter of 2021, we entered into a forward-starting interest rate floor at Liberty Puerto Rico associated with the refinancing of the LPR Credit Facilities. At March 31, 2021, the total notional amount of our interest rate floor was $500 million with a weighted average remaining contractual life of 7.5 years.
(6)    Fair Value Measurements
General
We record most of our derivative instruments at fair value. The reported fair values of our derivative instruments as of March 31, 2021 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate and cross-currency derivative contracts are quantified and further explained in note 5. Due to the lack of Level 2 inputs for the valuation of the Sable Currency Swaps held by Sable, we believe this valuation falls under Level 3 of the fair value hierarchy. The Sable Currency Swaps, which were settled during the first quarter of 2021, were our only Level 3 financial instruments. The fair value of the Sable Currency Swaps at December 31, 2020 was $1 million, which is included in other assets, net, in our condensed consolidated balance sheet. The change in the fair value of the Sable Currency Swaps resulted in net gains (losses) of ($1 million) and $10 million during the three months ended March 31, 2021 and 2020, respectively, which are reflected in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations.
Nonrecurring Fair Value Measurements
Fair value measurements are also used for purposes of nonrecurring valuations performed in connection with acquisition accounting and impairment assessments.
Acquisition Accounting
The nonrecurring valuations associated with acquisition accounting, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of property and equipment, customer relationships and spectrum intangible assets, as further described below:
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
During the three months ended March 31, 2021 we performed a nonrecurring valuation related to the preliminary acquisition accounting for the AT&T Acquisition. For information related to the status of valuation work associated with assets acquired in connection with the AT&T Acquisition, see note 4.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2021
	in millions

C&W Caribbean and Networks	$3,112.0	$—	$(33.5)	$3,078.5
C&W Panama	617.1	—	—	617.1
Liberty Puerto Rico	629.9	(34.5)	—	595.4
VTR	374.6	—	(3.6)	371.0
Cabletica	151.9	—	0.2	152.1
Total	$4,885.5	$(34.5)	$(36.9)	$4,814.1
Based on the results of our prior-year goodwill impairment test, if, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $1,624 million at each of March 31, 2021 and December 31, 2020.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2021	December 31, 2020
	in millions

Distribution systems	$5,348.3	$5,082.9
CPE	1,961.9	1,935.5
Support equipment, buildings and land	1,782.2	1,721.3
	9,092.4	8,739.7
Accumulated depreciation	(4,201.1)	(3,828.3)
Total	$4,891.3	$4,911.4
During the three months ended March 31, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $19 million and $24 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2021	December 31, 2020
	in millions

Customer relationships	$1,551.1	$1,554.8
Licenses and other	158.4	159.4
	1,709.5	1,714.2
Accumulated amortization	(904.5)	(855.3)
Total	$805.0	$858.9

(8)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2021			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

		in millions

Convertible Notes (d)	2.00%	—	$—	$396.9	$381.8	$402.5	$402.5
C&W Notes	6.74%	—	—	2,409.9	2,435.8	2,270.0	2,270.0
C&W Credit Facilities	2.78%	(e)	774.6	1,832.2	1,834.7	1,854.1	1,856.2
LPR Senior Secured Notes	6.12%	—	—	2,212.1	1,389.4	2,110.0	1,290.0
LPR Credit Facilities	3.86%	$167.5	167.5	500.0	1,002.5	500.0	1,000.0
VTR Notes	5.38%	—	—	1,570.8	1,239.7	1,500.0	1,150.0
VTR Credit Facilities	—%	(f)	262.6	—	243.8	—	244.5
Cabletica Credit Facilities (g)	8.55%	$15.0	15.0	119.1	119.3	119.7	119.6
Vendor financing (h)	2.33%	—	—	169.5	168.1	169.5	168.1
Total debt before premiums, discounts and deferred financing costs	5.11%		$1,219.7	$9,210.5	$8,815.1	$8,925.8	$8,500.9
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2021	December 31, 2020
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,925.8	$8,500.9
Premiums, discounts and deferred financing costs, net	(156.0)	(157.1)
Total carrying amount of debt	8,769.8	8,343.8
Finance lease obligations	13.1	13.4
Total debt and finance lease obligations	8,782.9	8,357.2
Less: Current maturities of debt and finance lease obligations	(162.8)	(161.9)
Long-term debt and finance lease obligations	$8,620.1	$8,195.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(a)Represents the weighted average interest rate in effect at March 31, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2021, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2021 compliance reporting requirements. At March 31, 2021, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At March 31, 2021, the carrying value of the Convertible Notes was $346 million and the unamortized debt discount on the Convertible Notes was $54 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar and Trinidad & Tobago dollar revolving credit facilities.
(f)The VTR Credit Facilities unused borrowing capacity comprises U.S. dollar and CLP revolving credit facilities.
(g)The Cabletica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(h)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $26 million and $33 million for the three months ended March 31, 2021 and 2020, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
The general terms of the notes we issued and credit facilities we entered into or amended during 2021 are as follows:

Borrowing group		Issued at		Interest rate	Borrowing	Non-cash component (a)
	Instrument		Maturity
					in millions

Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%	July 15, 2029	5.125%	$820.0	$500.0
Liberty Puerto Rico	2028 LPR Term Loan	100%	October 15, 2028	LIBOR + 3.75%	$500.0	$500.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.5%	(b)	N/A

VTR	2029 VTR Senior Secured Notes	100%	April 15, 2029	4.375%	$410.0	$60.0
VTR	VTR RCF – A	N/A	June 15, 2026	TAB + 3.35%	$—	N/A
N/A — Not applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(a)Represents the non-cash component of the financing, if any. Non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
(b)Total commitments under the LPR Revolving Credit Facility were increased by $43 million.
During 2021, we made repayments on the following debt instruments:

Borrowing group		Redemption price	Principal amount repaid			Non-cash component (b)	Loss on debt extinguishment
	Instrument		Borrowing currency		USD equivalent (a)
			in millions

Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0	$14.3

VTR	2028 VTR Senior Secured Notes	103%		$60.0	$60.0	$60.0	$2.1
VTR	VTR TLB-1 Facility	100%	CLP	140,900.0	$196.4	$—	$5.6
VTR	VTR TLB-2 Facility	100%	CLP	33,100.0	$46.1	$—	$1.3
(a)Translated at the transaction date, if applicable.
(b)Represents the non-cash component of the repayment, if any. Non-cash activity relates to cash repayments that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
Maturities of Debt
Maturities of our debt as of March 31, 2021 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2021 exchange rates:

	C&W	Liberty Puerto Rico	VTR	Cabletica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2021 (remainder of year)	$48.9	$—	$72.7	$—	$0.4	$122.0
2022	29.2	—	24.7	—	0.6	54.5
2023	124.6	—	—	—	0.8	125.4
2024	61.3	—	—	119.7	403.0	584.0
2025	144.6	—	—	—	—	144.6
2026	500.6	—	—	—	—	500.6
Thereafter	3,284.7	2,610.0	1,500.0	—	—	7,394.7
Total debt maturities	4,193.9	2,610.0	1,597.4	119.7	404.8	8,925.8
Premiums, discounts and deferred financing costs, net	(28.9)	(39.9)	(24.2)	(6.3)	(56.7)	(156.0)
Total debt	$4,165.0	$2,570.1	$1,573.2	$113.4	$348.1	$8,769.8
Current portion	$63.3	$—	$97.4	$—	$0.4	$161.1
Noncurrent portion	$4,101.7	$2,570.1	$1,475.8	$113.4	$347.7	$8,608.7
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(9)    Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2021	2020
	in millions

Operating lease expense:
Operating lease cost	$21.9	$11.8
Short-term lease cost	4.0	2.8
Total operating lease expense	$25.9	$14.6
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Certain other details of our operating leases are set forth in the tables below:

	March 31, 2021	December 31, 2020
	in millions

Operating lease right-of-use assets	$305.5	$328.6
Operating lease liabilities:
Current	$60.8	$63.2
Noncurrent	261.6	269.7
Total operating lease liabilities	$322.4	$332.9

Weighted-average remaining lease term	7.1 years	7.2 years

Weighted-average discount rate	5.4%	5.6%

	Three months ended March 31,
	2021	2020
	in millions

Operating cash flows from operating leases	$20.3	$10.1
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$10.3	$19.7
(a)Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2021 and 2020, respectively.
Our operating lease right-of-use assets are included in other assets, net, and our current and noncurrent operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2021 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2021 exchange rates.

Years ending December 31:
2021 (remainder of year)	$58.0
2022	64.7
2023	53.1
2024	45.6
2025	34.7
2026	30.8
Thereafter	105.6
Total operating lease liabilities on an undiscounted basis	392.5
Amount representing interest	(70.1)
Present value of operating lease liabilities	$322.4
(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2021, we have approximately $385 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of six years.
(11)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices, and other direct costs related to our operations.

Our programming and other direct costs of services by major category are set forth below.

	Three months ended March 31,
	2021	2020
	in millions

Programming and copyright	$111.8	$100.6
Interconnect	66.4	66.3
Equipment and other	102.0	43.9
Total programming and other direct costs	$280.2	$210.8
(12)    Other Operating Costs and Expenses
Other operating costs and expenses set forth in the table below comprise the following cost categories:

•Personnel and contract labor-related costs, which primarily include salary-related and cash bonus expenses, net of capitalizable labor costs, and temporary contract labor costs;

•Network-related expenses, which primarily include costs related to network access, system power, core network, CPE repair, maintenance and test costs;

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
•Service-related costs, which primarily include professional services, information technology-related services, audit, legal and other services;

•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers;

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment and other operating-related costs; and

•Share-based compensation expense that relates to (i) SARs, RSUs and PSUs issued to our employees and Directors and (ii) bonus-related expenses that will be paid in the form of equity.

Our other operating costs and expenses by major category are set forth below.

	Three months ended March 31,
	2021	2020
	in millions

Personnel and contract labor	$138.4	$124.5
Network-related	77.2	63.9
Service-related	47.5	38.3
Commercial	52.4	42.1
Facility, provision, franchise and other	114.9	87.5
Share-based compensation expense	23.0	23.8
Total other operating costs and expenses	$453.4	$380.1
(13)    Income Taxes
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
Income tax expense was $28 million and $6 million during the three months ended March 31, 2021 and 2020, respectively. This represents an effective income tax rate of (23.9)% and 3.1% for the three months ended March 31, 2021 and 2020, respectively, including items treated discretely.
For the three months ended March 31, 2021 and 2020, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.
(14)    Share-based Compensation
Performance Awards

During the three months ended March 31, 2021, we granted PSUs with respect to 0.7 million Class A common shares and 1.3 million Class C common shares, which have grant-date fair values of $11.76 and $11.48 per share, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(15)     Earnings or Loss per Share
Basic EPS is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our weighted average shares outstanding are set forth below:

	Three months ended March 31,
	2021	2020
Weighted average shares outstanding:
Basic	232,410,514	184,950,252
Diluted	252,970,163	184,950,252

We reported net earnings and a net loss attributable to Liberty Latin America shareholders during the three months ended March 31, 2021 and 2020, respectively. The potentially dilutive effect at March 31, 2021 and 2020 of the following items were not included in the computation of diluted earnings or loss per share for the respective period because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 17.6 million and 22.1 million, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of 2.0 million for both March 31, 2021 and 2020, and (iii) with respect to March 31, 2020, using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 18.1 million.
The details of the calculations of our basic and diluted EPS for the three months ended March 31, 2021 are set forth below in millions, except for share amounts:

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$87.8
Add back: interest expense and amortization of deferred financing costs and premiums associated with Convertible Notes (if-converted method)	5.9
Net earnings attributable to holders of Liberty Latin America Shares (diluted EPS computation)	$93.7
Denominator:
Weighted average shares (basic EPS computation)	232,410,514
Incremental shares attributable to the release of PSUs and RSUs upon vesting (treasury stock method)	1,065,970
Number of shares issuable under our Convertible Notes (if-converted method)	19,493,679
Weighted average shares (diluted EPS computation)	252,970,163
(16)    Equity
Common Share Issuance
During the first quarter of 2021, we issued 0.6 million and 1.2 million shares of Class A and Class C common shares, respectively, in settlement of certain bonus liabilities relating to the year ended December 31, 2020.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Share Repurchase Program
On March 16, 2020, our Directors approved the Share Repurchase Program, which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the three months ended March 31, 2020, we repurchased 55,338 and 114,975 Class A and Class C common shares, respectively. We did not repurchase any shares during the three months ended March 31, 2021. At March 31, 2021, the remaining amount authorized for share repurchases was $91 million.
(17)    Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2021:

	Payments due during:
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Programming commitments	$108.9	$90.6	$52.8	$43.1	$0.5	$—	$—	$295.9
Network and connectivity commitments	58.0	13.5	10.5	9.1	6.3	1.9	7.3	106.6
Purchase commitments	177.2	21.4	16.6	—	—	—	—	215.2
Other commitments	8.3	1.8	1.6	1.5	1.4	1.4	7.0	23.0
Total (a)	$352.4	$127.3	$81.5	$53.7	$8.2	$3.3	$14.3	$640.7
(a)    The commitments included in this table do not reflect any liabilities that are included in our March 31, 2021 condensed consolidated balance sheet.
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
Network and connectivity commitments include (i) domestic network service agreements with certain other telecommunications companies and (ii) VTR’s MVNO agreement. The amounts reflected in the above table with respect to our MVNO commitment represent fixed minimum amounts payable under this agreement and, therefore, may be significantly less than the actual amounts VTR ultimately pays in these periods.
Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2021 and 2020, see note 5.
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
Legal and Regulatory Proceedings and Other Contingencies
VTR Class Action. On August 25, 2020, VTR was notified that SERNAC had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. VTR was also notified in August about two additional class action complaints filed by consumer associations (ODECU and AGRECU) making similar claims and allegations. The class action complaint of ODECU was filed in the 21st Civil Court of Santiago, and the class action complaint of AGRECU was filed in the 26th Civil Court of Santiago. The complaint of SERNAC and ODECU seeks (i) the Court declare that VTR has infringed the rules of the Consumer Protection Law; (ii) the responsibility of VTR for such infractions and, if so, establish the corresponding fines; and (iii) compensatory damages. In the case of AGRECU, the complaint only seeks compensatory damages. On October 22, 2020, VTR was notified of a fourth class action complaint filed by Conadecus in the 16th Civil Court of Santiago alleging that VTR did not adhere to certain call center, technical visit and service level requirements under applicable law. We believe that the allegations contained in the complaints are without merit, in particular as it relates to VTR’s service and response during the pandemic and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing. Additionally, a liability, if any, or a reasonable range of loss is not currently determinable based upon the current facts and circumstances of these claims.
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
(18)    Segment Reporting
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and mobile services. Our corporate category includes our corporate operations. We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA or total assets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
As a result of organizational changes during the first quarter of 2021, VTR and Cabletica are now each an operating and reportable segment rather than one segment. Accordingly, as of March 31, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Cabletica.
For the 2020 period in the tables set forth below, the amounts presented exclude the pre-acquisition revenue, Adjusted OIBDA and property and equipment additions of the AT&T Acquired Entities, which were acquired on October 31, 2020. For more information regarding the AT&T Acquisition, see note 4.
Performance Measures of our Reportable Segments
We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes is presented below.
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

	Revenue
	Three months ended March 31,
	2021	2020
	in millions

C&W Caribbean and Networks	$429.8	$452.0
C&W Panama	122.0	138.3
Liberty Puerto Rico	361.3	104.6
VTR	210.3	206.4
Cabletica	36.2	33.7
Corporate	5.4	—
Intersegment eliminations	(5.1)	(4.0)
Total	$1,159.9	$931.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)

	Adjusted OIBDA
	Three months ended March 31,
	2021	2020
	in millions

C&W Caribbean and Networks	$181.3	$187.0
C&W Panama	44.0	45.8
Liberty Puerto Rico	149.9	50.5
VTR	70.5	80.1
Cabletica	14.1	13.3
Corporate	(10.5)	(12.8)
Total	$449.3	$363.9

The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended March 31,
	2021	2020
	in millions

Total Adjusted OIBDA	$449.3	$363.9
Share-based compensation expense	(23.0)	(23.8)
Depreciation and amortization	(245.9)	(213.5)
Impairment, restructuring and other operating items, net	(2.2)	(18.8)
Operating income	178.2	107.8
Interest expense	(126.4)	(143.3)
Realized and unrealized gains on derivative instruments, net	114.9	17.4
Foreign currency transaction losses, net	(25.4)	(164.3)
Losses on debt extinguishment	(23.3)	(3.4)
Other income (expense), net	(0.6)	6.8
Earnings (loss) before income taxes	$117.4	$(179.0)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments and corporate operations (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 7.

	Three months ended March 31,
	2021	2020
	in millions

C&W Caribbean and Networks	$49.6	$57.3
C&W Panama	10.7	13.2
Liberty Puerto Rico	33.7	13.3
VTR	46.7	40.9
Cabletica	7.3	4.0
Corporate	4.4	4.2
Total property and equipment additions	152.4	132.9
Assets acquired under capital-related vendor financing arrangements	(18.8)	(23.6)
Changes in current liabilities related to capital expenditures	2.0	39.9
Total capital expenditures	$135.6	$149.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
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

	Three months ended March 31, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$34.3	$6.2	$38.6	$78.3	$19.5	$—	$—	$176.9
Broadband internet	66.6	10.7	61.4	84.8	14.0	—	—	237.5
Fixed-line telephony	16.5	4.3	7.0	20.0	1.1	—	—	48.9
Total subscription revenue	117.4	21.2	107.0	183.1	34.6	—	—	463.3
Non-subscription revenue	10.7	2.5	4.2	3.4	1.6	—	—	22.4
Total residential fixed revenue	128.1	23.7	111.2	186.5	36.2	—	—	485.7
Residential mobile revenue:
Service revenue	71.8	39.3	117.4	13.2	—	—	—	241.7
Interconnect, inbound roaming, equipment sales and other (b)	11.4	10.3	72.1	2.3	—	5.4	—	101.5
Total residential mobile revenue	83.2	49.6	189.5	15.5	—	5.4	—	343.2
Total residential revenue	211.3	73.3	300.7	202.0	36.2	5.4	—	828.9
B2B revenue:
Service revenue (c)	150.8	48.7	52.1	8.3	—	—	(1.1)	258.8
Subsea network revenue	67.7	—	—	—	—	—	(4.0)	63.7
Total B2B revenue	218.5	48.7	52.1	8.3	—	—	(5.1)	322.5
Other revenue (d)	—	—	8.5	—	—	—	—	8.5
Total	$429.8	$122.0	$361.3	$210.3	$36.2	$5.4	$(5.1)	$1,159.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.
(b)The total amount includes $24 million of inbound roaming revenue and $57 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $3 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(d)Amount relates to revenue received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

	Three months ended March 31, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$37.3	$7.6	$35.3	$75.6	$19.4	$—	$175.2
Broadband internet	61.4	9.6	45.5	81.9	12.5	—	210.9
Fixed-line telephony	19.3	5.0	5.9	19.6	0.7	—	50.5
Total subscription revenue	118.0	22.2	86.7	177.1	32.6	—	436.6
Non-subscription revenue	13.1	3.8	4.6	4.9	1.1	—	27.5
Total residential fixed revenue	131.1	26.0	91.3	182.0	33.7	—	464.1
Residential mobile revenue:
Service revenue	78.8	44.2	—	14.6	—	—	137.6
Interconnect, inbound roaming, equipment sales and other (a)	13.7	11.8	—	2.0	—	—	27.5
Total residential mobile revenue	92.5	56.0	—	16.6	—	—	165.1
Total residential revenue	223.6	82.0	91.3	198.6	33.7	—	629.2
B2B revenue:
Service revenue (b)	157.7	56.3	13.3	7.8	—	(0.9)	234.2
Subsea network revenue	70.7	—	—	—	—	(3.1)	67.6
Total B2B revenue	228.4	56.3	13.3	7.8	—	(4.0)	301.8
Total	$452.0	$138.3	$104.6	$206.4	$33.7	$(4.0)	$931.0
(a)The total amount includes $8 million of inbound roaming revenue and $10 million of revenue from sales of mobile handsets and other devices.
(b) The total amount includes $3 million of revenue from sales of mobile handsets and other devices.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2021
(unaudited)
Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below.

	Three months ended March 31,
	2021	2020
	in millions

Puerto Rico	$347.3	$104.3
Chile	210.3	206.4
Panama	121.4	137.7
Networks & LatAm (a)	90.4	95.0
Jamaica	97.3	96.1
The Bahamas	45.0	49.3
Barbados	33.9	36.7
Trinidad and Tobago	39.7	40.8
Curacao	34.3	39.6
Costa Rica	36.2	33.7
Other (b)	104.1	91.4
Total	$1,159.9	$931.0
(a)The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W’s subsea and terrestrial fiber optic cable networks.
(b)The amounts primarily relate to a number of countries in which we have less significant operations, most of which are located in the Caribbean, and to a lesser extent, in Latin America.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q.
The following discussion and analysis, which should be read in conjunction with our 2020 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2021 and 2020.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of March 31, 2021.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the Telefónica-Costa Rica Acquisition, including the expected closing date; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; our Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2020 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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

•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquired Entities and with respect to the Telefónica-Costa Rica Acquisition;

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

•our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s Office of Foreign Assets Control; and

•events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes, volcanoes and other natural disasters, pandemics, including the COVID-19 pandemic, and other similar events.

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
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W Caribbean and Networks and C&W Panama, (ii) Puerto Rico, through Liberty Puerto Rico, (iii) Chile through VTR and (iv) Costa Rica through Cabletica. Through our Networks & LatAm business, C&W Caribbean and Networks also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Operations
At March 31, 2021, we (i) owned and operated fixed networks that passed 7,959,500 homes and served 6,262,300 RGUs, comprising 2,797,900 broadband internet subscribers, 1,957,100 video subscribers and 1,507,300 fixed-line telephony subscribers, and (ii) served 4,506,200 mobile subscribers.

During the first quarter of 2021, we completed an organizational change with respect to the management of CWP, VTR and Cabletica. As a result of this organizational change, VTR and Cabletica are now operating and reportable segments. Accordingly, as of March 31, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Cabletica.
As a result of the aforementioned segment change, we have revised the presentation of the discussion and analysis set forth below in order to align with the current segment presentation included in our condensed consolidated financial statements.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. To date, confirmed cases of COVID-19 have been experienced in each of the markets in which we operate. COVID-19 negatively impacted our operations during 2020 and has continued into the three months ended March 31, 2021, primarily within our C&W Caribbean and Networks, C&W Panama and VTR segments, due to resulting lockdowns, moratoriums, cancellation of live sporting events, and mobility, travel and tourism restrictions across many of the markets in which we operate. These factors collectively resulted in negative impacts to revenue, particularly within our B2B and mobile operations. The extent to which COVID-19 continues to impact our operational and financial performance will depend on certain developments, which include, among other factors:
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
•the impact on actual and expected customer receivable collection patterns;
•the impact on our employees, including that from labor shortages or work from home initiatives;
•the impacts on foreign currency and interest rate fluctuations; and
•the effect on our vendors and adverse impacts on our supply chain thereby impacting our customers’ ability to use our services.

Given the impacts of COVID-19 continue to evolve, the extent to which COVID-19 may further impact our financial condition or results of operations continues to be uncertain and cannot be predicted at this time. The heightened volatility of global markets resulting from COVID-19 further expose us to risks and uncertainties.
As COVID-19 continues to spread, we have taken, and expect to continue to take, a variety of measures to promote the safety and security of our employees, and ensure the availability of our communication services.
Telefónica-Costa Rica Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during the middle of 2021.
Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2021 and 2020 is affected by acquisitions, a disposal and FX. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. We (i) acquired (a) AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in October 2020 and (b) a small B2B operation in the Cayman Islands in July 2020, and (ii) in connection with the AT&T Acquisition and as further described in note 4 to our condensed consolidated financial statements, disposed of certain B2B operations in Puerto Rico in January 2021. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year period operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current-year period.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated financial statements) for the U.S. dollar per one Chilean peso depreciated by 10% for the three months ended March 31, 2021, as compared to the corresponding period in 2020. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
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
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our customers would result in increased pressure on our operating margins.
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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2021	2020
	in millions

Operating income	$178.2	$107.8
Share-based compensation expense	23.0	23.8
Depreciation and amortization	245.9	213.5
Impairment, restructuring and other operating items, net	2.2	18.8
Consolidated Adjusted OIBDA	$449.3	$363.9

The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico (a)	VTR	Cabletica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2020	$187.0	$45.8	$50.5	$80.1	$13.3	$(12.8)	$—	$363.9
Organic changes related to:
Revenue	(16.9)	(16.3)	21.1	(16.8)	5.2	5.4	(1.1)	(19.4)
Programming and other direct costs	6.5	6.2	(2.9)	1.4	(2.1)	—	0.6	9.7
Other operating costs and expenses	6.7	8.3	(1.8)	(1.1)	(1.2)	(3.1)	0.5	8.3
Non-organic increases (decreases):
FX	(2.4)	—	—	6.9	(1.1)	—	—	3.4
Acquisitions/disposition, net	0.4	—	83.0	—	—	—	—	83.4
March 31, 2021	$181.3	$44.0	$149.9	$70.5	$14.1	$(10.5)	$—	$449.3
(a)The organic change to Adjusted OIBDA resulting from an acquisition includes $8 million of net inbound roaming revenue.
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2021	2020
	%

C&W Caribbean and Networks	42.2	41.4
C&W Panama	36.1	33.1
Liberty Puerto Rico	41.5	48.3
VTR	33.5	38.8
Cabletica	39.0	39.5
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decrease in the Adjusted OIBDA margin for Liberty Puerto Rico is primarily related to the inclusion of Liberty Mobile operations following the AT&T Acquisition that generate a lower Adjusted OIBDA margin relative to the legacy operations. The decrease in the Adjusted OIBDA margin for VTR is primarily related to a decline in revenue, as further discussed below.

Revenue
All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) with the exception of Cabletica, residential mobile services, and (iii) with the exception of Cabletica, B2B services. C&W Caribbean and Networks also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.

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

The following table sets forth revenue by reportable segment:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages

C&W Caribbean and Networks	$429.8	$452.0	$(22.2)	(5)
C&W Panama	122.0	138.3	(16.3)	(12)
Liberty Puerto Rico	361.3	104.6	256.7	245
VTR	210.3	206.4	3.9	2
Cabletica	36.2	33.7	2.5	7
Corporate (a)	5.4	—	5.4	N.M
Intersegment eliminations	(5.1)	(4.0)	(1.1)	N.M.
Total	$1,159.9	$931.0	$228.9	25
N.M. — Not meaningful.
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.
Consolidated. The increase during the three months ended March 31, 2021, as compared to the corresponding period in 2020, includes (i) an increase of $242 million associated with the impact of acquisitions, (ii) a decrease of $5 million associated with the impact of a disposal and (iii) an increase of $11 million attributable to the impact of FX. Excluding the effects of acquisitions, a disposal and FX, revenue decreased $19 million or 2%. The organic decrease primarily includes increases (decreases) of ($17 million), ($16 million), $21 million, ($17 million) and $5 million at C&W Caribbean and Networks, C&W Panama, Liberty Puerto Rico, VTR, and Cabletica, respectively, as further discussed below.

C&W Caribbean and Networks. C&W Caribbean and Networks’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$34.3	$37.3	$(3.0)	(8)
Broadband internet	66.6	61.4	5.2	8
Fixed-line telephony	16.5	19.3	(2.8)	(15)
Total subscription revenue	117.4	118.0	(0.6)	(1)
Non-subscription revenue	10.7	13.1	(2.4)	(18)
Total residential fixed revenue	128.1	131.1	(3.0)	(2)
Residential mobile revenue:
Service revenue	71.8	78.8	(7.0)	(9)
Interconnect, inbound roaming, equipment sales and other (a)	11.4	13.7	(2.3)	(17)
Total residential mobile revenue	83.2	92.5	(9.3)	(10)
Total residential revenue	211.3	223.6	(12.3)	(6)
B2B revenue:
Service revenue	150.8	157.7	(6.9)	(4)
Subsea network revenue	67.7	70.7	(3.0)	(4)
Total B2B revenue	218.5	228.4	(9.9)	(4)
Total	$429.8	$452.0	$(22.2)	(5)
(a) Revenue from inbound roaming was $5 million and $7 million, respectively.

The details of the changes in C&W Caribbean and Networks’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.8
ARPU (b)	(6.1)
Decrease in residential fixed non-subscription revenue (c)	(2.1)
Total decrease in residential fixed revenue	(0.4)
Decrease in residential mobile service revenue (d)	(5.3)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other (e)	(2.1)
Decrease in B2B service revenue (f)	(5.8)
Decrease in B2B subsea network revenue (g)	(3.3)
Total organic decrease	(16.9)
Impact of an acquisition	2.0
Impact of FX	(7.3)
Total	$(22.2)

(a)The increase is primarily attributable to higher average broadband internet RGUs, which is partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services.
(c)The decrease is primarily attributable to lower volumes of interconnect revenue across most markets of this segment.

(d)The decrease is due to (i) lower average numbers of mobile subscribers as a result of COVID-19 impacts, and (ii) lower ARPU from mobile services as COVID-19 lockdowns and travel restrictions reduced (a) outbound roaming activity and (b) demand for mobile services.
(e)The decrease is primarily attributable to the net effect of (i) an organic decrease in inbound roaming fees, primarily related to travel restrictions associated with COVID-19, (ii) an increase in interconnect revenue and (iii) lower volumes of handset sales due to the temporary closure or reduced hours of physical stores, as a result of COVID-19-related lockdowns.
(f)The decrease is primarily due to (i) lower revenues from mobile and fixed services partially due to reduced or suspended service across our markets as a result of the COVID-19 lockdowns, and (ii) lower wholesale call volumes.
(g)The decrease is primarily attributable to the net effect of (i) a decrease related to $10 million recognized on a cash basis during the three months ended March 31, 2020 for services provided to a significant customer, (ii) a $6 million increase associated with the renegotiation of a customer contract during the three months ended March 31, 2021, and (iii) an increase associated with continued demand for telecommunications capacity on our subsea network during COVID-19.
C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$6.2	$7.6	$(1.4)	(18)
Broadband internet	10.7	9.6	1.1	11
Fixed-line telephony	4.3	5.0	(0.7)	(14)
Total subscription revenue	21.2	22.2	(1.0)	(5)
Non-subscription revenue	2.5	3.8	(1.3)	(34)
Total residential fixed revenue	23.7	26.0	(2.3)	(9)
Residential mobile revenue:
Service revenue	39.3	44.2	(4.9)	(11)
Interconnect, inbound roaming, equipment sales and other (a)	10.3	11.8	(1.5)	(13)
Total residential mobile revenue	49.6	56.0	(6.4)	(11)
Total residential revenue	73.3	82.0	(8.7)	(11)
B2B service revenue	48.7	56.3	(7.6)	(13)
Total	$122.0	$138.3	$(16.3)	(12)
The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.3
ARPU (b)	(2.3)
Decrease in residential fixed non-subscription revenue (c)	(1.3)
Total decrease in residential fixed revenue	(2.3)
Decrease in residential mobile service revenue (d)	(4.9)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(1.5)
Decrease in B2B service revenue (f)	(7.6)
Total organic decrease	$(16.3)

(a)The increase is primarily attributable to higher average broadband internet RGUs, partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services.
(c)The decrease is primarily attributable to a decrease in payphone revenue.
(d)The decrease is due to (i) lower ARPU from mobile services as a result of (a) COVID-19 lockdowns negatively impacting customers’ ability to recharge handset devices and (b) increased competition and (ii) lower average numbers of mobile subscribers, primarily resulting from the impacts of COVID-19.
(e)The decrease is primarily attributable to lower volumes of handset sales, as COVID-19 related lockdowns negatively impacted customers’ ability to purchase handsets.
(f)The decrease is primarily due to lower revenues from managed services, primarily driven by certain non-recurring projects that have been put on hold due to the economic uncertainty of the impact of COVID-19.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$38.6	$35.3	$3.3	9
Broadband internet	61.4	45.5	15.9	35
Fixed-line telephony	7.0	5.9	1.1	19
Total subscription revenue	107.0	86.7	20.3	23
Non-subscription revenue	4.2	4.6	(0.4)	(9)
Total residential fixed revenue	111.2	91.3	19.9	22
Residential mobile revenue:
Service revenue	117.4	—	117.4	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	72.1	—	72.1	N.M.
Total residential mobile revenue	189.5	—	189.5	N.M.
Total residential revenue	300.7	91.3	209.4	229
B2B service revenue	52.1	13.3	38.8	292
Other revenue (b)	8.5	—	8.5	N.M.
Total	$361.3	$104.6	$256.7	245
N.M. — Not Meaningful.
(a)Revenue from inbound roaming was $19 million during three months ended March 31, 2021.
(b)Amount relates to funds received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.1
ARPU (b)	12.2
Decrease in residential fixed non-subscription revenue	(0.4)
Total increase in residential fixed revenue	19.9
Increase in B2B service	1.2
Total organic increase	21.1
Impact of an acquisition and a disposition, net	235.6
Total	$256.7
(a)The increase is primarily attributable to higher average broadband internet and video RGUs. The higher average broadband internet RGUs are partially due to higher demand as a result of COVID-19 work-from-home mandates, which subsequently led to increased purchases of video products as a result of bundling offers.
(b)The increase is primarily due to (i) higher ARPU from broadband internet and video services and (ii) the impact to the comparison resulting from $2 million of credits provided to customers during 2020 in connection with the earthquakes that impacted Puerto Rico in January 2020.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$78.3	$75.6	$2.7	4
Broadband internet	84.8	81.9	2.9	4
Fixed-line telephony	20.0	19.6	0.4	2
Total subscription revenue	183.1	177.1	6.0	3
Non-subscription revenue	3.4	4.9	(1.5)	(31)
Total residential fixed revenue	186.5	182.0	4.5	2
Residential mobile revenue:
Service revenue	13.2	14.6	(1.4)	(10)
Interconnect, inbound roaming, equipment sales and other	2.3	2.0	0.3	15
Total residential mobile revenue	15.5	16.6	(1.1)	(7)
Total residential revenue	202.0	198.6	3.4	2
B2B service revenue	8.3	7.8	0.5	6
Total	$210.3	$206.4	$3.9	2
The details of the changes in VTR’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below (in millions):

Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(6.9)
ARPU (b)	(5.1)
Decrease in residential fixed non-subscription revenue (c)	(1.8)
Total decrease in residential fixed revenue	(13.8)
Decrease in residential mobile service revenue (d)	(2.7)
Change in residential mobile interconnect, inbound roaming, equipment sales and other revenue	—
Decrease in B2B service revenue	(0.3)
Total organic decrease	(16.8)
Impact of FX	20.7
Total	$3.9
(a)The decrease is attributable to lower average broadband internet, video and fixed-line telephony RGUs.
(b)The decrease is primarily due to lower ARPU from broadband internet and video services, partially a result of continued high levels of competition.
(c)The decrease is primarily attributable to lower activations, installations and reconnects.
(d)The decrease is due to lower ARPU from mobile services and lower average numbers of mobile subscribers.

Cabletica. Cabletica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$19.5	$19.4	$0.1	1
Broadband internet	14.0	12.5	1.5	12
Fixed-line telephony	1.1	0.7	0.4	57
Total subscription revenue	34.6	32.6	2.0	6
Non-subscription revenue	1.6	1.1	0.5	45
Total	$36.2	$33.7	$2.5	7
The details of the changes in Cabletica’s revenue during three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.5
ARPU (b)	3.0
Increase in residential fixed non-subscription revenue	0.7
Total organic increase	5.2
Impact of FX	(2.7)
Total	$2.5
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The increase is primarily due to higher ARPU from video and broadband internet services.
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
Consolidated. The following table sets forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis.

				Increase (decrease) from:
	Three months ended March 31,		Increase	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$111.8	$100.6	$11.2	$3.6	$3.0	$4.6
Interconnect	66.4	66.3	0.1	(0.8)	8.7	(7.8)
Equipment and other	102.0	43.9	58.1	0.2	64.4	(6.5)
Total programming and other direct costs	$280.2	$210.8	$69.4	$3.0	$76.1	$(9.7)

C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$23.7	$24.8	$(1.1)	$(0.5)	$—	$(0.6)
Interconnect	37.6	44.6	(7.0)	(1.7)	—	(5.3)
Equipment and other	16.6	16.5	0.1	(0.2)	0.9	(0.6)
Total programming and other direct costs	$77.9	$85.9	$(8.0)	$(2.4)	$0.9	$(6.5)
•Interconnect: The organic decrease is primarily due to (i) lower wholesale call volumes and (ii) other individually insignificant decreases.
C&W Panama. The following table sets forth the organic changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,		Organic decrease
	2021	2020
	in millions

Programming and copyright	$3.7	$4.2	$(0.5)
Interconnect	9.9	10.4	(0.5)
Equipment and other	17.6	22.8	(5.2)
Total programming and other direct costs	$31.2	$37.4	$(6.2)
•Equipment and other: The organic decrease is primarily due to (i) a decrease driven by certain non-recurring projects that have been put on hold due to the economic uncertainty of the impact of COVID-19 and (ii) lower volumes of mobile handset sales.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

				Increase from:
	Three months ended March 31,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$27.2	$22.0	$5.2	$3.0	$2.2
Interconnect	11.5	2.1	9.4	8.7	0.7
Equipment and other	63.5	—	63.5	63.5	—
Total programming and other direct costs	$102.2	$24.1	$78.1	$75.2	$2.9
•Programming and copyright: The organic increase is primarily attributable to (i) higher programming rates and (ii) a higher average number of video subscribers.

VTR. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$48.4	$41.3	$7.1	$4.8	$2.3
Interconnect	9.6	11.2	(1.6)	1.0	(2.6)
Equipment and other	4.0	4.7	(0.7)	0.4	(1.1)
Total programming and other direct costs	$62.0	$57.2	$4.8	$6.2	$(1.4)
•Programming and copyright: The organic increase is primarily due to an increase of $2 million in the foreign currency impact of programming contracts denominated in U.S. dollars. In addition, the change includes (i) a net increase in basic content costs due to higher rates, which were partially offset by lower volumes and (ii) a decrease in premium content cost rates.
•Interconnect: The organic decrease is primarily due to lower rates.
•Equipment and other: The organic decrease is primarily due to lower volumes of equipment sales.
Cabletica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Cabletica segment.

	Three months ended March 31,			Increase (decrease) from:
	2021	2020	Increase	FX	Organic
	in millions

Programming and copyright	$8.8	$8.3	$0.5	$(0.7)	$1.2
Interconnect	1.4	1.2	0.2	(0.1)	0.3
Equipment and other	0.8	0.2	0.6	—	0.6
Total programming and other direct costs	$11.0	$9.7	$1.3	$(0.8)	$2.1
•Programming and copyright: The organic increase is primarily due to an increase in certain premium content costs.
Other operating costs and expenses
Other operating costs and expenses set forth in the tables below comprise the following cost categories:
•Personnel and contract labor-related costs, which primarily include salary-related and cash bonus expenses, net of capitalizable labor costs, and temporary contract labor costs;

•Network-related expenses, which primarily include costs related to network access, system power, core network, CPE repair, maintenance and test costs;

•Service-related costs, which primarily include professional services, information technology-related services, audit, legal and other services;

•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers;

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment and other operating-related costs; and

•Share-based compensation expense that relates to (i) SARs, RSUs and PSUs issued to our employees and Directors and (ii) bonus-related expenses that will be paid in the form of equity.

Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$138.4	$124.5	$13.9	$0.5	$20.7	$(7.3)
Network-related	77.2	63.9	13.3	1.1	8.2	4.0
Service-related	47.5	38.3	9.2	0.7	7.7	0.8
Commercial	52.4	42.1	10.3	1.7	7.8	0.8
Facility, provision, franchise and other	114.9	87.5	27.4	0.3	33.7	(6.6)
Share-based compensation expense	23.0	23.8	(0.8)	0.2	0.4	(1.4)
Total other operating costs and expenses	$453.4	$380.1	$73.3	$4.5	$78.5	$(9.7)
For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.
C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)		An acquisition	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$64.3	$67.3	$(3.0)	$(0.9)	$0.7	$(2.8)
Network-related	37.8	35.4	2.4	(0.6)	—	3.0
Service-related	17.7	18.9	(1.2)	(0.1)	—	(1.1)
Commercial	11.2	13.2	(2.0)	(0.4)	—	(1.6)
Facility, provision, franchise and other	39.6	44.3	(4.7)	(0.5)	—	(4.2)
Share-based compensation expense	6.2	6.9	(0.7)	—	0.4	(1.1)
Total other operating costs and expenses	$176.8	$186.0	$(9.2)	$(2.5)	$1.1	$(7.8)
•Personnel and contract labor: The organic decrease is primarily due to lower salaries and other personnel costs, mainly associated with the benefit of certain ongoing restructuring activities.
•Network-related: The organic increase is primarily due to higher maintenance costs.
•Commercial: The organic decrease is primarily due to lower marketing and sales costs, largely due to reductions in promotional and sponsorship costs, as a result of certain adverse economic impacts caused by the COVID-19 pandemic across our markets.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to (i) lower travel and entertainment costs due to the curtailment of such costs as a result of the impact of COVID-19 and (ii) lower bad debt provisions.

C&W Panama. The following table sets forth the organic changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$17.2	$20.6	$(3.4)
Network-related	9.8	11.5	(1.7)
Service-related	3.9	4.3	(0.4)
Commercial	5.1	5.7	(0.6)
Facility, provision, franchise and other	10.8	13.0	(2.2)
Share-based compensation expense	0.7	0.5	0.2
Total other operating costs and expenses	$47.5	$55.6	$(8.1)
•Personnel and contract labor: The organic decrease is primarily due to lower salaries and other personnel costs, primarily associated with the benefit of certain ongoing restructuring activities.
•Network-related: The organic decrease is primarily due to lower maintenance costs.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower bad debt provisions.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

				Increase (decrease) from:
	Three months ended March 31,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Personnel and contract labor	$32.4	$10.8	$21.6	$20.0	$1.6
Network-related	9.2	1.2	8.0	8.2	(0.2)
Service-related	10.4	3.0	7.4	7.7	(0.3)
Commercial	12.0	2.6	9.4	7.8	1.6
Facility, provision, franchise and other	45.2	12.4	32.8	33.7	(0.9)
Share-based compensation expense	3.0	1.4	1.6	—	1.6
Total other operating costs and expenses	$112.2	$31.4	$80.8	$77.4	$3.4
•Personnel and contract labor: The organic increase is primarily due to higher salaries and other personnel costs.
•Service-related: We incurred $1 million of integration costs associated with the AT&T Acquisition in each of the first quarters of 2021 and 2020. The integration costs incurred during 2021 are included in the increase from an acquisition (disposition), net, in the above table and are expected to grow significantly in future quarters.
•Commercial: The organic increase is primarily due to higher call center volumes.

VTR. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our VTR segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$16.1	$14.9	$1.2	$1.6	$(0.4)
Network-related	19.3	14.3	5.0	1.9	3.1
Service-related	10.1	8.6	1.5	0.9	0.6
Commercial	22.3	19.8	2.5	2.3	0.2
Facility, provision, franchise and other	10.0	11.5	(1.5)	0.9	(2.4)
Share-based compensation expense	1.9	1.9	—	0.2	(0.2)
Total other operating costs and expenses	$79.7	$71.0	$8.7	$7.8	$0.9

•Network-related: The organic increase is primarily due to higher volumes of network access-related contracted labor.
•Commercial: The organic increase is primarily due to the net effect of (i) higher call center volumes and (ii) a decrease in marketing and advertising expenses.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower bad debt provisions.
Cabletica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Cabletica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$3.4	$4.8	$(1.4)	$(0.2)	$(1.2)
Network-related	2.1	2.0	0.1	(0.2)	0.3
Service-related	0.8	0.4	0.4	(0.1)	0.5
Commercial	1.8	0.8	1.0	(0.2)	1.2
Facility, provision, franchise and other	3.0	2.7	0.3	(0.1)	0.4
Share-based compensation expense	0.1	0.2	(0.1)	—	(0.1)
Total other operating costs and expenses	$11.2	$10.9	$0.3	$(0.8)	$1.1
•Service-related: During the first quarter of 2021, we have incurred a minor amount of integration costs related to the pending Telefónica-Costa Rica Acquisition. These costs are expected to grow during the remainder of 2021.
Corporate. The following table sets forth the organic changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$5.0	$6.1	$(1.1)
Service-related	4.6	3.1	1.5
Facility, provision, franchise and other	6.3	3.6	2.7
Share-based compensation expense	11.1	12.9	(1.8)
Total other operating costs and expenses	$27.0	$25.7	$1.3

•Facility, provision, franchise and other: The organic increase is primarily attributable to higher expenses associated with a mobile handset insurance program that began during the fourth quarter of 2020 following the closing of the AT&T Acquisition.
Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense remained relatively flat during the three months ended March 31, 2021, as compared to the corresponding period in 2020.
Depreciation and amortization
Our depreciation and amortization expense increased $32 million or 15% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily due to the net effect of (i) an increase of $30 million following the closing of the AT&T Acquisition, (ii) an increase in property and equipment additions, primarily associated with the installation of CPE, baseline related additions and the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $2 million and $19 million during the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, we recognized a gain of $9 million on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021, which was more than offset by direct acquisition costs of $7 million, and impairment and restructuring costs.
During the three months ended March 31, 2020, we incurred (i) impairment charges of $2 million, (ii) restructuring charges of $9 million and (iii) direct acquisition costs of $8 million. The restructuring charges, which are primarily related to C&W Caribbean and Networks and VTR, include (i) employee severance and termination costs related to certain reorganization activities and (ii) contract termination and other related charges. The direct acquisition costs primarily related to the AT&T Acquisition.
Interest expense
Our interest expense decreased $17 million during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily due to the net effect of (i) lower weighted-average interest rates and (ii) higher average outstanding debt balances.
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

Realized and unrealized gains on derivative instruments, net
Our realized and unrealized gains or losses on derivative instruments primarily include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended March 31,
	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a)	$119.5	$9.3
Foreign currency forward contracts	0.7	10.5
Weather Derivatives (b)	(5.3)	(2.4)
Total	$114.9	$17.4
(a)The gain during the three months ended March 31, 2021 is primarily attributable to the net effect of (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. In addition, the gain during the 2021 period includes a net loss of $21 million resulting from changes in our credit risk valuation adjustments. The gain during the three months ended March 31, 2020 is primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar and (ii) changes in interest rates. In addition, the gain during the 2020 period includes a net gain of $33 million resulting from changes in our credit risk valuation adjustments, which is primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak.
(b)Amounts represent the amortization of the premiums associated with our Weather Derivatives.
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

	Three months ended March 31,
	2021	2020
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(4.1)	$(158.7)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(16.2)	3.2
Other	(5.1)	(8.8)
Total	$(25.4)	$(164.3)
Losses on debt extinguishment
We recognized losses on debt extinguishment of $23 million and $3 million during the three months ended March 31, 2021 and 2020, respectively. The losses during 2021 are associated with (i) the write-off of unamortized discounts and deferred financing costs related to the repayment of the 2026 SPV Credit Facility, (ii) the payment of breakage fees and the write-off of unamortized deferred financing costs related to the repayments of the VTR TLB-1 Facility and VTR TLB-2 Facility and (iii) the payment of redemption premiums and the write-off of unamortized deferred financing costs related to the partial redemption of the 2028 VTR Senior Secured Notes. The losses during 2020 are associated with the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility.

For additional information concerning our losses on debt extinguishment, see note 8 to our condensed consolidated financial statements.
Other income, net
Our other income and expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, and (ii) interest income on cash, cash equivalents and restricted cash.
We recognized other income (expense), net, of ($1 million) and $7 million during the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2020, we generated interest income on restricted cash held in escrow in advance of the closing of the AT&T Acquisition.
Income tax expense
We recognized income tax expense of $28 million and $6 million during the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021 and 2020, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.
Net earnings (loss)
The following table sets forth selected summary financial information of our net earnings:

	Three months ended March 31,
	2021	2020
	in millions

Operating income	$178.2	$107.8
Net non-operating expenses	$(60.8)	$(286.8)
Income tax expense	$(28.0)	$(5.6)
Net earnings (loss)	$89.4	$(184.6)
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
Net earnings or loss attributable to noncontrolling interests
We reported net earnings (loss) attributable to noncontrolling interests of $2 million and ($4 million) during the three months ended March 31, 2021 and 2020, respectively.

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2021, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2021. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$197.7
Unrestricted subsidiaries (b)	359.4
Total Liberty Latin America and unrestricted subsidiaries	557.1
Borrowing groups (c):
C&W	474.7
Liberty Puerto Rico	128.1
VTR	138.5
Cabletica	7.2
Total borrowing groups	748.5
Total cash and cash equivalents	$1,305.6
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

In March 2020, our Directors approved the Share Repurchase Program. There were no share repurchases under this program during the three months ended March 31, 2021. For additional information regarding our Share Repurchase Program, see note 16 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2021, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our condensed consolidated financial statements.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2021, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2021, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,939 million, including $163 million that is classified as current in our condensed consolidated balance sheet and $7,395 million that is not due until 2027 or thereafter. At March 31, 2021, $8,533 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at March 31, 2021 is $170 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 8 to our condensed consolidated financial statements.

The weighted average interest rate in effect at March 31, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at March 31, 2021 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.66%
Liberty Puerto Rico	0.39%
VTR	0.48%
Cabletica	1.26%
Liberty Latin America borrowing groups	0.53%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at March 31, 2021.
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

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three months ended March 31,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$203.5	$114.9	$88.6
Net cash used by investing activities	(126.4)	(147.1)	20.7
Net cash provided by financing activities	333.0	455.4	(122.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.8	(8.5)	11.3
Net increase in cash, cash equivalents and restricted cash	$412.9	$414.7	$(1.8)
Operating Activities. The increase in cash provided by operating activities is primarily due to the net impact of (i) an increase in Adjusted OIBDA of our Liberty Puerto Rico segment and (ii) a decrease resulting from a $28 million increase in cash used related to derivative activities.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decline in cash used for capital expenditures, as further discussed below, (ii) cash proceeds from asset dispositions, and (iii) cash used for investments.

The capital expenditures that we report in our condensed consolidated statements of cash flows, which includes cash paid for property and equipment and intangible assets acquired not part of an acquisition, does not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Property and equipment additions	$152.4	$132.9
Assets acquired under capital-related vendor financing arrangements	(18.8)	(23.6)
Changes in current liabilities related to capital expenditures	2.0	39.9
Capital expenditures	$135.6	$149.2
The increase in our property and equipment additions during the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to increases related to capacity and CPE-related additions. During the three months ended March 31, 2021 and 2020, our property and equipment additions represented 13.1% and 14.3% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2021, we generated $333 million of cash from financing activities primarily due to $408 million of net borrowings of debt, which was partially offset by $43 million related to payments of derivatives and $27 million related to payments of financing costs and debt premiums. During the three months ended March 31, 2020, we received $455 million in net cash from financing activities, primarily due to $540 million of net borrowings of debt, which was slightly offset by $26 million related to payments of financing costs and debt premiums and $49 million related to payment of principal amounts of debt and finance lease obligations.

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
The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2021	2020
	in millions

Net cash provided by operating activities	$203.5	$114.9
Cash payments for direct acquisition and disposition costs	4.6	1.4
Expenses financed by an intermediary (a)	26.0	32.5
Capital expenditures	(135.6)	(149.2)
Distributions to noncontrolling interest owners	—	(0.7)
Principal payments on amounts financed by vendors and intermediaries	(42.5)	(43.8)
Pre-acquisition interest payments (receipts), net (b)	2.2	(3.0)
Principal payments on finance leases	(0.5)	(0.6)
Adjusted free cash flow	$57.7	$(48.5)
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
(b)The amount for the 2021 period primarily relates to the Cabletica Term Loan B-1 Facility and Cabletica Term Loan B-2 Facility that were entered into in advance of the Telefónica-Costa Rica Acquisition. The amount for the 2020 period represents interest paid on pre-acquisition debt related to the AT&T Acquisition, net of interest received on cash held in escrow in advance of the closing of the AT&T Acquisition.
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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2021:

	Payments due during							Total
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	in millions

Debt (excluding interest)	$122.0	$54.5	$125.4	$584.0	$144.6	$500.6	$7,394.7	$8,925.8
Finance leases (excluding interest)	1.5	2.5	2.3	2.2	2.2	2.2	0.2	13.1
Operating leases	58.0	64.7	53.1	45.6	34.7	30.8	105.6	392.5
Programming commitments	108.9	90.6	52.8	43.1	0.5	—	—	295.9
Network and connectivity commitments	58.0	13.5	10.5	9.1	6.3	1.9	7.3	106.6
Purchase commitments	177.2	21.4	16.6	—	—	—	—	215.2
Other commitments	8.3	1.8	1.6	1.5	1.4	1.4	7.0	23.0
Total (a)	$533.9	$249.0	$262.3	$685.5	$189.7	$536.9	$7,514.8	$9,972.1
Projected cash interest payments on debt and finance lease obligations (b)	$306.2	$460.3	$455.5	$449.0	$428.2	$420.2	$580.6	$3,100.0
(a)The commitments included in this table do not reflect any liabilities that are included in our March 31, 2021 condensed consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($48 million at March 31, 2021) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.
(b)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our debt, operating lease obligations and commitments, see notes 8, 9 and 17, respectively, to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2021 and 2020, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K. The following discussion updates selected numerical information to March 31, 2021.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At March 31, 2021, $138 million or 11% of our cash balance was denominated in Chilean pesos.
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2021	December 31, 2020
Spot rates:
CLP	718.73	711.78
JMD	146.13	142.41
CRC	612.29	613.19

	Three months ended March 31,
	2021	2020
Average rates:
CLP	725.54	804.03
JMD	148.35	136.83
CRC	613.03	571.02
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2021, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at March 31, 2021, an instantaneous increase (decrease) of 10% in the Chilean peso to the U.S. dollar exchange rate would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 146 billion or $203 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $124 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $32 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments due during:							Total
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments, net:
Interest-related (a)	$31.1	$77.1	$59.5	$58.0	$58.0	$57.6	$88.1	$429.4
Principal-related (b)	—	—	—	—	—	138.7	12.2	150.9
Other (c)	12.5	1.6	—	—	—	—	—	14.1
Total	$43.6	$78.7	$59.5	$58.0	$58.0	$196.3	$100.3	$594.4
(a)Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.
(b)Includes the principal-related cash flows of our cross-currency derivative contracts.
(c)Includes amounts related to our foreign currency forward contracts.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer (the Executives), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2021.
Management’s Remediation Plans

Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
During the fiscal quarter, changes in our internal control over financial reporting include that we:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•enhanced information and communication regarding the importance of strong internal controls, the ongoing remedial efforts, and continued improvement,
•hired additional Technology and Information Compliance staff to design, implement and monitor the execution of general IT controls, including the system development lifecycle process,
•created templates and control guidance to facilitate compliance with control activities and held trainings to reinforce control concepts and responsibilities for control performers,
•enhanced contractual language in the master agreement template to strengthen oversight, communication, and evaluation of third-party service providers; and,
•implemented additional monitoring activities by senior leadership around our phased approach to remediation of control activities.

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

There were no repurchases of our Class A or C common shares during the three months ended March 31, 2021. At March 31, 2021, the remaining amount authorized for repurchases of Liberty Latin America Shares was $91 million.

Item 6.    EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture dated March 30, 2021, between LCPR Senior Secured Financing Designated Activity Company (“LCPR”), BNY Mellon Corporate Trustee Services Limited, as Trustee, The Bank of New York Mellon, London Branch as Paying Agent, The Bank of New York Mellon, London Branch as Registrar and Transfer Agent, and The Bank of Nova Scotia as Security Trustee relating to LCPR’s 5.125% senior secured notes due 2029.*

10.1	Amended and Restated Credit Agreement dated March 22, 2021 and entered into between, among others, Liberty Communications of Puerto Rico LLC and The Bank of Nova Scotia.*
10.2
Additional Facility Joinder Agreement dated March 25, 2021 and entered into between, among others, LCPR Loan Financing LLC, LCPR Senior Secured Financing Designated Activity Company, and The Bank of Nova Scotia.*

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

LIBERTY LATIN AMERICA LTD.

Dated:	May 5, 2021	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 5, 2021	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer