Form 10-Q
period 2021-06-30
Liberty Latin America Ltd.
filed 2021-08-04
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2021 was: 48,482,714 Class A; 1,932,015 Class B; and 182,648,663 Class C.

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

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2028 LPR Term Loan	$500 million principal amount of LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Secured Notes	$540 million principal amount of 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 VTR Senior Secured Notes	$410 million principal amount of 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount of 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
AGRECU	Asociación Gremial de Consumidores Y Usuarios de Chile
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, AT&T Mobility Puerto Rico Inc., AT&T Mobility Virgin Islands Inc. and Beach Holding Corporation
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-5 Facility; (ii) C&W Revolving Credit Facility; and (iii) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, C&W Jamaica and Columbus Communications Trinidad Limited
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2026, of C&W
C&W Term Loan B-4 Facility	$1,640 million principal amount term loan B-4 facility of C&W (repaid during 2020)
C&W Term Loan B-5 Facility	$1,510 million principal amount of LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
Cabletica	Cabletica S.A., an indirectly 80%-owned subsidiary; a reportable segment that owns most of our operations in Costa Rica
Cabletica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility

GLOSSARY OF DEFINED TERMS – (Continued)

Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$49 million principal amount of LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 43 billion principal amount of TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
CLP	Chilean peso
Convertible Notes	$403 million principal amount of 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rica colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
Directors	Members of Liberty Latin America’s board of directors
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Cablevision of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; (ii) 2028 LPR Term Loan; and (iii) at December 31, 2020, 2026 SPV Credit Facility
LPR Revolving Credit Facility	$168 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
MVNO	Mobile virtual network operator
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
ODECU	La Organización de Consumidores y Usuarios de Chile
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
Sable	Sable International Finance Limited, a wholly-owned subsidiary of C&W
Sable Currency Swaps	U.S. dollar to the Jamaican dollar cross-currency swaps held by Sable
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Share Repurchase Program	The share repurchase program for up to $100 million of our Class A and/or Class C common shares over two years that was authorized by our Directors on March 16, 2020

GLOSSARY OF DEFINED TERMS – (Continued)

TAB	Tasa Activa Bancaria interest rate
TBP	Tasa Básica Pasiva interest rate
Telefónica-Costa Rica Acquisition	Pending acquisition of Telefónica S.A.’s wireless operations in Costa Rica
TSA
Transition services agreement dated October 31, 2020 by and between AT&T and Leo Cable LP, a wholly-owned subsidiary of Liberty Latin America, for a period up to 36 months following the closing of the AT&T Acquisition

U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; (ii) VTR RCF – B; and (iii) at December 31, 2020, the VTR TLB-1 and VTR TLB-2 facilities
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount of ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount of 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,311.1	$894.2
Trade receivables, net of allowances of $91.6 million and $100.0 million, respectively	591.6	560.7
Prepaid expenses	91.0	62.6
Other current assets, net	527.2	434.4
Total current assets	2,520.9	1,951.9

Goodwill	4,775.2	4,885.5
Property and equipment, net	4,873.1	4,911.4
Intangible assets subject to amortization, net	755.3	858.9
Intangible assets not subject to amortization	1,465.0	1,465.6
Other assets, net	1,108.4	1,156.7
Total assets	$15,497.9	$15,230.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$366.1	$351.7
Current portion of deferred revenue	166.8	184.9
Current portion of debt and finance lease obligations	164.6	161.9
Accrued capital expenditures	55.4	73.6
Accrued interest	141.2	132.3
Accrued payroll and employee benefits	92.1	107.5
Derivative instruments	69.2	90.2
Other accrued and current liabilities	634.6	602.9
Total current liabilities	1,690.0	1,705.0
Long-term debt and finance lease obligations	8,629.7	8,195.3
Deferred tax liabilities	638.7	619.9
Deferred revenue	168.1	185.3
Other long-term liabilities	835.4	1,080.8
Total liabilities	11,961.9	11,786.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 49,994,396 and 48,994,180 shares issued and outstanding, respectively, at June 30, 2021; 49,303,401 and 49,009,585 shares issued and outstanding, respectively, at December, 31, 2020	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,932,015 shares issued and outstanding at June 30, 2021; 1,932,386 shares issued and outstanding at December 31, 2020	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 183,223,984 and 182,550,826 shares issued and outstanding, respectively, at June 30, 2021; 181,786,924 and 181,113,766 shares issued and outstanding, respectively, at December 31, 2020	1.8	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 1,673,374 and 966,974 shares, respectively	(19.5)	(9.5)
Additional paid-in capital	5,032.5	4,982.0
Accumulated deficit	(2,042.3)	(2,134.5)
Accumulated other comprehensive loss, net of taxes	(162.3)	(125.6)
Total Liberty Latin America shareholders	2,810.7	2,714.7
Noncontrolling interests	725.3	729.0
Total equity	3,536.0	3,443.7
Total liabilities and equity	$15,497.9	$15,230.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions, except per share amounts

Revenue	$1,168.0	$848.9	$2,327.9	$1,779.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	275.7	179.7	555.9	390.5
Other operating costs and expenses	461.1	360.1	914.5	740.2
Depreciation and amortization	254.0	216.4	499.9	429.9
Impairment, restructuring and other operating items, net	17.0	298.7	19.2	317.5
	1,007.8	1,054.9	1,989.5	1,878.1
Operating income (loss)	160.2	(206.0)	338.4	(98.2)
Non-operating income (expense):
Interest expense	(133.7)	(135.3)	(260.1)	(278.6)
Realized and unrealized gains (losses) on derivative instruments, net	57.3	(179.0)	172.2	(161.6)
Foreign currency transaction gains (losses), net	(44.4)	19.1	(69.8)	(145.2)
Losses on debt extinguishment	—	—	(23.3)	(3.4)
Other income (expense), net	(0.4)	4.8	(1.0)	11.6
	(121.2)	(290.4)	(182.0)	(577.2)
Earnings (loss) before income taxes	39.0	(496.4)	156.4	(675.4)
Income tax expense	(38.0)	(3.8)	(66.0)	(9.4)
Net earnings (loss)	1.0	(500.2)	90.4	(684.8)
Net loss attributable to noncontrolling interests	3.4	107.2	1.8	111.1
Net earnings (loss) attributable to Liberty Latin America shareholders	$4.4	$(393.0)	$92.2	$(573.7)

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.02	$(2.12)	$0.40	$(3.10)

Dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.02	$(2.12)	$0.39	$(3.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$1.0	$(500.2)	$90.4	$(684.8)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(17.1)	(35.7)	(43.1)	(40.4)
Reclassification adjustments included in net earnings (loss)	1.4	(0.3)	2.6	(3.1)
Pension-related adjustments and other, net	3.0	0.5	3.2	1.6
Other comprehensive loss	(12.7)	(35.5)	(37.3)	(41.9)
Comprehensive earnings (loss)	(11.7)	(535.7)	53.1	(726.7)
Comprehensive loss attributable to noncontrolling interests	3.8	107.7	2.4	111.8
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(7.9)	$(428.0)	$55.5	$(614.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2020	$0.5	$—	$1.3	$(1.7)	$4,592.2	$(1,628.0)	$(21.0)	$2,943.3	$866.1	$3,809.4
Net loss	—	—	—	—	—	(393.0)	—	(393.0)	(107.2)	(500.2)
Other comprehensive loss	—	—	—	—	—	—	(35.0)	(35.0)	(0.5)	(35.5)
Repurchase of Liberty Latin America common shares	—	—	—	(7.8)	—	—	—	(7.8)	—	(7.8)
Share-based compensation	—	—	—	—	14.0	—	—	14.0	—	14.0
Other	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(573.7)	—	(573.7)	(111.1)	(684.8)
Other comprehensive loss	—	—	—	—	—	—	(41.2)	(41.2)	(0.7)	(41.9)
Repurchase of Liberty Latin America common shares	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Share-based compensation	—	—	—	—	35.4	—	—	35.4	—	35.4
Other	—	—	—	—	0.9	—	—	0.9	(0.1)	0.8
Balance at June 30, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2021	$0.5	$—	$1.8	$(9.5)	$5,009.8	$(2,046.7)	$(150.0)	$2,805.9	$730.4	$3,536.3
Net earnings	—	—	—	—	—	4.4	—	4.4	(3.4)	1.0
Other comprehensive loss	—	—	—	—	—	—	(12.3)	(12.3)	(0.4)	(12.7)
Repurchase of Liberty Latin America common shares	—	—	—	(10.0)	—	—	—	(10.0)	—	(10.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	—	—	—	22.7	—	—	22.7	—	22.7
Balance at June 30, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,042.3)	$(162.3)	$2,810.7	$725.3	$3,536.0

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,134.5)	$(125.6)	$2,714.7	$729.0	$3,443.7
Net earnings	—	—	—	—	—	92.2	—	92.2	(1.8)	90.4
Other comprehensive loss	—	—	—	—	—	—	(36.7)	(36.7)	(0.6)	(37.3)
Repurchase of Liberty Latin America common shares	—	—	—	(10.0)	—	—	—	(10.0)	—	(10.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	—	—	—	50.6	—	—	50.6	—	50.6
Other	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,042.3)	$(162.3)	$2,810.7	$725.3	$3,536.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2021	2020
	in millions
Cash flows from operating activities:
Net earnings (loss)	$90.4	$(684.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	55.8	47.3
Depreciation and amortization	499.9	429.9
Impairment	2.9	278.7
Loss (gain) on dispositions	(9.1)	1.1
Amortization of debt financing costs, premiums and discounts, net	15.9	14.5
Realized and unrealized losses (gains) on derivative instruments, net	(172.2)	161.6
Foreign currency transaction losses, net	69.8	145.2
Losses on debt extinguishment	23.3	3.4
Deferred income tax expense (benefit)	27.1	(19.0)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions	(160.1)	(24.3)
Net cash provided by operating activities	443.7	353.6

Cash flows from investing activities:
Capital expenditures	(334.2)	(271.4)
Cash received upon dispositions	20.6	0.3
Other investing activities, net	(27.3)	8.0
Net cash used by investing activities	(340.9)	(263.1)

Cash flows from financing activities:
Borrowings of debt	732.5	652.9
Payments of principal amounts of debt and finance lease obligations	(334.2)	(201.8)
Net cash received (paid) related to derivative instruments	(43.0)	180.7
Payment of financing costs and debt redemption premiums	(34.1)	(26.8)
Repurchase of Liberty Latin America common shares	(9.3)	(9.5)
Distributions to noncontrolling interest owners	(1.3)	(0.7)
Other financing activities, net	(7.2)	(7.4)
Net cash provided by financing activities	303.4	587.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(11.2)

Net increase in cash, cash equivalents and restricted cash	406.6	666.7

Cash, cash equivalents and restricted cash:
Beginning of period	912.5	2,457.0
End of period	$1,319.1	$3,123.7

Cash paid for interest	$226.7	$247.2
Net cash paid for taxes	$40.1	$14.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B services in (i) over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama, (ii) Puerto Rico, through our reportable segment Liberty Puerto Rico, (iii) Chile, through our reportable segment VTR, and (iv) Costa Rica, through our reportable segment Cabletica. As a result of organizational changes during the first quarter of 2021, VTR and Cabletica are now each a separate operating and reportable segment rather than one segment. For additional information regarding our segment change, see note 18. Through our Networks & LatAm business, C&W Caribbean and Networks also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Unless otherwise indicated, ownership percentages and convenience translations into U.S. dollars are calculated as of June 30, 2021.
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
June 30, 2021
(unaudited)
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

(3)    Current Expected Credit Losses
The changes in our trade receivables allowance for credit losses are set forth below:

	Six months ended June 30,
	2021	2020
	in millions

Balance at beginning of period	$100.0	$87.3
Provision for expected losses	23.2	36.0
Write-offs	(27.0)	(24.5)
Foreign currency translation adjustments and other	(4.6)	5.3
Balance at end of period	$91.6	$104.1

(4)    Acquisitions
Pending Acquisition
Telefónica-Costa Rica Acquisition. On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals. On August 2, 2021, we announced that the parties had received the required government and regulatory approvals to complete the transaction. We expect to close the transaction by mid-August 2021.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
The United States Department of Justice, as a condition of approval of the AT&T Acquisition, required us to divest certain B2B operations that were a part of our then-existing operations in Puerto Rico; a condition that we fulfilled in January 2021 by divesting those same B2B operations for a stated sales price of $22 million. In connection with this divestiture, we recognized a gain on sale of $9 million, which is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.
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
A summary of the preliminary opening balance sheet of the AT&T Acquired Entities at the October 31, 2020 acquisition date is presented in the following table (in millions):

Trade receivables	$52.8
Prepaid expenses	0.1
Other current assets (a)	102.7
Goodwill (b)	317.9
Property and equipment	768.6
Intangible assets subject to amortization, net (c)	82.7
Intangible assets not subject to amortization (d)	894.4
Other assets (a) (e)	272.6
Accounts payable	(3.0)
Current portion of debt and finance lease obligations	(0.2)
Other accrued and current liabilities (e)	(64.5)
Long-term debt and finance lease obligations	(10.6)
Non-current deferred tax liabilities	(313.8)
Other long-term liabilities (e)	(167.3)
Total purchase price (f)	$1,932.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
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
Supplemental Pro Forma Information
The following unaudited pro forma financial information for the three and six months ended June 30, 2020 is based on the historical carve-out financial statements of the AT&T Acquired Entities and is intended to provide information about how the AT&T Acquisition may have affected Liberty Latin America’s historical condensed consolidated financial statements if it had closed as of January 1, 2019. The pro forma financial information below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the AT&T Acquisition occurred on the date indicated nor should it be considered representative of our future financial condition or results of operations.

	Three months ended June 30, 2020	Six months ended June 30, 2020
	in millions

Revenue	$1,063.8	$2,206.8
Net loss attributable to Liberty Latin America shareholders	$(350.6)	$(503.3)
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
June 30, 2021
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2021			December 31, 2020
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$0.5	$19.1	$19.6	$0.7	$4.4	$5.1
Foreign currency forward contracts	1.4	1.8	3.2	—	—	—
Total	$1.9	$20.9	$22.8	$0.7	$4.4	$5.1

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$63.1	$166.9	$230.0	$71.4	$403.0	$474.4
Foreign currency forward contracts	6.1	—	6.1	18.8	—	18.8
Total	$69.2	$166.9	$236.1	$90.2	$403.0	$493.2
(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($9 million) and $7 million during the three months ended June 30, 2021 and 2020, respectively, and ($30 million) and $40 million during the six months ended June 30, 2021 and 2020, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a)	$59.6	$(173.3)	$179.1	$(164.0)
Foreign currency forward contracts	4.0	(2.4)	4.7	8.1
Weather Derivatives	(6.3)	(3.3)	(11.6)	(5.7)
Total	$57.3	$(179.0)	$172.2	$(161.6)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
(a) The losses for the three and six months ended June 30, 2020 include a realized gain (loss) of ($106 million) and $71 million, respectively, associated with the settlement of certain cross-currency interest rate swaps at VTR in June 2020 that were unwound in connection with the refinancing of certain VTR debt in 2020.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Six months ended June 30,
	2021	2020
	in millions

Operating activities	$(37.2)	$2.8
Investing activities	(1.7)	5.8
Financing activities (a)	(43.0)	180.7
Total	$(81.9)	$189.3
(a)     The 2021 amount is associated with activity during the first quarter of 2021 primarily related to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. The 2020 amount is primarily related to the settlement of certain cross-currency interest rate swaps at VTR. For additional information regarding our debt refinancing activity, see note 8.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2021, our exposure to counterparty credit risk resulting from our net derivative position was not material.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2021:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

C&W	$56.3	COP	197,014.1	5.1

VTR	$1,380.0	CLP	1,096,693.0	5.2
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,250.0	4.9

Liberty Puerto Rico	$500.0	7.3

Cabletica	$53.5	2.0
(a)Includes forward-starting derivative instruments.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.5

Liberty Puerto Rico	$500.0	0.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth amounts due to and from our counterparties and the related weighted average remaining contractual lives of our foreign currency forward contracts at June 30, 2021:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

VTR	$244.5	CLP	182,692.5	0.7

Cabletica	$14.8	CRC	9,248.9	0.2
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. During 2021, we entered into a forward-starting interest rate floor at Liberty Puerto Rico associated with the refinancing of the LPR Credit Facilities. At June 30, 2021, the total notional amount of our interest rate floor was $500 million with a remaining contractual life of 7.3 years.

(6)    Fair Value Measurements
General
We record most of our derivative instruments at fair value. The reported fair values of our derivative instruments as of June 30, 2021 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate and cross-currency derivative contracts are quantified and further explained in note 5. The Sable Currency Swaps, which were fully settled during the first quarter of 2021, were our only Level 3 financial instruments due to the lack of Level 2 inputs for the valuation. The fair value of the Sable Currency Swaps at December 31, 2020 was $1 million, which is included in other assets, net, in our condensed consolidated balance sheet. The change in the fair value of the Sable Currency Swaps resulted in net gains (losses) of nil and $3 million during the three months ended June 30,

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
2021 and 2020, respectively, and ($1 million) and $13 million during the six months ended June 30, 2021 and 2020, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
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
Acquisition Accounting
The nonrecurring valuations associated with acquisition accounting, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of property and equipment, customer relationships and spectrum intangible assets, as further described below:
•Property and equipment. The valuation of property and equipment may use either an indirect cost approach, which utilizes trends based on historical cost information, or a combination of indirect cost approach, market approach and direct replacement cost method, which considers factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence.
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
During 2021, we performed nonrecurring valuations related to the preliminary acquisition accounting for the AT&T Acquisition. For information related to the status of valuation work associated with assets acquired in connection with the AT&T Acquisition, see note 4.

(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2021
	in millions

C&W Caribbean and Networks	$3,112.0	$—	$(64.0)	$3,048.0
C&W Panama	617.1	—	—	617.1
Liberty Puerto Rico	629.9	(34.3)	—	595.6
VTR	374.6	—	(10.4)	364.2
Cabletica	151.9	—	(1.6)	150.3
Total	$4,885.5	$(34.3)	$(76.0)	$4,775.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
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
Our accumulated goodwill impairments were $1,624 million at each of June 30, 2021 and December 31, 2020.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2021	December 31, 2020
	in millions

Distribution systems	$5,481.4	$5,082.9
CPE	2,020.6	1,935.5
Support equipment, buildings and land	1,790.2	1,721.3
	9,292.2	8,739.7
Accumulated depreciation	(4,419.1)	(3,828.3)
Total	$4,873.1	$4,911.4
During the six months ended June 30, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $38 million and $53 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2021	December 31, 2020
	in millions

Customer relationships	$1,547.0	$1,554.8
Licenses and other	157.3	159.4
	1,704.3	1,714.2
Accumulated amortization	(949.0)	(855.3)
Total	$755.3	$858.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
(8)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2021			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

		in millions

Convertible Notes (d)	2.00%	—	$—	$408.7	$381.8	$402.5	$402.5
C&W Notes	6.74%	—	—	2,403.2	2,435.8	2,270.0	2,270.0
C&W Credit Facilities	2.77%	(e)	774.6	1,828.8	1,834.7	1,852.9	1,856.2
LPR Senior Secured Notes	6.12%	—	—	2,237.2	1,389.4	2,110.0	1,290.0
LPR Credit Facilities	3.85%	$167.5	167.5	500.6	1,002.5	500.0	1,000.0
VTR Notes	5.38%	—	—	1,560.8	1,239.7	1,500.0	1,150.0
VTR Credit Facilities	—%	(f)	261.5	—	243.8	—	244.5
Cabletica Credit Facilities (g)	8.17%	$7.0	7.0	126.3	119.3	126.9	119.6
Vendor financing (h)	2.31%	—	—	171.6	168.1	171.6	168.1
Total debt before premiums, discounts and deferred financing costs	5.10%		$1,210.6	$9,237.2	$8,815.1	$8,933.9	$8,500.9
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2021	December 31, 2020
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,933.9	$8,500.9
Premiums, discounts and deferred financing costs, net	(152.3)	(157.1)
Total carrying amount of debt	8,781.6	8,343.8
Finance lease obligations	12.7	13.4
Total debt and finance lease obligations	8,794.3	8,357.2
Less: Current maturities of debt and finance lease obligations	(164.6)	(161.9)
Long-term debt and finance lease obligations	$8,629.7	$8,195.3
(a)Represents the weighted average interest rate in effect at June 30, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2021, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2021 compliance reporting requirements. At June 30, 2021, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At June 30, 2021, the carrying value of the Convertible Notes was $350 million and the unamortized debt discount on the Convertible Notes was $50 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar and Trinidad & Tobago dollar revolving credit facilities.
(f)The VTR Credit Facilities unused borrowing capacity comprises U.S. dollar and CLP revolving credit facilities.
(g)The Cabletica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(h)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $54 million and $52 million for the six months ended June 30, 2021 and 2020, respectively, that were financed by an intermediary and are reflected on the borrowing date as a hypothetical cash outflow within net cash provided by operating activities and a hypothetical cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
The general terms of the significant notes we issued and credit facilities we entered into or amended during 2021 are as follows:

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
(b)Total commitments under the LPR Revolving Credit Facility were increased by $43 million during the first quarter of 2021.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
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
Maturities of Debt
Maturities of our debt as of June 30, 2021 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2021 exchange rates:

	C&W	Liberty Puerto Rico	VTR	Cabletica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2021 (remainder of year)	$42.4	$—	$47.3	$—	$0.4	$90.1
2022	39.6	—	48.3	—	0.6	88.5
2023	124.6	—	—	—	0.8	125.4
2024	60.2	—	—	126.9	402.9	590.0
2025	144.6	—	—	—	—	144.6
2026	500.6	—	—	—	—	500.6
Thereafter	3,284.7	2,610.0	1,500.0	—	—	7,394.7
Total debt maturities	4,196.7	2,610.0	1,595.6	126.9	404.7	8,933.9
Premiums, discounts and deferred financing costs, net	(28.0)	(39.2)	(26.2)	(6.1)	(52.8)	(152.3)
Total debt	$4,168.7	$2,570.8	$1,569.4	$120.8	$351.9	$8,781.6
Current portion	$67.4	$—	$95.6	$—	$0.4	$163.4
Noncurrent portion	$4,101.3	$2,570.8	$1,473.8	$120.8	$351.5	$8,618.2
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Event
In July 2021, VTR redeemed $60 million of aggregate principal amount of the 2028 VTR Senior Secured Notes for total consideration of $62 million, including (i) the 103% redemption price and (ii) accrued and unpaid interest on the redeemed notes.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
(9)    Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Operating lease expense:
Operating lease cost	$18.6	$10.8	$40.5	$22.6
Short-term lease cost	5.9	3.4	9.9	6.2
Total operating lease expense	$24.5	$14.2	$50.4	$28.8
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Certain other details of our operating leases are set forth in the tables below:

	June 30, 2021	December 31, 2020
	in millions

Operating lease right-of-use assets	$299.6	$328.6
Operating lease liabilities:
Current	$56.4	$63.2
Noncurrent	256.0	269.7
Total operating lease liabilities	$312.4	$332.9

Weighted-average remaining lease term	7.0 years	7.2 years

Weighted-average discount rate	5.4%	5.6%

	Six months ended June 30,
	2021	2020
	in millions

Operating cash outflows related to operating leases	$39.7	$19.0
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$19.5	$22.2
(a)Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2021 and 2020, respectively.
Our operating lease right-of-use assets are included in other assets, net, and our current and noncurrent operating lease liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2021 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2021 exchange rates.

Years ending December 31:
2021 (remainder of year)	$36.4
2022	66.3
2023	54.6
2024	46.7
2025	36.5
2026	31.4
Thereafter	107.6
Total operating lease liabilities on an undiscounted basis	379.5
Present value discount	(67.1)
Present value of operating lease liabilities	$312.4

(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2021, we have approximately $387 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over a weighted average remaining life of six years.

(11)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices, and other direct costs related to our operations.

Our programming and other direct costs of services by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Programming and copyright	$114.4	$92.9	$226.2	$193.5
Interconnect	65.8	58.7	132.2	125.0
Equipment and other	95.5	28.1	197.5	72.0
Total programming and other direct costs of services	$275.7	$179.7	$555.9	$390.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
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

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment and other operating-related costs; and

•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) bonus-related expenses that will be paid in the form of equity.

Our other operating costs and expenses by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Personnel and contract labor	$143.8	$113.2	$282.2	$237.7
Network-related	80.6	62.8	157.8	126.8
Service-related	45.3	36.5	92.8	74.8
Commercial	53.7	39.4	106.1	81.5
Facility, provision, franchise and other	104.9	84.7	219.8	172.1
Share-based compensation expense	32.8	23.5	55.8	47.3
Total other operating costs and expenses	$461.1	$360.1	$914.5	$740.2

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
Income tax expense was $38 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, and $66 million and $9 million during the six months ended June 30, 2021 and 2020, respectively. This represents an effective income tax rate of (97.4%) and 0.8% for the three months ended June 30, 2021 and 2020, respectively, and (42.2%) and 1.4% for the six months ended June 30, 2021 and 2020, respectively, including items treated discretely.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
For the three and six months ended June 30, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of international rate differences, negative effects of permanent tax differences, such as non-deductible expenses, inclusion of withholding taxes on cross-border payments and net unfavorable changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by decreases in valuation allowances and the beneficial effects of permanent tax differences, such as non-taxable income.

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

(14)    Share-based Compensation
Share-based Incentive Awards

The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our Directors as of June 30, 2021.

	Number of shares	Weighted average exercise price
Share-based incentive award type
SARs:
Class A common shares:
Outstanding	6,513,845	$16.18
Exercisable	2,701,455	$19.63
Class C common shares:
Outstanding	13,013,359	$16.24
Exercisable	5,388,956	$19.68

Number of shares
Share-based incentive award type
RSUs outstanding:
Class A common shares	1,159,048
Class C common shares	2,317,825
PSUs outstanding:
Class A common shares	779,089
Class C common shares	1,625,891

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares granted to our employees and our Directors during the six months ended June 30, 2021.

	Number of shares	Weighted average exercise price	Weighted average grant date fair value
Share-based incentive award type
SARs granted:
Class A common shares	1,790,014	$14.00	$6.49
Class C common shares	3,580,028	$14.10	$6.44
PSARs granted (2021 PSARs):
Class A common shares	2,599,992	$14.00	$6.94
Class C common shares	5,200,008	$14.10	$6.91

	Number of shares	Weighted average grant-date fair value
Share-based incentive award type
RSUs granted:
Class A common shares (a)	1,490,105	$13.90
Class C common shares (a)	2,980,396	$14.02
PSUs granted (2020 PSUs):
Class A common shares	645,704	$11.76
Class C common shares	1,347,552	$11.48
(a)    During March 2021, we granted 0.6 million and 1.2 million shares of Class A and Class C RSUs, respectively, that vested immediately in settlement of certain bonus liabilities relating to the year ended December 31, 2020, which are included in the amounts presented in the table.
2021 PSARs
During 2021, certain key employees received a one-time grant of PSARs (the 2021 PSARs) Each award represents the right to receive a payment in shares or, if the compensation committee so determines, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs, have a term of ten years, a performance period from January 1, 2021 and ending December 31, 2023 and will vest on March 16, 2024 based on the continued employment of the recipient through this date. The 2021 PSARs have performance conditions based on the achievement of individual objectives during the performance period. These objectives consist of qualitative measures.
2020 PSUs
In early 2020, our compensation committee approved target annual equity awards (the 2020 PSUs) to be granted to executive officers and certain other employees. The initial targets for the annual equity awards were identical to the 2019 targets. Because of the COVID-19 pandemic, and the difficulty in providing clarity on our then expected results over a two-year performance period for the 2020 PSUs, the compensation committee determined in July 2020 to delay the setting of the performance target for the 2020 PSUs so that the compensation committee would have better visibility of the impacts of the pandemic on the long-range plans for Liberty Latin America. As a result of this delay in setting the performance targets, no targets were communicated to award recipients, and as such, a grant date for accounting purposes was not considered to have occurred. On February 19, 2021, in light of the ongoing COVID-19 pandemic, the compensation committee reevaluated, reset and communicated the financial and operational targets for earning the 2020 PSUs thereby establishing a grant date for the 2020 PSUs. Each of the 2020 PSUs represents the right to receive one Liberty Latin America Class A or Class C common share, as applicable, subject to achievement of certain performance criteria and a time-based vesting period. The performance criteria is based upon the achievement of operating cash flow, defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation, and impairment,

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
restructuring and other operating items, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that affect comparability (OCF), during the period from January 1, 2021 through December 31, 2021. Additionally, the 2020 PSUs provide for an over- and under-performance payout ranging from 0% to 150% should the OCF, as adjusted, exceed or fail to meet the target, as applicable. The earned 2020 PSUs will vest 50% on each of March 15, 2022 and September 15, 2022.

(15)     Earnings or Loss per Share
Basic EPS is computed by dividing net earnings or loss attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our weighted average shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic	233,960,795	185,424,779	233,189,937	185,101,185
Diluted	234,800,020	185,424,779	233,945,963	185,101,185

We reported net losses attributable to Liberty Latin America shareholders during the three and six months ended June 30, 2020. The potentially dilutive effect at June 30, 2020 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 19.6 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of 1.5 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 18.1 million.
The details of the calculations of our basic and diluted EPS for the three and six months ended June 30, 2021 are set forth below in millions, except for share amounts:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation)	$4.4	$92.2
Denominator:
Weighted average shares (basic EPS computation)	233,960,795	233,189,937
Incremental shares attributable to the release of PSUs, RSUs and SARs upon vesting (treasury stock method)	839,225	756,026
Weighted average shares (diluted EPS computation) (a)	234,800,020	233,945,963
(a)    We have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 24.5 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSARs and PSUs of 7.8 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million, because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
(16)    Equity
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
During the six months ended June 30, 2021, we repurchased 706,400 Class A common shares. During the six months ended June 30, 2020, we repurchased 293,816 and 673,158 Class A and Class C common shares, respectively. At June 30, 2021, the remaining amount authorized for share repurchases was $81 million.

(17)    Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2021:

	Payments due during:
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Programming commitments	$95.0	$91.4	$52.8	$42.8	$0.5	$—	$—	$282.5
Network and connectivity commitments	45.3	39.2	28.2	9.1	6.3	1.8	7.3	137.2
Purchase commitments	166.3	32.9	17.3	—	—	—	—	216.5
Other commitments	5.7	1.8	1.6	1.5	1.4	1.4	7.0	20.4
Total (a)	$312.3	$165.3	$99.9	$53.4	$8.2	$3.2	$14.3	$656.6
(a)    The commitments included in this table do not reflect any liabilities that are included in our June 30, 2021 condensed consolidated balance sheet.
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
June 30, 2021
(unaudited)
Purchase commitments include unconditional and legally-binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2021 and 2020, see note 5.
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
Legal and Regulatory Proceedings and Other Contingencies
VTR Class Action. On August 25, 2020, VTR was notified that SERNAC had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. VTR was also notified in August about two additional class action complaints filed by consumer associations (ODECU and AGRECU) making similar claims and allegations. The class action complaint of ODECU was filed in the 21st Civil Court of Santiago, and the class action complaint of AGRECU was filed in the 26th Civil Court of Santiago. The complaint of SERNAC and ODECU seeks (i) the Court declare that VTR has infringed the rules of the Consumer Protection Law; (ii) the responsibility of VTR for such infractions and, if so, establish the corresponding fines; and (iii) compensatory damages. In the case of AGRECU, the complaint only seeks compensatory damages. On October 22, 2020, VTR was notified of a fourth class action complaint filed by Conadecus in the 16th Civil Court of Santiago alleging that VTR did not adhere to certain call center, technical visit and service level requirements under applicable law. On April 21, 2021, the Court of Appeals of Santiago issued a ruling joining the four class action complaints into one legal procedure. We believe that the allegations contained in the complaints are without merit, in particular as it relates to VTR’s service and response during the pandemic and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing. Additionally, a liability, if any, or a reasonable range of loss is not currently determinable based upon the current facts and circumstances of these claims.
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
June 30, 2021
(unaudited)
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
As a result of organizational changes during the first quarter of 2021, VTR and Cabletica are now each an operating and reportable segment rather than one segment. Accordingly, as of June 30, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Cabletica.
For the 2020 periods in the tables set forth below, the amounts presented exclude the pre-acquisition revenue, Adjusted OIBDA and property and equipment additions of the AT&T Acquired Entities, which were acquired on October 31, 2020. For more information regarding the AT&T Acquisition, see note 4.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Cabletica and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

C&W Caribbean and Networks	$434.2	$404.9	$864.0	$856.9
C&W Panama	128.1	112.2	250.1	250.5
Liberty Puerto Rico	360.4	109.1	721.7	213.7
VTR	209.3	193.1	419.6	399.5
Cabletica	36.3	34.6	72.5	68.3
Corporate	5.4	—	10.8	—
Intersegment eliminations	(5.7)	(5.0)	(10.8)	(9.0)
Total	$1,168.0	$848.9	$2,327.9	$1,779.9

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

C&W Caribbean and Networks	$188.1	$166.7	$369.4	$353.7
C&W Panama	45.6	36.9	89.6	82.7
Liberty Puerto Rico	161.4	52.4	311.3	102.9
VTR	68.7	73.1	139.2	153.2
Cabletica	12.7	13.2	26.8	26.5
Corporate	(12.5)	(9.7)	(23.0)	(22.5)
Total	$464.0	$332.6	$913.3	$696.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Total Adjusted OIBDA	$464.0	$332.6	$913.3	$696.5
Share-based compensation expense	(32.8)	(23.5)	(55.8)	(47.3)
Depreciation and amortization	(254.0)	(216.4)	(499.9)	(429.9)
Impairment, restructuring and other operating items, net	(17.0)	(298.7)	(19.2)	(317.5)
Operating income (loss)	160.2	(206.0)	338.4	(98.2)
Interest expense	(133.7)	(135.3)	(260.1)	(278.6)
Realized and unrealized gains (losses) on derivative instruments, net	57.3	(179.0)	172.2	(161.6)
Foreign currency transaction gains (losses), net	(44.4)	19.1	(69.8)	(145.2)
Losses on debt extinguishment	—	—	(23.3)	(3.4)
Other income (expense), net	(0.4)	4.8	(1.0)	11.6
Earnings (loss) before income taxes	$39.0	$(496.4)	$156.4	$(675.4)
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

	Six months ended June 30,
	2021	2020
	in millions

C&W Caribbean and Networks	$122.8	$121.0
C&W Panama	30.8	31.0
Liberty Puerto Rico	84.9	32.9
VTR	102.5	84.2
Cabletica	14.6	10.9
Corporate	11.5	6.2
Total property and equipment additions	367.1	286.2
Assets acquired under capital-related vendor financing arrangements	(38.3)	(53.3)
Changes in current liabilities related to capital expenditures	5.4	38.5
Total capital expenditures	$334.2	$271.4
Revenue by Major Category
Our revenue by major category for our reportable segments is set forth below and includes the following categories:
•residential fixed subscription and residential mobile services revenue, which includes amounts received from subscribers for ongoing fixed and airtime services, respectively;

•residential fixed non-subscription revenue, which primarily includes interconnect and advertising revenue;

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)

•B2B service revenue, which primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators; and

•B2B subsea network revenue, which includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

	Three months ended June 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$33.4	$6.2	$39.2	$77.4	$19.0	$—	$—	$175.2
Broadband internet	67.7	10.8	63.2	84.7	14.5	—	—	240.9
Fixed-line telephony	17.1	4.2	7.1	19.9	1.1	—	—	49.4
Total subscription revenue	118.2	21.2	109.5	182.0	34.6	—	—	465.5
Non-subscription revenue	11.4	2.4	4.9	4.0	1.7	—	—	24.4
Total residential fixed revenue	129.6	23.6	114.4	186.0	36.3	—	—	489.9
Residential mobile revenue:
Service revenue	75.0	39.4	114.7	13.0	—	—	—	242.1
Interconnect, inbound roaming, equipment sales and other (b)	14.0	11.3	70.9	1.8	—	5.4	—	103.4
Total residential mobile revenue	89.0	50.7	185.6	14.8	—	5.4	—	345.5
Total residential revenue	218.6	74.3	300.0	200.8	36.3	5.4	—	835.4
B2B revenue:
Service revenue (c)	152.8	53.8	51.9	8.5	—	—	(0.9)	266.1
Subsea network revenue	62.8	—	—	—	—	—	(4.8)	58.0
Total B2B revenue	215.6	53.8	51.9	8.5	—	—	(5.7)	324.1
Other revenue (d)	—	—	8.5	—	—	—	—	8.5
Total	$434.2	$128.1	$360.4	$209.3	$36.3	$5.4	$(5.7)	$1,168.0
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

(b)The total amount includes $26 million of inbound roaming revenue and $56 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $4 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
(d)Amount relates to revenue received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

	Three months ended June 30, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$35.5	$7.2	$36.7	$67.0	$20.5	$—	$166.9
Broadband internet	61.0	9.5	49.2	80.8	12.5	—	213.0
Fixed-line telephony	19.3	4.9	6.2	17.6	0.9	—	48.9
Total subscription revenue	115.8	21.6	92.1	165.4	33.9	—	428.8
Non-subscription revenue	8.7	2.6	3.8	4.7	0.7	—	20.5
Total residential fixed revenue	124.5	24.2	95.9	170.1	34.6	—	449.3
Residential mobile revenue:
Service revenue	67.6	36.8	—	13.8	—	—	118.2
Interconnect, inbound roaming, equipment sales and other (a)	8.9	9.4	—	1.6	—	—	19.9
Total residential mobile revenue	76.5	46.2	—	15.4	—	—	138.1
Total residential revenue	201.0	70.4	95.9	185.5	34.6	—	587.4
B2B revenue:
Service revenue (b)	142.5	41.8	13.2	7.6	—	(1.3)	203.8
Subsea network revenue	61.4	—	—	—	—	(3.7)	57.7
Total B2B revenue	203.9	41.8	13.2	7.6	—	(5.0)	261.5
Total	$404.9	$112.2	$109.1	$193.1	$34.6	$(5.0)	$848.9
(a)The total amount includes $1 million of inbound roaming revenue and $6 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $3 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)

	Six months ended June 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$67.7	$12.4	$77.8	$155.7	$38.5	$—	$—	$352.1
Broadband internet	134.3	21.5	124.6	169.5	28.5	—	—	478.4
Fixed-line telephony	33.6	8.5	14.1	39.9	2.2	—	—	98.3
Total subscription revenue	235.6	42.4	216.5	365.1	69.2	—	—	928.8
Non-subscription revenue	22.1	4.9	9.1	7.4	3.3	—	—	46.8
Total residential fixed revenue	257.7	47.3	225.6	372.5	72.5	—	—	975.6
Residential mobile revenue:
Service revenue	146.8	78.7	232.1	26.2	—	—	—	483.8
Interconnect, inbound roaming, equipment sales and other (b)	25.4	21.6	143.0	4.1	—	10.8	—	204.9
Total residential mobile revenue	172.2	100.3	375.1	30.3	—	10.8	—	688.7
Total residential revenue	429.9	147.6	600.7	402.8	72.5	10.8	—	1,664.3
B2B revenue:
Service revenue (c)	303.6	102.5	104.0	16.8	—	—	(2.0)	524.9
Subsea network revenue	130.5	—	—	—	—	—	(8.8)	121.7
Total B2B revenue	434.1	102.5	104.0	16.8	—	—	(10.8)	646.6
Other revenue (d)	—	—	17.0	—	—	—	—	17.0
Total	$864.0	$250.1	$721.7	$419.6	$72.5	$10.8	$(10.8)	$2,327.9
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.
(b)The total amount includes $50 million of inbound roaming revenue and $113 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(d)Amount relates to revenue received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)

	Six months ended June 30, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Cabletica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$72.8	$14.8	$72.0	$142.6	$39.9	$—	$342.1
Broadband internet	122.4	19.1	94.7	162.7	25.0	—	423.9
Fixed-line telephony	38.6	9.9	12.1	37.2	1.6	—	99.4
Total subscription revenue	233.8	43.8	178.8	342.5	66.5	—	865.4
Non-subscription revenue	21.8	6.4	8.4	9.6	1.8	—	48.0
Total residential fixed revenue	255.6	50.2	187.2	352.1	68.3	—	913.4
Residential mobile revenue:
Service revenue	146.4	81.0	—	28.4	—	—	255.8
Interconnect, inbound roaming, equipment sales and other (a)	22.6	21.2	—	3.6	—	—	47.4
Total residential mobile revenue	169.0	102.2	—	32.0	—	—	303.2
Total residential revenue	424.6	152.4	187.2	384.1	68.3	—	1,216.6
B2B revenue:
Service revenue (b)	300.2	98.1	26.5	15.4	—	(2.2)	438.0
Subsea network revenue	132.1	—	—	—	—	(6.8)	125.3
Total B2B revenue	432.3	98.1	26.5	15.4	—	(9.0)	563.3
Total	$856.9	$250.5	$213.7	$399.5	$68.3	$(9.0)	$1,779.9
(a)The total amount includes $9 million of inbound roaming revenue and $16 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2021
(unaudited)
Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Puerto Rico	$346.6	$108.7	$693.9	$213.0
Chile	209.3	193.1	419.6	399.5
Panama	127.6	111.6	249.0	249.3
Networks & LatAm (a)	84.8	83.5	175.2	178.5
Jamaica	99.4	87.6	196.7	183.7
The Bahamas	47.7	41.0	92.7	90.3
Barbados	35.0	33.6	68.9	70.3
Trinidad and Tobago	39.9	39.9	79.6	80.7
Curacao	35.3	34.5	69.6	74.1
Costa Rica	36.3	34.6	72.5	68.3
Other (b)	106.1	80.8	210.2	172.2
Total	$1,168.0	$848.9	$2,327.9	$1,779.9
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2021 and 2020.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of June 30, 2021.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our future projected contractual commitments and cash flows; the Telefónica-Costa Rica Acquisition, including the expected closing date; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; our Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2020 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to renew necessary regulatory licenses, concessions or other operating agreements and to otherwise acquire spectrum or other licenses that we need to offer mobile data or other technologies or services;
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the Telefónica-Costa Rica Acquisition;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the Telefónica-Costa Rica Acquisition and the AT&T Acquisition;
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
•piracy, vandalism against our networks, and cybersecurity and ransomware threats or other security breaches, including the leakage of sensitive customer data, which could harm our business or reputation;
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
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide residential and B2B services in (i) over 20 countries, primarily in Latin America and the Caribbean, through C&W Caribbean and Networks and C&W Panama, (ii) Puerto Rico, through Liberty Puerto Rico, (iii) Chile, through VTR, and (iv) Costa Rica, through Cabletica. Through our Networks & LatAm business, C&W Caribbean and Networks also provides (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Operations
At June 30, 2021, we (i) owned and operated fixed networks that passed 8,126,800 homes and served 6,332,700 RGUs, comprising 2,822,300 broadband internet subscribers, 1,968,900 video subscribers and 1,541,500 fixed-line telephony subscribers, and (ii) served 4,623,900 mobile subscribers.

During the first quarter of 2021, we completed an organizational change with respect to the management of CWP, VTR and Cabletica. As a result of this organizational change, VTR and Cabletica are now operating and reportable segments. Accordingly, as of June 30, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Cabletica.
As a result of the aforementioned segment change, we have revised the presentation of the discussion and analysis set forth below in order to align with the current segment presentation included in our condensed consolidated financial statements.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. To date, cases of COVID-19 have been confirmed in each of the markets in which we operate. COVID-19 negatively impacted our operations relative to periods prior to the pandemic, particularly with respect to revenue associated with B2B and mobile operations within our C&W Caribbean and Networks, C&W Panama and VTR segments. These impacts are primarily the result of lockdowns, moratoriums, the cancellation of live sporting events, and mobility, travel and tourism restrictions across many of the markets in which we operate. The extent to which COVID-19 continues to impact our operational and financial performance will depend on certain developments, which include, among other factors:
•the duration and spread of the outbreak, including the impact of variants;
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
•the impacts on foreign currency and interest rate fluctuations; and
•the effect on our vendors and impacts to our supply chain that might impact our customers’ ability to use our services.

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
Telefónica-Costa Rica Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s wireless operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals. On August 2, 2021, we announced that the parties had received the required government and regulatory approvals to complete the transaction. We expect to close the transaction by mid-August 2021.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Liberty Puerto Rico, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition closed on October 31, 2020. The integration of the business of AT&T with our existing operations is progressing efficiently, and as a result, we now expect to incur integration-related operating costs totaling approximately $20 million during 2021.

Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2021 and 2020 is affected by acquisitions, a disposal and FX. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below. In addition, the comparability of our operating results during the three and six months ended June 30, 2021 to the corresponding periods in 2020 is affected by the impacts of COVID-19.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. We (i) acquired (a) AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in October 2020 and (b) a small B2B operation in the Cayman Islands in July 2020, and (ii) in connection with the AT&T Acquisition, as further described in note 4 to our condensed consolidated financial statements, disposed of certain B2B operations in Puerto Rico in January 2021. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year period operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current-year period.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Cabletica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated statements of operations) for the U.S. dollar per one Chilean peso depreciated by 13% and 11% for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each reportable segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Cabletica and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our customers would result in increased pressure on our operating margins.
Consolidated Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-U.S. GAAP measure. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income or loss.

A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Operating income (loss)	$160.2	$(206.0)	$338.4	$(98.2)
Share-based compensation expense	32.8	23.5	55.8	47.3
Depreciation and amortization	254.0	216.4	499.9	429.9
Impairment, restructuring and other operating items, net	17.0	298.7	19.2	317.5
Consolidated Adjusted OIBDA	$464.0	$332.6	$913.3	$696.5

The following tables set forth organic and non-organic changes in Adjusted OIBDA for the periods indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico (a)	VTR	Cabletica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2020	$166.7	$36.9	$52.4	$73.1	$13.2	$(9.7)	$—	$332.6
Organic changes related to:
Revenue	33.1	15.9	19.9	(10.7)	4.4	5.4	(0.7)	67.3
Programming and other direct costs	(4.9)	(9.8)	(1.4)	(3.7)	(3.2)	—	(0.5)	(23.5)
Other operating costs and expenses	(4.8)	2.6	(5.1)	1.4	(0.8)	(8.2)	1.2	(13.7)
Non-organic increases (decreases):
FX	(2.3)	—	—	8.6	(0.9)	—	—	5.4
Acquisitions/disposition, net	0.3	—	95.6	—	—	—	—	95.9
June 30, 2021	$188.1	$45.6	$161.4	$68.7	$12.7	$(12.5)	$—	$464.0
(a)The non-organic change to Adjusted OIBDA resulting from an acquisition includes $8 million of net roaming revenue.

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico (a)	VTR	Cabletica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2020	$353.7	$82.7	$102.9	$153.2	$26.5	$(22.5)	$—	$696.5
Organic changes related to:
Revenue	16.2	(0.4)	41.0	(27.5)	9.6	10.8	(1.8)	47.9
Programming and other direct costs	1.6	(3.6)	(4.3)	(2.3)	(5.3)	—	0.1	(13.8)
Other operating costs and expenses	1.9	10.9	(6.9)	0.3	(2.0)	(11.3)	1.7	(5.4)
Non-organic increases (decreases):
FX	(4.7)	—	—	15.5	(2.0)	—	—	8.8
Acquisitions/disposition, net	0.7	—	178.6	—	—	—	—	179.3
June 30, 2021	$369.4	$89.6	$311.3	$139.2	$26.8	$(23.0)	$—	$913.3
(a)The non-organic change to Adjusted OIBDA resulting from an acquisition includes $16 million of net roaming revenue.
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	%

C&W Caribbean and Networks	43.3%	41.2%	42.8%	41.3%
C&W Panama	35.6%	32.9%	35.8%	33.0%
Liberty Puerto Rico	44.8%	48.0%	43.1%	48.2%
VTR	32.8%	37.9%	33.2%	38.3%
Cabletica	35.0%	38.2%	37.0%	38.8%
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decreases in the Adjusted OIBDA margins for Liberty Puerto Rico are primarily related to the inclusion of Liberty Mobile operations following the AT&T Acquisition that generate a lower Adjusted OIBDA margin relative to the legacy operations. The decreases in the Adjusted OIBDA margins for VTR are primarily related to a decline in revenue, as further discussed below.
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
The following tables set forth the organic and non-organic changes in revenue by reportable segment for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

C&W Caribbean and Networks	$434.2	$404.9	$29.3	$(5.7)	$1.9	$33.1
C&W Panama	128.1	112.2	15.9	—	—	15.9
Liberty Puerto Rico	360.4	109.1	251.3	—	231.4	19.9
VTR	209.3	193.1	16.2	26.9	—	(10.7)
Cabletica	36.3	34.6	1.7	(2.7)	—	4.4
Corporate (a)	5.4	—	5.4	—	—	5.4
Intersegment eliminations	(5.7)	(5.0)	(0.7)	—	—	(0.7)
Total	$1,168.0	$848.9	$319.1	$18.5	$233.3	$67.3

				Increase (decrease) from:
	Six months ended June 30,		Increase (decrease)	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

C&W Caribbean and Networks	$864.0	$856.9	$7.1	$(13.0)	$3.9	$16.2
C&W Panama	250.1	250.5	(0.4)	—	—	(0.4)
Liberty Puerto Rico	721.7	213.7	508.0	—	467.0	41.0
VTR	419.6	399.5	20.1	47.6	—	(27.5)
Cabletica	72.5	68.3	4.2	(5.4)	—	9.6
Corporate (a)	10.8	—	10.8	—	—	10.8
Intersegment eliminations	(10.8)	(9.0)	(1.8)	—	—	(1.8)
Total	$2,327.9	$1,779.9	$548.0	$29.2	$470.9	$47.9
(a)Amounts relate to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

C&W Caribbean and Networks. C&W Caribbean and Networks’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$33.4	$35.5	$(2.1)	(6)
Broadband internet	67.7	61.0	6.7	11
Fixed-line telephony	17.1	19.3	(2.2)	(11)
Total subscription revenue	118.2	115.8	2.4	2
Non-subscription revenue	11.4	8.7	2.7	31
Total residential fixed revenue	129.6	124.5	5.1	4
Residential mobile revenue:
Service revenue	75.0	67.6	7.4	11
Interconnect, inbound roaming, equipment sales and other (a)	14.0	8.9	5.1	57
Total residential mobile revenue	89.0	76.5	12.5	16
Total residential revenue	218.6	201.0	17.6	9
B2B revenue:
Service revenue	152.8	142.5	10.3	7
Subsea network revenue	62.8	61.4	1.4	—
Total B2B revenue	215.6	203.9	11.7	—
Total	$434.2	$404.9	$29.3	—
(a) Revenue from inbound roaming was $6 million and $1 million, respectively.

	Six months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$67.7	$72.8	$(5.1)	(7)
Broadband internet	134.3	122.4	11.9	10
Fixed-line telephony	33.6	38.6	(5.0)	(13)
Total subscription revenue	235.6	233.8	1.8	1
Non-subscription revenue	22.1	21.8	0.3	1
Total residential fixed revenue	257.7	255.6	2.1	1
Residential mobile revenue:
Service revenue	146.8	146.4	0.4	—
Interconnect, inbound roaming, equipment sales and other (a)	25.4	22.6	2.8	12
Total residential mobile revenue	172.2	169.0	3.2	2
Total residential revenue	429.9	424.6	5.3	1
B2B revenue:
Service revenue	303.6	300.2	3.4	1
Subsea network revenue	130.5	132.1	(1.6)	(1)
Total B2B revenue	434.1	432.3	1.8	—
Total	$864.0	$856.9	$7.1	1
(a) Revenue from inbound roaming was $11 million and $8 million, respectively.
The details of the changes in C&W Caribbean and Networks’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.2	$16.1
ARPU (b)	(4.1)	(10.3)
Increase in residential fixed non-subscription revenue (c)	2.7	0.6
Total increase in residential fixed revenue	6.8	6.4
Increase in residential mobile service revenue (d)	9.0	3.7
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	5.3	3.2
Increase in B2B service revenue (f)	11.0	5.2
Increase (decrease) in B2B subsea network revenue (g)	1.0	(2.3)
Total organic increase	33.1	16.2
Impact of an acquisition	1.9	3.9
Impact of FX	(5.7)	(13.0)
Total	$29.3	$7.1

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services.
(c)The increases are primarily due to the net effect of (i) lower volumes of interconnect revenue across most of our markets, (ii) increases in late fee revenue and (iii) individually insignificant increases in other fixed non-subscription categories.

(d)The increases are due to the net effect of (i) higher ARPU from mobile services, primarily due to the relaxing of COVID-19 lockdowns and restrictions in most of our markets, and (ii) during the six-month comparison, lower average numbers of mobile subscribers, as the increase in average subscribers on postpaid plans was more than offset by a decrease in average subscribers on prepaid plans, which was mainly a result of continued COVID-19-related travel restrictions.
(e)The increases are primarily attributable to the net effect of (i) increases in inbound roaming revenue, primarily related to the relaxing of travel restrictions associated with COVID-19, and (ii) a $2 million increase related to the settlement of a minimum commitment guarantee associated with inbound roaming during the second quarter of 2021.
(f)The increases are primarily due to (i) higher revenues from mobile and fixed services, partially due to the recovery of reduced or suspended service across our markets as a result of the COVID-19 lockdowns, and (ii) an increase in nonrecurring projects revenue.
(g)The decrease for the six-month comparison is primarily attributable to the net effect of (i) a decrease related to $10 million recognized on a cash basis during the first quarter of 2020 for services provided to a significant customer and (ii) a $6 million increase associated with the renegotiation of a customer contract recognized during the first quarter of 2021. In addition, both comparison periods include increases associated with continued demand for telecommunications capacity on our subsea network.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$6.2	$7.2	$(1.0)	(14)
Broadband internet	10.8	9.5	1.3	14
Fixed-line telephony	4.2	4.9	(0.7)	(14)
Total subscription revenue	21.2	21.6	(0.4)	(2)
Non-subscription revenue	2.4	2.6	(0.2)	(8)
Total residential fixed revenue	23.6	24.2	(0.6)	(2)
Residential mobile revenue:
Service revenue	39.4	36.8	2.6	7
Interconnect, inbound roaming, equipment sales and other (a)	11.3	9.4	1.9	20
Total residential mobile revenue	50.7	46.2	4.5	10
Total residential revenue	74.3	70.4	3.9	6
B2B service revenue	53.8	41.8	12.0	29
Total	$128.1	$112.2	$15.9	14
(a)Revenue from inbound roaming was $1 million and nil, respectively.

	Six months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$12.4	$14.8	$(2.4)	(16)
Broadband internet	21.5	19.1	2.4	13
Fixed-line telephony	8.5	9.9	(1.4)	(14)
Total subscription revenue	42.4	43.8	(1.4)	(3)
Non-subscription revenue	4.9	6.4	(1.5)	(23)
Total residential fixed revenue	47.3	50.2	(2.9)	(6)
Residential mobile revenue:
Service revenue	78.7	81.0	(2.3)	(3)
Interconnect, inbound roaming, equipment sales and other (a)	21.6	21.2	0.4	2
Total residential mobile revenue	100.3	102.2	(1.9)	(2)
Total residential revenue	147.6	152.4	(4.8)	(3)
B2B service revenue	102.5	98.1	4.4	4
Total	$250.1	$250.5	$(0.4)	—
(a)Revenue from inbound roaming was $1 million for each of the periods presented.
The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.1	$3.5
ARPU (b)	(2.3)	(4.7)
Decrease in residential fixed non-subscription revenue (c)	(0.1)	(1.4)
Total decrease in residential fixed revenue	(0.3)	(2.6)
Increase (decrease) in residential mobile service revenue (d)	2.5	(2.4)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	2.0	0.5
Increase in B2B service revenue (f)	11.7	4.1
Total organic increase (decrease)	$15.9	$(0.4)

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The decreases are primarily due to lower ARPU from fixed-line telephony, broadband internet and video services.
(c)The decreases are primarily attributable to lower volumes of interconnect revenue and, for the six-month comparison, a decrease in payphone revenue.
(d)The increase during the three-month comparison is primarily due to higher average numbers of mobile subscribers on prepaid plans. The decrease during the six-month comparison is due to the net effect of (i) lower ARPU from mobile services, mainly attributable to prepaid plans resulting from (a) COVID-19 lockdowns negatively impacting customers’ ability to recharge handset devices and (b) increased competition, and (ii) higher average numbers of mobile subscribers on prepaid plans.

(e)The increase during the three-month comparison is primarily attributable to higher volumes of handset sales, as COVID-19 related lockdowns in 2020 negatively impacted customers’ ability to purchase handsets.
(f)The increases are primarily due to (i) higher revenues from mobile services and (ii) increases driven by certain nonrecurring government-related projects, some of which were put on hold during 2020 due to the economic uncertainly of the impact of COVID-19.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$39.2	$36.7	$2.5	7
Broadband internet	63.2	49.2	14.0	28
Fixed-line telephony	7.1	6.2	0.9	15
Total subscription revenue	109.5	92.1	17.4	19
Non-subscription revenue	4.9	3.8	1.1	29
Total residential fixed revenue	114.4	95.9	18.5	19
Residential mobile revenue:
Service revenue	114.7	—	114.7	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	70.9	—	70.9	N.M.
Total residential mobile revenue	185.6	—	185.6	N.M.
Total residential revenue	300.0	95.9	204.1	213
B2B service revenue	51.9	13.2	38.7	293
Other revenue (b)	8.5	—	8.5	N.M.
Total	$360.4	$109.1	$251.3	230
N.M. — Not Meaningful.

(a)Revenue from inbound roaming was $19 million and nil, respectively.

(b)Amount relates to funds received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

	Six months ended June 30,		Increase
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$77.8	$72.0	$5.8	8
Broadband internet	124.6	94.7	29.9	32
Fixed-line telephony	14.1	12.1	2.0	17
Total subscription revenue	216.5	178.8	37.7	21
Non-subscription revenue	9.1	8.4	0.7	8
Total residential fixed revenue	225.6	187.2	38.4	21
Residential mobile revenue:
Service revenue	232.1	—	232.1	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	143.0	—	143.0	N.M.
Total residential mobile revenue	375.1	—	375.1	N.M.
Total residential revenue	600.7	187.2	413.5	221
B2B service revenue	104.0	26.5	77.5	292
Other revenue (b)	17.0	—	17.0	N.M.
Total	$721.7	$213.7	$508.0	238
N.M. — Not Meaningful.
(a)Revenue from inbound roaming was $38 million and nil, respectively.
(b)Amount relates to funds received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.
The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$15.5	$30.3
ARPU (b)	2.0	7.5
Increase in residential fixed non-subscription revenue	1.0	0.6
Total increase in residential fixed revenue	18.5	38.4
Increase in B2B service (c)	1.4	2.6
Total organic increase	19.9	41.0
Impact of an acquisition and a disposition, net	231.4	467.0
Total	$251.3	$508.0

(a)The increases are primarily attributable to higher average broadband internet and video RGUs. The higher average broadband internet RGUs are partially due to higher demand as a result of COVID-19 work-from-home mandates, which subsequently led to increased purchases of video products as a result of bundling offers.

(b)The increases are primarily due to higher ARPU from broadband internet services. In addition, the six-month comparison includes the impact resulting from $2 million of credits provided to customers during 2020 in connection with the earthquakes that impacted Puerto Rico in January 2020.

(c)The increases are primarily due to (i) new customers and (ii) the impact to the comparisons resulting from credits issued to customers in the second quarter of 2020 as a result of suspended service due to COVID-19.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$77.4	$67.0	$10.4	16
Broadband internet	84.7	80.8	3.9	5
Fixed-line telephony	19.9	17.6	2.3	13
Total subscription revenue	182.0	165.4	16.6	10
Non-subscription revenue	4.0	4.7	(0.7)	(15)
Total residential fixed revenue	186.0	170.1	15.9	9
Residential mobile revenue:
Service revenue	13.0	13.8	(0.8)	(6)
Interconnect, inbound roaming, equipment sales and other	1.8	1.6	0.2	13
Total residential mobile revenue	14.8	15.4	(0.6)	(4)
Total residential revenue	200.8	185.5	15.3	8
B2B service revenue	8.5	7.6	0.9	12
Total	$209.3	$193.1	$16.2	8

	Six months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$155.7	$142.6	$13.1	9
Broadband internet	169.5	162.7	6.8	4
Fixed-line telephony	39.9	37.2	2.7	7
Total subscription revenue	365.1	342.5	22.6	7
Non-subscription revenue	7.4	9.6	(2.2)	(23)
Total residential fixed revenue	372.5	352.1	20.4	6
Residential mobile revenue:
Service revenue	26.2	28.4	(2.2)	(8)
Interconnect, inbound roaming, equipment sales and other	4.1	3.6	0.5	14
Total residential mobile revenue	30.3	32.0	(1.7)	(5)
Total residential revenue	402.8	384.1	18.7	5
B2B service revenue	16.8	15.4	1.4	9
Total	$419.6	$399.5	$20.1	5

The details of the changes in VTR’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(7.0)	$(14.0)
ARPU (b)	—	(5.0)
Decrease in residential fixed non-subscription revenue (c)	(1.1)	(2.9)
Total decrease in residential fixed revenue	(8.1)	(21.9)
Decrease in residential mobile service revenue (d)	(2.5)	(5.2)
Change in residential mobile interconnect, inbound roaming, equipment sales and other revenue	—	—
Decrease in B2B service revenue	(0.1)	(0.4)
Total organic decrease	(10.7)	(27.5)
Impact of FX	26.9	47.6
Total	$16.2	$20.1

(a)The decreases are attributable to lower average broadband internet, video and fixed-line telephony RGUs.

(b)The change during the three-month comparison is primarily due to (i) lower ARPU from broadband internet services, partially the result of continued high levels of competition, and (ii) higher ARPU from video services, which is due in part to live soccer matches being broadcast on our premium programming that were cancelled during 2020. The decrease during the six-month comparison is primarily due to lower ARPU from broadband internet services, partially a result of continued high levels of competition.
(c)The decreases are primarily attributable to (i) lower activations, installations and reconnects and (ii) lower volumes of interconnect revenue.
(d)The decreases are due to lower ARPU from mobile services and lower average numbers of mobile subscribers.

Cabletica. Cabletica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$19.0	$20.5	$(1.5)	(7)
Broadband internet	14.5	12.5	2.0	16
Fixed-line telephony	1.1	0.9	0.2	22
Total subscription revenue	34.6	33.9	0.7	2
Non-subscription revenue	1.7	0.7	1.0	143
Total	$36.3	$34.6	$1.7	5

	Six months ended June 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$38.5	$39.9	$(1.4)	(4)
Broadband internet	28.5	25.0	3.5	14
Fixed-line telephony	2.2	1.6	0.6	38
Total subscription revenue	69.2	66.5	2.7	4
Non-subscription revenue	3.3	1.8	1.5	83
Total	$72.5	$68.3	$4.2	6

The details of the changes in Cabletica’s revenue during three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.5	$3.0
ARPU (b)	1.9	4.9
Increase in residential fixed non-subscription revenue	1.0	1.7
Total organic increase	4.4	9.6
Impact of FX	(2.7)	(5.4)
Total	$1.7	$4.2

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The increases are primarily due to higher ARPU from broadband internet and video services.
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
Consolidated. The following tables set forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$114.4	$92.9	$21.5	$5.6	$3.4	$12.5
Interconnect	65.8	58.7	7.1	(0.3)	9.0	(1.6)
Equipment and other	95.5	28.1	67.4	—	54.8	12.6
Total programming and other direct costs of services	$275.7	$179.7	$96.0	$5.3	$67.2	$23.5

				Increase (decrease) from:
	Six months ended June 30,		Increase	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$226.2	$193.5	$32.7	$9.2	$6.4	$17.1
Interconnect	132.2	125.0	7.2	(1.1)	17.7	(9.4)
Equipment and other	197.5	72.0	125.5	0.2	119.2	6.1
Total programming and other direct costs of services	$555.9	$390.5	$165.4	$8.3	$143.3	$13.8

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$23.2	$21.9	$1.3	$(0.3)	$—	$1.6
Interconnect	37.6	38.5	(0.9)	(1.3)	—	0.4
Equipment and other	16.4	12.8	3.6	(0.2)	0.9	2.9
Total programming and other direct costs of services	$77.2	$73.2	$4.0	$(1.8)	$0.9	$4.9

				Increase (decrease) from:
	Six months ended June 30,		Increase (decrease)	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$46.9	$46.7	$0.2	$(0.8)	$—	$1.0
Interconnect	75.2	83.1	(7.9)	(3.0)	—	(4.9)
Equipment and other	33.0	29.3	3.7	(0.4)	1.8	2.3
Total programming and other direct costs of services	$155.1	$159.1	$(4.0)	$(4.2)	$1.8	$(1.6)

•Programming and copyright: The organic increases are primarily due to higher premium content costs, as certain sporting events were postponed in the prior-year periods due to COVID-19. These events included (i) the English Premier League that was eventually completed during the third quarter of 2020 and (ii) the Indian Premier League that was rescheduled and partially played during the second quarter of 2021 before being further postponed due to COVID-19.

•Interconnect: The organic decrease in the six-month comparison is primarily due to individually insignificant decreases.

•Equipment and other: The organic increases are primarily due to higher volumes of equipment sales, mainly driven by easing of COVID-19 related restrictions in certain of our markets.

C&W Panama. The following tables set forth the organic changes in programming and other direct costs of services for our C&W Panama segment for the periods indicated.

	Three months ended June 30,		Organic increase
	2021	2020
	in millions

Programming and copyright	$3.9	$3.8	$0.1
Interconnect	10.3	9.9	0.4
Equipment and other	22.4	13.1	9.3
Total programming and other direct costs of services	$36.6	$26.8	$9.8

	Six months ended June 30,		Organic increase (decrease)
	2021	2020
	in millions

Programming and copyright	$7.6	$8.0	$(0.4)
Interconnect	20.2	20.3	(0.1)
Equipment and other	40.0	35.9	4.1
Total programming and other direct costs of services	$67.8	$64.2	$3.6

•Equipment and other: The organic increases are primarily due to (i) higher volumes of mobile handset sales, mainly due to the easing of COVID-19 related restrictions, and (ii) increases driven by certain nonrecurring projects, some of which were put on hold during 2020 due to the economic uncertainly of the impact of COVID-19.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment for the periods indicated.

				Increase from:
	Three months ended June 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$27.8	$23.5	$4.3	$3.4	$0.9
Interconnect	11.7	2.2	9.5	9.0	0.5
Equipment and other	54.0	0.1	53.9	53.9	—
Total programming and other direct costs of services	$93.5	$25.8	$67.7	$66.3	$1.4

				Increase from:
	Six months ended June 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$55.0	$45.5	$9.5	$6.4	$3.1
Interconnect	23.2	4.3	18.9	17.7	1.2
Equipment and other	117.5	0.1	117.4	117.4	—
Total programming and other direct costs of services	$195.7	$49.9	$145.8	$141.5	$4.3

•Programming and copyright: The organic increases are primarily attributable to higher programming rates and, for the six-month comparison, a higher average number of video subscribers.

VTR. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$50.5	$36.4	$14.1	$6.5	$7.6
Interconnect	8.1	10.1	(2.0)	1.1	(3.1)
Equipment and other	2.5	3.0	(0.5)	0.3	(0.8)
Total programming and other direct costs of services	$61.1	$49.5	$11.6	$7.9	$3.7

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$98.9	$77.7	$21.2	$11.3	$9.9
Interconnect	17.7	21.3	(3.6)	2.1	(5.7)
Equipment and other	6.5	7.7	(1.2)	0.7	(1.9)
Total programming and other direct costs of services	$123.1	$106.7	$16.4	$14.1	$2.3

•Programming and copyright: The organic increases are primarily due to higher premium and basic content costs. During 2020, programming costs were lower due to the renegotiation of a programming contract governing rates for live soccer matches, which were cancelled as a result of COVID-19. In addition, the three and six-month comparisons include a decrease of $1 million and nil, respectively, related to the foreign currency impact of programming contracts denominated in U.S. dollars.

•Interconnect: The organic decreases are primarily due to (i) decreases in MVNO charges of $1 million as we renegotiated our contract during the second quarter of 2021, and (ii) lower interconnect rates and volumes.
•Equipment and other: The organic decreases are primarily due to the net effect of (i) lower volumes of handset sales, (ii) higher handset prices and (iii) decreases associated with the foreign currency impact of handset contracts denominated in U.S. dollars.

Cabletica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Cabletica segment for the periods indicated.

	Three months ended June 30,			Increase (decrease) from:
	2021	2020	Increase	FX	Organic
	in millions

Programming and copyright	$9.0	$7.3	$1.7	$(0.6)	$2.3
Interconnect	1.6	1.6	—	(0.1)	0.1
Equipment and other	0.7	—	0.7	(0.1)	0.8
Total programming and other direct costs of services	$11.3	$8.9	$2.4	$(0.8)	$3.2

	Six months ended June 30,			Increase (decrease) from:
	2021	2020	Increase	FX	Organic
	in millions

Programming and copyright	$17.8	$15.6	$2.2	$(1.3)	$3.5
Interconnect	3.0	2.8	0.2	(0.2)	0.4
Equipment and other	1.5	0.2	1.3	(0.1)	1.4
Total programming and other direct costs of services	$22.3	$18.6	$3.7	$(1.6)	$5.3

•Programming and copyright: The organic increases are primarily due to increases in certain premium content costs.
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

•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, travel and entertainment and other operating-related costs; and

•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) bonus-related expenses that will be paid in the form of equity.
Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$143.8	$113.2	$30.6	$1.3	$22.6	$6.7
Network-related	80.6	62.8	17.8	2.2	10.6	5.0
Service-related	45.3	36.5	8.8	1.1	6.9	0.8
Commercial	53.7	39.4	14.3	2.5	7.0	4.8
Facility, provision, franchise and other	104.9	84.7	20.2	0.7	23.1	(3.6)
Share-based compensation expense	32.8	23.5	9.3	0.1	0.5	8.7
Total other operating costs and expenses	$461.1	$360.1	$101.0	$7.9	$70.7	$22.4

				Increase (decrease) from:
	Six months ended June 30,		Increase		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$282.2	$237.7	$44.5	$1.8	$43.3	$(0.6)
Network-related	157.8	126.8	31.0	3.3	18.8	8.9
Service-related	92.8	74.8	18.0	1.8	14.6	1.6
Commercial	106.1	81.5	24.6	4.2	14.8	5.6
Facility, provision, franchise and other	219.8	172.1	47.7	1.0	56.8	(10.1)
Share-based compensation expense	55.8	47.3	8.5	0.3	0.9	7.3
Total other operating costs and expenses	$914.5	$740.2	$174.3	$12.4	$149.2	$12.7
For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)		An acquisition	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$62.1	$63.0	$(0.9)	$(0.4)	$0.6	$(1.1)
Network-related	37.4	34.3	3.1	(0.5)	—	3.6
Service-related	17.7	17.0	0.7	(0.1)	0.1	0.7
Commercial	12.4	10.5	1.9	(0.4)	—	2.3
Facility, provision, franchise and other	39.3	40.2	(0.9)	(0.2)	—	(0.7)
Share-based compensation expense	8.9	6.9	2.0	(0.1)	0.5	1.6
Total other operating costs and expenses	$177.8	$171.9	$5.9	$(1.7)	$1.2	$6.4

				Increase (decrease) from:
	Six months ended June 30,		Increase (decrease)		An acquisition	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$126.4	$130.3	$(3.9)	$(1.3)	$1.3	$(3.9)
Network-related	75.2	69.7	5.5	(1.1)	—	6.6
Service-related	35.4	35.9	(0.5)	(0.2)	0.1	(0.4)
Commercial	23.6	23.7	(0.1)	(0.8)	—	0.7
Facility, provision, franchise and other	78.9	84.5	(5.6)	(0.7)	—	(4.9)
Share-based compensation expense	15.1	13.8	1.3	(0.1)	0.9	0.5
Total other operating costs and expenses	$354.6	$357.9	$(3.3)	$(4.2)	$2.3	$(1.4)

•Personnel and contract labor: The organic decreases are primarily due to lower salaries and other personnel costs, mainly associated with the benefit of certain ongoing restructuring activities.

•Network-related: The organic increases are primarily due to higher maintenance and utilities costs.
•Commercial: The organic increase in the three-month comparison is primarily due to higher marketing and sales costs, as promotional activities were reduced in the prior year period due to certain adverse economic impacts caused by COVID-19.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to the net effect of (i) lower bad debt provisions, as the impacts of COVID-19 resulted in higher bad debt expense in the prior year due to (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, (ii) higher rent-related expenses and (iii) during the six-month comparison, lower travel and entertainment costs due to the continued curtailment of such costs as a result of the impact of COVID-19.

C&W Panama. The following tables set forth the organic changes in other operating costs and expenses for our C&W Panama segment for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$16.9	$14.3	$2.6
Network-related	10.2	9.5	0.7
Service-related	3.8	3.2	0.6
Commercial	5.0	4.9	0.1
Facility, provision, franchise and other	10.0	16.6	(6.6)
Share-based compensation expense	0.9	1.0	(0.1)
Total other operating costs and expenses	$46.8	$49.5	$(2.7)

	Six months ended June 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$34.1	$34.9	$(0.8)
Network-related	20.0	21.0	(1.0)
Service-related	7.7	7.6	0.1
Commercial	10.1	10.6	(0.5)
Facility, provision, franchise and other	20.8	29.5	(8.7)
Share-based compensation expense	1.6	1.5	0.1
Total other operating costs and expenses	$94.3	$105.1	$(10.8)

•Personnel and contract labor: The organic increase for the three-month comparison is primarily due to higher salaries and other personnel costs.

•Facility, provision, franchise and other costs: The organic decreases are primarily due to lower bad debt provisions, largely due to COVID-19 related impacts in the 2020 periods.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Personnel and contract labor	$35.2	$12.0	$23.2	$22.0	$1.2
Network-related	11.5	1.0	10.5	10.6	(0.1)
Service-related	9.4	3.8	5.6	6.8	(1.2)
Commercial	11.6	2.8	8.8	7.0	1.8
Facility, provision, franchise and other	37.8	11.3	26.5	23.1	3.4
Share-based compensation expense	1.1	1.3	(0.2)	—	(0.2)
Total other operating costs and expenses	$106.6	$32.2	$74.4	$69.5	$4.9

				Increase (decrease) from:
	Six months ended June 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Personnel and contract labor	$67.6	$22.8	$44.8	$42.0	$2.8
Network-related	20.7	2.2	18.5	18.8	(0.3)
Service-related	19.8	6.8	13.0	14.5	(1.5)
Commercial	23.6	5.4	18.2	14.8	3.4
Facility, provision, franchise and other	83.0	23.7	59.3	56.8	2.5
Share-based compensation expense	4.1	2.6	1.5	—	1.5
Total other operating costs and expenses	$218.8	$63.5	$155.3	$146.9	$8.4
•Personnel and contract labor: The organic increases are primarily due to higher salaries and other personnel costs.
•Service-related: We incurred integration costs associated with the AT&T Acquisition of (i) $2 million and $1 million during the three months ended June 30, 2021 and 2020, respectively, and (ii) $3 million and $2 million during the six months ended June 30, 2021 and 2020, respectively. The integration costs incurred during 2021 are included in the increase from an acquisition (disposition), net, in the above table and are expected to grow significantly in future quarters.
•Commercial: The organic increases are primarily due to higher call center volumes, partially attributable to work-from-home and remote learning mandates resulting from COVID-19.
•Facilities, provision, franchise and other: The organic increases are primarily due to a $2 million payment to settle certain 2011 property tax claims.

VTR. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our VTR segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$16.8	$15.9	$0.9	$2.1	$(1.2)
Network-related	21.0	16.1	4.9	2.8	2.1
Service-related	9.7	9.2	0.5	1.3	(0.8)
Commercial	22.6	18.7	3.9	2.9	1.0
Facility, provision, franchise and other	9.4	10.6	(1.2)	1.3	(2.5)
Share-based compensation expense	2.0	2.0	—	0.2	(0.2)
Total other operating costs and expenses	$81.5	$72.5	$9.0	$10.6	$(1.6)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$32.9	$30.8	$2.1	$3.7	$(1.6)
Network-related	40.3	30.5	9.8	4.7	5.1
Service-related	19.8	17.8	2.0	2.2	(0.2)
Commercial	44.9	38.5	6.4	5.2	1.2
Facility, provision, franchise and other	19.4	22.0	(2.6)	2.2	(4.8)
Share-based compensation expense	3.9	3.9	—	0.4	(0.4)
Total other operating costs and expenses	$161.2	$143.5	$17.7	$18.4	$(0.7)
•Personnel and Contract Labor: The organic decreases are primarily due to lower salary expense as a result of a restructuring program implemented during 2021.
•Network-related: The organic increases are primarily due to higher rates associated with network access-related contract labor.

•Commercial: The organic increases during the three-month comparison is primarily due to higher sales commissions. The organic increase during the six-month comparison is primarily due to the net effect of (i) a decrease in marketing and advertising expenses, (ii) higher call center volumes and (iii) higher sales commissions.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to lower bad debt provisions.

Cabletica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Cabletica segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$3.6	$3.2	$0.4	$(0.4)	$0.8
Network-related	2.2	2.1	0.1	(0.1)	0.2
Service-related	1.0	0.5	0.5	(0.1)	0.6
Commercial	2.1	2.5	(0.4)	—	(0.4)
Facility, provision, franchise and other	3.4	4.2	(0.8)	(0.4)	(0.4)
Share-based compensation expense	0.3	0.2	0.1	—	0.1
Total other operating costs and expenses	$12.6	$12.7	$(0.1)	$(1.0)	$0.9

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$7.0	$8.0	$(1.0)	$(0.6)	$(0.4)
Network-related	4.3	4.1	0.2	(0.3)	0.5
Service-related	1.8	0.9	0.9	(0.2)	1.1
Commercial	3.9	3.3	0.6	(0.2)	0.8
Facility, provision, franchise and other	6.4	6.9	(0.5)	(0.5)	—
Share-based compensation expense	0.4	0.4	—	—	—
Total other operating costs and expenses	$23.8	$23.6	$0.2	$(1.8)	$2.0
•Service-related: During 2021, we have incurred a minor amount of integration costs related to the pending Telefónica-Costa Rica Acquisition. These costs are expected to grow during the remainder of 2021.

Corporate. The following tables set forth the organic changes in other operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$9.2	$4.8	$4.4
Network-related	—	0.3	(0.3)
Service-related	3.7	2.8	0.9
Facility, provision, franchise and other	5.0	1.8	3.2
Share-based compensation expense	19.6	12.1	7.5
Total other operating costs and expenses	$37.5	$21.8	$15.7

	Six months ended June 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$14.2	$10.9	$3.3
Network-related	—	0.3	(0.3)
Service-related	8.3	5.8	2.5
Facility, provision, franchise and other	11.3	5.5	5.8
Share-based compensation expense	30.7	25.1	5.6
Total other operating costs and expenses	$64.5	$47.6	$16.9
•Personnel and contract labor: The organic increases are primarily attributable to higher salaries and other personnel costs mainly resulting from higher staffing levels in the operations center in Panama.
•Facility, provision, franchise and other: The organic increases are primarily attributable to higher expenses associated with a mobile handset insurance program that began during the fourth quarter of 2020 following the closing of the AT&T Acquisition.

Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $9 million for each of the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, primarily due to increases in grants awarded to our employees and Directors.

For additional information regarding our share-based compensation, see note 14 to our condensed consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased $38 million or 17% and $70 million or 16% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to the net effect of (i) increases of $29 million and $59 million, respectively, following the closing of the AT&T Acquisition, (ii) decreases associated with certain assets becoming fully depreciated, (iii) an increase due to $10 million of accelerated depreciation recognized in the second quarter of 2021 associated with assets no longer in service at VTR and (iv) increases in property and equipment additions, primarily associated with the installation of CPE, baseline related additions and the expansion and upgrade of our networks and other capital initiatives.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Impairment charges (a)	$0.6	$276.9	$2.9	$278.7
Restructuring charges (b)	13.2	3.3	15.0	12.5
Other operating items, net (c)	3.2	18.5	1.3	26.3
Total	$17.0	$298.7	$19.2	$317.5
(a)The 2020 amounts primarily include goodwill impairment charges of $177 million at C&W Panama and $99 million at various reporting units within the C&W Caribbean and Networks segment mostly related to the economic impacts associated with COVID-19.
(b)Amounts include employee severance and termination costs related to certain reorganization activities and contract termination and other related charges, primarily at VTR and C&W Caribbean and Networks.
(c)The 2021 amounts include (i) for the six-month period, a gain of $9 million on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021 and (ii) direct acquisition costs. The 2020 amounts primarily include direct acquisition costs related to the AT&T Acquisition.
Interest expense
Our interest expense decreased $2 million and $19 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to the net effect of (i) lower weighted-average interest rates and (ii) higher average outstanding debt balances.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$59.6	$(173.3)	$179.1	$(164.0)
Foreign currency forward contracts	4.0	(2.4)	4.7	8.1
Weather Derivatives (c)	(6.3)	(3.3)	(11.6)	(5.7)
Total	$57.3	$(179.0)	$172.2	$(161.6)
(a)The gains (losses) during the three and six months ended June 30, 2021 and 2020 are primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar and (ii) changes in interest rates. These amounts include gains (losses) associated with changes in our credit risk valuation adjustments of ($9 million) and ($30 million) for the three and six months ended June 30, 2021, respectively, and $7 million and $40 million during the three and six months ended June 30, 2020, respectively, which for the 2020 periods are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak.
(b)The losses during the three and six months ended June 30, 2020 include a realized gain (loss) of ($106 million) and $71 million, respectively, associated with the settlement of certain cross-currency interest rate swaps at VTR in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR debt.
(c)Amounts represent the amortization of the premiums associated with our Weather Derivatives.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(27.7)	$52.3	$(31.8)	$(106.4)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(10.6)	(34.1)	(26.8)	(30.9)
Cash denominated in a currency other than an entity’s functional currency and other	(6.1)	0.9	(11.2)	(7.9)
Total	$(44.4)	$19.1	$(69.8)	$(145.2)

Losses on debt extinguishment
We recognized losses on debt extinguishment of nil and $23 million during the three and six months ended June 30, 2021, respectively, and nil and $3 million during the three and six months ended June 30, 2020, respectively. The losses during 2021 are associated with (i) the write-off of unamortized discounts and deferred financing costs related to the repayment of the 2026 SPV Credit Facility, (ii) the payment of breakage fees and the write-off of unamortized deferred financing costs related to the repayments of the VTR TLB-1 Facility and VTR TLB-2 Facility and (iii) the payment of redemption premiums and the write-off of unamortized deferred financing costs related to the partial redemption of the 2028 VTR Senior Secured Notes. The losses during 2020 are associated with the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility.
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
We recognized other income (expense), net, of nil and ($1 million) during the three and six months ended June 30, 2021, respectively, and $5 million and $12 million during the three and six months ended June 30, 2020, respectively. During the 2020 periods, we generated interest income on restricted cash held in escrow in advance of the closing of the AT&T Acquisition.
Income tax expense
We recognized income tax expense of $38 million and $66 million during the three and six months ended June 30, 2021, respectively, and $4 million and $9 million during the three and six months ended June 30, 2020, respectively.
For the three and six months ended June 30, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of international rate differences, negative effects of permanent tax differences, such as non-deductible expenses, inclusion of withholding taxes on cross-border payments and net unfavorable changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by decreases in valuation allowances and the beneficial effects of permanent tax differences, such as non-taxable income.
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
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.

Net earnings (loss)
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Operating income (loss)	$160.2	$(206.0)	$338.4	$(98.2)
Net non-operating expenses	$(121.2)	$(290.4)	$(182.0)	$(577.2)
Income tax expense	$(38.0)	$(3.8)	$(66.0)	$(9.4)
Net earnings (loss)	$1.0	$(500.2)	$90.4	$(684.8)
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
Net earnings or loss attributable to noncontrolling interests
We reported net loss attributable to noncontrolling interests of $3 million and $2 million during the three and six months ended June 30, 2021, respectively, and $107 million and $111 million during the three and six months ended June 30, 2020, respectively.
Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2021, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Cabletica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2021. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions and other factors.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$188.5
Unrestricted subsidiaries (b)	222.5
Total Liberty Latin America and unrestricted subsidiaries	411.0
Borrowing groups (c):
C&W	534.3
Liberty Puerto Rico	112.8
VTR	247.5
Cabletica	5.5
Total borrowing groups	900.1
Total cash and cash equivalents	$1,311.1
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
In March 2020, our Directors approved the Share Repurchase Program. During the three months ended June 30, 2021, the aggregate amount of our share repurchases was $10 million. For additional information regarding our Share Repurchase Program, see note 16 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at

June 30, 2021, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 17 to our condensed consolidated financial statements.
The Telefónica-Costa Rica Acquisition, which is expected to close by mid-August 2021, will be financed by a combination of (i) commitments under the existing Cabletica Credit Facilities that are specific to the Telefónica-Costa Rica Acquisition, (ii) existing Liberty Latin America liquidity and (iii) an equity contribution from Cabletica’s noncontrolling interest, such that our ownership interest in Cabletica following Cabletica’s acquisition of Telefónica S.A.’s wireless operations in Costa Rica will remain at 80%. For additional information regarding the Telefónica-Costa Rica Acquisition, see note 4 to our condensed consolidated financial statements.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2021, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2021, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,947 million, including $165 million that is classified as current in our condensed consolidated balance sheet and $7,395 million that is not due until 2027 or thereafter. At June 30, 2021, $8,541 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at June 30, 2021 is $172 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 8 to our condensed consolidated financial statements.

The weighted average interest rate in effect at June 30, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at June 30, 2021 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.6%
Liberty Puerto Rico	0.4%
VTR	0.4%
Cabletica	1.2%
Liberty Latin America borrowing groups	0.5%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at June 30, 2021.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six months ended June 30,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$443.7	$353.6	$90.1
Net cash used by investing activities	(340.9)	(263.1)	(77.8)
Net cash provided by financing activities	303.4	587.4	(284.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(11.2)	11.6
Net increase in cash, cash equivalents and restricted cash	$406.6	$666.7	$(260.1)
Operating Activities. The increase in cash provided by operating activities is primarily due to the net impact of (i) an increase in Adjusted OIBDA of our Liberty Puerto Rico segment and (ii) a decrease related to working capital, including a $40 million increase in cash used related to derivative activities.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used for capital expenditures, as further discussed below, (ii) cash proceeds from asset dispositions, and (iii) cash used for investments.

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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2021	2020
	in millions

Property and equipment additions	$367.1	$286.2
Assets acquired under capital-related vendor financing arrangements	(38.3)	(53.3)
Changes in current liabilities related to capital expenditures	5.4	38.5
Capital expenditures	$334.2	$271.4
The increase in our property and equipment additions during the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to increases related to capacity, baseline and CPE-related additions. During the six months ended June 30, 2021 and 2020, our property and equipment additions represented 15.8% and 16.1% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2021, we generated $303 million of cash from financing activities, primarily due to the net effect of (i) $398 million of net borrowings of debt, (ii) $43 million related to derivative payments, (iii) $34 million related to payments of financing costs and debt redemption premiums, and (iv) $9 million associated with the repurchase of Liberty Latin America common shares that resumed during the second quarter of 2021.
During the six months ended June 30, 2020, we generated $587 million of cash from financing activities, primarily due to the net effect of (i) $451 million of net borrowings of debt, (ii) $181 million of net cash received related to derivative instruments, (iii) $27 million related to payments of financing costs and debt redemption premiums and (iv) $10 million associated with the repurchase of Liberty Latin America common shares. The net borrowings of debt includes $313 million and $63 million that was borrowed on the C&W and LCPR revolving credit facilities, respectively. The net cash received related to derivative instruments is primarily due to the unwinding of cross currency swaps held at our VTR borrowing group as further described in note 5 to the condensed consolidated financial statements.

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
The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2021	2020
	in millions

Net cash provided by operating activities	$443.7	$353.6
Cash payments for direct acquisition and disposition costs	10.2	4.2
Expenses financed by an intermediary (a)	54.4	52.1
Capital expenditures	(334.2)	(271.4)
Distributions to noncontrolling interest owners	(1.3)	(0.7)
Principal payments on amounts financed by vendors and intermediaries	(87.9)	(91.7)
Pre-acquisition interest payments, net (b)	8.8	36.2
Principal payments on finance leases	(1.0)	(1.1)
Adjusted free cash flow	$92.7	$81.2
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
(b)The amount for the 2021 period relates to (i) the Cabletica Term Loan B-1 Facility and Cabletica Term Loan B-2 Facility that were entered into in advance of the Telefónica-Costa Rica Acquisition, and (ii) the portion of interest paid in April 2021 that relates to pre-acquisition debt for the AT&T Acquisition. The amount for the 2020 period represents interest paid on pre-acquisition debt related to the AT&T Acquisition, net of interest received on cash held in escrow in advance of the closing of the AT&T Acquisition.
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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2021:

	Payments due during							Total
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	in millions

Debt (excluding interest)	$90.1	$88.5	$125.4	$590.0	$144.6	$500.6	$7,394.7	$8,933.9
Finance leases (excluding interest)	0.9	2.6	2.3	2.2	2.2	2.2	0.3	12.7
Operating leases	36.4	66.3	54.6	46.7	36.5	31.4	107.6	379.5
Programming commitments	95.0	91.4	52.8	42.8	0.5	—	—	282.5
Network and connectivity commitments	45.3	39.2	28.2	9.1	6.3	1.8	7.3	137.2
Purchase commitments	166.3	32.9	17.3	—	—	—	—	216.5
Other commitments	5.7	1.8	1.6	1.5	1.4	1.4	7.0	20.4
Total (a)	$439.7	$322.7	$282.2	$692.3	$191.5	$537.4	$7,516.9	$9,982.7
Projected cash interest payments on debt and finance lease obligations (b)	$223.3	$459.4	$454.7	$447.6	$427.5	$419.5	$579.6	$3,011.6
(a)The commitments included in this table do not reflect any liabilities that are included in our June 30, 2021 condensed consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($42 million at June 30, 2021) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.
(b)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our debt, operating lease obligations and commitments, see notes 8, 9 and 17, respectively, to our condensed consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2021 and 2020, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K. The following discussion updates selected numerical information to June 30, 2021.
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
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of Liberty Latin America’s short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in consideration of Liberty Latin America’s forecasted liquidity requirements. At June 30, 2021, $85 million or 6% of our cash balance was denominated in Chilean pesos.
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2021	December 31, 2020
Spot rates:
CLP	732.17	711.78
JMD	149.92	142.41
CRC	619.25	613.19

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average rates:
CLP	716.14	822.44	720.08	813.21
JMD	150.10	141.20	148.60	138.91
CRC	616.65	572.98	614.51	572.00
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2021, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
VTR Cross-currency Derivative Contracts
Holding all other factors constant, at June 30, 2021, an instantaneous increase (decrease) of 10% in the Chilean peso to the U.S. dollar exchange rate would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 143 billion or $195 million.
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $98 million.
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $30 million.
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$23.0	$73.0	$55.3	$53.8	$53.8	$53.4	$38.5	$350.8
Principal-related (b)	—	—	—	—	—	108.5	5.6	114.1
Other (c)	6.3	(1.1)	—	—	—	—	—	5.2
Total	$29.3	$71.9	$55.3	$53.8	$53.8	$161.9	$44.1	$470.1
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting

Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter, changes in our internal control over financial reporting include that we:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•enhanced information and communication regarding the importance of strong internal controls, the ongoing remedial efforts, and continued improvement,
•implemented a new enterprise resource planning software to standardize and enhance the related processes and controls at one of our components,
•hired additional technology and information compliance staff to design, implement and monitor the execution of general IT controls, including the system development lifecycle process; and,
•created templates and control guidance to facilitate compliance with control activities and held trainings to reinforce control concepts and responsibilities for control performers.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 17 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2021 through April 30, 2021:
Class A	—	$—	—
Class C	—	$—	—
May 1, 2021 through May 31, 2021:
Class A	190,500	$13.97	190,500	(b)
Class C	—	$—	—
June 1, 2021 through June 30, 2021:
Class A	515,900	$14.17	515,900	(b)
Class C	—	$—	—
Total — April 1, 2021 through June 30, 2021:
Class A	706,400	$14.12	706,400	(b)
Class C	—	$—	—

(a)Average price paid per share includes direct acquisition costs.

(b)At June 30, 2021, the remaining amount authorized for repurchases of Liberty Latin America Shares was $81 million.

Item 6.    EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2021 (File No. 001-38335)).

10.2	Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
10.3	Form of Performance Share Appreciation Rights Agreement (Phoenix) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 4, 2021	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 4, 2021	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer