Form 10-Q
period 2021-09-30
Liberty Latin America Ltd.
filed 2021-11-02
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2021 was: 46,971,587 Class A; 1,930,907 Class B; and 182,938,026 Class C.

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

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2026 C&W Senior Notes	$500 million principal amount 7.5% senior notes due October 15, 2026 issued by C&W Senior Finance Limited
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Secured Notes	$550 million aggregate principal amount, issued at 99.195% of par, of 5.75% senior secured notes due September 7, 2027 issued by Sable
2028 LPR Term Loan	$500 million principal amount of LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Secured Notes	$480 million principal amount of 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 VTR Senior Secured Notes	$410 million principal amount of 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount of 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
AGRECU	Asociación Gremial de Consumidores Y Usuarios de Chile
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, AT&T Mobility Puerto Rico Inc., AT&T Mobility Virgin Islands Inc. and Beach Holding Corporation
AT&T TSA
Transition services agreement dated October 31, 2020 by and between AT&T and Leo Cable LP, a wholly-owned subsidiary of Liberty Latin America, for a period up to 36 months following the closing of the AT&T Acquisition

B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, C&W Jamaica and Columbus Communications Trinidad Limited

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Term Loan B-4 Facility	$1,640 million principal amount term loan B-4 facility of C&W (repaid during 2020)
C&W Term Loan B-5 Facility	$1,510 million principal amount of LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount of LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Cabletica	Cabletica, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Telefónica-Costa Rica that was acquired in August 2021
Cabletica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility
Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$277 million principal amount of LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 80 billion principal amount of TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Defined as the pending formation of a joint venture between Liberty Latin America and América Móvil that will be 50:50 owned by each investee
Chile JV Entities	Represents the entities that will be contributed to the Chile JV upon closing, consisting of Lila Chile Holding BV, and its subsidiaries, which include VTR and combine each investee's Chilean operations (as further described in note 8 to the condensed consolidated financial statements)
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	Pending acquisition of Claro Panama
Class C Right	Pro rata subscription rights granted to holders of our Class A, Class B and Class C common shares in connection with the Rights Offering
CLP	Chilean peso
CONADECUS	Corporación Nacional de Consumidores y Usuarios de Chile
Convertible Notes	$403 million principal amount of 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
Costa Rica	Reportable segment comprised of Cabletica and Telefónica-Costa Rica
CPE	Customer premises equipment
CRC	Costa Rica colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
Directors	Members of Liberty Latin America’s board of directors
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Cablevision of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America

GLOSSARY OF DEFINED TERMS – (Continued)

Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LILAK	Class C common shares of Liberty Latin America
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; (ii) 2028 LPR Term Loan; and (iii) at December 31, 2020, 2026 SPV Credit Facility
LPR Revolving Credit Facility	$168 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
MVNO	Mobile virtual network operator
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
ODECU	La Organización de Consumidores y Usuarios de Chile
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
Rights Distribution	Authorized distribution of Class C Rights to acquire Class C common shares in the Rights Offering
Rights Offering	September 2020 rights offering whereby we distributed 0.269 of a Class C Right for each share of Class A, Class B and Class C commons shares held as of the record date
RSUs	Restricted stock units
Sable	Sable International Finance Limited, a wholly-owned subsidiary of C&W
Sable Currency Swaps	U.S. dollar to the Jamaican dollar cross-currency swaps held by Sable
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Share Repurchase Program	The share repurchase program for up to $100 million of our Class A and/or Class C common shares over two years that was authorized by our Directors on March 16, 2020
TAB	Tasa Activa Bancaria interest rate
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company with operations primarily in Europe and Latin America
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica, S.A. for our acquisition of their operations in Costa Rica
Telefónica-Costa Rica	Telefónica de Costa Rica TC, S.A., an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Telefónica-Costa Rica Acquisition	Acquisition of Telefónica S.A.’s wireless operations in Costa Rica
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; (ii) VTR RCF – B; and (iii) at December 31, 2020, the VTR TLB-1 and VTR TLB-2 facilities
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount of ICP +3.8% term loan facility of VTR (repaid during 2021)

GLOSSARY OF DEFINED TERMS – (Continued)

VTR TLB-2 Facility	CLP 33 billion principal amount of 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$917.0	$894.2
Trade receivables, net of allowances of $80.5 million and $100.0 million, respectively	527.5	560.7
Prepaid expenses	84.0	62.6
Current notes receivable, net of allowances of $15.9 million and $8.3 million, respectively	113.5	77.5
Other current assets, net	382.7	356.9
Total current assets	2,024.7	1,951.9

Goodwill	4,561.6	4,885.5
Property and equipment, net	4,246.9	4,911.4
Intangible assets subject to amortization, net	875.6	858.9
Intangible assets not subject to amortization	1,592.4	1,465.6
Assets held for sale	1,542.2	—
Other assets, net	1,153.2	1,156.7
Total assets	$15,996.6	$15,230.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$253.0	$351.7
Current portion of deferred revenue	136.1	184.9
Current portion of debt and finance lease obligations	75.6	161.9
Accrued capital expenditures	46.4	73.6
Accrued interest	107.3	132.3
Accrued payroll and employee benefits	89.3	107.5
Derivative instruments	44.8	90.2
Current operating lease liabilities	78.9	63.2
Other accrued and current liabilities	524.5	539.7
Total current liabilities	1,355.9	1,705.0
Long-term debt and finance lease obligations	7,443.1	8,195.3
Deferred tax liabilities	698.1	619.9
Deferred revenue	164.0	185.3
Liabilities associated with assets held for sale	1,836.9	—
Other long-term liabilities	774.2	1,080.8
Total liabilities	12,272.2	11,786.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 50,017,295 and 47,553,779 shares issued and outstanding, respectively, at September 30, 2021; 49,303,401 and 49,009,585 shares issued and outstanding, respectively, at December, 31, 2020	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,930,907 shares issued and outstanding at September 30, 2021; 1,932,386 shares issued and outstanding at December 31, 2020	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 183,395,888 and 182,722,730 shares issued and outstanding, respectively, at September 30, 2021; 181,786,924 and 181,113,766 shares issued and outstanding, respectively, at December 31, 2020	1.8	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 3,136,674 and 966,974 shares, respectively	(39.5)	(9.5)
Additional paid-in capital	5,057.7	4,982.0
Accumulated deficit	(1,964.1)	(2,134.5)
Accumulated other comprehensive loss, net of taxes	(100.2)	(125.6)
Total Liberty Latin America shareholders	2,956.2	2,714.7
Noncontrolling interests	768.2	729.0
Total equity	3,724.4	3,443.7
Total liabilities and equity	$15,996.6	$15,230.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions, except per share amounts

Revenue	$1,192.0	$887.5	$3,519.9	$2,667.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	291.0	189.7	846.9	580.2
Other operating costs and expenses	488.0	365.6	1,402.5	1,105.8
Depreciation and amortization	253.5	231.6	753.4	661.5
Impairment, restructuring and other operating items, net	22.1	14.0	41.3	331.5
	1,054.6	800.9	3,044.1	2,679.0
Operating income (loss)	137.4	86.6	475.8	(11.6)
Non-operating income (expense):
Interest expense	(137.1)	(129.9)	(397.2)	(408.5)
Realized and unrealized gains (losses) on derivative instruments, net	292.0	(78.1)	464.2	(239.7)
Foreign currency transaction gains (losses), net	(136.2)	30.1	(206.0)	(115.1)
Losses on debt extinguishment	(1.9)	(41.7)	(25.2)	(45.1)
Other income (expense), net	(41.1)	0.2	(42.1)	11.8
	(24.3)	(219.4)	(206.3)	(796.6)
Earnings (loss) before income taxes	113.1	(132.8)	269.5	(808.2)
Income tax benefit (expense)	(39.1)	42.8	(105.1)	33.4
Net earnings (loss)	74.0	(90.0)	164.4	(774.8)
Net loss attributable to noncontrolling interests	4.2	5.4	6.0	116.5
Net earnings (loss) attributable to Liberty Latin America shareholders	$78.2	$(84.6)	$170.4	$(658.3)

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.34	$(0.46)	$0.73	$(3.59)

Dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.33	$(0.46)	$0.73	$(3.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$74.0	$(90.0)	$164.4	$(774.8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	52.6	(27.4)	9.5	(67.8)
Reclassification adjustments included in net earnings (loss)	(0.2)	0.6	2.4	(2.5)
Other	9.9	(0.5)	13.1	1.1
Other comprehensive earnings (loss)	62.3	(27.3)	25.0	(69.2)
Comprehensive earnings (loss)	136.3	(117.3)	189.4	(844.0)
Comprehensive loss attributable to noncontrolling interests	4.0	5.5	6.4	117.3
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$140.3	$(111.8)	$195.8	$(726.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2020	$0.5	$—	$1.3	$(9.5)	$4,606.2	$(2,021.0)	$(56.0)	$2,521.5	$758.4	$3,279.9
Net loss	—	—	—	—	—	(84.6)	—	(84.6)	(5.4)	(90.0)
Other comprehensive loss	—	—	—	—	—	—	(27.2)	(27.2)	(0.1)	(27.3)
Issuance of Liberty Latin America common shares, net	—	—	0.5	—	347.2	—	—	347.7	—	347.7
Share-based compensation	—	—	—	—	19.0	—	—	19.0	—	19.0
Other	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance at September 30, 2020	$0.5	$—	$1.8	$(9.5)	$4,972.4	$(2,105.6)	$(83.2)	$2,776.4	$751.3	$3,527.7

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,447.1)	$(14.8)	$3,109.8	$870.1	$3,979.9
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,447.3)	(14.8)	3,109.6	870.3	3,979.9
Net loss	—	—	—	—	—	(658.3)	—	(658.3)	(116.5)	(774.8)
Other comprehensive loss	—	—	—	—	—	—	(68.4)	(68.4)	(0.8)	(69.2)
Repurchase of Liberty Latin America common shares	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Issuance of Liberty Latin America common shares, net	—	—	0.5	—	347.2	—	—	347.7	—	347.7
Share-based compensation	—	—	—	—	54.4	—	—	54.4	—	54.4
Other	—	—	—	—	0.9	—	—	0.9	(1.7)	(0.8)
Balance at September 30, 2020	$0.5	$—	$1.8	$(9.5)	$4,972.4	$(2,105.6)	$(83.2)	$2,776.4	$751.3	$3,527.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,042.3)	$(162.3)	$2,810.7	$725.3	$3,536.0
Net earnings	—	—	—	—	—	78.2	—	78.2	(4.2)	74.0
Other comprehensive earnings	—	—	—	—	—	—	62.1	62.1	0.2	62.3
Repurchase of Liberty Latin America common shares	—	—	—	(20.0)	—	—	—	(20.0)	—	(20.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	46.9	46.9
Share-based compensation	—	—	—	—	25.1	—	—	25.1	—	25.1
Other	—	—	—	—	0.1	—	—	0.1	—	0.1
Balance at September 30, 2021	$0.5	$—	$1.8	$(39.5)	$5,057.7	$(1,964.1)	$(100.2)	$2,956.2	$768.2	$3,724.4

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,134.5)	$(125.6)	$2,714.7	$729.0	$3,443.7
Net earnings	—	—	—	—	—	170.4	—	170.4	(6.0)	164.4
Other comprehensive earnings	—	—	—	—	—	—	25.4	25.4	(0.4)	25.0
Repurchase of Liberty Latin America common shares	—	—	—	(30.0)	—	—	—	(30.0)	—	(30.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	46.9	46.9
Share-based compensation	—	—	—	—	75.7	—	—	75.7	—	75.7
Other	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	$0.5	$—	$1.8	$(39.5)	$5,057.7	$(1,964.1)	$(100.2)	$2,956.2	$768.2	$3,724.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2021	2020
	in millions
Cash flows from operating activities:
Net earnings (loss)	$164.4	$(774.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	88.9	75.3
Depreciation and amortization	753.4	661.5
Impairment	3.0	279.9
Loss (gain) on dispositions	(10.0)	0.3
Amortization of debt financing costs, premiums and discounts, net	24.4	22.0
Realized and unrealized losses (gains) on derivative instruments, net	(464.2)	239.7
Foreign currency transaction losses, net	206.0	115.1
Losses on debt extinguishment	25.2	45.1
Impairment of an investment	41.1	—
Deferred income tax expense (benefit)	46.1	(69.5)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions	(160.5)	(103.6)
Net cash provided by operating activities	717.8	491.0

Cash flows from investing activities:
Capital expenditures	(544.7)	(418.3)
Cash paid in connection with acquisitions, net of cash acquired	(520.6)	(0.1)
Other investing activities, net	(10.0)	(0.5)
Net cash used by investing activities	(1,075.3)	(418.9)

Cash flows from financing activities:
Borrowings of debt	1,046.2	1,289.0
Payments of principal amounts of debt and finance lease obligations	(443.8)	(1,259.5)
Issuance of Liberty Latin America common shares, net	—	349.6
Net cash received (paid) related to derivative instruments	(43.0)	180.6
Payment of financing costs and debt redemption premiums	(37.2)	(75.4)
Repurchase of Liberty Latin America common shares	(30.0)	(9.5)
Distributions to noncontrolling interest owners	(1.3)	(2.3)
Capital contribution from noncontrolling interest owner	46.9	—
Other financing activities, net	(7.2)	(7.6)
Net cash provided by financing activities	530.6	464.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.7)	(11.1)

Net increase in cash, cash equivalents and restricted cash	166.4	525.9

Cash, cash equivalents and restricted cash:
Beginning of period	912.5	2,457.0
End of period	$1,078.9	$2,982.9

Cash paid for interest	$361.0	$384.6
Net cash paid for taxes	$21.7	$42.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) VTR; and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Cabletica and, as of August 9, 2021 and as further described in note 4, Telefónica-Costa Rica. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Chile, through our reportable segment VTR;
iv.Costa Rica, through Cabletica and its subsidiary, Telefónica-Costa Rica; and
B.through the Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.
Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica-Costa Rica Acquisition on August 9, 2021 (as further described in note 4), Cabletica and Telefónica-Costa Rica now comprise our Costa Rica operating and reportable segment. For additional information regarding our segment changes, see note 19.
Effective September 29, 2021, in connection with the pending formation of the Chile JV (as further described in note 8), we began accounting for the Chile JV Entities as “held for sale.” Accordingly, the assets and liabilities of the Chile JV Entities, excluding certain cash balances, are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our September 30, 2021 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications to exclude the Chile JV Entities from continuing operations in our condensed consolidated statements of operations or cash flows and related footnote disclosures. For additional information, see note 8.
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2021.
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
September 30, 2021
(unaudited)
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(3)    Current Expected Credit Losses
The changes in our trade receivables’ allowance for credit losses are set forth below:

	Nine months ended September 30,
	2021	2020
	in millions

Balance at beginning of period	$100.0	$87.3
Provision for expected losses	38.6	50.3
Write-offs	(48.7)	(45.3)
Reclassification to assets held for sale	(9.7)	—
Foreign currency translation adjustments and other	0.3	4.5
Balance at end of period	$80.5	$96.8

(4)    Acquisitions
Pending Acquisition
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2022.
2021 Acquisition
Telefónica-Costa Rica Acquisition. On July 30, 2020, we entered into the Telefónica Acquisition Agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the acquisition of all of the outstanding shares of Telefónica-Costa Rica. The Telefónica-Costa Rica Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Cabletica entity, as further described in note 17.
The following table sets forth a reconciliation of the stated purchase price included in the Telefónica Acquisition Agreement to the net cash paid for the Telefónica-Costa Rica Acquisition (in millions):

Stated Telefónica Acquisition Agreement purchase price	$500.0
Preliminary working capital adjustments	37.6
Total purchase price	537.6
Opening balance sheet cash	(17.0)
Net cash paid for the Telefónica-Costa Rica Acquisition	$520.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
We have accounted for the Telefónica-Costa Rica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Telefónica-Costa Rica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable net assets and liabilities. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets, leases and income taxes. A summary of the purchase price and preliminary opening balance sheet of Telefónica-Costa Rica at the August 9, 2021 acquisition date are presented in the following table (in millions):

Current assets (a)	$83.3
Goodwill (b)	260.1
Property and equipment	97.2
Intangible assets subject to amortization (c)	166.0
Other assets (d)	173.0
Current liabilities (e)	(83.2)
Long-term liabilities (f)	(158.8)
Total purchase price (g)	$537.6
(a)Primarily consists of trade receivables, notes receivables related to equipment installment-plan receivables and cash.
(b)The goodwill recognized in connection with the Telefónica-Costa Rica Acquisition is primarily attributable to (i) the ability to take advantage of Telefónica-Costa Rica’s existing mobile network to gain immediate access to potential customers, and (ii) synergies that are expected to be achieved through the integration of Telefónica-Costa Rica with Liberty Latin America’s existing business in Costa Rica, Cabletica. Due to the nature of the Telefónica-Costa Rica Acquisition, no tax deductions related to goodwill are expected.
(c)At August 9, 2021, the preliminary assessments of the weighted average useful lives of the acquired customer relationship intangible assets and spectrum intangible assets were approximately 8 years and 25 years, respectively.
(d)Long-term assets primarily consist of: the long-term portion of note receivables related to equipment installment-plan receivables and operating lease right-of-use assets.
(e)Primarily consists of accounts payable and current operating lease obligations.

(f)Long-term liabilities primarily consist of the non-current portion of operating lease obligations and deferred tax liabilities.

(g)Amount excludes $10 million of direct acquisition costs incurred during 2021. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.
Our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2021 include revenue and net earnings of $41 million and $3 million, respectively, attributable to Telefónica-Costa Rica.
2020 Acquisition
AT&T Acquisition. On October 31, 2020, we acquired from AT&T all of the outstanding shares of the AT&T Acquired Entities, which following the closing of the AT&T Acquisition are referred to as Liberty Mobile and its subsidiaries. The operations acquired in the AT&T Acquisition provide consumer mobile and B2B services in Puerto Rico and the U.S. Virgin Islands.
As a condition of approval of the AT&T Acquisition, the United States Department of Justice required us to divest certain B2B operations that were a part of our then-existing operations in Puerto Rico. We satisfied this condition in January 2021 by divesting those B2B operations for a stated sales price of $22 million. In connection with this divestiture, we recognized a gain on sale of $9 million, which is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
AT&T is providing ongoing support to the AT&T Acquired Entities under the AT&T TSA for a period up to 36 months following the closing of the AT&T Acquisition. Services under the AT&T TSA include, but are not limited to, (i) network operations, (ii) customer service, (iii) finance and accounting, (iv) information technology, (v) sales and marketing and (vi) content-related services. We may terminate any services under the AT&T TSA upon sixty business days’ notice to AT&T in accordance with the terms and conditions of the AT&T TSA.
We have accounted for the AT&T Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of the AT&T Acquired Entities based on assessments of their respective fair values, and the excess of the total purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of the AT&T Acquired Entities at the October 31, 2020 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Current assets (a) (b)	$155.6
Goodwill (c)	196.9
Property and equipment	768.6
Intangible assets subject to amortization (d)	85.6
Intangible assets not subject to amortization (e)	1,043.0
Other assets (b) (g)	272.8
Current liabilities (f) (g)	(67.9)
Long-term debt and finance lease obligations	(10.6)
Non-current deferred tax liabilities	(344.3)
Other long-term liabilities (g)	(167.3)
Total purchase price (h)	$1,932.4
(a)Current assets consists of trade receivables, prepaid expenses and other current assets.
(b)Current assets and other assets include $67 million and $39 million, respectively, in equipment installment-plan receivables.
(c)The goodwill recognized in connection with the AT&T Acquisition is primarily attributable to (i) the ability to take advantage of the AT&T Acquired Entities’ existing mobile network to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of the AT&T Acquired Entities with Liberty Latin America. Due to the nature of the AT&T Acquisition, no tax deductions related to goodwill are expected.
(d)Amount includes intangible assets related to customer relationships. At October 31, 2020, the weighted average useful life of the acquired customer relationship intangible assets was approximately 10 years.
(e)Amount represents the value of spectrum licenses.
(f)Current liabilities include accounts payable, current portion of debt and finance lease obligations and other accrued and current liabilities.

(g)Other assets, current liabilities and other long-term liabilities include $182 million, $33 million and $163 million related to operating lease right-of-use assets, current operating lease obligations and non-current operating lease obligations, respectively.

(h)Amount excludes $51 million and $5 million of direct acquisition costs, incurred during 2020 and 2019, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Supplemental Pro Forma Information
The pro forma financial information set forth in the tables below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had these acquisitions occurred on the date indicated nor should it be considered representative of our future financial condition or results of operations. The pro forma information set forth in the tables below include, as applicable, tax-effected pro forma adjustments primarily related to:
i.the impact of estimated costs associated with the AT&T TSA that replaced parent-company allocations included in the historical financial statements of the AT&T Acquired Entities;
ii.the impact of new rate agreements associated with roaming, subsea and ethernet services stemming from the AT&T Acquisition;
iii.the alignment of accounting policies;
iv.interest expense related to additional borrowings in conjunction with the AT&T Acquisition and the Telefónica-Costa Rica Acquisition;
v.amortization expense related to acquired intangible assets; and
vi.the elimination of direct acquisition costs.
The following unaudited pro forma condensed consolidated operating results give effect to the Telefónica-Costa Rica Acquisition, as if it had been completed as of January 1, 2020:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	in millions

Revenue	$1,220.8	$3,684.8
Net earnings attributable to Liberty Latin America shareholders	$81.7	$191.6
The following unaudited pro forma condensed consolidated operating results give effect to (i) the Telefónica-Costa Rica Acquisition, as if it had been completed as of January 1, 2020, and (ii) the AT&T Acquisition, as if it had been completed as of January 1, 2019:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	in millions

Revenue	$1,184.5	$3,518.1
Net loss attributable to Liberty Latin America shareholders	$(44.3)	$(542.1)
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2021			December 31, 2020
	Current (a)(b)	Long-term (a)(b)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (c)	$—	$14.1	$14.1	$0.7	$4.4	$5.1

Liabilities:
Cross-currency and interest rate derivative contracts (c)	$44.7	$57.5	$102.2	$71.4	$403.0	$474.4
Foreign currency forward contracts	0.1	—	0.1	18.8	—	18.8
Total	$44.8	$57.5	$102.3	$90.2	$403.0	$493.2
(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)In connection with the pending formation of the Chile JV, the derivative assets and liabilities associated with the Chile JV Entities have been included in assets held for sale and liabilities associated with assets held for sale, respectively, on our September 30, 2021 condensed consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
(c)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9) and are recorded in realized and unrealized gains (losses) on derivative instruments, net. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$285.1	$(70.7)	$464.2	$(234.7)
Foreign currency forward contracts	15.4	(2.3)	20.1	5.8
Weather Derivatives	(8.5)	(5.1)	(20.1)	(10.8)
Total	$292.0	$(78.1)	$464.2	$(239.7)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(a)    Changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($15 million) and $1 million during the three months ended September 30, 2021 and 2020, respectively, and ($44 million) and $41 million during the nine months ended September 30, 2021 and 2020, respectively. Included in these amounts for the three and nine months ended September 30, 2021 are net losses of $12 million and $29 million, respectively, related to the Chile JV Entities.
(b)     The losses for the nine months ended September 30, 2020 include a realized gain of $71 million associated with the settlement of certain cross-currency interest rate swaps at VTR in June 2020 that were unwound in connection with the refinancing of certain VTR debt in 2020.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Nine months ended September 30,
	2021	2020
	in millions

Operating activities	$(109.0)	$(32.1)
Investing activities	(2.0)	7.4
Financing activities (a)	(43.0)	180.6
Total	$(154.0)	$155.9
(a)     The 2021 amount is associated with activity during the first quarter of 2021 primarily related to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. The 2020 amount is primarily related to the settlement of certain cross-currency interest rate swaps at VTR. For additional information regarding our debt refinancing activity, see note 9.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2021, our exposure to counterparty credit risk resulting from our net derivative position was not material.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2021, our C&W borrowing group had a cross-currency swap contract with

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
notional amounts due from and to counterparties of $56 million and COP 197,014 million, respectively, with a remaining contractual life of 4.8 years.
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,840.0	6.8

Liberty Puerto Rico	$500.0	10.2

Costa Rica (b)	$276.7	2.0
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, an embedded floor of 0%.
(b)Includes an embedded floor of 0.75%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$1,510.0	0.3

Liberty Puerto Rico	$500.0	0.3
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2021, our Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $11 million and CRC 6,828 million, respectively, with a weighted average remaining contractual life of 0.2 years.

Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. During 2021, we entered into an interest rate floor at Liberty Puerto Rico associated with the refinancing of the LPR Credit Facilities. At September 30, 2021, the total notional amount of our interest rate floor was $500 million with a remaining contractual life of 7.0 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(6)    Fair Value Measurements
General
We record most of our derivative instruments at fair value. The reported fair values of our derivative instruments as of September 30, 2021 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate and cross-currency derivative contracts are quantified and further explained in note 5. The Sable Currency Swaps, which were fully settled during the first quarter of 2021, were our only Level 3 financial instruments due to the lack of Level 2 inputs for the valuation. The fair value of the Sable Currency Swaps at December 31, 2020 was $1 million, which is included in other assets, net, in our condensed consolidated balance sheet. The change in the fair value of the Sable Currency Swaps resulted in net gains (losses) of nil and $3 million during the three months ended September 30, 2021 and 2020, respectively, and ($1 million) and $16 million during the nine months ended September 30, 2021 and 2020, respectively, which are reflected in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.
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
September 30, 2021
(unaudited)
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
During 2021, we performed nonrecurring valuations related to the preliminary acquisition accounting for the Telefónica-Costa Rica Acquisition and finalized our acquisition accounting for the AT&T Acquisition. The weighted average discount rates used in the valuations of the customer relationships acquired in the Telefónica-Costa Rica Acquisition and the AT&T Acquisition were approximately 11% and 10%, respectively. The weighted average discount rate used in the valuation of the spectrum licenses acquired in the AT&T Acquisition was approximately 8%. For information related to the status of valuation work associated with assets acquired in connection with the Telefónica-Costa Rica Acquisition and the AT&T Acquisition, see note 4.
Other
During the third quarter of 2021, we recorded a $41 million impairment charge in connection with an impairment assessment of a cost basis investment.
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Reclassification to assets held for sale (a)	Foreign currency translation adjustments and other	September 30, 2021
	in millions

C&W Caribbean and Networks	$3,112.0	$—	$—	$(48.6)	$3,063.4
C&W Panama	617.1	—	—	—	617.1
Liberty Puerto Rico	629.9	(155.3)	—	—	474.6
VTR	374.6	—	(329.1)	(45.5)	—
Costa Rica	151.9	260.1	—	(5.5)	406.5
Total	$4,885.5	$104.8	$(329.1)	$(99.6)	$4,561.6
(a)In connection with the pending formation of the Chile JV, the goodwill associated with the Chile JV Entities has been included in assets held for sale on our September 30, 2021 condensed consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
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
Our accumulated goodwill impairments were $1,624 million at each of September 30, 2021 and December 31, 2020.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2021 (a)	December 31, 2020
	in millions

Distribution systems	$4,659.5	$5,082.9
CPE	1,028.7	1,935.5
Support equipment, buildings and land	1,473.1	1,721.3
	7,161.3	8,739.7
Accumulated depreciation	(2,914.4)	(3,828.3)
Total	$4,246.9	$4,911.4
(a)In connection with the pending formation of the Chile JV, the property and equipment and related accumulated depreciation associated with the Chile JV Entities have been included in assets held for sale on our September 30, 2021 condensed consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
During the nine months ended September 30, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $65 million and $81 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2021	December 31, 2020
	in millions

Customer relationships	$1,645.3	$1,554.8
Licenses and other	284.4	159.4
	1,929.7	1,714.2
Accumulated amortization	(1,054.1)	(855.3)
Total	$875.6	$858.9

(8)    Assets Held for Sale
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV that will be owned 50:50 by Liberty Latin America and América Móvil. The consummation of the transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2022.
In connection with this transaction, we will make a balancing payment to América Móvil of CLP 73 billion ($0.1 billion equivalent). The transaction will not trigger a change of control under VTR’s debt agreements, and is not subject to Liberty Latin America or América Móvil shareholder approvals. Following completion of the transaction, we expect to account for our 50% interest in the Chile JV as an equity method investment.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Effective with the agreement to form the Chile JV, we began accounting for the Chile JV Entities as held for sale. Accordingly, we ceased to depreciate the long-lived assets of the Chile JV Entities. We have not presented Chile JV Entities as a discontinued operation, as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at September 30, 2021 are summarized below (in millions):

Assets:
Cash and cash equivalents (a)	$154.0
Other current assets, net (b)	125.9
Property and equipment, net	680.7
Goodwill	329.1
Other assets, net (b)	252.5
Total assets	$1,542.2

Liabilities:
Current portion of debt	$86.4
Other accrued and current liabilities (c)	295.2
Long-term debt	1,415.6
Other long-term liabilities (c)	39.7
Total liabilities	$1,836.9
(a)Amount excludes certain cash and cash equivalent balances of the Chile JV Entities that will be retained by Liberty Latin America upon the formation of the Chile JV and are therefore not classified as held for sale.
(b)Other current assets, net and other assets, net, include $17 million and $202 million, respectively, related to derivative assets.
(c)Other accrued and current liabilities and other long-term liabilities include $21 million and $1 million, respectively, related to derivative liabilities.
Our condensed consolidated statements of operations include earnings (loss) before income taxes attributable to the Chile JV Entities of $159 million and ($65 million) for the three months ended September 30, 2021 and 2020, respectively, and $200 million and ($106 million) for the nine months ended September 30, 2021 and 2020, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2021			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

		in millions

Convertible Notes (d)	2.00%	—	$—	$408.1	$381.8	$402.5	$402.5
C&W Notes	6.74%	—	—	2,377.9	2,435.8	2,270.0	2,270.0
C&W Credit Facilities	2.75%	(e)	790.0	1,832.6	1,834.7	1,853.4	1,856.2
LPR Senior Secured Notes	6.12%	—	—	2,217.8	1,389.4	2,110.0	1,290.0
LPR Credit Facilities	3.83%	$167.5	167.5	500.6	1,002.5	500.0	1,000.0
VTR debt	—	(f)	(f)	(f)	1,483.5	(f)	1,394.5
Cabletica Credit Facilities (g)	7.26%	$7.0	7.0	409.6	119.3	411.7	119.6
Vendor financing (f) (h)	2.66%	—	—	82.0	168.1	82.0	168.1
Total debt before premiums, discounts and deferred financing costs	5.14%		$964.5	$7,828.6	$8,815.1	$7,629.6	$8,500.9
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2021	December 31, 2020
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,629.6	$8,500.9
Premiums, discounts and deferred financing costs, net	(123.2)	(157.1)
Total carrying amount of debt	7,506.4	8,343.8
Finance lease obligations	12.3	13.4
Total debt and finance lease obligations	7,518.7	8,357.2
Less: Current maturities of debt and finance lease obligations	(75.6)	(161.9)
Long-term debt and finance lease obligations	$7,443.1	$8,195.3
(a)Represents the weighted average interest rate in effect at September 30, 2021 for all borrowings outstanding (excluding those of the Chile JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2021, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, including VTR, both before and after completion of the September 30, 2021 compliance reporting requirements. At September 30, 2021, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(c)The estimated fair values of our debt instruments are determined using the applicable bid prices (mostly Level 1 of the fair value hierarchy) or from quoted prices for similar instruments in active markets adjusted for the estimated credit spreads of the applicable entity, to the extent available, and other relevant factors (Level 2 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At September 30, 2021, the carrying value of the Convertible Notes was $354 million and the unamortized debt discount on the Convertible Notes was $46 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and Jamaican dollar revolving credit facilities.
(f)In connection with the pending formation of the Chile JV, the outstanding third-party debt and vendor financing of the Chile JV Entities has been reflected in liabilities associated with assets held for sale on our September 30, 2021 condensed consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
(g)The Cabletica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(h)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $82 million and $78 million for the nine months ended September 30, 2021 and 2020, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Financing Activity
The general terms of the significant notes we issued and credit facilities we entered into or amended during 2021, including activity related to the Chile JV Entities, are as follows:

Borrowing group		Issued at		Interest rate	Borrowing				Non-cash component (a)
	Instrument		Maturity		Borrowing currency		USD equivalent
					in millions

C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	LIBOR + 3.25%		(b)			$—

Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%	July 15, 2029	5.125%		$820.0	$820.0		$500.0
Liberty Puerto Rico	2028 LPR Term Loan	100%	October 15, 2028	LIBOR + 3.75%		$500.0	$500.0		$500.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.5%		(c)			$—

VTR	2029 VTR Senior Secured Notes	100%	April 15, 2029	4.375%		$410.0	$410.0		$60.0
VTR	VTR RCF – A	N/A	June 15, 2026	TAB + 3.35%		$—	$—		$—

Costa Rica (d)	Cabletica Term Loan B-1 Facility	100%	August 1, 2024	LIBOR + 5.50% (e)		$227.5	$227.5		$—
Costa Rica (d)	Cabletica Term Loan B-2 Facility	100%	August 1, 2024	TBP + 6.75%	CRC	36,457.9	$58.8	N/A	$—
(a)Represents the non-cash component of the financing, if any. Non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
(b)In September 2021, the C&W Revolving Credit Facility was amended to extend the maturity of $580 million in underlying commitments from January 30, 2026 to January 30, 2027.
(c)Total commitments under the LPR Revolving Credit Facility were increased by $43 million during the first quarter of 2021.
(d)Borrowings under the Cabletica Term Loan B-1 Facility and Cabletica Term Loan B-2 Facility were used to fund a portion of the Telefónica-Costa Rica Acquisition.
(e)Subject to a LIBOR floor of 75 basis points.
During 2021, we made repayments on the following debt instruments, including repayments related to the Chile JV Entities:

Borrowing group		Redemption price	Principal amount repaid			Non-cash component (b)	Loss on debt extinguishment
	Instrument		Borrowing currency		USD equivalent (a)
			in millions

Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0	$14.3

VTR	2028 VTR Senior Secured Notes	103%		$120.0	$120.0	$60.0	$4.0
VTR	VTR TLB-1 Facility	100%	CLP	140,900.0	$196.4	$—	$5.6
VTR	VTR TLB-2 Facility	100%	CLP	33,100.0	$46.1	$—	$1.3
(a)Translated at the transaction date, if applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(b)Represents the non-cash component of the repayment, if any. Non-cash activity relates to cash repayments that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
Maturities of Debt
Maturities of our debt as of September 30, 2021 are presented below. The table below excludes the debt of the Chile JV Entities as it has been reflected in liabilities associated with assets held for sale on our September 30, 2021 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents based on September 30, 2021 exchange rates:

	C&W	Liberty Puerto Rico	Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2021 (remainder of year)	$28.2	$—	$—	$0.1	$28.3
2022	60.2	—	—	0.5	60.7
2023	124.7	—	—	0.6	125.3
2024	60.8	—	411.7	402.8	875.3
2025	144.6	—	—	—	144.6
2026	500.6	—	—	—	500.6
Thereafter	3,284.8	2,610.0	—	—	5,894.8
Total debt maturities	4,203.9	2,610.0	411.7	404.0	7,629.6
Premiums, discounts and deferred financing costs, net	(27.3)	(38.3)	(8.8)	(48.8)	(123.2)
Total debt	$4,176.6	$2,571.7	$402.9	$355.2	$7,506.4
Current portion	$74.4	$—	$—	$0.4	$74.8
Noncurrent portion	$4,102.2	$2,571.7	$402.9	$354.8	$7,431.6
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Event
In October 2021, we entered into the C&W Term Loan B-6 Facility. Interest is payable quarterly on the C&W Term Loan B-6 Facility. The net proceeds from the C&W Term Loan B-6 Facility were primarily used to (i) redeem in full, $500 million of aggregate principal amount under the 2026 C&W Senior Notes at a redemption price of 103.75% and (ii) redeem $55 million of aggregate principal amount under the 2027 C&W Senior Secured Notes at a redemption price of 103.0%.

(10)    Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Operating lease expense:
Operating lease cost	$25.6	$10.3	$66.1	$32.9
Short-term lease cost	5.3	3.5	15.2	9.7
Total operating lease expense	$30.9	$13.8	$81.3	$42.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Certain other details of our operating leases are set forth in the tables below:

	September 30, 2021	December 31, 2020
	in millions

Operating lease right-of-use assets	$385.5	$328.6
Operating lease liabilities:
Current	$78.9	$63.2
Noncurrent	320.0	269.7
Total operating lease liabilities	$398.9	$332.9

Weighted-average remaining lease term	6.8 years	7.2 years

Weighted-average discount rate	7.3%	5.6%

	Nine months ended September 30,
	2021	2020
	in millions

Operating cash outflows related to operating leases	$63.6	$29.1
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$138.9	$23.0
(a)Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2021 and 2020, respectively, including $117 million acquired in connection with the Telefónica-Costa Rica Acquisition.
Our operating lease right-of-use assets are included in other assets, net, and our noncurrent operating lease liabilities are included in other long-term liabilities in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2021 are presented below. The table below excludes the operating lease liabilities of the Chile JV Entities as they have been reflected in liabilities associated with assets held for sale on our September 30, 2021 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2021 exchange rates.

Years ending December 31:
2021 (remainder of year)	$23.7
2022	90.6
2023	77.5
2024	68.4
2025	60.8
2026	51.5
Thereafter	134.2
Total operating lease liabilities on an undiscounted basis	506.7
Present value discount	(107.8)
Present value of operating lease liabilities	$398.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2021, we have approximately $375 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over a weighted average remaining life of six years.

(12)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices, and other direct costs related to our operations.

Our programming and other direct costs of services by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Programming and copyright	$108.5	$96.0	$334.7	$289.5
Interconnect	69.7	58.2	201.9	183.3
Equipment and other	112.8	35.5	310.3	107.4
Total programming and other direct costs of services	$291.0	$189.7	$846.9	$580.2

(13)    Other Operating Costs and Expenses
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Personnel and contract labor	$142.9	$113.9	$425.1	$351.6
Network-related	85.0	66.4	242.8	193.2
Service-related	47.4	35.2	140.2	110.0
Commercial	57.4	38.8	163.5	120.3
Facility, provision, franchise and other	122.2	83.3	342.0	255.4
Share-based compensation expense	33.1	28.0	88.9	75.3
Total other operating costs and expenses	$488.0	$365.6	$1,402.5	$1,105.8

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
Income tax benefit (expense) was ($39 million) and $43 million during the three months ended September 30, 2021 and 2020, respectively, and ($105 million) and $33 million during the nine months ended September 30, 2021 and 2020, respectively. This represents an effective income tax rate of (34.6%) and (32.2%) for the three months ended September 30, 2021 and 2020, respectively, and (39.0%) and (4.1%) for the nine months ended September 30, 2021 and 2020, respectively, including items treated discretely.
For the three and nine months ended September 30, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of international rate differences, net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses, and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income. For the three months ended September 30, 2021, income tax expense reflects net favorable changes in uncertain tax positions. For the nine months ended September 30, 2021, income tax expense reflects net unfavorable changes in uncertain tax positions.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(15)    Share-based Compensation
Share-based Incentive Awards

The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares held by our employees and our Directors as of September 30, 2021.

	Number of shares	Weighted average exercise price
Share-based incentive award type
SARs:
Class A common shares:
Outstanding	6,491,094	$16.16
Exercisable	2,781,882	$19.58
Class C common shares:
Outstanding	12,971,448	$16.21
Exercisable	5,553,395	$19.63

Number of shares
Share-based incentive award type
RSUs outstanding:
Class A common shares	1,172,984
Class C common shares	2,345,707
PSUs outstanding:
Class A common shares	754,044
Class C common shares	1,573,623
The following tables summarize the share-based incentive awards related to Liberty Latin America Class A and Class C common shares granted to our employees and our Directors during the nine months ended September 30, 2021.

	Number of shares	Weighted average exercise price	Weighted average grant date fair value
Share-based incentive award type
SARs granted:
Class A common shares	1,922,255	$13.97	$6.44
Class C common shares	3,844,510	$14.07	$6.43
PSARs granted (2021 PSARs):
Class A common shares	2,733,325	$13.98	$6.90
Class C common shares	5,466,675	$14.08	$6.87

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)

	Number of shares	Weighted average grant-date fair value
Share-based incentive award type
RSUs granted:
Class A common shares (a)	1,548,992	$13.88
Class C common shares (a)	3,204,589	$14.00
PSUs granted (2020 PSUs):
Class A common shares	645,704	$11.76
Class C common shares	1,347,552	$11.48
(a)    During March 2021, we granted 0.6 million and 1.2 million shares of Class A and Class C RSUs, respectively, that vested immediately in settlement of certain bonus liabilities relating to the year ended December 31, 2020, which are included in the amounts presented in the table.
2021 PSARs
During 2021, certain key employees received a one-time grant of PSARs (the 2021 PSARs). Each award represents the right to receive a payment in shares or, if the compensation committee so determines, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs, have a term of ten years, a performance period from January 1, 2021 and ending December 31, 2023 and will vest on March 16, 2024 based on the continued employment of the recipient through this date. The 2021 PSARs have performance conditions based on the achievement of individual objectives during the performance period. These objectives consist of qualitative measures.
2020 PSUs
In early 2020, our compensation committee approved target annual equity awards (the 2020 PSUs) to be granted to executive officers and certain other employees. The initial targets for the annual equity awards were identical to the 2019 targets. Because of the COVID-19 pandemic, and the difficulty in providing clarity on our then expected results over a two-year performance period for the 2020 PSUs, the compensation committee determined in July 2020 to delay the setting of the performance target for the 2020 PSUs so that the compensation committee would have better visibility of the impacts of the pandemic on the long-range plans for Liberty Latin America. As a result of this delay in setting the performance targets, no targets were communicated to award recipients, and as such, a grant date for accounting purposes was not considered to have occurred. On February 19, 2021, in light of the ongoing COVID-19 pandemic, the compensation committee reevaluated, reset and communicated the financial and operational targets for earning the 2020 PSUs thereby establishing a grant date for the 2020 PSUs. Each of the 2020 PSUs represents the right to receive one Liberty Latin America Class A or Class C common share, as applicable, subject to achievement of certain performance criteria and a time-based vesting period. The performance criteria is based upon the achievement of operating cash flow, defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation, and impairment, restructuring and other operating items, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that affect comparability (OCF), during the period from January 1, 2021 through December 31, 2021. Additionally, the 2020 PSUs provide for an over- and under-performance payout ranging from 0% to 150% should the OCF, as adjusted, exceed or fail to meet the target, as applicable. The earned 2020 PSUs will vest 50% on each of March 15, 2022 and September 15, 2022.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(16)     Earnings or Loss per Share
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic	232,801,996	185,380,797	233,059,215	183,286,840
Diluted	253,429,864	185,380,797	233,871,985	183,286,840

We reported net losses attributable to Liberty Latin America shareholders during the three and nine months ended September 30, 2020. The potentially dilutive effect at September 30, 2020 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 19.4 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of 1.5 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million.
The details of the calculations of our basic and diluted EPS for the three and nine months ended September 30, 2021 are set forth below in millions, except for share amounts:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$78.2	$170.4
Incremental income upon conversion of the Convertible Notes (if-converted method)	6.0	—
Net earnings attributable to holders of Liberty Latin America Shares (diluted EPS computation)	$84.2	$170.4
Denominator:
Weighted average shares (basic EPS computation)	232,801,996	233,059,215
Incremental shares attributable to the release of PSUs, RSUs and SARs upon vesting (treasury stock method)	1,134,189	812,770
Incremental shares attributable to the conversion of the Convertible Notes (if-converted method) (a)	19,493,679	—
Weighted average shares (diluted EPS computation) (b)	253,429,864	233,871,985
(a)The Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. The effect of the Capped Calls have not been reflected in dilutive share calculations set forth above as they are anti-dilutive.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(b)We have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 19.9 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSARs and PSUs of 8.2 million and (iii) for the nine-month period, using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million, because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria.

(17)    Equity
Contribution from noncontrolling interest owners
During the third quarter of 2021, we received an equity contribution of $47 million from the noncontrolling interest owner of our Cabletica entity, the proceeds of which were used to partially fund the Telefónica-Costa Rica Acquisition. This contribution represented their pro-rata share of the equity portion of the purchase price for the Telefónica-Costa Rica Acquisition, and has been reflected as a contribution from noncontrolling interest owners in our condensed consolidated statements of equity and as a financing activity in our condensed consolidated statement of cash flows.
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
During the nine months ended September 30, 2021, we repurchased 2,169,700 Class A common shares. During the nine months ended September 30, 2020, we repurchased 293,816 and 673,158 Class A and Class C common shares, respectively. At September 30, 2021, the remaining amount authorized for share repurchases was $61 million.
Rights Offering
On August 5, 2020, our Directors authorized the Rights Distribution to holders of Class C Rights to acquire LILAK common shares in the Rights Offering. In the Rights Distribution, we distributed 0.269 of a Class C Right for each share of Class A, Class B or Class C common shares of Liberty Latin America held as of September 8, 2020, which was the record date for the Rights Distribution. Fractional Class C Rights were rounded up to the nearest whole right. Each whole Class C Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of LILAK at a subscription price of $7.14, which was equal to an approximate 25% discount to the volume weighted average trading price of LILAK for the 3-day trading period ending on and including September 2, 2020. Each Class C Right also entitled the holder to subscribe for additional shares of LILAK that were unsubscribed for in the Rights Offering pursuant to an over-subscription privilege. The Rights Offering commenced on September 11, 2020, which was also the ex-dividend date for the Rights Distribution. The Rights Offering expired in accordance with its terms on September 25, 2020 and was fully subscribed with 49,049,073 shares of LILAK issued to those rights holders exercising basic and, if applicable, over-subscription privileges.

(18)    Commitments and Contingencies
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
Legal and Regulatory Proceedings and Other Contingencies
VTR Class Action. On August 25, 2020, VTR was notified that SERNAC had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. VTR was also notified in August about two additional class action complaints filed by consumer associations (ODECU and AGRECU) making similar claims and allegations. The class action complaint of ODECU was filed in the 21st Civil Court of Santiago, and the class action complaint of AGRECU was filed in the 26th Civil Court of Santiago. The complaint of SERNAC and ODECU seeks (i) the Court declare that VTR has infringed the rules of the Consumer Protection Law; (ii) the responsibility of VTR for such infractions and, if so, establish the corresponding fines; and (iii) compensatory and punitive damages. In the case of AGRECU, the complaint only seeks compensatory damages. On October 22, 2020, VTR was notified of a fourth class action complaint filed by CONADECUS in the 16th Civil Court of Santiago alleging that VTR did not adhere to certain call center, technical visit and service level requirements under applicable law. On April 21, 2021, the Court of Appeals of Santiago issued a ruling joining the four class action complaints into one legal procedure. We believe that the allegations contained in the complaints are without merit, in particular as it relates to VTR’s service and response during the pandemic and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing. Additionally, a liability, if any, or a reasonable range of loss is not currently determinable based upon the current facts and circumstances of these claims.
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
As a result of organizational changes during the first quarter of 2021, VTR and Costa Rica are now each an operating and reportable segment rather than one segment. Accordingly, as of September 30, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Costa Rica.
Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica-Costa Rica Acquisition on August 9, 2021 (as further described in note 4), Cabletica and Telefónica-Costa Rica now comprise our operating and reportable segment referred to herein as “Costa Rica.”

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
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
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Costa Rica and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

C&W Caribbean and Networks	$434.5	$421.7	$1,298.5	$1,278.6
C&W Panama	128.9	118.9	379.0	369.4
Liberty Puerto Rico	359.0	114.4	1,080.7	328.1
VTR	193.1	201.8	612.7	601.3
Costa Rica	76.9	35.1	149.4	103.4
Corporate	5.4	—	16.2	—
Intersegment eliminations	(5.8)	(4.4)	(16.6)	(13.4)
Total	$1,192.0	$887.5	$3,519.9	$2,667.4

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

C&W Caribbean and Networks	$181.6	$177.3	$551.0	$531.0
C&W Panama	47.9	43.1	137.5	125.8
Liberty Puerto Rico	142.2	58.1	453.5	161.0
VTR	65.1	79.1	204.3	232.3
Costa Rica	24.0	13.8	50.8	40.3
Corporate	(14.7)	(11.2)	(37.7)	(33.7)
Total	$446.1	$360.2	$1,359.4	$1,056.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Total Adjusted OIBDA	$446.1	$360.2	$1,359.4	$1,056.7
Share-based compensation expense	(33.1)	(28.0)	(88.9)	(75.3)
Depreciation and amortization	(253.5)	(231.6)	(753.4)	(661.5)
Impairment, restructuring and other operating items, net	(22.1)	(14.0)	(41.3)	(331.5)
Operating income (loss)	137.4	86.6	475.8	(11.6)
Interest expense	(137.1)	(129.9)	(397.2)	(408.5)
Realized and unrealized gains (losses) on derivative instruments, net	292.0	(78.1)	464.2	(239.7)
Foreign currency transaction gains (losses), net	(136.2)	30.1	(206.0)	(115.1)
Losses on debt extinguishment	(1.9)	(41.7)	(25.2)	(45.1)
Other income (expense), net	(41.1)	0.2	(42.1)	11.8
Earnings (loss) before income taxes	$113.1	$(132.8)	$269.5	$(808.2)
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

	Nine months ended September 30,
	2021	2020
	in millions

C&W Caribbean and Networks	$190.9	$181.8
C&W Panama	64.5	52.3
Liberty Puerto Rico	139.1	52.3
VTR	158.0	126.7
Costa Rica	25.6	17.7
Corporate	20.9	12.3
Total property and equipment additions	599.0	443.1
Assets acquired under capital-related vendor financing arrangements	(65.0)	(80.5)
Changes in current liabilities related to capital expenditures	10.7	55.7
Total capital expenditures	$544.7	$418.3
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
•residential fixed non-subscription revenue, which primarily includes interconnect and advertising revenue;

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

	Three months ended September 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$32.6	$6.5	$39.4	$72.6	$18.4	$—	$—	$169.5
Broadband internet	68.9	11.5	64.1	75.8	15.4	—	—	235.7
Fixed-line telephony	16.6	4.3	7.1	19.4	1.1	—	—	48.5
Total subscription revenue	118.1	22.3	110.6	167.8	34.9	—	—	453.7
Non-subscription revenue	10.6	2.3	5.0	3.8	1.5	—	(0.1)	23.1
Total residential fixed revenue	128.7	24.6	115.6	171.6	36.4	—	(0.1)	476.8
Residential mobile revenue:
Service revenue	76.1	38.6	114.2	11.5	27.6	—	0.1	268.1
Interconnect, inbound roaming, equipment sales and other (b)	12.8	11.6	70.8	1.7	7.0	5.4	—	109.3
Total residential mobile revenue	88.9	50.2	185.0	13.2	34.6	5.4	0.1	377.4
Total residential revenue	217.6	74.8	300.6	184.8	71.0	5.4	—	854.2
B2B revenue:
Service revenue (c)	153.8	54.1	51.0	8.3	5.9	—	(1.4)	271.7
Subsea network revenue	63.1	—	—	—	—	—	(4.4)	58.7
Total B2B revenue	216.9	54.1	51.0	8.3	5.9	—	(5.8)	330.4
Other revenue (d)	—	—	7.4	—	—	—	—	7.4
Total	$434.5	$128.9	$359.0	$193.1	$76.9	$5.4	$(5.8)	$1,192.0
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

(b)The total amount includes $24 million of inbound roaming revenue and $60 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $5 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
(d)Amount relates to revenue received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.

	Three months ended September 30, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$34.7	$6.1	$37.1	$72.2	$19.7	$—	$169.8
Broadband internet	62.7	9.5	52.5	84.5	13.0	—	222.2
Fixed-line telephony	18.3	4.3	6.5	18.0	1.0	—	48.1
Total subscription revenue	115.7	19.9	96.1	174.7	33.7	—	440.1
Non-subscription revenue	10.5	2.6	4.2	4.0	1.4	—	22.7
Total residential fixed revenue	126.2	22.5	100.3	178.7	35.1	—	462.8
Residential mobile revenue:
Service revenue	71.6	39.1	—	13.8	—	—	124.5
Interconnect, inbound roaming, equipment sales and other (a)	10.7	10.1	—	2.0	—	—	22.8
Total residential mobile revenue	82.3	49.2	—	15.8	—	—	147.3
Total residential revenue	208.5	71.7	100.3	194.5	35.1	—	610.1
B2B revenue:
Service revenue (b)	151.2	47.2	14.1	7.3	—	(0.7)	219.1
Subsea network revenue	62.0	—	—	—	—	(3.7)	58.3
Total B2B revenue	213.2	47.2	14.1	7.3	—	(4.4)	277.4
Total	$421.7	$118.9	$114.4	$201.8	$35.1	$(4.4)	$887.5
(a)The total amount includes $3 million of inbound roaming revenue and $7 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $2 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)

	Nine months ended September 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$100.3	$18.9	$117.2	$228.3	$56.9	$—	$—	$521.6
Broadband internet	203.2	33.0	188.7	245.3	43.9	—	—	714.1
Fixed-line telephony	50.2	12.8	21.2	59.3	3.3	—	—	146.8
Total subscription revenue	353.7	64.7	327.1	532.9	104.1	—	—	1,382.5
Non-subscription revenue	32.7	7.2	14.1	11.2	4.8	—	(0.1)	69.9
Total residential fixed revenue	386.4	71.9	341.2	544.1	108.9	—	(0.1)	1,452.4
Residential mobile revenue:
Service revenue	222.9	117.3	346.3	37.7	27.6	—	0.1	751.9
Interconnect, inbound roaming, equipment sales and other (b)	38.2	33.2	213.8	5.8	7.0	16.2	—	314.2
Total residential mobile revenue	261.1	150.5	560.1	43.5	34.6	16.2	0.1	1,066.1
Total residential revenue	647.5	222.4	901.3	587.6	143.5	16.2	—	2,518.5
B2B revenue:
Service revenue (c)	457.4	156.6	155.0	25.1	5.9	—	(3.4)	796.6
Subsea network revenue	193.6	—	—	—	—	—	(13.2)	180.4
Total B2B revenue	651.0	156.6	155.0	25.1	5.9	—	(16.6)	977.0
Other revenue (d)	—	—	24.4	—	—	—	—	24.4
Total	$1,298.5	$379.0	$1,080.7	$612.7	$149.4	$16.2	$(16.6)	$3,519.9
(a)Amount relates to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.
(b)The total amount includes $74 million of inbound roaming revenue and $173 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $12 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(d)Amount relates to revenue received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)

	Nine months ended September 30, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$107.5	$20.9	$109.1	$214.8	$59.6	$—	$511.9
Broadband internet	185.1	28.6	147.2	247.2	38.0	—	646.1
Fixed-line telephony	56.9	14.2	18.6	55.2	2.6	—	147.5
Total subscription revenue	349.5	63.7	274.9	517.2	100.2	—	1,305.5
Non-subscription revenue	32.3	9.0	12.6	13.6	3.2	—	70.7
Total residential fixed revenue	381.8	72.7	287.5	530.8	103.4	—	1,376.2
Residential mobile revenue:
Service revenue	218.0	120.1	—	42.2	—	—	380.3
Interconnect, inbound roaming, equipment sales and other (a)	33.3	31.3	—	5.6	—	—	70.2
Total residential mobile revenue	251.3	151.4	—	47.8	—	—	450.5
Total residential revenue	633.1	224.1	287.5	578.6	103.4	—	1,826.7
B2B revenue:
Service revenue (b)	451.4	145.3	40.6	22.7	—	(2.9)	657.1
Subsea network revenue	194.1	—	—	—	—	(10.5)	183.6
Total B2B revenue	645.5	145.3	40.6	22.7	—	(13.4)	840.7
Total	$1,278.6	$369.4	$328.1	$601.3	$103.4	$(13.4)	$2,667.4
(a)The total amount includes $12 million of inbound roaming revenue and $23 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $8 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2021
(unaudited)
Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Puerto Rico	$345.6	$114.0	$1,039.5	$327.0
Chile	193.1	201.8	612.7	601.3
Panama	128.2	118.3	377.2	367.6
Jamaica	100.6	93.8	297.3	277.5
Networks & LatAm (a)	85.6	83.8	260.8	262.3
Costa Rica	76.8	35.1	149.3	103.4
The Bahamas	47.8	44.6	140.5	134.9
Barbados	35.6	34.9	104.5	105.2
Trinidad and Tobago	38.7	40.1	118.3	120.8
Curacao	34.6	35.9	104.2	110.0
Other (b)	105.4	85.2	315.6	257.4
Total	$1,192.0	$887.5	$3,519.9	$2,667.4
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of September 30, 2021.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our projected sources and uses of cash; the Telefónica-Costa Rica Acquisition; the pending Claro Panama Acquisition; the pending formation of the Chile JV; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; the remediation of material weaknesses; our Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2020 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the pending formation of the Chile JV and the pending Claro Panama Acquisition;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the Chile JV, the pending Claro Panama Acquisition; the Telefónica-Costa Rica Acquisition and the AT&T Acquisition;
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
Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide,
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Chile, through our reportable segment VTR; and
iv.Costa Rica, through Cabletica and its subsidiary, Telefónica-Costa Rica; and
B.through our Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect over 40 markets in that region.

Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica-Costa Rica Acquisition on August 9, 2021 (as further described in note 4), Cabletica and Telefónica-Costa Rica now comprise our operating and reportable segment referred to herein as “Costa Rica.” Accordingly, as of September 30, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Costa Rica.
As a result of the aforementioned segment change, we have revised the presentation of the discussion and analysis set forth below in order to align with the current segment presentation included in our condensed consolidated financial statements.
Effective September 29, 2021, in connection with the pending formation of the Chile JV (as further described in note 8), we began accounting for the Chile JV Entities as “held for sale.” Accordingly, the assets and liabilities of the Chile JV Entities, excluding certain cash balances, are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our September 30, 2021 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications to exclude Chile JV Entities from continuing operations in our condensed consolidated statements of operations or cash flows. As a result, the discussion and analysis of our results of operations and cash flows set forth below continue to include the amounts associated with the Chile JV Entities. For additional information, see note 8.
At September 30, 2021, we (i) owned and operated fixed networks that passed 8,264,200 homes and served 6,418,800 RGUs comprising 2,848,800 broadband internet subscribers, 1,987,500 video subscribers and 1,582,500 fixed-line telephony subscribers, and (ii) served 7,293,900 mobile subscribers.
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
Chile JV
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations, to form the Chile JV that will be owned 50:50 by Liberty Latin America and América Móvil. América Móvil is a telecommunications service provider with over 6.5 million mobile customers. The consummation of the transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2022.
Claro Panama Acquisition.
On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2022.
Telefónica-Costa Rica Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the Telefónica-Costa Rica Acquisition. The total purchase price of the Telefónica-Costa Rica Acquisition was $538 million, which includes the impact of certain preliminary working capital adjustments totaling $38 million. The Telefónica-

Costa Rica Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Cabletica entity as further described in note 17 to the condensed consolidated financial statements.
AT&T Acquisition
On October 9, 2019, Liberty Latin America’s wholly-owned subsidiary, Liberty Puerto Rico, agreed to acquire AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction. The AT&T Acquisition closed on October 31, 2020. We continue with our integration efforts of the business of AT&T with our existing operations, and as a result, we expect to incur integration-related costs during the fourth quarter of 2021 of approximately $10 million.
Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2021 and 2020 is affected by acquisitions, a disposal and FX. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below. In addition, the comparability of our operating results during the three and nine months ended September 30, 2021 to the corresponding periods in 2020 is affected by the impacts of COVID-19.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. We (i) acquired (a) Telefónica’s operations in Costa Rica in August 2021 and, (b) AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in October 2020 and (c) a small B2B operation in the Cayman Islands in July 2020, and (ii) in connection with the AT&T Acquisition, as further described in note 4 to our condensed consolidated financial statements, disposed of certain B2B operations in Puerto Rico in January 2021. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year period operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current-year period.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated statements of operations) for the U.S. dollar per one Chilean peso depreciated by 1% and 8% for the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each reportable segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Costa Rica and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Operating income (loss)	$137.4	$86.6	$475.8	$(11.6)
Share-based compensation expense	33.1	28.0	88.9	75.3
Depreciation and amortization	253.5	231.6	753.4	661.5
Impairment, restructuring and other operating items, net	22.1	14.0	41.3	331.5
Consolidated Adjusted OIBDA	$446.1	$360.2	$1,359.4	$1,056.7

The following tables set forth organic and non-organic changes in Adjusted OIBDA for the periods indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico (a)	VTR	Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2020	$177.3	$43.1	$58.1	$79.1	$13.8	$(11.2)	$—	$360.2
Organic changes related to:
Revenue	17.9	10.0	17.4	(10.7)	2.9	5.4	(1.4)	41.5
Programming and other direct costs	(5.2)	(5.5)	(2.1)	(3.7)	(2.4)	—	0.3	(18.6)
Other operating costs and expenses	(6.6)	0.3	(5.2)	(0.2)	(2.2)	(8.9)	1.1	(21.7)
Non-organic increases (decreases):
FX	(1.8)	—	—	0.6	0.8	—	—	(0.4)
Acquisitions/disposition, net	—	—	74.0	—	11.1	—	—	85.1
September 30, 2021	$181.6	$47.9	$142.2	$65.1	$24.0	$(14.7)	$—	$446.1
(a)The non-organic change to Adjusted OIBDA resulting from an acquisition includes $1 million of net roaming revenue, which represents a decrease from the previous quarters of 2021 due primarily to an increase in outbound roaming expense.

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico (a)	VTR	Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2020	$531.0	$125.8	$161.0	$232.3	$40.3	$(33.7)	$—	$1,056.7
Organic changes related to:
Revenue	34.1	9.6	58.4	(38.2)	12.5	16.2	(3.2)	89.4
Programming and other direct costs	(3.6)	(9.1)	(6.4)	(6.0)	(7.7)	—	0.4	(32.4)
Other operating costs and expenses	(4.7)	11.2	(12.1)	0.1	(4.2)	(20.2)	2.8	(27.1)
Non-organic increases (decreases):
FX	(6.5)	—	—	16.1	(1.2)	—	—	8.4
Acquisitions/disposition, net	0.7	—	252.6	—	11.1	—	—	264.4
September 30, 2021	$551.0	$137.5	$453.5	$204.3	$50.8	$(37.7)	$—	$1,359.4
(a)The non-organic change to Adjusted OIBDA resulting from an acquisition includes $17 million of net roaming revenue.
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	%

C&W Caribbean and Networks	41.8	42.0	42.4	41.5
C&W Panama	37.2	36.2	36.3	34.1
Liberty Puerto Rico	39.6	50.8	42.0	49.1
VTR	33.7	39.2	33.3	38.6
Costa Rica	31.2	39.3	34.0	39.0
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decreases in the Adjusted OIBDA margin for each comparative period presented for both Liberty Puerto Rico and Costa Rica are primarily related to the inclusion of Liberty Mobile and Telefónica-Costa Rica operations following the AT&T Acquisition and Telefónica-Costa Rica Acquisition, respectively, that each generate a lower Adjusted OIBDA margin relative to the legacy operations. In addition, the decrease in the Adjusted OIBDA for Liberty Puerto Rico during the third quarter of 2021 relative to the nine months ended September 30, 2021, is primarily driven by an increase in roaming expense, and negative margin on handset sales in the third quarter. The decreases in the Adjusted OIBDA margin for VTR are primarily related to a decline in revenue, as further discussed below.

Revenue
All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) mobile services, and (iii) B2B services. C&W Caribbean and Networks also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.

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
The following tables set forth the organic and non-organic changes in revenue by reportable segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

C&W Caribbean and Networks	$434.5	$421.7	$12.8	$(5.1)	$—	$17.9
C&W Panama	128.9	118.9	10.0	—	—	10.0
Liberty Puerto Rico	359.0	114.4	244.6	—	227.2	17.4
VTR	193.1	201.8	(8.7)	2.0	—	(10.7)
Costa Rica	76.9	35.1	41.8	(1.7)	40.6	2.9
Corporate (a)	5.4	—	5.4	—	—	5.4
Intersegment eliminations	(5.8)	(4.4)	(1.4)	—	—	(1.4)
Total	$1,192.0	$887.5	$304.5	$(4.8)	$267.8	$41.5

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

C&W Caribbean and Networks	$1,298.5	$1,278.6	$19.9	$(18.1)	$3.9	$34.1
C&W Panama	379.0	369.4	9.6	—	—	9.6
Liberty Puerto Rico	1,080.7	328.1	752.6	—	694.2	58.4
VTR	612.7	601.3	11.4	49.6	—	(38.2)
Costa Rica	149.4	103.4	46.0	(7.1)	40.6	12.5
Corporate (a)	16.2	—	16.2	—	—	16.2
Intersegment eliminations	(16.6)	(13.4)	(3.2)	—	—	(3.2)
Total	$3,519.9	$2,667.4	$852.5	$24.4	$738.7	$89.4
(a)Amounts relate to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

C&W Caribbean and Networks. C&W Caribbean and Networks’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$32.6	$34.7	$(2.1)	(6)
Broadband internet	68.9	62.7	6.2	10
Fixed-line telephony	16.6	18.3	(1.7)	(9)
Total subscription revenue	118.1	115.7	2.4	2
Non-subscription revenue	10.6	10.5	0.1	1
Total residential fixed revenue	128.7	126.2	2.5	2
Residential mobile revenue:
Service revenue	76.1	71.6	4.5	6
Interconnect, inbound roaming, equipment sales and other (a)	12.8	10.7	2.1	20
Total residential mobile revenue	88.9	82.3	6.6	8
Total residential revenue	217.6	208.5	9.1	4
B2B revenue:
Service revenue	153.8	151.2	2.6	2
Subsea network revenue	63.1	62.0	1.1	2
Total B2B revenue	216.9	213.2	3.7	2
Total	$434.5	$421.7	$12.8	3
(a) Revenue from inbound roaming was $5 million and $3 million, respectively.

	Nine months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$100.3	$107.5	$(7.2)	(7)
Broadband internet	203.2	185.1	18.1	10
Fixed-line telephony	50.2	56.9	(6.7)	(12)
Total subscription revenue	353.7	349.5	4.2	1
Non-subscription revenue	32.7	32.3	0.4	1
Total residential fixed revenue	386.4	381.8	4.6	1
Residential mobile revenue:
Service revenue	222.9	218.0	4.9	2
Interconnect, inbound roaming, equipment sales and other (a)	38.2	33.3	4.9	15
Total residential mobile revenue	261.1	251.3	9.8	4
Total residential revenue	647.5	633.1	14.4	2
B2B revenue:
Service revenue	457.4	451.4	6.0	1
Subsea network revenue	193.6	194.1	(0.5)	—
Total B2B revenue	651.0	645.5	5.5	1
Total	$1,298.5	$1,278.6	$19.9	2
(a) Revenue from inbound roaming was $16 million and $11 million, respectively.
The details of the changes in C&W Caribbean and Networks’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$9.1	$25.0
ARPU (b)	(4.7)	(14.8)
Increase in residential fixed non-subscription revenue	0.3	0.9
Total increase in residential fixed revenue	4.7	11.1
Increase in residential mobile service revenue (c)	5.4	9.1
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	2.2	5.4
Increase in B2B service revenue (e)	4.1	9.3
Increase (decrease) in B2B subsea network revenue (f)	1.5	(0.8)
Total organic increase	17.9	34.1
Impact of an acquisition	—	3.9
Impact of FX	(5.1)	(18.1)
Total	$12.8	$19.9

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services.

(c)The increases are attributable to (i) higher ARPU from mobile services, which were driven by increases in prepaid phone usage, mostly a result of relaxed COVID-19-related travel restrictions, and (ii) higher average numbers of mobile subscribers, mostly due to increases in sales initiatives.
(d)The increases are primarily attributable to the net effect of (i) increases in inbound roaming revenue, primarily related to the relaxing of travel restrictions associated with COVID-19, and (ii) during the nine-month comparison, a $2 million increase related to the settlement of a minimum commitment guarantee associated with inbound roaming during the second quarter of 2021.
(e)The increases are primarily due to (i) higher revenues from mobile and fixed services, partially due to the recovery of reduced or suspended service across our markets as a result of the COVID-19 lockdowns, and (ii) higher wholesale call volumes.
(f)The increase for the three-month comparison is primarily due to the net effect of (i) an increase associated with continued demand for telecommunications capacity on our subsea network, and (ii) a decrease related to the expiration of long-term right-of-use contracts, including the related decline in operations and maintenance-related revenues. The decrease for the nine-month comparison is primarily attributable to the net effect of (i) a decrease related to $10 million recognized on a cash basis during the first quarter of 2020 for services provided to a significant customer, (ii) a $6 million increase associated with the renegotiation of a customer contract recognized during the first quarter of 2021, and (iii) an increase associated with continued demand for telecommunications capacity on our subsea network.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$6.5	$6.1	$0.4	7
Broadband internet	11.5	9.5	2.0	21
Fixed-line telephony	4.3	4.3	—	—
Total subscription revenue	22.3	19.9	2.4	12
Non-subscription revenue	2.3	2.6	(0.3)	(12)
Total residential fixed revenue	24.6	22.5	2.1	9
Residential mobile revenue:
Service revenue	38.6	39.1	(0.5)	(1)
Interconnect, inbound roaming, equipment sales and other (a)	11.6	10.1	1.5	15
Total residential mobile revenue	50.2	49.2	1.0	2
Total residential revenue	74.8	71.7	3.1	4
B2B service revenue	54.1	47.2	6.9	15
Total	$128.9	$118.9	$10.0	8
(a)Revenue from inbound roaming was $1 million and nil, respectively.

	Nine months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$18.9	$20.9	$(2.0)	(10)
Broadband internet	33.0	28.6	4.4	15
Fixed-line telephony	12.8	14.2	(1.4)	(10)
Total subscription revenue	64.7	63.7	1.0	2
Non-subscription revenue	7.2	9.0	(1.8)	(20)
Total residential fixed revenue	71.9	72.7	(0.8)	(1)
Residential mobile revenue:
Service revenue	117.3	120.1	(2.8)	(2)
Interconnect, inbound roaming, equipment sales and other (a)	33.2	31.3	1.9	6
Total residential mobile revenue	150.5	151.4	(0.9)	(1)
Total residential revenue	222.4	224.1	(1.7)	(1)
B2B service revenue	156.6	145.3	11.3	8
Total	$379.0	$369.4	$9.6	3
(a)Revenue from inbound roaming was $2 million and $1 million respectively.
The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.3	$6.1
ARPU (b)	(0.9)	(5.1)
Decrease in residential fixed non-subscription revenue (c)	(0.3)	(1.8)
Total increase (decrease) in residential fixed revenue	2.1	(0.8)
Decrease in residential mobile service revenue (d)	(0.5)	(2.8)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	1.5	1.9
Increase in B2B service revenue (f)	6.9	11.3
Total organic increase	$10.0	$9.6

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The decreases are primarily due to lower ARPU from fixed-line telephony, broadband internet and video services.
(c)The decreases are primarily attributable to lower volumes of interconnect revenue and, for the nine-month comparison, a decrease in payphone revenue.
(d)The decreases are primarily due to the net effect of (i) lower ARPU from mobile services, mainly attributable to prepaid plans as a result of the termination of certain value-added services and (ii) higher average numbers of mobile subscribers.
(e)The increases are primarily attributable to (i) higher volumes of handset sales, as COVID-19 related lockdowns in 2020 negatively impacted customers’ ability to purchase handsets and (ii) an increase in inbound roaming revenue, primarily related to the relaxing of travel restrictions associated with COVID-19.

(f)The increases are primarily due to (i) increases driven by certain government-related projects, some of which were put on hold during 2020 due to the impact of COVID-19 and (ii) higher revenues from mobile services.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$39.4	$37.1	$2.3	6
Broadband internet	64.1	52.5	11.6	22
Fixed-line telephony	7.1	6.5	0.6	9
Total subscription revenue	110.6	96.1	14.5	15
Non-subscription revenue	5.0	4.2	0.8	19
Total residential fixed revenue	115.6	100.3	15.3	15
Residential mobile revenue:
Service revenue	114.2	—	114.2	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	70.8	—	70.8	N.M.
Total residential mobile revenue	185.0	—	185.0	N.M.
Total residential revenue	300.6	100.3	200.3	200
B2B service revenue	51.0	14.1	36.9	262
Other revenue (b)	7.4	—	7.4	N.M.
Total	$359.0	$114.4	$244.6	214
N.M. — Not Meaningful.

(a)Revenue from inbound roaming was $18 million and nil, respectively.

(b)Amount relates to funds received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.

	Nine months ended September 30,		Increase
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$117.2	$109.1	$8.1	7
Broadband internet	188.7	147.2	41.5	28
Fixed-line telephony	21.2	18.6	2.6	14
Total subscription revenue	327.1	274.9	52.2	19
Non-subscription revenue	14.1	12.6	1.5	12
Total residential fixed revenue	341.2	287.5	53.7	19
Residential mobile revenue:
Service revenue	346.3	—	346.3	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	213.8	—	213.8	N.M.
Total residential mobile revenue	560.1	—	560.1	N.M.
Total residential revenue	901.3	287.5	613.8	213
B2B service revenue	155.0	40.6	114.4	282
Other revenue (b)	24.4	—	24.4	N.M.
Total	$1,080.7	$328.1	$752.6	229
N.M. — Not Meaningful.
(a)Revenue from inbound roaming was $56 million and nil, respectively.
(b)Amount relates to funds received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.
The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$12.9	$42.3
ARPU (b)	1.6	9.9
Increase in residential fixed non-subscription revenue	0.8	1.5
Total increase in residential fixed revenue	15.3	53.7
Increase in B2B service (c)	0.4	3.0
Increase in other revenue (d)	1.7	1.7
Total organic increase	17.4	58.4
Impact of an acquisition and a disposition, net	227.2	694.2
Total	$244.6	$752.6

(a)The increases are primarily attributable to higher average broadband internet and video RGUs. The higher average broadband internet RGUs are partially due to higher demand as a result of COVID-19 work-from-home mandates, which subsequently led to increased purchases of video products as a result of bundling offers.
(b)The increases are primarily due to higher ARPU from broadband internet services. In addition, the nine-month comparison includes the impact resulting from $2 million of credits provided to customers during 2020 in connection with the earthquakes that impacted Puerto Rico in January 2020.

(c)The increase for the nine-month comparison is primarily due to (i) new customers and (ii) the impact resulting from credits issued to customers in 2020 as a result of suspended service due to COVID-19.
(d)The increases are attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$72.6	$72.2	$0.4	1
Broadband internet	75.8	84.5	(8.7)	(10)
Fixed-line telephony	19.4	18.0	1.4	8
Total subscription revenue	167.8	174.7	(6.9)	(4)
Non-subscription revenue	3.8	4.0	(0.2)	(5)
Total residential fixed revenue	171.6	178.7	(7.1)	(4)
Residential mobile revenue:
Service revenue	11.5	13.8	(2.3)	(17)
Interconnect, inbound roaming, equipment sales and other	1.7	2.0	(0.3)	(15)
Total residential mobile revenue	13.2	15.8	(2.6)	(16)
Total residential revenue	184.8	194.5	(9.7)	(5)
B2B service revenue	8.3	7.3	1.0	14
Total	$193.1	$201.8	$(8.7)	(4)

	Nine months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$228.3	$214.8	$13.5	6
Broadband internet	245.3	247.2	(1.9)	(1)
Fixed-line telephony	59.3	55.2	4.1	7
Total subscription revenue	532.9	517.2	15.7	3
Non-subscription revenue	11.2	13.6	(2.4)	(18)
Total residential fixed revenue	544.1	530.8	13.3	3
Residential mobile revenue:
Service revenue	37.7	42.2	(4.5)	(11)
Interconnect, inbound roaming, equipment sales and other	5.8	5.6	0.2	4
Total residential mobile revenue	43.5	47.8	(4.3)	(9)
Total residential revenue	587.6	578.6	9.0	2
B2B service revenue	25.1	22.7	2.4	11
Total	$612.7	$601.3	$11.4	2

The details of the changes in VTR’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(5.0)	$(17.8)
ARPU (b)	(3.3)	(9.5)
Decrease in residential fixed non-subscription revenue (c)	(0.4)	(3.3)
Total decrease in residential fixed revenue	(8.7)	(30.6)
Decrease in residential mobile service revenue (d)	(2.4)	(7.6)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.2)	(0.2)
Increase in B2B service revenue	0.6	0.2
Total organic decrease	(10.7)	(38.2)
Impact of FX	2.0	49.6
Total	$(8.7)	$11.4

(a)The decreases are primarily attributable to lower average broadband internet and video RGUs.

(b)The decreases are primarily due to (i) lower ARPU from broadband internet services, partially the result of continued high levels of competition, (ii) higher ARPU from telephony services, and (iii) higher ARPU from video services, which is due in part to live soccer matches being broadcast on our premium programming that were cancelled during 2020.
(c)The decreases are primarily due to lower volumes of interconnect revenue. In addition, during the nine-month comparison, the decrease is attributable to lower installations.
(d)The decreases are due to lower ARPU from mobile services and lower average numbers of mobile subscribers.

Costa Rica. Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$18.4	$19.7	$(1.3)	(7)
Broadband internet	15.4	13.0	2.4	18
Fixed-line telephony	1.1	1.0	0.1	10
Total subscription revenue	34.9	33.7	1.2	4
Non-subscription revenue	1.5	1.4	0.1	7
Total residential fixed revenue	36.4	35.1	1.3	4
Residential mobile revenue:
Service revenue	27.6	—	27.6	N.M.
Interconnect, inbound roaming, equipment sales and other	7.0	—	7.0	N.M.
Total residential mobile revenue	34.6	—	34.6	N.M.
Total residential revenue	71.0	35.1	35.9	102
B2B service revenue	5.9	—	5.9	N.M.
Total	$76.9	$35.1	$41.8	119

	Nine months ended September 30,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$56.9	$59.6	$(2.7)	(5)
Broadband internet	43.9	38.0	5.9	16
Fixed-line telephony	3.3	2.6	0.7	27
Total subscription revenue	104.1	100.2	3.9	4
Non-subscription revenue	4.8	3.2	1.6	50
Total residential fixed revenue	108.9	103.4	5.5	5
Residential mobile revenue:
Service revenue	27.6	—	27.6	N.M.
Interconnect, inbound roaming, equipment sales and other	7.0	—	7.0	N.M.
Total residential mobile revenue	34.6	—	34.6	N.M.
Total residential revenue	143.5	103.4	40.1	39
B2B service revenue	5.9	—	5.9	N.M.
Total	$149.4	$103.4	$46.0	44

N.M. — Not Meaningful.

The details of the changes in Costa Rica’s revenue during three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.8	$5.1
ARPU (b)	0.8	5.4
Increase in residential fixed non-subscription revenue	0.3	2.0
Total organic increase	2.9	12.5
Impact of an acquisition	40.6	40.6
Impact of FX	(1.7)	(7.1)
Total	$41.8	$46.0

(a)The increases are primarily attributable to higher average broadband internet RGUs.

(b)The increases are primarily due to higher ARPU from broadband internet.
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

				Increase (decrease) from:
	Three months ended September 30,		Increase	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$108.5	$96.0	$12.5	$(0.3)	$3.3	$9.5
Interconnect	69.7	58.2	11.5	(1.2)	12.2	0.5
Equipment and other	112.8	35.5	77.3	(0.4)	69.1	8.6
Total programming and other direct costs of services	$291.0	$189.7	$101.3	$(1.9)	$84.6	$18.6

				Increase (decrease) from:
	Nine months ended September 30,		Increase	FX	Acquisitions (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$334.7	$289.5	$45.2	$8.9	$9.7	$26.6
Interconnect	201.9	183.3	18.6	(2.3)	29.9	(9.0)
Equipment and other	310.3	107.4	202.9	(0.2)	188.3	14.8
Total programming and other direct costs of services	$846.9	$580.2	$266.7	$6.4	$227.9	$32.4

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$22.4	$22.9	$(0.5)	$(0.3)	$—	$(0.2)
Interconnect	39.2	38.2	1.0	(1.1)	—	2.1
Equipment and other	18.0	14.9	3.1	(0.2)	—	3.3
Total programming and other direct costs of services	$79.6	$76.0	$3.6	$(1.6)	$—	$5.2

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$69.3	$69.6	$(0.3)	$(1.1)	$—	$0.8
Interconnect	114.4	121.3	(6.9)	(4.1)	—	(2.8)
Equipment and other	51.0	44.2	6.8	(0.6)	1.8	5.6
Total programming and other direct costs of services	$234.7	$235.1	$(0.4)	$(5.8)	$1.8	$3.6

•Interconnect: The organic increase during the three-month comparison is primarily due to higher wholesale call volumes. The organic decrease during the nine-month comparison is primarily due to the aforementioned increase in wholesale call volumes, which was more than offset by individually insignificant decreases.

•Equipment and other: The organic increases are primarily due to higher volumes of equipment sales, in part driven by the easing of COVID-19 related restrictions in certain of our markets.

C&W Panama. The following tables set forth the organic changes in programming and other direct costs of services for our C&W Panama segment for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Programming and copyright	$3.7	$3.2	$0.5
Interconnect	9.6	10.6	(1.0)
Equipment and other	23.1	17.1	6.0
Total programming and other direct costs of services	$36.4	$30.9	$5.5

	Nine months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Programming and copyright	$11.3	$11.2	$0.1
Interconnect	29.8	30.9	(1.1)
Equipment and other	63.1	53.0	10.1
Total programming and other direct costs of services	$104.2	$95.1	$9.1

•Equipment and other: The organic increases are primarily due to (i) higher volumes of mobile handset sales, mainly due to the easing of COVID-19 related restrictions, and (ii) increases driven by certain nonrecurring government-related projects, some of which were put on hold during 2020 due to the impact of COVID-19.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$27.2	$22.1	$5.1	$3.3	$1.8
Interconnect	11.1	2.0	9.1	8.6	0.5
Equipment and other	63.7	0.3	63.4	63.6	(0.2)
Total programming and other direct costs of services	$102.0	$24.4	$77.6	$75.5	$2.1

				Increase (decrease) from:
	Nine months ended September 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Programming and copyright	$82.2	$67.6	$14.6	$9.7	$4.9
Interconnect	34.3	6.3	28.0	26.3	1.7
Equipment and other	181.2	0.4	180.8	181.0	(0.2)
Total programming and other direct costs of services	$297.7	$74.3	$223.4	$217.0	$6.4

•Programming and copyright: The organic increases are primarily attributable to higher programming rates and higher average video subscribers.

VTR. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$46.1	$39.9	$6.2	$0.5	$5.7
Interconnect	8.4	9.4	(1.0)	—	(1.0)
Equipment and other	2.5	3.4	(0.9)	0.1	(1.0)
Total programming and other direct costs of services	$57.0	$52.7	$4.3	$0.6	$3.7

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$145.0	$117.6	$27.4	$11.8	$15.6
Interconnect	26.1	30.7	(4.6)	2.1	(6.7)
Equipment and other	9.0	11.1	(2.1)	0.8	(2.9)
Total programming and other direct costs of services	$180.1	$159.4	$20.7	$14.7	$6.0

•Programming and copyright: The organic increases are primarily due to higher premium and basic content costs. During 2020, programming costs were lower due to the renegotiation of a programming contract governing rates for live soccer matches, which were cancelled as a result of COVID-19. In addition, the three and nine-month comparisons each include a decrease of $1 million related to the foreign currency impact of programming contracts denominated in U.S. dollars.

•Interconnect: The organic decreases are primarily due to (i) lower interconnect rates and volumes, and (ii) for the nine-month comparison, a decrease in MVNO charges of $1 million, as we renegotiated our contract during the second quarter of 2021.
•Equipment and other: The organic decreases are due to lower volumes of handset sales, and for the nine-month comparison, the net effect of (i) higher handset prices and (ii) decreases associated with the foreign currency impact of handset contracts denominated in U.S. dollars.

Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Costa Rica segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,				An acquisition
	2021	2020	Increase	FX		Organic
	in millions

Programming and copyright	$9.1	$7.9	$1.2	$(0.5)	$—	$1.7
Interconnect	5.0	1.5	3.5	(0.2)	3.6	0.1
Equipment and other	6.2	0.4	5.8	(0.3)	5.5	0.6
Total programming and other direct costs of services	$20.3	$9.8	$10.5	$(1.0)	$9.1	$2.4

				Increase (decrease) from:
	Nine months ended September 30,				An acquisition
	2021	2020	Increase	FX		Organic
	in millions

Programming and copyright	$26.9	$23.5	$3.4	$(1.8)	$—	$5.2
Interconnect	8.0	4.3	3.7	(0.4)	3.6	0.5
Equipment and other	7.7	0.6	7.1	(0.4)	5.5	2.0
Total programming and other direct costs of services	$42.6	$28.4	$14.2	$(2.6)	$9.1	$7.7

•Programming and copyright: The organic increases are primarily due to increases in certain premium content costs.
•Equipment and other: The organic increases are primarily due to higher volumes of equipment sales.
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

				Increase (decrease) from:
	Three months ended September 30,		Increase		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$142.9	$113.9	$29.0	$(1.0)	$24.7	$5.3
Network-related	85.0	66.4	18.6	(0.5)	12.8	6.3
Service-related	47.4	35.2	12.2	—	8.6	3.6
Commercial	57.4	38.8	18.6	(0.5)	13.3	5.8
Facility, provision, franchise and other	122.2	83.3	38.9	(0.7)	38.9	0.7
Share-based compensation expense	33.1	28.0	5.1	(0.1)	—	5.2
Total other operating costs and expenses	$488.0	$365.6	$122.4	$(2.8)	$98.3	$26.9

				Increase (decrease) from:
	Nine months ended September 30,		Increase		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$425.1	$351.6	$73.5	$0.8	$68.0	$4.7
Network-related	242.8	193.2	49.6	2.8	31.6	15.2
Service-related	140.2	110.0	30.2	1.8	23.2	5.2
Commercial	163.5	120.3	43.2	3.7	28.1	11.4
Facility, provision, franchise and other	342.0	255.4	86.6	0.3	95.7	(9.4)
Share-based compensation expense	88.9	75.3	13.6	0.2	0.9	12.5
Total other operating costs and expenses	$1,402.5	$1,105.8	$296.7	$9.6	$247.5	$39.6
For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase (decrease)		An acquisition	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$60.9	$60.8	$0.1	$(0.7)	$—	$0.8
Network-related	40.9	34.9	6.0	(0.5)	—	6.5
Service-related	16.4	16.3	0.1	(0.1)	—	0.2
Commercial	12.6	10.0	2.6	(0.2)	—	2.8
Facility, provision, franchise and other	42.3	46.4	(4.1)	(0.4)	—	(3.7)
Share-based compensation expense	10.8	7.4	3.4	0.1	—	3.3
Total other operating costs and expenses	$183.9	$175.8	$8.1	$(1.8)	$—	$9.9

				Increase (decrease) from:
	Nine months ended September 30,		Increase (decrease)		An acquisition	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$187.3	$191.1	$(3.8)	$(2.0)	$1.3	$(3.1)
Network-related	116.1	104.6	11.5	(1.6)	—	13.1
Service-related	51.8	52.2	(0.4)	(0.3)	0.1	(0.2)
Commercial	36.2	33.7	2.5	(1.0)	—	3.5
Facility, provision, franchise and other	121.2	130.9	(9.7)	(1.1)	—	(8.6)
Share-based compensation expense	25.9	21.2	4.7	—	0.9	3.8
Total other operating costs and expenses	$538.5	$533.7	$4.8	$(6.0)	$2.3	$8.5

•Personnel and contract labor: The organic decrease for the nine-month comparison is primarily due to lower salaries and other personnel costs, mainly associated with the benefit of certain restructuring activities.

•Network-related: The organic increases are primarily due to higher subsea cable repairs, maintenance and utilities costs.
•Commercial: The organic increases are primarily due to higher marketing and sales costs, as promotional activities were reduced in the prior year period due to certain adverse economic impacts caused by COVID-19.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to (i) lower bad debt provisions, as the impacts of COVID-19 resulted in higher bad debt expense in the prior year due to (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, (ii) individually insignificant decreases and (iii) during the nine-month comparison, lower travel and entertainment costs due to the continued curtailment of such costs as a result of the impact of COVID-19.

C&W Panama. The following tables set forth the organic changes in other operating costs and expenses for our C&W Panama segment for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$16.8	$17.8	$(1.0)
Network-related	9.6	9.6	—
Service-related	3.7	2.6	1.1
Commercial	4.7	5.3	(0.6)
Facility, provision, franchise and other	9.8	9.6	0.2
Share-based compensation expense	1.0	0.7	0.3
Total other operating costs and expenses	$45.6	$45.6	$—

	Nine months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$50.9	$52.7	$(1.8)
Network-related	29.6	30.6	(1.0)
Service-related	11.4	10.2	1.2
Commercial	14.8	15.9	(1.1)
Facility, provision, franchise and other	30.6	39.1	(8.5)
Share-based compensation expense	2.6	2.2	0.4
Total other operating costs and expenses	$139.9	$150.7	$(10.8)

•Personnel and contract labor: The organic decreases are primarily due to lower salaries and other personnel costs, mainly associated with the benefit of certain restructuring activities.

•Facility, provision, franchise and other costs: The organic decrease for the nine-month comparison is primarily due to lower bad debt provisions, largely due to COVID-19 related impacts in the 2020 periods.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

				Increase (decrease) from:
	Three months ended September 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Personnel and contract labor	$36.8	$11.7	$25.1	$22.5	$2.6
Network-related	11.8	1.0	10.8	10.5	0.3
Service-related	10.3	4.5	5.8	6.9	(1.1)
Commercial	11.8	3.6	8.2	7.4	0.8
Facility, provision, franchise and other	44.1	11.1	33.0	30.4	2.6
Share-based compensation expense	1.7	1.1	0.6	—	0.6
Total other operating costs and expenses	$116.5	$33.0	$83.5	$77.7	$5.8

				Increase (decrease) from:
	Nine months ended September 30,		Increase	Acquisition (disposition), net	Organic
	2021	2020
	in millions

Personnel and contract labor	$104.4	$34.5	$69.9	$64.5	$5.4
Network-related	32.5	3.2	29.3	29.3	—
Service-related	30.1	11.3	18.8	21.4	(2.6)
Commercial	35.4	9.0	26.4	22.2	4.2
Facility, provision, franchise and other	127.1	34.8	92.3	87.2	5.1
Share-based compensation expense	5.8	3.7	2.1	—	2.1
Total other operating costs and expenses	$335.3	$96.5	$238.8	$224.6	$14.2
•Personnel and contract labor: The organic increases are primarily due to higher salaries and other personnel costs.
•Service-related: We incurred service-related integration costs associated with the AT&T Acquisition of (i) $1 million and $2 million during the three months ended September 30, 2021 and 2020, respectively, and (ii) $4 million during each of the nine months ended September 30, 2021 and 2020. The service-related integration costs incurred during 2021 are included in the increase from an acquisition (disposition), net, in the above tables and are expected to grow in future periods.
•Commercial: The organic increases are primarily due to (i) higher call center volumes, partially attributable to work-from-home and remote learning mandates resulting from COVID-19, and (ii) increased marketing costs. In addition, during the third quarter of 2021 we incurred $1 million of commercial-related integration costs associated with the AT&T Acquisition, primarily due to rebranding, that are included in the increase from an acquisition (disposition), net, in the above tables.
•Facilities, provision, franchise and other: The organic increases are primarily due to higher bad debt provisions and, for the nine-month comparison, an increase related to a $2 million payment made in the second quarter of 2021 to settle certain 2011 property tax claims.

VTR. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our VTR segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$13.9	$15.3	$(1.4)	$0.1	$(1.5)
Network-related	19.2	18.0	1.2	0.1	1.1
Service-related	8.2	8.1	0.1	0.2	(0.1)
Commercial	20.3	18.1	2.2	0.2	2.0
Facility, provision, franchise and other	9.4	10.6	(1.2)	0.1	(1.3)
Share-based compensation expense	4.2	2.1	2.1	—	2.1
Total other operating costs and expenses	$75.2	$72.2	$3.0	$0.7	$2.3

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Personnel and contract labor	$46.8	$46.1	$0.7	$3.8	$(3.1)
Network-related	59.5	48.5	11.0	4.8	6.2
Service-related	28.0	25.9	2.1	2.4	(0.3)
Commercial	65.2	56.6	8.6	5.4	3.2
Facility, provision, franchise and other	28.8	32.6	(3.8)	2.3	(6.1)
Share-based compensation expense	8.1	6.0	2.1	0.4	1.7
Total other operating costs and expenses	$236.4	$215.7	$20.7	$19.1	$1.6
•Personnel and Contract Labor: The organic decreases are primarily due to lower salary expense as a result of a restructuring program implemented during the first half of 2021.
•Network-related: The organic increases are primarily due to higher rates associated with network access-related contract labor.

•Commercial: The organic increase during the three-month comparison is primarily due to the net effect of (i) higher sales commissions, (ii) a decrease in call center rates and volumes, and (iii) an increase in marketing and advertising expenses. The organic increase during the nine-month comparison is primarily due to the net effect of (i) higher sales commissions, (ii) a decrease in marketing and advertising expenses, and (iii) higher call center volumes.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to lower bad debt provisions.

Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Costa Rica segment for the periods indicated.

			Increase	Increase (decrease) from:
	Three months ended September 30,				An acquisition
	2021	2020		FX		Organic
	in millions

Personnel and contract labor	$5.6	$3.7	$1.9	$(0.2)	$2.0	$0.1
Network-related	4.5	2.4	2.1	(0.2)	2.3	—
Service-related	3.0	0.3	2.7	(0.1)	1.7	1.1
Commercial	8.0	1.8	6.2	(0.5)	5.9	0.8
Facility, provision, franchise and other	11.5	3.3	8.2	(0.5)	8.5	0.2
Share-based compensation expense	0.3	0.2	0.1	(0.1)	—	0.2
Total other operating costs and expenses	$32.9	$11.7	$21.2	$(1.6)	$20.4	$2.4

			Increase	Increase (decrease) from:
	Nine months ended September 30,				An acquisition
	2021	2020		FX		Organic
	in millions

Personnel and contract labor	$12.6	$11.7	$0.9	$(0.8)	$2.0	$(0.3)
Network-related	8.8	6.5	2.3	(0.5)	2.3	0.5
Service-related	4.8	1.2	3.6	(0.3)	1.7	2.2
Commercial	11.9	5.1	6.8	(0.7)	5.9	1.6
Facility, provision, franchise and other	17.9	10.2	7.7	(1.0)	8.5	0.2
Share-based compensation expense	0.7	0.6	0.1	(0.1)	—	0.2
Total other operating costs and expenses	$56.7	$35.3	$21.4	$(3.4)	$20.4	$4.4
•Service-related: We incurred integration costs associated with the Telefónica-Costa Rica Acquisition of approximately $1 million in each of the three and nine months ended September 30, 2021. The integration costs incurred during 2021 are included in the increase from an acquisition and are expected to grow significantly in future periods.

Corporate. The following tables set forth the organic changes in other operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$9.2	$4.6	$4.6
Network-related	—	1.1	(1.1)
Service-related	5.7	3.4	2.3
Facility, provision, franchise and other	5.4	2.3	3.1
Share-based compensation expense	15.1	16.5	(1.4)
Total other operating costs and expenses	$35.4	$27.9	$7.5

	Nine months ended September 30,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$23.4	$15.5	$7.9
Network-related	—	1.4	(1.4)
Service-related	14.0	9.2	4.8
Facility, provision, franchise and other	16.7	7.8	8.9
Share-based compensation expense	45.8	41.6	4.2
Total other operating costs and expenses	$99.9	$75.5	$24.4
•Personnel and contract labor: The organic increases are primarily attributable to higher salaries and other personnel costs, mainly resulting from higher staffing levels in the operations center in Panama.
•Service-related: The organic increases are primarily due to increases in professional services related to centralization efforts.
•Facility, provision, franchise and other: The organic increases are primarily attributable to higher expenses associated with a mobile handset insurance program that began during the fourth quarter of 2020 following the closing of the AT&T Acquisition.

Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $5 million and $14 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to increases in grants awarded to our employees and Directors.

For additional information regarding our share-based compensation, see note 15 to our condensed consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased $22 million or 9% and $92 million or 14% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to the net effect of (i) increases of $29 million and $59 million, respectively, attributable to assets acquired by Liberty Puerto Rico following the closing of the AT&T Acquisition, (ii) decreases associated with certain assets becoming fully depreciated, (iii) increases in property and equipment additions, primarily associated with the installation of CPE, the expansion and upgrade of our networks and other capital initiatives and baseline related additions, (iv) during the nine-month comparison, an increase due to $10 million of accelerated depreciation recognized in the second quarter of 2021 associated with assets no longer in service at VTR.

Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Impairment charges (a)	$0.1	$1.3	$3.0	$280.0
Restructuring charges (b)	9.6	1.5	24.6	13.9
Other operating items, net (c)	12.4	11.2	13.7	37.6
Total	$22.1	$14.0	$41.3	$331.5
(a)The 2020 amount for the nine-month period primarily includes goodwill impairment charges of $177 million at C&W Panama and $102 million at various reporting units within the C&W Caribbean and Networks segment mostly related to the economic impacts associated with COVID-19.
(b)Amounts include employee severance and termination costs related to certain reorganization activities and contract termination and other related charges, primarily at VTR and C&W Caribbean and Networks.
(c)The 2021 amounts primarily include direct acquisition costs related to the Telefónica-Costa Rica Acquisition and, for the nine-month period, a gain of $9 million on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021. The 2020 amounts primarily include direct acquisition costs related to the AT&T Acquisition.
Interest expense
Our interest expense increased (decreased) $7 million and ($11 million) during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. The increase in the three-month comparison, is primarily attributable to the net effect of (i) higher average outstanding debt balances and (ii) lower weighted average interest rates. The decrease in the nine-month comparison is primarily attributable to the net effect of (i) lower weighted-average interest rates and (ii) higher average outstanding debt balances.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$285.1	$(70.7)	$464.2	$(234.7)
Foreign currency forward contracts	15.4	(2.3)	20.1	5.8
Weather Derivatives (c)	(8.5)	(5.1)	(20.1)	(10.8)
Total	$292.0	$(78.1)	$464.2	$(239.7)

(a)The gains (losses) during the three and nine months ended September 30, 2021 and 2020 are primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar and (ii) changes in interest rates. These amounts include gains (losses) associated with changes in our credit risk valuation adjustments of ($15 million) and ($44 million) during the three and nine months ended September 30, 2021, respectively, and $1 million and $41 million during the three and nine months ended September 30, 2020, respectively, which for the 2020 periods are primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak. Included in these amounts for the three and nine months ended September 30, 2021 are net losses of $12 million and $29 million, respectively, related to the Chile JV Entities.
(b)The losses for the nine months ended September 30, 2020 include a realized gain of $71 million associated with the settlement of certain cross-currency interest rate swaps at VTR in June 2020 that were unwound in connection with the refinancing of certain VTR debt in 2020.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(145.2)	$55.5	$(177.0)	$(50.9)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	6.9	(16.7)	(19.9)	(47.6)
Other (a)	2.1	(8.7)	(9.1)	(16.6)
Total	$(136.2)	$30.1	$(206.0)	$(115.1)
(a)    Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency, (ii) cash denominated in a currency other than an entity’s functional currency and (iii) U.S. dollar-denominated debt issued by a Costa Rica colón functional currency entity.
Losses on debt extinguishment
We recognized losses on debt extinguishment of $2 million and $25 million during the three and nine months ended September 30, 2021, respectively, and $42 million and $45 million during the three and nine months ended September 30, 2020, respectively. The losses during 2021 are associated with (i) the write-off of unamortized discounts and deferred financing costs related to the repayment of the 2026 SPV Credit Facility, (ii) the payment of breakage fees and the write-off of unamortized deferred financing costs related to the repayments of the VTR TLB-1 Facility and VTR TLB-2 Facility and (iii) the payments of redemption premiums and the write-offs of unamortized deferred financing costs related to partial redemptions of the 2028 VTR Senior Secured Notes. The losses during 2020 are associated with (i) the payment of call premiums and the write-off of unamortized deferred financing costs related to the repayment of certain senior notes then outstanding at VTR during the third quarter of 2020 and (ii) the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility during the first quarter.
For additional information concerning our losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.

Other income (expense), net
Our other income and expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, and (ii) interest income on cash, cash equivalents and restricted cash.
We recognized other income (expense), net, of ($41 million) and ($42 million) during the three and nine months ended September 30, 2021, respectively, and nil and $12 million during the three and nine months ended September 30, 2020, respectively. During the third quarter of 2021, we recognized an impairment related to a cost method investment. During the 2020 periods, we generated interest income on restricted cash held in escrow in advance of the closing of the AT&T Acquisition.
Income tax benefit (expense)
We recognized income tax benefit (expense) of ($39 million) and ($105 million) during the three and nine months ended September 30, 2021, respectively, and $43 million and $33 million during the three and nine months ended September 30, 2020, respectively.
For the three and nine months ended September 30, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of international rate differences, net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses, and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income. For the three months ended September 30, 2021, income tax expense reflects net favorable changes in uncertain tax positions. For the nine months ended September 30, 2021, income tax expense reflects net unfavorable changes in uncertain tax positions.
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
For additional information regarding our income taxes, see note 14 to our condensed consolidated financial statements.
Net earnings (loss)
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Operating income (loss)	$137.4	$86.6	$475.8	$(11.6)
Net non-operating expenses	$(24.3)	$(219.4)	$(206.3)	$(796.6)
Income tax benefit (expense)	$(39.1)	$42.8	$(105.1)	$33.4
Net earnings (loss)	$74.0	$(90.0)	$164.4	$(774.8)
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
Net earnings or loss attributable to noncontrolling interests
We reported net losses attributable to noncontrolling interests of $4 million and $6 million during the three and nine months ended September 30, 2021, respectively, and $5 million and $117 million during the three and nine months ended September 30, 2020, respectively.
Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2021, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2021. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions and other factors.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$87.3
Unrestricted subsidiaries (b)	60.6
Total Liberty Latin America and unrestricted subsidiaries	147.9
Borrowing groups (c):
C&W	548.1
Liberty Puerto Rico	163.3
VTR (d)	21.3
Costa Rica	36.4
Total borrowing groups	769.1
Total cash and cash equivalents	$917.0
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
(d)Represents excess cash of VTR retained by Liberty Latin America. Cash of $154 million associated with the Chile JV Entities has been reflected as held for sale on our condensed consolidated balance sheet.
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
In March 2020, our Directors approved the Share Repurchase Program. During the three months ended September 30, 2021, the aggregate amount of our share repurchases was $20 million. For additional information regarding our Share Repurchase Program, see note 17 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2021, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our condensed consolidated financial statements.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2021, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2021, the outstanding principal amount of our debt, together with our finance lease obligations, excluding VTR, aggregated $7,642 million, including $76 million that is classified as current in our condensed consolidated balance sheet and $5,895 million that is not due until 2027 or thereafter. At September 30, 2021, $7,237 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at September 30, 2021 is $82 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at September 30, 2021 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.6%
Liberty Puerto Rico	0.4%
Costa Rica	0.4%
Liberty Latin America borrowing groups combined	0.5%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.9% at September 30, 2021.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine months ended September 30,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$717.8	$491.0	$226.8
Net cash used by investing activities	(1,075.3)	(418.9)	(656.4)
Net cash provided by financing activities	530.6	464.9	65.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.7)	(11.1)	4.4
Net increase in cash, cash equivalents and restricted cash	$166.4	$525.9	$(359.5)
Operating Activities. The increase in cash provided by operating activities is primarily due to the net impact of (i) an increase in Adjusted OIBDA of our Liberty Puerto Rico segment and (ii) a decrease related to working capital, including a $77 million increase in cash used related to derivative activities. For additional information regarding cash used for derivative activities, see note 5 to the condensed consolidated financial statements.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) cash used in connection with the Telefónica-Costa Rica Acquisition that closed in August 2021, as further described in note 4 to the condensed consolidated financial statements, (ii) an increase in cash used for capital expenditures, as further discussed below, (iii) cash proceeds from asset dispositions, and (iv) cash used for investments.
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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2021	2020
	in millions

Property and equipment additions	$599.0	$443.1
Assets acquired under capital-related vendor financing arrangements	(65.0)	(80.5)
Changes in current liabilities related to capital expenditures	10.7	55.7
Capital expenditures	$544.7	$418.3
The increase in our property and equipment additions during the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to increases related to capacity, baseline and CPE-related additions. During the nine months ended September 30, 2021 and 2020, our property and equipment additions represented 17.0% and 16.6% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2021, we generated $531 million of cash from financing activities, primarily due to the net effect of (i) $602 million of net borrowings of debt, (ii) $47 million related to the contribution from noncontrolling interest owner, as further described in note 17 of the condensed consolidated financial statements, (iii) $43 million related to derivative payments, (iv) $37 million related to payments of financing costs and debt redemption premiums and (v) $30 million associated with the repurchase of Liberty Latin America common shares that resumed during the second quarter of 2021.
During the nine months ended September 30, 2020, we generated $465 million of cash from financing activities primarily due to (i) $350 million related to the Rights Offering, (ii) $181 million of net cash received related to derivative instruments and (iii) $30 million of net borrowings of debt. These items were slightly offset by $75 million related to payments of financing costs and debt redemption premiums. The net cash received related to derivative instruments is primarily due to the unwinding of cross-currency swaps held at our VTR borrowing group as further described in note 5 to the condensed consolidated financial statements.
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
The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2021	2020
	in millions

Net cash provided by operating activities	$717.8	$491.0
Cash payments for direct acquisition and disposition costs	22.1	21.7
Expenses financed by an intermediary (a)	81.9	78.1
Capital expenditures	(544.7)	(418.3)
Distributions to noncontrolling interest owners	(1.3)	(2.3)
Principal payments on amounts financed by vendors and intermediaries	(137.0)	(143.4)
Pre-acquisition interest payments, net (b)	11.2	34.1
Principal payments on finance leases	(1.5)	(1.7)
Adjusted free cash flow	$148.5	$59.2
(a)For purposes of our condensed consolidated statements of cash flows, expenses, including VAT, financed by an intermediary are treated as operating cash outflows and financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the operating cash outflows when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2021 and 2020, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K. The following discussion updates selected numerical information to September 30, 2021.
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
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2021	December 31, 2020
Spot rates:
CLP	810.28	711.78
JMD	147.84	142.41
CRC	627.22	613.19

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average rates:
CLP	773.18	780.71	737.78	802.36
JMD	151.86	145.52	149.69	141.08
CRC	622.53	592.55	617.19	578.79
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2021, we paid a fixed rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $170 million ($162 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $47 million ($37 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net (a):
Interest-related (b)	$9.2	$42.6	$24.9	$23.6	$23.3	$22.9	$107.5	$254.0
Principal-related (c)	—	—	—	—	—	(4.6)	—	(4.6)
Total	$9.2	$42.6	$24.9	$23.6	$23.3	$18.3	$107.5	$249.4
(a)Amounts do not include projected cash flows related to derivatives of the Chile JV Entities, which comprise (i) total interest-related payments of $119 million, (ii) total principal-related receipts of $26 million and (iii) total foreign currency-related receipts of $18 million. For information regarding the pending formation of the Chile JV, see note 8 to our condensed consolidated financial statements.
(b)Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.
(c)Includes the principal-related cash flows of our cross-currency derivative contract.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2021.
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
During the quarter, changes in our internal control over financial reporting include that we:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•hired additional accounting, finance, and technology and information resources to design, implement, and perform internal controls over financial reporting,
•hired third-party resources to assist in training and coaching existing personnel regarding control design and execution, designing and implementing new controls, and monitoring the execution of internal controls over financial reporting,
•hired additional technology and information compliance staff to design, implement, and monitor the execution of general IT controls, including the system development lifecycle process,
•enhanced information and communication regarding the importance of strong internal controls, the ongoing remedial efforts, and continued improvement; and,
•created templates and control guidance to facilitate compliance with control activities and held trainings to reinforce control concepts and responsibilities for control performers.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 18 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2021 through July 31, 2021:
Class A	514,300	$13.79	514,300	(b)
Class C	—	$—	—
August 1, 2021 through August 31, 2021:
Class A	580,600	$13.77	580,600	(b)
Class C	—	$—	—
September 1, 2021 through September 30, 2021:
Class A	368,400	$13.40	368,400	(b)
Class C	—	$—	—
Total — July 1, 2021 through September 30, 2021:
Class A	1,463,300	$13.68	1,463,300	(b)
Class C	—	$—	—
(a)Average price paid per share includes direct acquisition costs.

(b)At September 30, 2021, the remaining amount authorized for repurchases of Liberty Latin America Shares was $61 million.

Item 6.    EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Share Purchase Agreement, dated July 30, 2020, by and between Telefónica S.A. and Liberty Latin America Ltd. (incorporated by reference to Exhibit 2.1 to Liberty Latin America’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-38335)).***

2.2
First Amendment to Share Purchase Agreement, dated August 9, 2021, by and between Telefónica S.A. and Liberty Latin America Ltd., as assigned to Cabletica, S.A. (incorporated by reference to Exhibit 2.2 to Liberty Latin America’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-38335)

2.3
Master Transaction Agreement, dated September 29, 2021, by and among Liberty Latin America, Ltd., LLA UK Holdco Limited Sercotel, S.A. de C.V., Controladora de Servicios de Telecomunicaciones, S.A. de C.V., América Móvil, S.A.B. de C.V. and Claro Chile, S.A. (incorporated by reference to Exhibit 2.1 to Liberty Latin America’s Current Report on Form 8-K filed on October 5, 2021 (File No. 001-38335)).***

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

*    Filed herewith
**    Furnished herewith
*** Schedules and exhibits to this document have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be provided to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	November 2, 2021	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 2, 2021	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer