Form 10-K
period 2021-12-31
Liberty Latin America Ltd.
filed 2022-02-23
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.8 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2022 was: 44,727,134 Class A; 1,930,907 Class B; and 181,827,877 Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2022 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY LATIN AMERICA LTD.
ANNUAL REPORT ON FORM 10-K

GLOSSARY OF DEFINED TERMS
Unless the context requires otherwise, references to Liberty Latin America, “we,” “our,” “our company” and “us” in this Annual Report on Form 10-K (as defined below) may refer to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries. We have used several other terms in this Annual Report on Form 10-K, most of which are defined or explained below.

2026 C&W Senior Notes	$500 million principal amount 7.5% senior notes due October 15, 2026 issued by C&W Senior Finance Limited (repaid during 2021)
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Notes Add-on A	$300 million principal amount issued at 99.205% of par under the existing 2027 C&W Senior Notes indenture
2027 C&W Senior Notes Add-on B	$220 million principal amount issued at 103.625% of par under the existing 2027 C&W Senior Notes indenture
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable
2027 C&W Senior Secured Notes Add-on	$150 million principal amount issued at 106.0% of par under the existing 2027 C&W Senior Secured Notes indenture
2027 CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 issued by CWP
2028 CWP Term Loan A	$275 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 CWP Term Loan B	$160 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2027 LPR Senior Secured Notes Add-on	$90 million principal amount issued at 102.5% of par under the existing 2027 LPR Senior Secured Notes indenture
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2028 LPR Term Loan	$620 million principal amount LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Notes	$550 million principal amount 6.375% senior notes due July 15, 2028 issued by VTR Finance N.V.
2028 VTR Senior Secured Notes	$480 million principal amount 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 VTR Senior Secured Notes	$410 million principal amount 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
ACODECO	Authority for Consumer Protection and Defense of Competition
Acquisition Agreement	Stock purchase agreement entered into between Liberty Communications PR and Liberty Latin America and AT&T to acquire the AT&T Acquired Entities
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
AGRECU	Asociación Gremial de Consumidores Y Usuarios de Chile
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable

GLOSSARY OF DEFINED TERMS

ASEP	National Authority of Public Service
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
AT&T TSA
Transition services agreement dated October 31, 2020 by and between AT&T Liberty Communications PR Holding, a wholly-owned subsidiary of Liberty Latin America, for a period up to 36 months following the closing of the AT&T Acquisition

B2B	Business-to-business
BEPS	Base Erosion and Profit Shifting
Broadband VI, LLC Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
Cable Onda	Cable Onda S.A.
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; (ii) 2026 C&W Senior Notes; and (iii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and C&W Jamaica
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-4 Facility	$1,640 million principal amount term loan B-4 facility of C&W (repaid during 2020)
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Cabletica	Cabletica, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Telefónica-Costa Rica that was acquired in August 2021
Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
CAGR	Compound annual growth rates
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
CDS	Credit default swap
Chile JV	Defined as the pending formation of a joint venture between Liberty Latin America and América Móvil that will be 50:50 owned by each investee
Chile JV Entities	Represents the entities that will be contributed to the Chile JV upon closing, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR, and combine each of the Chile JV investee's Chilean operations
Claro Panama	América Móvil's operations in Panama

GLOSSARY OF DEFINED TERMS

Claro Panama Acquisition	Pending acquisition of Claro Panama
Class C Right	Pro rata subscription rights granted to holders of our Class A, Class B and Class C common shares in connection with the Rights Offering
CLEC	Competitive local exchange carrier
CLP	Chilean peso
CNTV	Chilean National Television Council
Communications Act	The United States Communications Act of 1934, as amended
CONADECUS	Corporación Nacional de Consumidores y Usuarios de Chile
Convertible Notes	$403 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
Conversion Option	A conversion option associated with the Convertible Notes, which is subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes)
COP	Colombian peso
Coral-US Co-Borrower	Coral-US Co-Borrower LLC
Costa Rica	Reportable segment comprised of Cabletica and Telefónica Costa Rica
Costa Rica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility
CPE	Customer premises equipment
CRC	Costa Rica colón
CRU	Corporate Responsible User
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan A, (ii) 2028 CWP Term Loan B and (iii) 2027 CWP Revolving Credit Facility
CWSF	Cable & Wireless Superannuation Fund
Digicel	Digicel Group Ltd.
Directors	Members of Liberty Latin America’s board of directors
DirecTV	DIRECTV Latin America Holdings, Inc.
Dish Network	Dish Network Corporation
DOCSIS	Data over cable service interface specification
DOJ	United States Department of Justice
DSL	Digital subscriber line
DTH	Direct-to-home
DTT	Digital terrestrial television
DVR	Digital video recorder
EBU	Equivalent billing unit
ECTEL	The Eastern Caribbean Telecommunications Authority
EIP	Equipment installment-plan
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
Entel	Empresa Nacional de Telecomunicaciones S.A.
EPS	Earnings or loss per share
ETC	Eligible Telecommunications Carrier
ETECSA	La Empresa de Telecomunicaciones de Cuba S.A.
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission

GLOSSARY OF DEFINED TERMS

FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FTA	Free-to-air
FTTH	Fiber-to-the-home/-cabinet/-building/-node
FX	Foreign currency translation effects
HD	High definition
HFC	Hybrid fiber coaxial cable networks
Hurricane Dorian	Hurricane impacting our operations in the Bahamas during September 2019
ICE	The Costa Rican Electricity Institute
ILEC	Incumbent local exchange carrier
IPTV	Internet protocol television
ISPs	Internet service providers
JMD	Jamaican dollar
Law 213	The Puerto Rico Telecommunications Act of 1996
LCPR	Liberty Communications of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Global	Liberty Global plc
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LILAK	Class C common shares of Liberty Latin America
LNP	Local number portability
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; (ii) 2028 LPR Term Loan; and (iii) at December 31, 2020, 2026 SPV Credit Facility
LPR Revolving Credit Facility	$173 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; (ii) 2027 LPR Senior Secured Notes; and (iii) 2027 LPR Senior Secured Notes Add-on
LTE	Long term evolution standard
MICITT	Ministry of Science and Technology and Telecommunications of Costa Rica
Millicom	Millicom International Cellular S.A.
Ministry	Chilean Ministry of Transportation and Telecommunications
Movistar	Movistar
MVNO	Mobile virtual network operator
Network Extensions	Network extension and upgrade programs across Liberty Latin America
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
Nonemployee Director Incentive Plan	Liberty Latin America Ltd. 2018 Nonemployee Director Incentive Plan
ODECU	La Organización de Consumidores y Usuarios de Chile
OECD	Organization for Economic Cooperation and Development
OFAC	Office of Foreign Assets Control
OTI	The Organization, Operation, and Public Tender Mechanism of the Independent Technical Body
OTT	Over-the-top

GLOSSARY OF DEFINED TERMS

PRTC	Telecommunications Of Puerto Rico, Inc.
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
Rights Distribution	Authorized distribution of Class C Rights to acquire Class C common shares in the Rights Offering
Rights Offering	September 2020 rights offering whereby we distributed 0.269 of a Class C Right for each share of Class A, Class B and Class C commons shares held as of the record date
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Seychelles Disposition	Disposal of C&W's Seychelles business operations in 2019
Share Repurchase Program	The share repurchase program for up to $100 million of our Class A and/or Class C common shares over two years that was authorized by our Directors on March 16, 2020
SIM	Subscriber identification module
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SOHO	Small office / home office
Split-Off	The distribution by Liberty Global to its shareholders of the common shares in our company, which was completed on December 29, 2017
SubTel	Chilean Undersecretary of Telecommunications
Sutel	Costa Rican Telecommunications Superintendence
TAB	Tasa Activa Bancaria interest rate
TB	The Puerto Rico Telecommunications Regulatory Bureau
TBP	Tasa Básica Pasiva interest rate
Tbps	Terabits per second
TDLC	Tribunal for the Defense of Free Competition of Chile
Telefónica	Telefónica, S.A., a telecommunications company with operations primarily in Europe and Latin America
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica for our acquisition of their operations in Costa Rica
Telefónica Costa Rica	Telefónica de Costa Rica TC, S.A., an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Telefónica Costa Rica Acquisition	Acquisition of Telefónica’s wireless operations in Costa Rica
Television Act	The Chilean Television Act
Televisora	Televisora de Costa Rica S.A.
TSTT	Telecommunications Services of Trinidad and Tobago Limited
U.K.	United Kingdom
UPR Fund	Uniendo a Puerto Rico Fund
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USF	Universal Service Fund
USVI	U.S. Virgin Islands
UTS	United Telecommunication Services N.V.
UTS Acquisition	Acquisition of UTS in 2019
UTS NCI Acquisition	Acquisition of noncontrolling interest in UTS during 2019

GLOSSARY OF DEFINED TERMS

VAT	Value-added taxes
VDSL	Very high-speed DSL
VoD	Video-on-demand
VoIP	Voice-over-internet-protocol
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR.com	VTR.com SpA
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; (ii) VTR RCF – B; and (iii) at December 31, 2020, the VTR TLB-1 and VTR TLB-2 facilities
VTR Finance Senior Notes	$1.4 billion principal amount senior notes issued by VTR (repaid in 2020)
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR Revolving Credit Facilities	Comprised of: (i) VTR RCF – A; and (ii) VTR RCF – B
VTR Notes	Comprised of: (i) 2028 VTR Senior Notes; (ii) 2028 VTR Senior Secured Notes; and (iii) 2029 VTR Senior Secured Notes
VTR TLB-1 Facility	CLP 141 billion principal amount ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

PART I
Item 1.    BUSINESS
(a) General Development of Business
Liberty Latin America, which was originally formed on July 11, 2017, is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) VTR; and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Cabletica and, as of August 9, 2021 and as further described below, Telefónica Costa Rica. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Chile, through our reportable segment VTR;
iv.Costa Rica, through Cabletica and its subsidiary, Telefónica Costa Rica; and
B.through the Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica Costa Rica Acquisition on August 9, 2021 (as further described in note 4 to our consolidated financial statements), Cabletica and Telefónica Costa Rica now comprise our Costa Rica operating and reportable segment. For additional information regarding our segment changes, see note 21 to our consolidated financial statements.
Effective September 29, 2021, in connection with the pending formation of the Chile JV, we began accounting for the Chile JV Entities as “held for sale.” Accordingly, the assets and liabilities of the Chile JV Entities, excluding certain cash balances, are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our December 31, 2021 consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications to exclude the Chile JV Entities from continuing operations in our consolidated statements of operations or cash flows and related footnote disclosures. For additional information, see note 9 to our consolidated financial statements.
Developments in the Business
We have expanded our footprint through fixed network new build and upgrade projects, mobile coverage expansion, and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to increase broadband speeds and the services we can deliver for our customers. During the past three years, we passed or upgraded over 1.6 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last three years, we completed, or have entered into definitive agreements to complete, the following transactions:
•on September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations, to form the Chile JV that will be owned 50:50 by Liberty Latin America and América Móvil. América Móvil is a telecommunications service provider with over 6.5 million mobile customers in

Chile. The consummation of the transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2022;
•on September 14, 2021, we entered into an agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2022;
•on August 9, 2021, we completed the acquisition Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis;
•on October 31, 2020, we completed the acquisition of AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in an all-cash transaction based upon an enterprise value of $1.95 billion;
•on November 5, 2019, we completed the disposition of Cable & Wireless Seychelles based upon an enterprise value of approximately $104 million to a consortium of local investors; and
•on March 31, 2019 we completed the acquisition of an 87.5% stake from the government of Curacao in United Telecommunications Services N.V., providing fixed and mobile services to the island nations of Curacao, St. Maarten, St. Martin, Bonaire, St. Eustatius and Saba, and on September 10, 2019 of the remaining 12.5% from the government of St. Maarten, each in an all cash transaction;
For information regarding our material financing transactions, see note 10 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; the timing and impacts of proposed transactions, including the Claro Panama Acquisition and the Chile JV; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition and in Costa Rica following the Telefónica Costa Rica Acquisition; the UPR Fund; changes in our revenue, costs or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; the interest rate risks associated with the transition of LIBOR; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; the effects and potential impacts of COVID-19 on our business and results of operations; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•economic and business conditions and industry trends in the countries in which we operate;
•the competitive environment in the industries in the countries in which we operate, including competitor responses to our products and services;
•fluctuations in currency exchange rates, inflation rates and interest rates;
•our relationships with third-party programming providers and broadcasters, some of which are also offering content directly to consumers, and our ability to maintain access to desirable programming on acceptable economic terms;
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the Claro Panama Acquisition and the Chile JV;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the Telefónica Costa Rica Acquisition, the Claro Panama Acquisition and the Chile JV;
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
•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquisition and the Telefónica Costa Rica Acquisition;
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
•our ability to comply with anti-corruption laws and regulations, such as the FCPA;
•our ability to comply with economic and trade sanctions laws, such as the U.S. Treasury Department’s OFAC;
•the impacts of climate change such as rising sea levels or increasing frequency and intensity of certain weather phenomena; and
•events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, including the COVID-19 pandemic, and other similar events.
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
(b) Description of Business
Overview
We are a leading communications company with operations in Puerto Rico, Chile, Panama, Costa Rica, the Caribbean, including Jamaica, and other parts of Latin America. The communications and entertainment services that we deliver to our residential and business customers include video, broadband internet, telephony and mobile services. In most of our operating footprint, we offer bundles of services, including video, broadband internet and telephony products in one subscription. We are also focused on leveraging our full-service product suite to deliver fixed-mobile convergence offerings.
Our business products and services also include enterprise-grade connectivity, data center, hosting and managed solutions, as well as IT solutions with customers ranging from small and medium enterprises to international companies and governmental agencies. We also operate an extensive subsea and terrestrial fiber optic cable network that connects approximately 40 markets in the region, providing connectivity solutions both within and outside our operating footprint.

We are the largest fixed-line provider of high-speed broadband and video services across a number of our markets, including Puerto Rico, Chile, Jamaica and Trinidad and Tobago. In addition, we offer mobile services across our operating footprint. As a network operator across most of our markets, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. In Chile, VTR provides mobile services as an MVNO and leases a third-party’s radio access network. For a breakdown of revenue by major category, see note 21 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
Our operating brands include the following:

C&W	VTR.com	Liberty Puerto Rico	Costa Rica

Operating Data
The following tables present certain operating data as of December 31, 2021. The tables reflect 100% of the data applicable to each of our reportable segments, and for the key markets within the segments of C&W Caribbean and Networks, C&W Panama and Costa Rica, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Two-way Homes Passed	Fixed Line Customer Relationships	Total RGUs	Video RGUs	Internet RGUs	Telephony RGUs	Total Mobile Subscribers	Prepaid	Postpaid
C&W Caribbean & Networks:
Jamaica	646,400	646,400	330,200	733,400	138,800	300,200	294,400	1,111,500	1,072,200	39,300
The Bahamas	120,900	120,900	38,900	72,400	9,400	30,000	33,000	176,400	143,100	33,300
Trinidad and Tobago	337,600	337,600	159,600	335,000	104,500	143,300	87,200	—	—	—
Barbados	140,400	140,400	83,700	180,900	36,600	73,000	71,300	122,400	88,400	34,000
Other	336,000	316,200	221,300	374,100	74,700	183,200	116,200	411,100	346,800	64,300
Total C&W Caribbean and Networks	1,581,300	1,561,500	833,700	1,695,800	364,000	729,700	602,100	1,821,400	1,650,500	170,900
C&W Panama	774,300	774,300	200,200	467,100	108,200	179,400	179,500	1,712,200	1,550,900	161,300
Total C&W	2,355,600	2,335,800	1,033,900	2,162,900	472,200	909,100	781,600	3,533,600	3,201,400	332,200
Liberty Puerto Rico (a)	1,160,200	1,160,200	520,500	977,100	245,700	478,900	252,500	1,022,400	199,900	822,500
VTR	4,175,900	3,809,300	1,388,800	2,824,300	1,060,500	1,218,900	544,900	251,200	8,200	243,000
Costa Rica (b)	663,100	657,200	283,200	476,700	200,800	243,300	32,600	2,733,100	2,031,200	701,900
Total	8,354,800	7,962,500	3,226,400	6,441,000	1,979,200	2,850,200	1,611,600	7,540,300	5,440,700	2,099,600
(a)Postpaid mobile subscribers include 139,700 CRUs. A CRU represents an individual receiving mobile services through an organization that has entered into a contract for mobile services with us and where the organization is responsible for the payment of the CRU’s mobile services.
(b)Our homes passed in Costa Rica include 55,000 homes on a third-party network that provides us long-term access. Subscriber information related to the Telefónica Costa Rica Acquisition is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

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
Mobile Subscribers – Our mobile subscriber count represents the number of active SIM cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one mobile subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop (via a dongle) would be counted as two mobile subscribers. Customers who do not pay a recurring monthly fee are excluded from our mobile telephony subscriber counts after periods of inactivity ranging from 60 to 90 days, based on industry standards within the respective country. In a number of countries, our mobile subscribers receive mobile services pursuant to prepaid contracts.
RGU – RGU is separately a video RGU, internet RGU or telephony RGU. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in Chile subscribed to our video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. RGUs are generally counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled video, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as RGUs during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.
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

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Network data:
Two-way homes passed (1)	100%	100%	100%	100%	100%	94%	91%	99%	100%
Homes passed:
Cable (2)	46%	43%	—%	100%	—%	58%	86%	91%	95%
FTTH (2)	37%	27%	49%	—%	100%	23%	14%	9%	5%
VDSL (2)	17%	30%	51%	—%	—%	19%	—%	—%	—%

Product penetration:
Television (3)	14%	21%	8%	31%	26%	22%	25%	30%	21%
Broadband internet (4)	23%	46%	25%	42%	52%	58%	32%	37%	41%
Fixed-line telephony (4)	23%	46%	27%	26%	51%	37%	14%	5%	22%
Double-play (5)	39%	45%	50%	9%	31%	33%	33%	48%	12%
Triple-play (5)	47%	39%	18%	50%	42%	18%	35%	10%	38%
(1)Percentage of total homes passed that are two-way homes passed.
(2)Percentage of two-way homes passed served by a cable, FTTH or DSL network, as applicable. “VDSL” refers to both our DSL and very high-speed DSL technology networks.
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

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Chile	Costa Rica	Puerto Rico
Video services:
Network System (1)	VDSL/HFC/FTTH	VDSL/HFC/FTTH	VDSL/FTTH	HFC	FTTH	VDSL/HFC/FTTH	HFC/FTTH	HFC/FTTH	HFC / FTTH

Broadband internet service:
Maximum download speed offered (Mbps)	1,000	150	600	500	1,000	~300 (2)	600	200	600

Mobile services:
Network Technology (3)	LTE	LTE	LTE	—	LTE	LTE / HSPA+	LTE	LTE	5G
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

	Mobile	Broadband internet	Video	Fixed-line telephony
C&W:
Anguilla	X	X	X	X
Antigua & Barbuda	X	X	X	—
Barbados	X	X	X	X
Bonaire	X	—	—	—
British Virgin Islands	X	X	X	X
Cayman Islands	X	X	X	X
Curaçao	X	X	X	X
Dominica	X	X	X	X
Grenada	X	X	X	X
Jamaica	X	X	X	X
Montserrat	X	X	—	X
Saba	X	—	—	—
St. Eustatius	X	—	—	—
St. Maarten	X	X	—	—
St. Martin	X	—	—	—
St. Kitts & Nevis	X	X	X	X
St. Lucia	X	X	X	X
St. Vincent & the Grenadines	X	X	X	X
The Bahamas	X	X	X	X
Trinidad and Tobago	—	X	X	X
Turks & Caicos	X	X	X	X

Panama	X	X	X	X

Liberty Puerto Rico
Puerto Rico	X	X	X	X
USVI	X	X	—	X

VTR	X	X	X	X

Costa Rica	X	X	X	X
We believe that our ability to offer our customers greater choice and selection in bundling their services enhances the attractiveness of our service offerings, improves customer retention, minimizes churn and increases overall customer lifetime value.
Residential Services
Mobile Services. We offer mobile services throughout our operating footprint. We are a mobile network operator, delivering high-speed services in Puerto Rico and the USVI, Panama, Costa Rica and all but one of our Caribbean markets. In Chile, we provide mobile services as an MVNO, where VTR leases a third-party’s radio access network. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out-of-the-home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years across our C&W markets. In Puerto Rico, spectrum licenses are typically held for perpetuity with the exception of CBRS spectrum which has a priority term of 10 years. We also hold mobile spectrum licenses in Costa Rica with a 15-year term that may be extended for an additional 10 years.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service pay in advance for a pre-determined amount of airtime and/or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan generally enter into contracts ranging from 12 to 24 months. Customers subscribing to a postpaid plan in Puerto Rico are offered installment agreements if they buy a new handset with acceleration provisions if they cancel the account without penalty. Long-term contracts are often taken with a subsidized mobile handset. Our mobile services include voice, Short Message Service (SMS) and internet access via data plans.
Broadband Internet Services. To support our customers’ connectivity demands, we are expanding our networks to make ultrafast broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and through our next generation WiFi products, which enable us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency. During 2021, our Network Extension programs (as defined and described below) passed approximately 738,800 homes across Liberty Latin America.
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
Our residential subscribers access the internet via DSL over our fixed-line telephony networks, FTTH or hybrid fiber coaxial cable networks and with cable modems connected to their internet capable devices, including personal computers, or wirelessly via next generation WiFi and telephony gateway products. In each of our markets, we offer multiple tiers of internet service. The speed of service depends on location and the tier of service selected by our subscribers.
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
Video Services. We offer video services in Puerto Rico, Chile, Costa Rica, and in most of C&W’s residential markets. In most markets, we are enhancing our video offerings with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are delivered over our FTTH, hybrid fiber coaxial cable and VDSL networks and customers access a range of features that include a DVR, a VoD offering and an advanced UI including an electronic programming guide, voice search and recommendation. These video customers can also pause their programming while a live broadcast is in progress, return to the start and find programs they may have missed. They can also stream a selection of channels and non-linear content on their own devices through “TV Everywhere” mobile applications such as, “VTR Play” in Chile, “Flow ToGo” and “Flow Sports” in the Caribbean, “Liberty Go” in Puerto Rico, “+movil” in Panama and “Cabletica Play” in Costa Rica.
Our operations with video services typically offer multiple tiers of digital video programming starting with affordable entry or skinny and basic video service tiers. In addition, subscribers have the option to select extended and/or premium subscription packages combining linear channels and VoD. Subscribers to our digital video services pay a fixed monthly fee and, in most of our markets, all tiers include a number of HD channels as well as access to enhanced features. In addition, through our latest generation of video CPE (Customer Premise Equipment), subscribers can access most leading internet streaming services. In the few markets where our analog service is still available, subscribers to the analog service typically receive fewer channels than subscribers to our digital services, with the number of channels dependent on their location and we continue to upgrade our systems to expand our digital services and encourage our remaining analog subscribers to convert to a digital or premium digital service. Discounts to our monthly service fees are generally available to a subscriber who selects a bundled service of at least two of the following services: video, internet and fixed-line telephony.
We tailor our video services in each country of operation based on local preferences, culture, demographics and regulatory requirements. We aim to offer the most relevant mix of content to our subscribers, combining general entertainment, sports, movies, documentaries, lifestyle, news, adult, children and foreign channels, as well as local, regional and international broadcast networks. We also operate several channels in the Caribbean, including a leading Caribbean sports network, Flow Sports, and through a consolidated joint venture, RUSH, a sports channel available across the Caribbean (excluding Puerto Rico and the US Virgin Islands).
Telephony Services. C&W is the incumbent fixed-line telephony service provider in most of its residential markets. VTR is the second largest residential fixed-line telephony operator, and a leading provider within its footprint. In Puerto Rico and Costa Rica we also offer telephony services over our respective networks.
We offer multi-feature telephony service over our various fixed networks, including cable, FTTH and copper networks. Depending on location, these services are provided via either circuit-switched telephony or VoIP technology. As we continue to develop and invest in new technologies that will enhance our customers’ experiences, we are replacing obsolete switches with VoIP technology and older copper networks with modern fiber optics. These digital telephony services cover international and domestic services.
Business Services
C&W is one of the largest business service providers in its markets, and business services represent a significant portion of C&W’s revenue. We offer cloud-based integrated communication services, connectivity and wholesale solutions to carriers and businesses throughout the Caribbean and in parts of Latin America via our subsea and terrestrial fiber optic cable networks. Our systems include long-haul terrestrial backbone and metro fiber networks that provide service to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. Our networks deliver critical infrastructure for the transport of growing traffic from businesses, governments and other telecommunications operators across the region, particularly to the high-traffic destination of the United States.

Below is a map of our subsea fiber network.

C&W Networks
A Liberty Latin America Company
LIBERTY
LATIN AMERICA
New York
Ashburn
Washington
Bermuda
Jacksonville
USA FTN
CFX-1 C&W Networks
AT&T Ojus
ARCOS-1 C&W Networks
NAP
USA
Bahamas
Cuba
Turks & Caicos
Mexico
Cayman Islands
Dominican Republic
St. Thomas
Tortola
St. Martin
Puerto Rico
Anguilla
Antigua
Montserrat
Guadeloupe
Dominica
Martinique
Haiti
Jamaica
St. Croix
St. Kitts & Nevis
Belize
Honduras
St. Lucia
St. Vincent
Barbados
Aruba
Grenada
Curacao
Bonaire
Venezuela
Trinidad & Tobago
Guatemala
El Salvador
Nicaragua
Costa Rica
Panama
Colombia
Ecuador
Manta
Guyana
Suriname
French Guiana
Networks
ARCOS
CFX
Fibralink
PCCS
ECFS
EC Link
East West
PAN-AM
SG-SCS
Maya-1
CJFS
CBUS / Gemini Bermuda
Americas-II
C&W Networks Terrestrial Fiber Routes
Partner Subsea Carrier Networks
Branching Unit-Future Expansions

With over 50,000 km of fiber optic cable, and activated capacity of over 10 Tbps, C&W is able to carry large volumes of voice and data traffic on behalf of our customers, businesses and carriers. C&W’s networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services and IP transit, superior switching and routing capabilities and local network services to telecommunications carriers, ISPs and large corporations. In the case of network outage or maintenance activity, our network provides built-in resiliency through our traffic re-routing capability. C&W has received recognition for its wholesale services. For the second year in a row, C&W Business won the award for “Best Marketing Team” at the 2021 Global Carrier Awards. The creative team of C&W Business stood out for their work in the development of marketing campaigns and was given this award for their dynamism, success and efficiency. The Global Carrier Awards are the most prestigious in the wholesale telecommunications industry, annually honoring innovation in the regional and global markets, as well as vision and excellence in the sector.
Across our regional footprint we also provide services to business customers in various segments, from small and medium businesses to larger corporate and enterprise organizations including multi-national companies and governments. We work with our business customers to customize the best end-to-end solutions, using standardized best in class products to fit their service needs. We target specific industry segments, such as financial institutions, the hospitality sector, education institutions and government ministries and agencies. We have agreements to provide our services over fully managed and monitored dedicated multiprotocol label switching networks and metro-access fiber lines. We offer tailored solutions that combine our standard services with value-added features, such as dedicated customer care and enhanced service performance monitoring, to meet specific customer requirements. Our business products and services include voice, broadband, enterprise-grade connectivity, network security, unified communications and a range of cloud-based IT solutions, such as Infrastructure as a Service, disaster recovery and other service offerings. We also offer a range of data, voice and internet services to carriers, ISPs and mobile operators. Our extensive fiber optic cable networks allow us to typically deliver redundant, end-to-end connectivity backed by a strong service level agreement guarantee. Our networks also allow us to provide our services over dedicated access fiber lines, and local and international private networks which are dedicated to our business customers.
Our business services fall into five broad categories:
•VoIP and circuit-switch telephony;
•Data services for internet access, virtual private networks, high capacity point-to-point, point-to-multi-point and multi-point-to-multi-point services, managed networking services such as wide area and WiFi networks;
•Wireless services for mobile voice and data;
•Interactive TV service with specialized channel lineups for targeted industries, such as hospitality; and
•Value added Managed Services, including
◦Private and Public Cloud Infrastructure Services and integration, including Disaster Recovery Backup Services;
◦Cloud and premise based Private Branch eXchange solutions, conferencing options and Hosted Contact Center solutions;
◦Cyber Security Services, including structured solutions, rapid response, and other professional services;
◦Emerging technologies in Software Defined Networking, Internet of Things, Digitalization and Digital Currencies; and
◦Specialized services such as Tele-Health, Digital Signage, and Retail Analytics.
The extensive reach of our network and assets, as well as our comprehensive set of capabilities positions us to meet the needs of carriers, businesses and government customers that are searching for a capable, progressive provider to manage their ever more complex communications, connectivity and information technology needs.
Technology
In many of our markets, we transmit our broadband internet, video and fixed-line telephony services over aN HFC cable network, and increasingly through FTTH networks. An HFC network consists primarily of fiber networks that we connect to the home over the last few hundred meters by coaxial cable and an FTTH network uses fiber-to-the-home/-cabinet/-building/-node. In several of our Caribbean markets, we transmit our services over a fixed network consisting of FTTH, VDSL or DSL copper lines. Approximately 95% of our networks allow for two-way communications and are flexible enough to support our current services as well as new services.
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
◦converting analog channels to digital;
◦bonding additional DOCSIS 3.0 channels and adding DOCSIS 3.1 channels;
◦replacing copper lines with modern optic fibers; and
◦using digital compression technologies.
•freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;
•increasing the efficiency of our networks by moving head-end functions (encoding, transcoding and multiplexing) to cloud storage systems;
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
We deliver high-speed data and fixed-line telephony over our various fixed networks, including cable, FTTH and copper networks. These networks are further connected via our subsea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our subsea network cables terminating in the United States carry over 10 Tbps, which represent approximately 10% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
As noted above, we operate one of the largest subsea fiber networks in the region and our systems include long-haul terrestrial backbone and metro fiber networks that provide access to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. For more information about our subsea network, see —Business Services above.

Mobile
We operate mobile networks in all of our consumer markets except Chile (where we operate as an MVNO) and Trinidad & Tobago. Our networks deliver high-speed services across our markets, with over 90% LTE population coverage. Our primary wireless networks use HSPA+ and LTE technologies, which we offer in most of the countries where we operate. In Puerto Rico and USVI we operate 5G networks and across other markets we aim to increase the speed of transmission of our data services and have been expanding our HSPA+ and LTE coverage. We transmit wireless calls and data through radio frequencies that we use under spectrum licenses. We have a diversified portfolio of frequencies which support HSPA+, LTE and 5G (Puerto Rico & USVI only) technologies. While spectrum is a limited resource, and, as a result, we may face spectrum and capacity constraints on our wireless network in certain countries. We believe our current spectrum portfolio will allow us to meet subscribers’ needs in the coming years and minimal further investment, although we will continue to evaluate our need to acquire additional frequencies to supplement our existing spectrum portfolio. For example, in 2020, we acquired CBRS (3.5 GHz) spectrum in Puerto Rico and the USVI in the auction for that frequency. In Puerto Rico and USVI the 700 MHz FirstNet (Band 14) is usable by us (when not occupied by first responders’ traffic) but owned by AT&T and the First Responders Public Private Partnership.
We continue to invest significant capital in expanding our network capacity and reach and to address spectrum and capacity constraints on a market-by-market basis. Our prime 5G deployed market is Puerto Rico and USVI where approximately 95% of the population is served by our 5G capable network. We continually look for opportunities to expand our 5G footprint to other countries where a positive business case exists. Similarly, we are investing to build a new mobile core in Puerto Rico, which when built, will be virtualized, redundant and “pooled” across all our countries/islands in the Caribbean region (inside and outside hurricane regions) to provide redundancy and resilience. These pooled and redundant network elements will be connected by our owned and operated diverse submarine cable routes with automatic alternate routing. Across all our mobile operations we continually strive to improve our network performance by commissioning annual competitive performance benchmarking studies and undertaking customer experience improvement programs. In Puerto Rico and the USVI, we are a part of the national US Firstnet (Emergency/First Responders) network, which necessitates above-average network resilience and other customer performance requirements, subject to governmental penalties for non-compliance.

Supply Sources
Content
Content is one of the drivers for customers in selecting a provider of video, broadband and/or wireless services. Therefore, we aim to provide products that allow our customers to consume content whenever and wherever they want and feature content that matters the most to our customers. Our programming strategy is based on:
•product (enabling access through home and mobile screens at anytime, including live, restart, catch-up, personal recording, on-demand and internet streaming apps);
•proposition (meeting our customers’ content and entertainment expectations by offering access to a wider range of channels and on-demand content, and internet streaming services at affordable and competitive price points); and
•partnering (alliances with content partners and leading distributors to aggregate the best linear, non-linear and streaming content).
Except for Flow Sports and Flow 1 services, that we operate, in the Caribbean, and the RUSH sports channel operated by a consolidated joint venture with the Digicel Group, we license our programming and on-demand content through distribution agreements with third-party content providers, including broadcasters and leading cable networks. For such licenses, we generally pay a variable monthly fee on a per subscriber basis, through multi-year programming licenses. In our distribution agreements, we seek to include the rights to offer the licensed channels and on-demand programming to our authenticated customers through multiple delivery platforms including through our apps for IP-connected mobile and/or fixed devices, and our websites. We also acquire rights to make available, in selected markets, video services to mobile subscribers and broadband subscribers that are not subscribers to fixed TV services.

With respect to rights for the sports and entertainment services we operate directly or in a joint-venture in the Caribbean, we seek to license locally relevant sports content. Our latest video consumer equipment that is distributed to a growing number of markets, including Puerto Rico, Chile, Costa Rica and Panama, also enables our customers to access, through the Google App Store, leading streaming services such as Netflix, Disney+, HBOMax and Amazon Prime Video.

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
C&W Caribbean and Networks
The video, broadband, telephony and mobile services provided by C&W Caribbean and Networks are subject to regulation and enforcement by various governmental and regulatory entities in each of the jurisdictions where such services are provided. The scope and reach of these regulations are distinct in each market, with some markets such as the Dutch Caribbean being more heavily regulated than others. Generally, C&W Caribbean and Networks provides services in accordance with licenses and concessions granted by national authorities pursuant to national telecommunication legislation and associated regulations. Certain of these regulatory requirements are summarized below.
As the incumbent telecommunications provider in many of its jurisdictions, C&W Caribbean and Networks is subject to significant regulatory oversight with respect to the provision of fixed-line and mobile telephony services. Generally, in these markets, C&W Caribbean and Networks operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulation. Licenses and concessions are in the process of being renewed in the Cayman Islands, the British Virgin Islands, Antigua and the Turks and Caicos Islands. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
With respect to licenses for mobile spectrum, the initial grant of the spectrum is sometimes subject to an auction process, but in a number of other cases, the license may be granted on the basis of an administrative process at a set level of fees for a fixed period of time, typically to coincide with carrier licenses, subject to the payment of annual fees and compliance with applicable license requirements. In very rare cases, spectrum previously assigned to C&W Caribbean and Networks may be re-allocated by regulatory authorities to other operators in the market. Alternatively, spectrum sought by C&W Caribbean and Networks may not be available for grant, due to prior historical grants or due to the need to avoid interference with neighboring markets particularly in the Caribbean. By and large, spectrum assignments, once granted, remain unchanged for the duration of a license and beyond. In the Dutch Caribbean the frequencies are allotted on a “first come, first serve” basis, and they operate in the same frequency band divisions as mainland Europe. The regulator reserves the various spectrum evenly between the market players and grants these when needed. Once granted, the operator must start paying for the allocated spectrum.
Rate regulation of C&W Caribbean and Networks’ telephony services typically includes price caps that set the maximum rates it may charge to customers, or legislation that requires consent from a regulator prior to any price or non-price changes. In addition, all regulators determine and set the rates that may be charged by all telephony operators, including C&W Caribbean and Networks, for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. In addition, in certain markets, regulators set, or are seeking to set, mobile roaming rates and wholesale dedicated internet access. Interconnection rates (and primarily mobile termination and roaming rates) in the telecommunications industry worldwide are decreasing, and we are experiencing this trend towards lower interconnection rates in our markets. On the BES-islands, also known as the Caribbean Netherlands, data services are considered obligated services that are subject to price regulation requiring regulatory approval of any pricing changes, and Curacao is also considering whether to adjust its rules and regulations to make data services obligated services.
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
Certain regulators are also seeking to mandate third-party access to C&W Caribbean and Networks’ network infrastructure, including dark fiber and landing stations, as well as to regulate wholesale services and prices. In the Dutch Caribbean and French territories, there are rules and regulations requiring such third party access to network infrastructure. Any such decision and application to grant access to our network infrastructure may strengthen our competitors by granting them the ability to access our network to offer competing products and services without making the corresponding capital intensive infrastructure investment. In addition, any resale access granted to competitors on favorable economic terms that are not set by the free market could adversely impact our ability to maintain or increase our revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to our network, the pricing mandated by regulatory authorities and other competitive factors or market developments.
As an example of infrastructure sharing, the Office of Utilities Regulation in Jamaica has completed a consultation process on telecom facilities sharing rules that would require all licensees to share infrastructure (including dark fiber, ducts, subsea cable landing stations and mobile network towers) with third parties, including competitors, without any requirement of making a corresponding capital intensive infrastructure investment. Once the rules are finalized by the Chief Parliamentary Counsel in Jamaica, they will be formally published and thereafter become law. Our operations in Jamaica intend to appeal to the telecommunications tribunal and finally to the courts for changes to be made to the adverse provisions of the new rules or to revoke them entirely. The process of such a challenge is likely to be long and we cannot at this time determine the possibility of a successful outcome.

In addition, the ECTEL, the regulatory body for telecommunications in five Eastern Caribbean States (Commonwealth of Dominica, Grenada, St. Kitts & Nevis, St. Lucia and St. Vincent and the Grenadines), has adopted an Electronic Communications Bill that may have a material adverse impact on C&W Caribbean, and Networks’ operations in the ECTEL member states. The proposed Electronic Communications Bill includes provisions relating to:
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
In addition to rate regulation, several markets in which C&W operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and LNP for fixed and mobile services. Jurisdictions such as the Bahamas, the Cayman Islands and Jamaica have implemented fixed and mobile LNP and ECTEL has implemented mobile LNP. Other jurisdictions, including Antigua & Barbuda, Barbados and Turks and Caicos, have considered or begun to implement LNP. Although fixed LNP and mobile LNP are already in place in Trinidad and Tobago, the regulator has yet to enforce it amongst the operators. Additionally, regulators in The Bahamas are considering reviewing the current mobile restrictions on BTC, the incumbent, to ensure they are still applicable to the current state of the market.
The pay television service provided in certain C&W markets is subject to, among other things, subscriber privacy regulations, data protection laws and regulations, and the must-carry rule (as defined below) and retransmission consent rights of broadcast stations. Pay television service in certain C&W markets is also under heavy pressure from illegal IP-setup boxes that are swamping the markets. The price point that these pirates offer are difficult to compete against, and regulators are having a difficult time acting against these pirates or, in some cases, are unwilling to act against them.
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
In Trinidad and Tobago, C&W was required by the Telecommunications Authority of Trinidad and Tobago, in connection with its approval of C&W’s acquisition of Columbus International Inc. in March 2015, to dispose of its 49% shareholding in TSTT. The disposal of C&W’s stake in TSTT is not complete. We cannot predict when, or if, we will be able to dispose of this investment at an acceptable price. As such, no assurance can be given that we will be able to recover the carrying value of our investment in TSTT.
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
The networks business operates over 50,000 km of submarine fiber optic cable systems in the U.S., the Caribbean and Latin America. These sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the FCC, the Department of Homeland Security and other U.S. governmental agencies that impose additional reporting and licensing obligations on C&W Caribbean and Networks.
C&W Panama
C&W Panama is subject to regulatory entities, principally ASEP, created in 1996 and modified in 2006 through Decree Law No. 10. ASEP regulates and controls the public services for the supply of drinking water, sanitary sewerage, telecommunications and electricity. Also, C&W Panama is subject to the ACODECO, guarantor of consumer protection and antitrust, which operates under the direction of the Ministry of Commerce and Industries.
By virtue of the Telecommunications Law 1996, public services in Panama are classified as “Type A services” and “Type B services,” with Mobile Telephony (STMC) and Personal Communication (PCS) services being classified as Type A services. In 1997, the concession was awarded to BSC (now Grupo Milicom) and C&W Panama. On January 2, 2003, the Local, National and International Basic Services were opened to competition by virtue of the termination of the temporary exclusivity granted to C&W Panama for the privatization of the public operator, INTEL.
With the opening of the market, in 2008, concession contracts for the PCS Service were granted to Digicel (Panamá), S.A. and Claro Panamá, S.A., resulting in a total of four mobile telecommunications operators in Panamá, which remain to date. However, the Consolidation Law was approved in 2018, allowing for mobile consolidation from four to three operators. In 2019, all interested parties responded to the Public Consultation. Resolution AN No.13200-Telco of March 20, 2019. ASEP then issued the pending regulation of Law 36 of June 5, 2018 (Consolidation Law), whereby the regulator confirmed the proposed ruling: (1) numbering plan and return of numbers after consolidation; and (2) the obligation to return the spectrum of the target company without compensation in the case of consolidation. After the ACODECO lawsuit of nullity against the regulation was admitted by the Supreme Court, C&W Panama withdrew all claims presented before the Supreme Court in view of ASEP’s compromise to have a new public consultation with an aligned view of the regulation among operators and the claims. C&W Panama filed comments to the new public consultation 011-19, in which whoever buys the fourth operator would be allowed up to 130MHz of spectrum. If, as a result of the transaction, the purchaser acquires more than that amount, it will be obliged to return the surplus amount, and ASEP will recognize the value of the returned spectrum and issue a credit to the purchaser in exchange. The credit may be used to buy spectrum in the future; extend the use of the spectrum or to renew the concession term. ASEP has issued a pending resolution aligned with the telecommunications industry’s recommendations, which would allow mobile market consolidation to proceed and the shift from four to three operators remains pending. See also Item 1. Business—Developments in the Business regarding our entry into an agreement to acquire América Móvil’s operations in Panama, which is subject to customary closing conditions, including regulatory approval, and is expected to close in the second half of 2022.
Spectrum. C&W Panama has a total of 65MHz allocated (20 MHz in the 700 MHz band, 20 MHz in the 1900 MHz band and 25 MHz in the 850 MHz band); due to COVID-19, ASEP granted temporary use until April 30, 2022, free of charge, of 30 MHz to each of the four operating companies, between 1710 – 1780 MHz and 2110 – 2180 MHz (AWS Band). However, Digicel switched to the 10 MHz of Band 1900 and C&W Panama switched to the 10 MHz of Band 700.
Pursuant to Resolution AN No. 9319-Telco of November 18, 2015 based on Public Consultation No. 005-15, ASEP has confirmed that 140MHz are released in AWS Spectrum (1719-1780 MHz / 2110-2180 MHz), although it maintains the formula price calculation based on 1997 JD-080 resolution, which results in US $0.75 / MHz-Pop when the average price in Latin America is US $0.30 / MHz-Pop. An authorization is pending from the regulator and the executive branch for a more reasonable price for the spectrum based on benchmark and current market status.
Through Resolution AN No. 13073-Telco was issued on January 21, 2019, Cable Onda (now Grupo Millicom) requested the reassignment of Bands 2500-2690 MHz for fixed wireless access using LTE Technology. In response, Resolution AN No. 13073-Telco was issued, inviting all participants and interested third parties to submit technical contributions to promote the efficient use of the frequency band 2500 MHz to 2690MHz.
The 10 MHz in the 700 Band that have been granted for temporary use by C&W Panama, are reserved in the National Frequency Allocation Plan (PNAF), by recommendation of the International Telecommunications Union to comply with Public Protection, Relief Operations and Service Protocols. However, based on the commercial benefits of using this spectrum and the reasons for the authorization of temporary use, C&W Panama obtained the use of the 10 MHz in the 700 Band, free of charge, until April 2022, subject to the lack of definition of a more efficient price for the purchase of spectrum and the current conditions due to the pandemic.

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
Public Telephone Service. By means of Resolution AN No. 11208-Telco of May 3, 2017, renewed for the following twenty years the concession for the Public and Semi-Public Terminal Service (identified with No. 104). C&W Panama is the only operator that provides Public Telephone Service in Panama. During 2021, efforts have been made with the regulatory authority to obtain authorization for disconnection and/or relocation of public phones, and a first relocation approval has been obtained for 48 units.
Fixed Services (Fixed-Line Telephony, Public and Semipublic Telephone). C&W Panama has a license to provide Basic Local, National and International Telecommunications Services, as well as Public and Semipublic Terminals and Rental of Dedicated Voice Circuits, within the entire territory of Panama until the year 2037. C&W Panama is a Type B concessionaire, with or without use of radio spectrum, subject to compliance with Law No. 31 of February 8, 1996, Executive Decree No. 73 of 1997 and the Resolutions issued by the regulator regarding the fulfillment of quality goals for the provision of these services, such as the attention to recommendations issued by the International Telecommunications Union.
Mobile Services. Through Contract DAF-034-2013, dated November 22, 2013, C&W Panama is authorized to install, maintain, manage, operate and commercially exploit the Mobile Telephone Service, in the assigned radio spectrum segments, which currently C&W Panama has 65 MHz (32.5MHz uplink + 32.5MHz downlink), under the prepaid and post-paid contract modalities, public and semi-public telephones, including supplementary services and other Mobile Telephony services, throughout Panama, which is valid until 2037.
Internet Service: Resolution AN No. 11370-Telco of June 26, 2017 establishes the conditions and quality parameters for providing internet service to the public. These parameters became effective in 2018, setting new regulatory conditions and supervision of the service providers starting in 2019. During May 2019, ASEP conducted an inspection intended to validate that the six goals established in Resolution AN No. 11370-Telco were duly configured in the system. Currently, C&W Panama has complied with the regulatory requirements.
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
In 2020, C&W Panama announced the suspension of the satellite prepaid television (DTH) service, as of January 10, 2021 in response to a commercial decision, which was authorized by ASEP.
Other Panamanian Regulation
Regulatory Fees: Law 26/1996 established the obligation for the payment of a control, surveillance and inspection fee by companies that provide public services and that would allow to cover operating expenses of the entity, determining that it must be set annually by ASEP and that it should not exceed 1% of the gross income of the concessionaire’s immediately preceding year. Currently, C&W Panama pays an amount equivalent to 0.25%, since it is within the first five years of the concession contract, after which it will increase by 0.25% every five years until reaching 1%.
Price increase: C&W Panama, as a concessionaire within a competing market, may modify its prices provided that it advertises the price changes in two nationally-circulated newspapers at least 30 days before the new price takes effect.
Universal service obligations: In Panama, there is a proposal to modify the universal service law to expand its scope to include television services and provide conditions that would diminish the value of the contribution to the fund vis-a-vis projects covered by the law. An additional process regarding coverage of maintenance cost of universal service law phones is ongoing.

Liberty Puerto Rico
Liberty Puerto Rico is subject to regulation in Puerto Rico by various governmental entities at the Puerto Rico and the U.S. federal level, including the FCC and the TB. The TB has primary regulatory jurisdiction in Puerto Rico at the local level and is responsible for awarding franchises to cable operators for the provision of cable service in Puerto Rico and regulating cable television and telecommunications services.
Our business in Puerto Rico is subject to comprehensive regulation under the Communications Act, which regulates communication, telecommunication and cable television services. The Communications Act also provides the general legal framework for, among other things, the provision of telephone services, services related to interconnection between telephone carriers, and television, radio, cable television and direct broadcast satellite services.
The FCC and/or the TB have the authority to impose sanctions, including warnings, fines, license revocations and, in certain specific cases, termination of the franchise, although license revocation and franchise termination are rare. The Communications Act specifies causes for the termination of licenses, including, for example, the failure to comply with license requirements and conditions or to pay fines or fees in a timely manner. Such sanctions by the TB and/or FCC can be appealed to, and reviewed by, Puerto Rican courts and U.S. federal courts.
In May 2018, the FCC established the UPR Fund to provide subsidies for the deployment and hardening of fixed wireline and mobile wireless communications networks in Puerto Rico. Stage 1 of the UPR Fund made $51 million of new funding available for Puerto Rico telecommunications providers following Hurricanes Maria and Irma in 2017. Stage 2 of the UPR Fund made additional funding available to providers of services over fixed wireline networks through a competitive bidding process, and to mobile wireless providers subject to those providers meeting certain conditions.
To be eligible for Stage 2 UPR funding for fixed services, Liberty Puerto Rico requested that TB designate it as an ETC, which the TB did in June 2018. As part of its obligations as an ETC, Liberty Puerto Rico must offer services at a discounted rate to low income customers under the federal Lifeline Program and low-cost services to schools and libraries under the Schools and Libraries Program (E-Rate). Both programs provide FCC subsidies to ensure access to telecommunications and broadband access services for specified classes of customers. Liberty Puerto Rico began offering Lifeline services in April 2019.
On November 2, 2020, LCPR received preliminary approval from the FCC for an award of approximately $72 million through the UPR Fund. The funds are in support of providing high-speed broadband access to all locations within 43 of Puerto Rico’s 78 municipalities, representing service to over 914,000 locations. After LCPR submitted all required materials in June 2021, the associated funding with this program was authorized by the FCC. Liberty Puerto Rico will have six years to complete the network expansions and upgrades, during which certain milestones must be met. Liberty Puerto Rico is expected to receive approximately $72 million, which will be paid in 120 equal monthly payments over a 10-year period that began in July 2021. The revenue recognized from such project will be reflected as “other revenue” in our revenue by product disclosures in our financial statements. In 2021, we received $4 million in fixed funding.
With respect to Stage 2 UPR funding for mobile wireless providers, the FCC also established in September 2019 that mobile wireless providers providing service in Puerto Rico as of June 2017 were eligible to receive up to $254 million over three years based on their relative number of subscribers for such service as of June 2017. In order to obtain such support, the mobile providers were required to confirm the number of mobile wireless subscribers they served as of June 2017, and obtain FCC approval of a plan that describes and commits to the methods and procedures that will be used to prepare for and respond to disasters in Puerto Rico. Liberty’s predecessor wireless provider in Puerto Rico (AT&T) submitted the required documentation and in June 2020, the FCC authorized that entity to receive approximately $33 million in funding over three years or a total amount of $102 million in funding to expand, improve and harden the mobile networks in Puerto Rico and the U.S. Virgin Islands. That entity had previously obtained the required ETC designation in Puerto Rico. Having purchased this business in connection with the AT&T Acquisition, Liberty Puerto Rico is receiving these funds. The funds are paid in equal installments of $3 million and since the date of the AT&T Acquisition, we have received $40 million in funding, including approximately $38 million and $2 million received by our mobile operations in Puerto Rico and the U.S. Virgin Islands, respectively.
Similarly, effective December 31, 2021, Liberty Puerto Rico acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, subject to certain post-closing adjustments. On June 8, 2021, the FCC's Wireline Competition Bureau issued a public notice authorizing $85 million in Connect USVI funding for Broadband VI, LLC to deploy wireline networks and provide voice and broadband services to more than 46,000 locations in the U.S. Virgin Islands. Given its acquisition of Broadband VI, LLC, Liberty Puerto Rico will now be the recipient of these funds, as well as responsible for the network expansions and upgrades committed to in the bid. Liberty Puerto Rico will have six years to complete the network expansions and upgrades committed to in the bid, and will receive FCC funding support over the course of ten years. In addition to expansions and upgrades, Broadband VI, LLC committed to a robust disaster preparation and response plan to harden its network and make it more resistant to storm damage.
Liberty Puerto Rico also is subject to certain regulatory requirements specific to it. Liberty Latin America entered into a Letter of Agreement on July 1, 2020 with the DOJ and the U.S. Department of Defense in connection with the AT&T Acquisition, and Liberty Communications PR entered into a Letter of Agreement on November 20, 2020 with the DOJ regarding an FCC application. Further, Liberty Latin America and LCPR are subject to a Final Judgment, filed on February 3, 2021, in connection with the divestiture of certain assets to complete the AT&T Acquisition, which does not expire for 10 years. Failure to comply with the Letters of Agreement or the Final Judgment could result in a variety of sanctions, including, for example, fines and/or license revocation.
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
Puerto Rico Law 5 of 1973, as amended, created the Puerto Rico Department of Consumer Affairs, which regulates marketing campaigns, publicity, and breach of service contracts, and prohibits false advertising. Law 213, which created the TB, requires that rates for telecommunication services be cost-based, forbids cross-subsidies and focuses on encouraging, preserving and enforcing competition in the cable and telecommunications markets. Although Law 213 does not require Liberty Puerto Rico to obtain any approval of rate increases for cable television or telecommunication services, any such increases must be in compliance with Law 213’s requirements, including notification to the TB before such increases take effect.
Video. The provision of cable television services requires a franchise issued by the TB. Franchises are subject to termination proceedings in the event of a material breach or failure to comply with certain material provisions set forth in the franchise agreement governing a franchisee’s system operations, although such terminations are rare. In addition, franchises require payment of a franchise fee as a requirement to the grant of authority, which is passed to Liberty Puerto Rico’s customers. Franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non- compliance. Franchises are generally granted for fixed terms of up to ten years and must be periodically renewed.
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
Communications Act requirements and FCC regulations applicable to the video services provided by Liberty Puerto Rico include, among other things: (1) licensing of communications systems and facilities, such as various spectrum licenses; (2) customer and technical service standards; (3) ownership restrictions; (4) emergency alert systems; (5) disability access, including video description and closed captioning; (6) competitive availability of cable equipment; (7) equal employment obligations; and (8) public, education and government entity access requirements.

Internet. Liberty Puerto Rico offers high-speed internet access throughout its entire footprint. In March 2015, the FCC issued an order classifying mass-market broadband internet access service as a “telecommunications service,” changing its long-standing treatment of this offering as an “information service,” which the FCC traditionally has subjected to limited regulation. The rules adopted by the FCC prohibited, among other things, broadband providers from: (i) blocking access to lawful content, applications, services or non-harmful devices; (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services or non-harmful devices; and (iii) favoring some lawful internet traffic over other lawful internet traffic in exchange for consideration (collectively, 2015 Restrictions). In addition, the FCC prohibited broadband providers from unreasonably interfering with users’ ability to access lawful content or use devices that do not harm the network, or with edge providers’ ability to disseminate their content, and imposed more detailed disclosure obligations on broadband providers than were previously in place. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order (the 2017 Order) that, in large part, reversed the regulations issued by the FCC in 2015. The 2017 Order, among other things, restores the classifications of broadband internet access as an information service under Title I of the Communications Act, and mobile broadband internet access service as a private mobile service, and eliminates the 2015 Restrictions. The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization, and restores broadband consumer protection authority to the Federal Trade Commission. In 2019, the United States Court of Appeals for the District of Columbia Circuit largely upheld the 2017 Order. However, the current FCC may seek to re-impose the 2015 Restrictions or some variation thereof. Legislative proposals regarding the net neutrality rules also are pending in Congress.
Liberty Puerto Rico is a participating provider in the Emergency Broadband Benefit Program (EBB), which provides discounts to eligible households to support internet connectivity during the COVID-19 pandemic. The Infrastructure Investment and Jobs Act (Infrastructure Act), enacted on November 15, 2021, renamed the EBB Program the Affordable Connectivity Program (ACP). The Infrastructure Act, among other things, reduced the standard benefit discount from $50 per month to $30 per month and requires a broadband provider to allow enrolled households to apply the ACP benefit to any of the provider’s internet service offerings. The ACP launched on December 31, 2021.
Fixed-Line Telephony Services. Liberty Puerto Rico offers fixed-line telephony services, including both circuit-switched telephony and VoIP. Its circuit-switched telephony services are subject to FCC and local regulations regarding the quality and technical aspects of service. All local telecommunications providers, including Liberty Puerto Rico, are obligated to provide telephony service to all customers within the service area, subject to certain exceptions under FCC regulations, and must give long distance telephony service providers equal access to their network. Under the Communications Act, CLECs, like us, may require interconnection with the ILEC, and the ILEC must negotiate a reasonable and nondiscriminatory interconnection agreement with the CLEC. Such arrangement requires the ILEC to interconnect with the CLEC at any technically feasible point within the ILEC’s network, provide access to certain unbundled network elements of the ILEC’s network, and allow physical collocation of the CLEC’s equipment in the ILEC’s facilities to permit interconnection or access to unbundled network element services. Therefore, we have the right to interconnect with the ILEC, PRTC. We have negotiated an interconnection agreement with PRTC, and the physical interconnection between both companies has been activated.
All of the circuit-switched telephony and VoIP services of Liberty Puerto Rico are subject to a charge for the federal USF, which is a fund created under the Communications Act to subsidize telecommunication services in high-cost areas, to provide telecommunications services for low-income consumers, and to provide certain subsidies for schools, libraries and rural healthcare facilities. The FCC has redirected the focus of USF to support broadband deployment in high-cost areas. In addition, our circuit-switched telephony and VoIP services are subject to a charge for a local Puerto Rico Universal Service Fund, which was created by law to subsidize telecommunications services for low-income families under the federal USF Lifeline and Link-Up programs.
The FCC has adopted other regulations for VoIP services, including the requirement that interconnected VoIP providers and facilities-based broadband internet access providers must comply with the Communications Assistance for Law Enforcement Act, which requires carriers to provide certain assistance to federal law enforcement authorities. VoIP providers are also required to offer basic and enhanced 911 emergency calling services, which requires disclosure to all VoIP customers. VoIP providers are also subject to federal rules regarding, among other things: (1) customer proprietary network information and customer privacy protections; (2) number portability; (3) network outage reporting; (4) rural call completion; (5) disability access; (6) back-up power obligations; and (7) robocall mitigation.

Mobile Services. Liberty Mobile Puerto Rico and Liberty Mobile U.S. Virgin Islands offer mobile services in Puerto Rico and the U.S. Virgin Islands. The FCC regulates virtually all aspects of United States wireless communications systems, including spectrum licensing, tower and antenna construction, modification and operation, the ownership and sale of wireless systems and licenses, as well as the acquisition and use of wireless spectrum. Local governments, such as in Puerto Rico and the U.S. Virgin Islands, typically regulate the placement of wireless towers and similar facilities via zoning laws. At present, neither the FCC nor state or local governments regulate specific service offerings or rate plans. In addition, other federal and state agencies have asserted jurisdiction over consumer protection and the elimination and prevention of anticompetitive business practices in the wireless industry. The specific issues as to which our United States mobile services operations are subject to regulatory oversight include: roaming, interconnection, spectrum allocation and licensing, facilities siting, pole attachments, intercarrier compensation, USF contributions and distributions (such as through the UPR Fund), network neutrality, 911 services, consumer protection, consumer privacy protections, number portability, and cybersecurity. Failure to comply with applicable regulations could subject us to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses), even if any non-compliance was unintentional.
VTR
VTR is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry through the SubTel, the CNTV and SERNAC.
In addition to the specific regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (i) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (ii) prohibiting VTR from using its market power over programmers without justification, (iii) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, (iv) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis, and (v) requiring VTR to maintain a uniform single price policy for all of the national territory.
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
Cable television service providers in Chile are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, CNTV may impose sanctions on providers who are found to have run programming containing excessive violence, adult content or other objectionable programming or advertising of certain categories of products within certain time slots throughout the day. Pay television operators are directly responsible for violation of such prohibitions. Additionally, the Television Act requires pay television operators to offer a certain quota of cultural content and to distribute public interest campaigns.
The Television Act establishes a retransmission consent regime between broadcast television concession holders and pay television operators. This regime provides that once a broadcast operator achieves digital coverage of 85% of the population within its concession areas, the broadcast operator may require that pay television operators enter into an agreement for the retransmission of its digital signal. In addition, the Television Act requires that the technical or commercial conditions imposed by broadcast operators not discriminate among pay television operators. Also, the Television Act establishes a must carry regime requiring pay television operators to distribute at least four local broadcast television channels in each operating area. The channels that must be carried by any particular pay television operator are to be selected by CNTV. The full implementation of the retransmission and must carry regimes are still pending.
VTR’s ability to change its channel lineup is restricted by an agreement reached with SERNAC in July 2012 and the general regulation established by SubTel in February 2014 (by the Telecommunication Services General Rulemaking). This framework allows VTR to change one or more channels from its lineup after a 60-day notice period to its subscribers. In such cases, VTR shall offer a channel of similar content and quality or proportional compensation. Despite this, using a mid-size programmer from former precedent, in August 2019, AMC sued VTR claiming a breach of the condition related to contracting with programmers, arguing that VTR was violating the condition set out in the 2005 VTR/Metrópolis merger conditions (as summarized above), which prohibits VTR from using its market power to unjustifiably refuse to contract with programmers. This process is still pending.
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
A law passed in November 2017 requires all fixed and mobile ISPs to meet levels of quality of service, guarantee a minimum broadband throughput based on the offered speed, and provide their subscribers with a certified measurement tool allowing subscribers to verify this minimum service level, imposing fines or penalties to ISPs if the service level is not fulfilled. During 2020, the Ministry issued the Regulation on OTI which, according to this legal framework, will be responsible for performing the quality-of-service measurements. Also, SubTel issued a technical rule on the service levels that ISPs need to comply with in the provision of their internet service. Finally, as required by the above regulation, major ISPs organized a Representative Committee and filed before SubTel a proposal of the terms and conditions of the public tender to designate the OTI. After approval, the industry through this Representative Committee called for a public auction which failed to appoint a provider, given no bidder applied with a valid offer, the Representative Committee has a filed a new proposal of terms and conditions for a public tender to designate the OTI again (which has not been approved by SubTel yet).
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
In January 2020, SubTel opened for public comments its plan for a 5G tender, which ended with a contest for four bands of spectrum: 20MHz in the 700 MHz band, 30 MHz in the AWS Band, 150 MHz in the 3.5 MHz band (not including the spectrum previously assigned to fixed wireless local telephony), and 400 MHz in the 26 GHz band. Technical proposals were submitted in October 2020, and given that several competitors tied there was an auction to define the winners. In February 2021, Entel, Movistar, WOM S.A. and Claro were awarded with several spectrum bands to provide mobile services using 5G technologies. Additionally, the concessions granted in this tender allow SubTel to modify the licenses in case of non-use or inefficient use of the spectrum.
With respect to mobile services, in 2009, SubTel awarded VTR a 30MHz license in the 1700/2100 MHz band. The license has a 30-year renewable term, expiring in 2040. Currently, antitrust bodies and the Supreme Court have declared a new cap structure for spectrum allocation, which is variable depending on the macro band were spectrum is being assigned and the amount of spectrum available. Therein for the low macro-band from 0 to 1000 MHz the cap is 32% of the band, from 1001 MHz to 3000MHz the cap is 30% of the band, for 3001MHz band to 6000MHz band the cap is 30% and for higher than 6001MHz the cap is 25%.
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
Other Chilean Regulation
Price Increase. The Consumer Rights Protection Law has been interpreted to require that any raise in rates exceeding inflation must be previously accepted and agreed to by subscribers. Although VTR disagrees with this interpretation, in July 2012, VTR.com reached an agreement with SERNAC that permits VTR to make adjustments to its published prices twice per year to adjust for inflation, except those services that are subject to rate regulation. VTR is generally prohibited from increasing the rates over the inflation adjustment. VTR may, however, cancel a subscriber’s contract after 12 months and propose a new contract with new rate provisions. Once a year VTR may propose to its existing subscribers additional changes to their rates, which must be accepted by the subscriber for the rates to go into effect.
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
Costa Rica
Cabletica and Telefonica are subject to regulation and enforcement by various governmental entities in Costa Rica, including the MICITT, Sutel, and the Consumer Support Office of the Ministry of Economy, Industry and Commerce. Cabletica holds a telecommunications services concession, expiring in 2028, issued by Sutel that authorizes the deployment and operation of its wireline HFC network throughout the country. At the service layer, the concession permits: (i) paid television; (ii) the provision of fixed telephony service; (iii) internet access; and (iv) data links.
Telefonica has a total of 100 MHz allocated in two concessions. For the first, in 2011, MICITT awarded Telefonica a 10 MHz license in the 850 MHz band, a 30 MHz license in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. These licenses have a 15-year renewable term, expiring on May 12, 2026, that may be extended an additional 10 years. For the second, in 2018, MICITT awarded Telefonica a 20 MHz license in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. These licenses have a 15-year renewable term, expiring on April 23, 2033, that may be extended an additional 10 years.
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
Fixed-Line Telephony Services. Sutel issued a regulation for the implementation of fixed number portability in 2014, however such regulation was challenged in court by the incumbent operator and no ruling has been issued as of today.
Mobile Services. Through concessions contracts N° C-001-2011-MINAET and -002-2017-MICITT DAF-034-2013, Telefonica is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, under the prepaid and post-paid contract modalities.
Other Costa Rican Regulation
The Competition Promotion Commission is an independent agency attached to the Consumer Support Office of the Ministry of Economy, Industry and Commerce. Its fundamental purpose is to enforce the provisions of the Competition and Effective Consumer Defense Law (Law No. 7472) through the protection and promotion of (i) the process of competition and free competition, (ii) investigating and sanctioning monopolistic practices, and (iii) other restrictions related to the efficient functioning of the market. Nevertheless, Sutel is the competition agency for the telecommunications sector and the Competition Promotion Commission only intervenes as a mandatory consultant in concentrations analysis procedures.
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
Mobile Services
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
•C&W Caribbean and Networks. We typically operate in duopoly mobile market structures and face competition mainly from Digicel in most of our C&W Caribbean and Networks’ residential markets, and ALIV in the Bahamas. From time to time, new entrants come into the markets. For example, Rock Mobile recently announced its intent to launch a business, and has received spectrum to do so, in Jamaica.
•C&W Panama. In Panama, our most competitive mobile market, we compete with subsidiaries of Millicom, América Móvil, S.A.B. de C.V. (Claro) and Digicel. Millicom entered the market through the acquisition of Movistar’s assets in Panama in 2019.
•Liberty Puerto Rico. Liberty Puerto Rico competes with T-Mobile US and Claro, for the provision of mobile services.

•VTR. Movistar, Claro and Entel are the primary companies that offer mobile telephony in Chile. In mid-2015, WOM S.A. entered the mobile services market through its acquisition of the Nextel Chile network. As an MVNO, VTR offers its mobile services on a standalone basis. To attract and retain customers, VTR focuses on its triple-play and double-play customer bases, offering them postpaid mobile accounts at an attractive price.
•Costa Rica. In Costa Rica, we compete with Claro and ICE (through the Kolbi brand) for the provision of mobile services.
Fixed-Line Telephony
The market for fixed-line telephony services is mature across our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. In most of our C&W Caribbean and Networks markets, we are the incumbent telecommunications provider with long established customer relationships. In our other markets, our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the incumbent operators have substantially more experience in providing fixed-line telephony, greater resources to devote to the provision of such services and long-standing customer relationships. In all of our markets, we also compete with VoIP operators offering services across broadband lines and over-the-top (OTT) telephony providers, such as WhatsApp. In many countries, our businesses also face competition from other cable telephony providers, FTTH-based providers or other indirect access providers.
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
•C&W Caribbean and Networks. We face competition in the provision of fixed-telephony services main from Digicel in our Caribbean markets and Cable Bahamas Limited in the Bahamas. These companies all have competitive pricing on similar services, and the intensified level of competition we are experiencing in several of our markets has added increased pressure on the pricing of our services.
•C&W Panama. We face competition from a subsidiary of Millicom in Panama. Millicom entered the Panama market through its acquisition of an 80% stake in Cable Onda in 2019.
•Liberty Puerto Rico. Liberty Puerto Rico primarily competes with Claro who is the incumbent fixed operator in Puerto Rico, and smaller fiber builders. For B2B, Liberty Puerto Rico primarily competes with Claro, Aeronet, Neptuno and WorldNet.
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
•Costa Rica. In Costa Rica, we compete with ICE (through the Kolbi brand), who is the incumbent fixed telephony operator in Costa Rica, as well as Millicom (through the Tigo brand) and Telecable.
Broadband Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using cable, DSL or FTTH networks and wireless broadband internet services. These competitors have a range of product offerings with varying speeds and pricing, as well as interactive services, data and other non-video services offered to homes and businesses. With the demand for mobile internet services increasing, competition from wireless services using various advanced technologies is a competitive factor. In several of our markets, competitors offer high-speed mobile data via

LTE wireless networks. In addition, other wireless technologies, such as WiFi, are available in almost all of our markets. In this intense competitive environment, speed, bundling, and pricing are key drivers for customers.
A key component of our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of services and prices, a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download speeds generally range from 50 Mbps to speeds of up to 1 Gbps. In many of our markets, we offer the highest download speeds available via our cable and FTTH networks. The focus is on high-speed internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTH initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level.
In several of our C&W Caribbean and Networks’ markets, we are the incumbent phone company offering broadband internet products through a variety of technologies, ranging from DSL to FTTH. In these markets and our other Latin American markets, our key competition for internet services is from cable and IPTV operators and mobile data service providers. To compete effectively, we are expanding our LTE service areas and increasing our download speeds. In most of our markets, we offer our internet service through bundled offerings that include video and fixed-line telephony. We also offer a wide range of mobile products either on a prepaid or postpaid basis.
•C&W Caribbean and Networks. Where C&W Caribbean and Networks is the incumbent telecommunications provider, it competes with cable operators, the largest of which are Cable Bahamas Limited in the Bahamas and Digicel in certain of C&W Caribbean and Networks’ markets. To distinguish itself from these competitors, C&W Caribbean and Networks is investing in footprint expansion and upgrades and uses its bundled offers with video and telephony to promote its broadband internet services.
•C&W Panama. The largest competitor in Panama is Cable Onda.
•Liberty Puerto Rico. Liberty Puerto Rico competes primarily with Claro and other operators using fiber networks or fixed wireless access technologies. To compete with these providers, Liberty Puerto Rico offers its high-speed internet with download speeds of up to 600 Mbps.
•VTR. VTR faces competition primarily from non-cable-based ISPs, such as Movistar, Entel, and Mundo Pacifico, and from other cable-based providers, such as Claro and GTD Manquehue. Competition is particularly intense with each of these companies offering competitively priced services, including bundled offers with high-speed internet services. Mobile broadband competition is significant as well. Movistar, Claro and Entel have launched 5G services for high-speed mobile data and all 4 MVNO operators have LTE services. To compete effectively, VTR is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service and high-speed internet with download speeds of up to 600 Mbps.
•Costa Rica. In Costa Rica, we face competition primarily from ICE (Kolbi), Telecable and Millicom (Tigo).
Video Distribution
Our video services compete primarily with traditional FTA broadcast television services, DTH satellite service providers and other fixed-line telecommunications carriers and broadband providers, including operations offering (i) services over hybrid fiber coaxial networks, (ii) DTH satellite services, (iii) internet protocol television (IPTV) over broadband internet connections using asymmetric DSL or VDSL or an enhancement to VDSL called “vectoring,” (iv) IPTV over FTTH networks, or (v) LTE services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer. In certain markets, we also compete with other cable or FTTH based providers who have overbuilt portions of our systems.
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
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our cable networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Flow ToGo in C&W Caribbean and Networks’ markets, +TV Go in C&W Panama, LibertyGo in Puerto Rico, VTR Play in Chile and Next TV in Costa Rica.
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
•C&W Caribbean and Networks. C&W Caribbean and Networks competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. In several of its other markets, including Jamaica, Trinidad and Tobago and Barbados, C&W Caribbean and Networks is the largest or one of the largest video service providers. In these markets, its primary competition is from DTH providers, such as DIRECTV Latin America Holdings, Inc. (DirecTV), which is now called Vrio Corp., and operators of IPTV services over VDSL and FTTH, such as Digicel.
•C&W Panama. C&W Panama competes primarily with Cable Onda which is 80% owned by Millicom and which offers video, internet and fixed-line telephony over its cable network, and with the DTH services of Claro. To compete effectively, C&W Panama invests in leading mobile and fixed networks and content.
•Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network. Dish Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a free multi-room DVR service. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed fixed and mobile internet connectivity solutions to drive its video services.
•VTR. VTR competes primarily with DTH and IPTV service providers, including Movistar, Claro and DirecTV, among others. Movistar offers double-play and triple-play packages using IPTV for video in its FTTH footprint and OTT on its DSL footprint. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services. DirecTV offers video through DTH and does not bundle with any broadband or telephony services. To compete effectively, VTR focuses on enhancing its subscribers’ viewing options in and out of the home through a broad non-linear content offering, catch-up television, DVR functionality, and a variety of premium channels. These services and its variety of bundled options, including internet and telephony, enhance VTR’s competitive position.
•Costa Rica. Cabletica competes primarily with Millicom (Tigo) and Telecable over their cable network, and with the DTH services of Claro.
Business and Wholesale Services
Through C&W, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, subsea fiber optic cable network. Our subsea and terrestrial fiber routes combine to form a series of fully integrated networks that typically provide complete operational redundancy, stability and reliability, allowing us in most cases to provide our clients with superior service and minimal network downtime. Given the advanced technical state of the network combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high latency protection routes. In addition, our network as of December 31, 2021, utilized less than 10% of its potential design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, as well as the financial and time investment required to build a similar network, and the potential delays associated with acquiring governmental permissions, makes it unlikely that our network will be replicated in the near term.
We compete in the provision of B2B services with residential telecommunications operators as noted above. We also compete with regional and international service providers, particularly when addressing larger customers.
Human Capital Resources
Our Team. As of December 31, 2021, we employed approximately 11,900 full-time employees across our five reportable segments. Our employees are employed across our segments as follows: C&W Caribbean and Networks approximately 4,500 full-time employees, C&W Panama approximately 2,300 full-time employees, Liberty Puerto Rico approximately 2,200 employees, VTR approximately 1,500 employees, and Costa Rica approximately 800 employees. The remaining employees are employed by our corporate entities. Women represented 42% of our global employees and 38% of our managerial positions. Of our total employee population, approximately 4,200 are covered by contracts with various unions, primarily across our Caribbean markets, Panama, and Puerto Rico.
During 2021, our total employee attrition rate, both voluntary and involuntary, was approximately 13%. The Employee Net Promoter Score (eNPS) is a widely-used methodology to measure employee experience. In 2021, we measured our employee net promoter score (eNPS) at +34 as part of our annual employee survey, which we believe indicates we have a passionate, engaged, and dedicated workforce.
Our Chief People Officer, who reports to the CEO and is part of the Executive Team, leads our People and Culture initiatives. All leaders incorporate these initiatives as part of the operating strategy, and our Chief People Officer regularly reports progress on these initiatives to our Board of Directors.
Talent Strategy. We manage our talent strategy through a cycle consisting of Talent Acquisition, Learning & Development, and Performance Management. We offer prospective candidates a compelling employee value proposition rooted in our culture, which combines a shared vision, philosophy, and principles for how we work. We foster an environment where employees can learn, develop, and gain experience through new opportunities to work in different geographies. Unique to our region, we utilize an annual performance management system that better aligns with our culture and ways of working as one team. We offer a simpler, meaningful, and engaging Agile Performance Development (APD) experience for all our employees, focused on frequent conversations throughout the year combined with real-time feedback between managers and employees.
Our employees are the heart and soul of our business, helping us to deliver value to our customers, shareholders and communities. As our employees grow and develop, so will our company.
Equality, Diversity & Inclusion. Our employees comprise many races, ethnicities, beliefs, and cultures, and we are built on a set of strong principles including respect.
In 2021, we took deliberate actions to foster a more diverse and inclusive workplace as part of our Equality, Diversity, and Inclusion strategy. This year we focused on the pillars of gender equity, LGBTQ+ inclusion, and issues of Race & Ethnicity. We launched our ‘Pride at Liberty Latin America’ employee resource group to engage, educate, and empower LGBTQ+ people and allies, aiming to create a truly inclusive space where LGBTQ+ people feel heard, supported, and represented.

We also joined the global community to contribute to the fight against gender-based violence by launching a company-wide policy and making education and advocacy materials available on our website. Our goal is to educate, prevent, protect, and support against gender-based violence to create a safe workplace that prioritizes employees' wellbeing and mental health.
We continued our work on the CEO Action for Diversity & Inclusion pledge focused on: creating an environment for open dialogue, conducting implicit bias training, sharing best practices and lessons learned, and developing dedicated Diversity & Inclusion plans in consultation with our Board of Directors.
We know that our success depends on our people. Having a diverse and inclusive workforce will help us become more innovative, more reflective of our customer base, and more creative when it comes to engaging with our customers and our communities.
COVID-19 Response. We continue to adapt to rapidly changing conditions related to the pandemic. Throughout 2021, we maintained stringent health and safety protocols to help protect our employees, our customers, and our communities.
Across all of our markets we have strongly encouraged vaccination both within our employee base as well as externally in our communities as it has proven to significantly reduce symptoms and help mitigate the spread of the virus. We have also partnered with local governments on vaccination drives and complied with local regulations and policies, which vary across our markets.
In 2021 we continued to offer a COVID-19 Employee Assistance Fund where employees could apply for grants up to $500 to support financial needs created by the pandemic. This was funded through donations from members of our Board of Directors, our Executive Team and employees.
Corporate Social Responsibility. In addition to our core products and services, we meaningfully contribute to the communities where we operate. Our communities are so much more than locations for our business. It’s where we live, where our families grow, where we celebrate and connect. We believe we have a responsibility to enable progress and build more resilient communities. We bring this to life through a shared approach across our markets with a focus on four critical areas: Learning; Environment; Access; and Disaster Relief.
Our employees lead many of our outreach programs, working alongside our local and regional charitable foundations. We proudly support and give back. In 2021, through our company-wide initiative, Mission Week, over 1,250 employees across 20 countries came together to contribute more than 4,000 volunteer hours in support of communities across Latin America and the Caribbean through a wide range of volunteer activities.
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
We expect our employees and directors to display responsible and ethical behavior, to follow consistently both the meaning and intent of our Code of Conduct, and to act with integrity in all of our business dealings. We expect managers and supervisors to take such action as is necessary and appropriate to ensure that our business processes and practices are in full compliance with our company culture and principles.
We expect our business partners to also act with integrity in all business dealings with us and others. Our Business Partner Code of Conduct sets forth the basic rules, standards, and behaviors that we expect of our business partners.
As part of our global onboarding process, we require all new employees to complete training on our Code of Conduct. Additionally, we periodically host seminars on anti-corruption, anti-bribery, and other important compliance topics such as cyber security.
Health & Safety. Our vision is to have the safest operations in our industry and markets. To reduce the risk of serious injuries we invest in systems that enable us to receive reliable and structured data to enable informed decision making. We also work to improve our safety practices in the field and in our retail and office locations to prevent work-related illness and injuries.

Available Information
All our filings with the SEC, as well as amendments to such filings, are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lla.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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
•risks related to climate change;
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
The markets for cable television, broadband internet, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and DTT broadcasters, DTH satellite providers, networks using DSL, VDSL or vectoring technology, Multi-channel Multipoint Distribution System operators, FTTH networks, OTT content providers, and, in some countries where parts of our systems are overbuilt, with cable & fiber-to-the-home/-cabinet/-building/-node networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, other telecommunications operators and service providers. As the availability and speed of broadband internet increases, we also face competition from OTT providers, including telephony providers such as WhatsApp, utilizing our or our competitors’ high-speed internet connections. Some of these providers offer services without charging a fee, which could erode relationships with customers and may lead to a downward pressure on prices and returns for telecommunication services providers. In the provision of telephony and broadband internet services, we are experiencing increasing competition from other telecommunications operators and other service providers in each country in which we operate, as well as other mobile providers of voice and data. Many of the other operators offer double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other facilities-based operators and wireless providers. Developments in wireless technologies, such as LTE, 5G (the next generation of ultra-high-speed mobile data) and WiFi, are creating additional competitive challenges.
In almost all cases, our licenses are not exclusive. As a result, our competitors have similar licenses and have and may continue to build systems and provide services in areas in which we hold licenses. In the case of cable- and broadband-enabled services, the existence of more than one cable or fiber-to-the-home/-cabinet/-building/-node system operating in the same territory is referred to as an “overbuild.” Overbuilds increase competition or create competition where none existed previously, either of which could adversely affect our growth, financial condition and results of operations.
In some of our markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTH networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no such government involvement. Increased competition could result in increased customer churn, reductions of customer acquisition rates for some products and services and significant price and promotional competition. In combination with difficult economic environments, these competitive pressures could adversely impact our business, results of operations and cash flows.
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
Significant additions to our property and equipment are, or in the future may be, required to add customers to our networks and to upgrade or expand our broadband communications networks and upgrade customer premises equipment to enhance our service offerings and improve the customer experience. Additions to our property and equipment, including in connection with Network Extensions, require significant capital expenditures for equipment and associated labor costs to build out and/or upgrade our networks as well as for related customer premises equipment. Additionally, significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTH and advanced DSL technologies, the impact of natural disasters like hurricanes, or adverse regulatory developments could cause us to decide to undertake previously unplanned builds or upgrades of our networks and customer premises equipment.
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
We depend almost exclusively on our relationships with third-party programming providers, broadcasters and rights owners for programming content, and a failure to acquire desirable programming on acceptable terms could adversely affect subscriptions of our video services.
The success of our video subscription offerings depends, in large part, on our ability to offer a selection of popular and desirable programming. We generally do not produce our own content and we therefore depend on our agreements and cooperation with public and private broadcasters, rights holders and collective rights associations to obtain such content. If we fail to obtain desirable and popular programming for our pay television offerings, including linear channels as well as non-linear content (such as a selection of attractive VoD content and rights for ancillary services such as network DVR services), on satisfactory terms, we may not be able to offer a compelling product to our video customers at a price they are willing to pay. Additionally, we periodically negotiate and renegotiate content agreements and our annual costs for programming can vary as a result of these negotiations. There can be no assurance that we will be able to renew the terms of our agreements on desirable terms or at all.
If we are unable to obtain or retain attractively priced content, demand for our video subscription services could decrease, thereby limiting our ability to attract new bundle customers to subscribe to video services and/or maintain existing video customers. Furthermore, we may be placed at a competitive disadvantage as certain OTT providers increasingly produce their own exclusive content if certain of our providers also offering content directly to consumers restrict our access to valued content or if certain of our pay- TV competitors acquire exclusive programming rights, particularly with respect to sports.
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
Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or subsea cable network, telecommunications failures, power loss, malicious human acts, security flaws as well as natural disasters and extreme weather events as a result of climate change. In particular, our systems and equipment are in regions prone to hurricanes, earthquakes and other natural disasters, and they have been impacted by hurricanes in the recent past.
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
To date, we have not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to our operations or financial condition. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. We engage in a variety of preventive measures (in terms of people, processes and technology) at an increased cost to us, in order to reduce the risk of cyberattacks and safeguard our infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data.
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

Risks that Relate to Our Operating in Overseas Markets and Being Subject to Foreign and Domestic Regulation
A substantial portion of our businesses is conducted outside of the U.S., which gives rise to numerous operational risks.
A substantial portion of our business operates in countries outside the U.S., and we have substantial physical assets and derive a substantial portion of our revenues from operations in Latin America and the Caribbean. Therefore, we are subject to the following inherent risks:
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
In certain countries and territories in which we operate, political, security and economic changes may result in political and regulatory uncertainty and civil unrest. Governments may expropriate or nationalize assets or increase their participation in the economy generally and in telecommunications operations in particular. Civil unrest in one or more of our markets may adversely affect our operations in the affected market or possibly in other markets depending on the scope of other operations supported by the affected market. For example, riots broke out in Chile in October 2019 in support of concerns over social inequality. These riots led to the injury or detainment of protesters and the dismissal of members of the Chilean President’s cabinet. Continued internal turmoil could slow or halt the development of, or otherwise constrain the market for our VTR products and services, could impact foreign exchange rates, and could otherwise impair the business and financial condition of VTR. In addition, following these riots and protests the government announced that it would initiate a process to draft a new constitution for the country. On October 25, 2020, the government conducted a national plebiscite to determine whether to draft a new constitution and the process to do so. 78% of voters approved a proposal to adopt a new constitution and 79% approved a proposal to call a new constitutional convention (without participation of existing representatives in the Chilean Congress). Chile held an election for members of the constitutional convention between May 15 and 16, 2021 with 78% of the 2020 national plebiscite voted to write a new constitution. On December 20, 2021, former student protest leader and progressive politician, Gabriel Boric, was declared the winner of Chile’s presidential election. Mr. Boric is set to take office in March 2022. Chile anticipates holding another national vote in August 2022 to approve the new constitution. There is still significant uncertainty regarding the process to approve a new constitution and further protests and political instability cannot be ruled out. Furthermore, the existing constitution has been in place since 1980 and any new constitution could change Chile’s political situation, potentially affecting the Chilean economy and business outlook, and ultimately VTR’s financial condition, results of operations and prospects.
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
Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the FCPA and similar laws. Although our subsidiaries and business affiliates have undertaken, and will continue to undertake, compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation could result in penalties imposed on, and adversely affect the reputation of, these subsidiaries and business affiliates. Any failure by these subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services and other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2021.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during 2021 was to the Chilean peso as 16% of our reported revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
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
For example, certain of our companies provide (and may in the future provide), directly or indirectly, certain services to governmental entities in Cuba (e.g., C&W sells IP and international transport telecommunication services to ETECSA, the Cuba state-owned telecommunications provider and to three international telecommunications providers that in turn sell telecom services to ETECSA). All these services are provided outside of Cuba and the provision of non-facilities based telecom services to Cuba are permissible under a general license from OFAC.
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
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities, which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. If conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with an acquisition transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations, similar to the divestiture with respect to the AT&T Acquisition. The acquisition of C&W in May 2016 triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in all of these jurisdictions, except for Trinidad and Tobago, have completed their review of the May 16, 2016 acquisition of C&W and have granted their approval. While we expect to receive this outstanding approval, such approval may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.
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
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions, such as the Claro Panama Acquisition, that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as in the AT&T Acquisition and Telefónica Costa Rica Acquisition, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; migrating our acquired businesses’ customers to our systems; integrating personnel, networks, financial systems and operational systems and building new mobile cores and IT stacks; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
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
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, C&W’s licenses in the British Virgin Islands, the Cayman Islands, Antigua and the Turks and Caicos Islands are in the process of being renewed on the same terms and conditions as before. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses.
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
Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting project being undertaken by the OECD. The OECD, which represents a coalition of member countries that includes Chile and the United States, has undertaken studies and is publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. The OECD has extended inclusion to non-OECD countries under their Inclusive Framework on BEPS, bringing together over 100 countries to collaborate on the implementation of the OECD BEPS Package. This framework allows interested countries and jurisdictions to work with the OECD and G20 members on developing standards on BEPS-related issues and reviewing and monitoring the implementation of the whole BEPS Package. Included within this expanded group of countries are several jurisdictions in which we do business. It is possible that additional jurisdictions in which we do business could react to these initiatives or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities. In particular, the OECD has recently proposed a provision to impose a minimum tax rate of 15%, among other provisions, and as of 2021 more than 140 countries have tentatively signed on to the framework. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
Failure to comply with anti-corruption laws and regulations, such as the FCPA.
Our operations, particularly in countries that have a perceived elevated risk of public corruption, expose us to a certain degree of exposure for violations of, among other anti-corruption laws, the FCPA. Although we forbid our employees and agents from violating the FCPA and other applicable anti-corruption laws and regulations and have implemented a compliance program to prevent and detect violations of the FCPA and other applicable anti-corruption laws and regulations, there remains some degree of risk that improper conduct could occur, thereby exposing our company to potential liability and the costs associated with investigating potential misconduct.

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
With respect to internal impacts, the COVID-19 outbreak has resulted in significant uncertainty in many areas of our business. This continued uncertainty is expected to continue to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work due to being infected with COVID-19, quarantine measures, or related outcomes as a result of this outbreak. In this regard, our internal controls over financial reporting measures may be impacted by labor shortages and/or work from home initiatives. Similarly, some of our retail stores, offices and facilities either have been or may be temporarily shut down because of this outbreak, which certain of our customers frequently access to pay for our products and services. The inability of our customers to pay for our products and services, as well as continued government intervention precluding payment from customers for a certain period of time, whether in such retail stores, due to a continued general downturn in the global economy or otherwise, could continue to negatively impact our cash flows, liquidity, including working capital, and ability to borrow. To the extent to which any of the above materialize for a meaningful period of time, we would have to rely on committed liquidity facilities to bridge cash flow, working capital and or capital expenditure requirements. This may have a long term consequence for both our liquidity position and longer term leverage levels across the business. In turn, such results could impact our capital expenditures, including those earmarked for equipment and associated labor costs to build out and/or upgrade our networks as well as for related customer premises equipment. Additionally, certain of our product shipments from vendors may be delayed. If such a disruption were to extend over a prolonged period, it could have an impact on the continuity of our supply chain and our ability to build or upgrade our networks and customer premises equipment generally. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of products until we are able to resume such shipments or shift from the affected contractor or vendor to another third-party vendor. If our suppliers cannot deliver the supplies we need to operate our business, including handsets, set-top boxes, and other devices, and if we are unable to deliver our products to our customers, our business and results of operations could continue to be negatively impacted.
As of December 31, 2021, the impact of COVID-19 has had a significant impact on our results of operations, financial position, cash flows and liquidity. The extent of the impact of the continued outbreak on our operational and financial performance will depend on certain developments, including the emergence and spread of new COVID-19 variants, vaccine rollouts, the impact on our customers and our sales cycles, the impact on our employees, and the effect on our vendors, all of which are uncertain and cannot be predicted. The outbreak has resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February 2020. If, among other factors, (i) our equity values were to remain at these declined levels for a sustained period or were to decline further or (ii) the adverse impacts stemming from the COVID-19 outbreak, competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of goodwill or other long-lived assets. Any such impairment charges could be significant. Additionally, our ability to execute on cost-cutting measures and organizational change initiatives may impact our financial performance and results of operations, including less-than-anticipated cost savings. For instance, in the event demand for our products or services continue to be reduced as a result of the COVID-19 pandemic and related economic impacts, we may need to assess different corporate actions, organizational change initiatives, and cost-cutting measures, including reducing our workforce, reducing our operating and capital costs, or closing one or more of our retail stores, offices or facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at such facilities if our business experiences a subsequent recovery. Also, the expansion of our new Operations Center in Panama City, Panama, which is one of our key organizational change initiatives, may continue to be impacted as a result of the COVID-19 pandemic.
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects.
Our businesses are highly leveraged. At December 31, 2021, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $7,686 million, including $106 million that is classified as current in our consolidated balance sheet and $6,433 million that is not due until 2027 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities are predominantly in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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
Our ability to meet our debt service obligations or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond our control. In addition, we are dependent on customers, and, in particular local, municipal and national governments and agencies, to pay us for the services we provide in order for us to generate cash to meet our debt service obligations and to maintain our business. Accordingly, we are exposed to the risk that our government customers could default on their obligations to us and we cannot rule out the possibility that unexpected circumstances in a particular country’s economic condition may render such government unable to meet its obligation to us. Any such event could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. If we cannot generate sufficient cash to meet our debt service requirements or to maintain our business, we may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.
If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our debt obligations. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness of relevant members of each of our four borrowing groups (i.e. C&W, VTR, Costa Rica, and Liberty Puerto Rico) may become payable on demand and we may not have sufficient funds to repay all of our debts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
In particular, we are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to LIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure. Regulators in the U.K. phased out LIBOR in 2021. On November 30, 2020, the administrator of U.S. dollar LIBOR announced a delay in the phase out of a majority of the U.S. dollar LIBOR publications until June 30, 2023, with the remainder of LIBOR publications still being phased out at the end of 2021. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. We do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR at this time.
The phasing out of LIBOR and EURIBOR will result in a new reference rate being applied to our LIBOR-indexed debt which may not be the same as the new reference rate applied to our LIBOR-indexed derivative instruments, and will have to be adjusted for.

In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Additionally, the European Money Markets Institute (the authority that administers EURIBOR) has announced that measures will need to be undertaken by the end of 2021 to reform EURIBOR to ensure compliance with E.U. Benchmarks Regulation. Currently, it is not possible to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.S., the Eurozone or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our loan documents contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed debt to the extent LIBOR is not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and the company may incur significant associated costs.
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
Should current economic conditions deteriorate, there may be volatility in exchange rates, increases in interest rates or inflation, liquidity shortfalls and an adverse effect on our revenue and profits. Recessionary pressures or country-specific issues could, among other things, affect products and services, the level of tourism experienced by some countries and the level of local consumer and business expenditure on telecommunications. In addition, most of our operations are in developing economies, which historically have experienced more volatility in their general economic conditions. The impact of poor economic conditions, globally or at a local or national level in the countries and territories in which we operate, could have a material adverse effect on our business, financial condition, and results of operations.
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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2021, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash balances of $965 million and (ii) aggregate undrawn debt facilities of $959 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
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

As of December 31, 2021, we had goodwill of $3,948 million, which represented approximately 26% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily spectrum licenses and cable television franchise rights) for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in note 8 to our consolidated financial statements, during the years ended December 31, 2021, 2020 and 2019, we incurred significant goodwill impairments. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of our C&W Caribbean and Networks segment or our C&W Panama segment. Any such impairment charges could be significant.
Risks Relating to Climate Change
We may face increased costs, limitations of our operations and other adverse impacts from international climate change treaties and accords or national climate-change regulation and legislation.
Federal, state and local governments in our operating markets may adopt international climate change treaties or accords or adopt local climate change legislation or regulation that impair our ability to construct certain facilities and infrastructure necessary to operate our business in certain locations or may impose additional costs of construction, operation or disposal of products used in our operations. As a result of the adoption of international climate treaties or accords or local climate change legislation or regulation outside of our operating markets, we may face shortages of components necessary to our business or face increased costs for the acquisition or disposition of certain products necessary to our business.
We may face the loss of certain market, customers or significant financial loss due to the physical impacts of climate change.
Given the location of our operations in the Caribbean and in Latin America, we may face the loss of certain markets or customers or the availability of labor due to impacts caused by sea level rise, distortion of historical rainfall patterns, fire or other adverse impacts of climate change. Additionally, we may face higher losses of property, plant and equipment, customers and revenue, disruptions in our operations and supply chain, and incur additional costs, which may not be covered by insurance, as the result of damage caused in our markets by severe weather phenomena, such as hurricanes, floods and fires. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

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
Although our Class B common shares are eligible to trade on the OTC Markets, there is no meaningful trading market for these shares and the market price of these shares is subject to volatility.
Our Class B common shares are not widely held, with over 75% of such outstanding shares beneficially owned by John C. Malone, a director emeritus of our company. Although our Class B common shares are eligible to trade on the OTC Markets, they are sparsely traded and do not have an active trading market. The OTC Markets provide an inter-dealer automated quotation system for equity securities that is not a national securities exchange. As a result, trading in the OTC Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.
We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.
As of December 31, 2021, John C. Malone beneficially owned a number of our common shares representing approximately 27% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.
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
As of December 31, 2021, we did not maintain effective internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, these material weaknesses continued to exist with respect to our internal control over financial reporting as of December 31, 2021. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
At December 31, 2021, we leased our corporate office in Denver, Colorado, U.S. and our operations center in Panama City, Panama. Additionally, through our C&W Caribbean and Networks segment, we own significant portions of our subsea network in the Caribbean region (see Item 1. Business—Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, poles, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

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

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
See the Glossary of defined terms at the beginning of this Annual Report on Form 10-K. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Latin America or collectively to Liberty Latin America and its subsidiaries.
Market Information
Our outstanding share capital comprises Class A, Class B and Class C common shares. Our Class A and Class C common shares trade on the Nasdaq Global Select Market under the symbols “LILA” and “LILAK,” respectively. Our Class B common shares are eligible to be traded on the OTC Markets under the symbol “LILAB,” although they do not have an established public trading market. The following table sets forth the range of highest and lowest prices for our Class B common shares for each of the periods indicated, as reported by Bloomberg, taking into account both opening and closing prices. Over-the-counter market prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Class B
	High	Low
Year ended December 31, 2021
First quarter (a)	$17.00	$17.00
Second quarter (a)	$17.00	$17.00
Third quarter	$10.25	$10.25
Fourth quarter	$10.80	$10.30
Year ended December 31, 2020
First quarter	$15.00	$15.00
Second quarter	$17.00	$17.00
Third quarter (b)	$17.00	$17.00
Fourth quarter (b)	$17.00	$17.00
(a)During the first two quarters of 2021, no trades occurred. As such, the high and low prices shown for these periods relate to the last actual trade, which was during the second quarter of 2020.
(b)During the third and fourth quarters of 2020, no trades occurred. As such, the high and low prices shown for these periods relate to the second quarter of 2020.
Holders
As of January 31, 2022, we had the following number of holders of record of our common stock: 10,827 Class A; 24 Class B; and 24,859 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual General Meeting of Shareholders.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All information under this Item has been previously reported on our Current Reports on Form 8-K.
Issuer Purchase of Equity Securities
On March 17, 2020, we announced that our Directors authorized the Share Repurchase Program, which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares, as the case may be, over two years. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. On February 22, 2022, our Directors approved a new Share Repurchase Program. The new program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2021 through October 31, 2021:
Class A	676,100	$12.58	676,100	(b)
Class C	—	$—	—
November 1, 2021 through November 30, 2021:
Class A	718,800	$12.65	718,800	(b)
Class C	—	$—	—
December 1, 2021 through December 31, 2021:
Class A	786,700	$11.62	786,700	(b)
Class C	699,800	$11.16	699,800
Total — October 1, 2021 through December 31, 2021:
Class A	2,181,600	$12.26	2,181,600	(b)
Class C	699,800	$11.16	699,800
(a)Average price paid per share includes direct acquisition costs.
(b)At December 31, 2021, the remaining amount authorized for repurchases of Liberty Latin America Shares was $26 million.

Stock Performance Graph
The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from January 2, 2018 (the day the shares began trading following the Split-Off) to December 31, 2021, to the change in the cumulative total return on the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on January 2, 2018.

	January 2,	December 31,
	2018	2018	2019	2020	2021

Liberty Latin America Shares - Class A	$100.00	$67.10	$89.43	$51.58	$54.03
Liberty Latin America Shares - Class C	$100.00	$68.12	$90.98	$51.85	$53.30
MSCI Emerging Markets NTR Index	$100.00	$84.00	$99.48	$117.73	$114.70
Nasdaq Composite TR Index	$100.00	$95.72	$130.84	$189.61	$231.66
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Glossary of defined terms at the beginning of this Annual Report on Form 10-K.
The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:
•Overview. This section provides a general description of our business and recent events.
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2021, 2020 and 2019.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.
•Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of December 31, 2021.
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
iii.Chile, through our reportable segment VTR; and
iv.Costa Rica, through Cabletica and its subsidiary, Telefónica Costa Rica; and
B.through our Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica Costa Rica Acquisition on August 9, 2021 (as further described in note 4), Cabletica and Telefónica Costa Rica now comprise our operating and reportable segment referred to herein as “Costa Rica.” Accordingly, as of December 31, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Costa Rica.
As a result of the aforementioned segment change, we have revised the presentation of the discussion and analysis set forth below in order to align with the current segment presentation included in our consolidated financial statements.
Effective September 29, 2021, in connection with the pending formation of the Chile JV (as further described in note 9), we began accounting for the Chile JV Entities as “held for sale.” Accordingly, the assets and liabilities of the Chile JV Entities, excluding certain cash balances, are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our December 31, 2021 consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications to exclude Chile JV Entities from continuing operations in our consolidated statements of operations or cash flows. As a result, the discussion and analysis of our results of operations and cash flows set forth below continue to include the amounts associated with the Chile JV Entities.
At December 31, 2021, we (i) owned and operated fixed networks that passed 8,354,800 homes and served 6,441,000 RGUs comprising 2,850,200 broadband internet subscribers, 1,979,200 video subscribers and 1,611,600 fixed-line telephony subscribers, and (ii) served 7,540,300 mobile subscribers.
COVID-19
In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a “pandemic,” pointing to the sustained risk of further global spread. During 2020, COVID-19 negatively impacted our operations relative to the 2019 period prior to the pandemic, particularly with respect to revenue associated with B2B and mobile operations within our C&W Caribbean and Networks, C&W Panama and VTR segments. Given COVID-19 continues to evolve, the extent to which COVID-19 may further impact our financial condition or results of operations continues to be uncertain and cannot be predicted at this time. The heightened volatility of global markets resulting from COVID-19 further expose us to risks and uncertainties.
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
Telefónica Costa Rica Acquisition
On July 30, 2020, we entered into a definitive agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the Telefónica Costa Rica Acquisition. The total purchase price of the Telefónica Costa Rica Acquisition was $538 million, which includes the impact of certain preliminary working capital adjustments totaling $38 million. The Telefónica Costa Rica Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Cabletica entity, as further described in note 19 to the consolidated financial statements.
Strategy and Management Focus
From a strategic perspective, we are seeking to build or acquire broadband communications and mobile businesses that have strong prospects for future growth. As discussed further under Liquidity and Capital Resources—Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.
We strive to achieve “organic” revenue and customer growth in our operations by developing and marketing bundled entertainment, information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes FX and the estimated impact of acquisitions and disposals. While we seek to increase our customer base, we also seek to maximize the average revenue we receive from each household or business by increasing the penetration of our video, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and up-selling.
We are engaged in the Network Extensions program across Liberty Latin America. The Network Extensions will occur in phases with priority given to the most accretive expansion opportunities. During 2021, our network extension and upgrade programs passed approximately 738,800 homes across Liberty Latin America. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion. See Item 1. Business—Products and Services—Residential Services—Internet Services.

For information regarding our expectation with regard to property and equipment additions as a percent of revenue during 2022, see Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Competition and Other External Factors
We are experiencing significant competition from other telecommunications operators and other communication service providers in all of our markets. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or ARPU in a number of C&W’s markets. In Chile, we continue to experience significant competition with respect to VTR’s fixed-line business, as competitors continue to upgrade their networks. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our reportable segments, see discussion below.

Results of Operations
The comparability of our operating results during 2021, 2020 and 2019 is affected by acquisitions, disposals and FX effects. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions and disposals. We (i) acquired (a) Telefónica’s operations in Costa Rica in August 2021, (b) AT&T’s wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands in October 2020, (c) a small B2B operation in the Cayman Islands in July 2020, and (d) UTS in March 2019; and (ii) disposed of (a) certain B2B operations in Puerto Rico in January 2021 in connection with the AT&T Acquisition, as further described in note 4 to our consolidated financial statements, and (b) our operations in the Seychelles in November 2019. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current year.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary exposure to FX risk is to the Chilean peso, as a significant portion of our revenue is derived from VTR. For example, the average FX rate (utilized to translate our consolidated statements of operations) for the U.S. dollar per one Chilean peso depreciated by 4% for the year ended December 31, 2021, as compared to 2020, and appreciated by 12% for the year ended December 31, 2020, as compared to 2019. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk below. For information regarding foreign currency risk and implications resulting from the political unrest in Chile, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview each set forth above.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. During the third quarter of 2019, we completed the UTS NCI Acquisition, as further defined and described in note 19 to our consolidated financial statements. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W and (ii) Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.
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

Year Ended December 31, 2021 as Compared with Year Ended December 31, 2020
Consolidated Adjusted OIBDA
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

	Year ended December 31,
	2021	2020
	in millions

Operating income	$81.2	$93.2
Share-based compensation expense	118.1	97.5
Depreciation and amortization	964.7	918.7
Impairment, restructuring and other operating items, net	665.0	375.3
Consolidated Adjusted OIBDA	$1,829.0	$1,484.7
The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the twelve months ending:
December 31, 2020	$713.2	$177.2	$276.9	$307.0	$54.9	$(44.5)	$—	$1,484.7
Organic changes related to:
Revenue	65.6	47.4	63.2	(55.8)	13.3	18.9	(3.6)	149.0
Programming and other direct costs	(14.2)	(37.3)	(10.7)	(4.9)	(8.0)	—	1.4	(73.7)
Other operating costs and expenses	(9.2)	12.8	(12.4)	2.0	(5.3)	(27.3)	2.2	(37.2)
Non-organic increases (decreases):
FX	(8.9)	—	—	11.3	(3.2)	—	—	(0.8)
Acquisitions/disposition, net	0.7	—	277.8	—	28.5	—	—	307.0
December 31, 2021	$747.2	$200.1	$594.8	$259.6	$80.2	$(52.9)	$—	$1,829.0

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2021	2020
	%

C&W Caribbean and Networks	42.7	41.8
C&W Panama	36.5	35.4
Liberty Puerto Rico	40.8	44.4
VTR	33.0	37.9
Costa Rica	31.3	39.2
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decreases in the Adjusted OIBDA margin presented for both Liberty Puerto Rico and Costa Rica are primarily related to the inclusion of Liberty Mobile and Telefónica-Costa Rica operations following the AT&T Acquisition and Telefónica-Costa Rica Acquisition, respectively, that each generate lower Adjusted OIBDA margins relative to the legacy operations. In addition, the decrease in the Adjusted OIBDA margin for Liberty Puerto Rico is also impacted by an increase in roaming expense, and negative margin on handset sales that occurred during the second half of 2021. The decreases in the Adjusted OIBDA margin for VTR are primarily related to a decline in revenue, as further discussed below.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Acquisitions (disposition), net	Organic
	in millions, except percentages

C&W Caribbean and Networks	$1,751.2	$1,706.8	$44.4	$(25.1)	$3.9	$65.6
C&W Panama	547.6	500.2	47.4	—	—	47.4
Liberty Puerto Rico	1,456.7	624.1	832.6	—	769.4	63.2
VTR	787.5	809.0	(21.5)	34.3	—	(55.8)
Costa Rica	256.2	140.0	116.2	(8.9)	111.8	13.3
Corporate (a)	21.6	2.7	18.9	—	—	18.9
Intersegment eliminations	(21.8)	(18.2)	(3.6)	—	—	(3.6)
Total	$4,799.0	$3,764.6	$1,034.4	$0.3	$885.1	$149.0
(a)Amounts relate to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

C&W Caribbean and Networks. C&W Caribbean and Networks’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$132.1	$142.4	$(10.3)	(7.2)
Broadband internet	273.2	250.0	23.2	9.3
Fixed-line telephony	68.1	74.6	(6.5)	(8.7)
Total subscription revenue	473.4	467.0	6.4	1.4
Non-subscription revenue	43.4	42.2	1.2	2.8
Total residential fixed revenue	516.8	509.2	7.6	1.5
Residential mobile revenue:
Service revenue	300.2	294.1	6.1	2.1
Interconnect, inbound roaming, equipment sales and other (a)	55.1	44.4	10.7	24.1
Total residential mobile revenue	355.3	338.5	16.8	5.0
Total residential revenue	872.1	847.7	24.4	2.9
B2B revenue:
Service revenue	614.6	600.4	14.2	2.4
Subsea network revenue	264.5	258.7	5.8	2.2
Total B2B revenue	879.1	859.1	20.0	2.3
Total	$1,751.2	$1,706.8	$44.4	2.6
(a)Revenue from inbound roaming was $25 million and $14 million, respectively.

The details of the changes in C&W Caribbean and Networks’s revenue during 2021, as compared to 2020, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$20.2
ARPU (b)	(6.1)
Increase in residential fixed non-subscription revenue	1.9
Total increase in residential fixed revenue	16.0
Increase in residential mobile service revenue (c)	11.7
Increase in residential mobile interconnect, inbound roaming, equipment sales and other (d)	11.4
Increase in B2B service revenue (e)	20.7
Increase in B2B subsea network revenue (f)	5.8
Total organic increase	65.6
Impact of an acquisition	3.9
Impact of FX	(25.1)
Total	$44.4
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The decrease is primarily due to the net effect of (i) lower ARPU from video and fixed-line telephony services, and (ii) higher ARPU from broadband internet services.
(c)The increase is attributable to (i) higher average number of mobile subscribers, mostly due to an increase in sales initiatives, and (ii) higher ARPU from mobile services, which was mostly a result of relaxed COVID-19-related travel restrictions.
(d)The increase is primarily attributable to (i) higher inbound roaming revenue, primarily related to the relaxing of travel restrictions associated with COVID-19, and (ii) an increase related to the settlement during 2021 of a minimum commitment guarantee associated with inbound roaming.
(e)The increase is primarily due to (i) higher revenue from fixed and mobile services, partially due to the recovery of reduced or suspended service across our markets as a result of the COVID-19 lockdowns, (ii) higher non-recurring revenue, and (iii) higher wholesale call volumes.
(f)The increase is primarily attributable to the net effect of (i) an increase associated with the recognition of deferred revenue and penalties upon termination of two customer contracts, (ii) a decrease related to revenue recognized on a cash basis during 2020 for services provided to a significant customer, and (iii) an increase associated with continued demand for telecommunications capacity on our subsea network.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$25.9	$27.8	$(1.9)	(6.8)
Broadband internet	44.9	39.0	5.9	15.1
Fixed-line telephony	17.1	18.8	(1.7)	(9.0)
Total subscription revenue	87.9	85.6	2.3	2.7
Non-subscription revenue	9.5	11.8	(2.3)	(19.5)
Total residential fixed revenue	97.4	97.4	—	—
Residential mobile revenue:
Service revenue	155.9	160.1	(4.2)	(2.6)
Interconnect, inbound roaming, equipment sales and other (a)	44.5	41.0	3.5	8.5
Total residential mobile revenue	200.4	201.1	(0.7)	(0.3)
Total residential revenue	297.8	298.5	(0.7)	(0.2)
B2B service revenue	249.8	201.7	48.1	23.8
Total	$547.6	$500.2	$47.4	9.5
(a)Revenue from inbound roaming was $4 million and $2 million, respectively.
The details of the changes in C&W Panama’s revenue during 2021, as compared to 2020, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.9
ARPU (b)	(6.6)
Decrease in residential fixed non-subscription revenue (c)	(2.3)
Total increase in residential fixed revenue	—
Decrease in residential mobile service revenue (d)	(4.2)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	3.5
Increase in B2B service revenue (f)	48.1
Total organic increase	$47.4
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services.
(c)The decrease is primarily attributable to lower volumes of interconnect revenue and a decrease in payphone revenue.
(d)The decrease is primarily due to the net effect of (i) lower ARPU from mobile services, mainly attributable to prepaid plans as a result of the termination of certain value-added services, and (ii) higher average numbers of mobile subscribers.
(e)The increase is primarily attributable to (i) higher volumes of handset sales, as COVID-19 related lockdowns in 2020 negatively impacted customers’ ability to purchase handsets, and (ii) an increase in inbound roaming revenue, primarily related to the relaxing of travel restrictions associated with COVID-19.
(f)The increase is primarily due to (i) an increase driven by certain government-related projects, some of which were put on hold during 2020 due to the impact of COVID-19, and (ii) higher revenue from mobile services.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Increase
	2021	2020	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$156.7	$147.2	$9.5	6.5
Broadband internet	253.3	204.7	48.6	23.7
Fixed-line telephony	28.2	25.5	2.7	10.6
Total subscription revenue	438.2	377.4	60.8	16.1
Non-subscription revenue	19.3	17.7	1.6	9.0
Total residential fixed revenue	457.5	395.1	62.4	15.8
Residential mobile revenue:
Service revenue	486.9	82.9	404.0	487.3
Interconnect, inbound roaming, equipment sales and other (a)	254.4	50.6	203.8	402.8
Total residential mobile revenue	741.3	133.5	607.8	455.3
Total residential revenue	1,198.8	528.6	670.2	126.8
B2B service revenue	220.4	89.8	130.6	145.4
Other revenue (b)	37.5	5.7	31.8	557.9
Total	$1,456.7	$624.1	$832.6	133.4
(a)Revenue from inbound roaming was $69 million and $11 million, respectively.
(b)Amounts relate to funds received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.
The details of the changes in Liberty Puerto Rico’s revenue during 2021, as compared to 2020, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$51.4
ARPU (b)	9.4
Increase in residential fixed non-subscription revenue	1.6
Total increase in residential fixed revenue	62.4
Decrease in residential mobile service revenue	(1.5)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other (c)	(3.4)
Increase in B2B service	2.2
Increase in other revenue (d)	3.5
Total organic increase	63.2
Impact of an acquisition and a disposition, net	769.4
Total	$832.6
(a)The increase is primarily attributable to higher average broadband internet and video RGUs. The higher average broadband internet RGUs are partially due to increased demand as a result of COVID-19 work-from-home mandates, which subsequently led to increased purchases of video products as a result of bundling offers.
(b)The increase is primarily due to higher ARPU from broadband internet services, and the impact resulting from credits provided to customers during 2020 in connection with the earthquakes that impacted Puerto Rico in January 2020.
(c)The decrease is primarily due to lower volumes of handset sales.

(d)The increase is primarily attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

VTR. VTR’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$294.4	$291.5	$2.9	1.0
Broadband internet	313.4	331.3	(17.9)	(5.4)
Fixed-line telephony	77.3	73.5	3.8	5.2
Total subscription revenue	685.1	696.3	(11.2)	(1.6)
Non-subscription revenue	14.9	18.5	(3.6)	(19.5)
Total residential fixed revenue	700.0	714.8	(14.8)	(2.1)
Residential mobile revenue:
Service revenue	48.0	55.7	(7.7)	(13.8)
Interconnect, inbound roaming, equipment sales and other	7.3	8.2	(0.9)	(11.0)
Total residential mobile revenue	55.3	63.9	(8.6)	(13.5)
Total residential revenue	755.3	778.7	(23.4)	(3.0)
B2B service revenue	32.2	30.3	1.9	6.3
Total	$787.5	$809.0	$(21.5)	(2.7)
The details of the changes in VTR’s revenue during 2021, as compared to 2020, are set forth below (in millions):

Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(21.1)
ARPU (b)	(19.9)
Decrease in residential fixed non-subscription revenue (c)	(4.2)
Total decrease in residential fixed revenue	(45.2)
Decrease in residential mobile service revenue (d)	(9.9)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(1.3)
Increase in B2B service revenue	0.6
Total organic decrease	(55.8)
Impact of FX	34.3
Total	$(21.5)
(a)The decrease is primarily attributable to lower average broadband internet and video RGUs.
(b)The decrease is primarily due to lower ARPU from broadband internet services and video services, partially the result of continued high levels of competition. The decline in ARPU from video services is partially offset by increases related to live soccer matches being broadcast on our premium programming that were cancelled during 2020.
(c)The decrease is primarily due to (i) lower volumes of interconnect revenue, (ii) lower installations, and (iii) lower amounts of infrastructure-related engineering projects with local governments.
(d)The decrease is due to lower average numbers of mobile subscribers and lower ARPU from mobile services.

Costa Rica. Costa Rica’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2021	2020	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$74.5	$79.1	$(4.6)	(5.8)
Broadband internet	59.6	51.4	8.2	16.0
Fixed-line telephony	4.4	3.7	0.7	18.9
Total subscription revenue	138.5	134.2	4.3	3.2
Non-subscription revenue	6.2	5.8	0.4	6.9
Total residential fixed revenue	144.7	140.0	4.7	3.4
Residential mobile revenue:
Service revenue	70.4	—	70.4	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	27.1	—	27.1	N.M.
Total residential mobile revenue	97.5	—	97.5	N.M.
Total residential revenue	242.2	140.0	102.2	73.0
B2B service revenue	14.0	—	14.0	N.M.
Total	$256.2	$140.0	$116.2	83.0
N.M. - Not Meaningful.
(a)Revenue from inbound roaming was $2 million and nil, respectively.
The details of the changes in Costa Rica’s revenue during 2021, as compared to 2020, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.7
ARPU (b)	7.9
Increase in residential fixed non-subscription revenue	0.7
Total organic increase	13.3
Impact of an acquisition	111.8
Impact of FX	(8.9)
Total	$116.2
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The increase is primarily due to higher ARPU from broadband internet.
Programming and other direct costs of services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our video subscribers.

Consolidated. The following tables set forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis.

				Increase (decrease) from:
	Year ended December 31,		Increase		Acquisitions (disposition), net	Organic
	2021	2020		FX
	in millions

Programming and copyright	$441.4	$389.3	$52.1	$4.2	$10.9	$37.0
Interconnect	329.8	257.6	72.2	(4.2)	82.6	(6.2)
Equipment and other	418.8	199.1	219.7	(0.5)	177.3	42.9
Total programming and other direct costs of services	$1,190.0	$846.0	$344.0	$(0.5)	$270.8	$73.7

C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	An acquisition	Organic
	in millions

Programming and copyright	$92.8	$88.8	$4.0	$(1.5)	$—	$5.5
Interconnect	151.8	163.0	(11.2)	(5.5)	—	(5.7)
Equipment and other	74.4	59.1	15.3	(0.9)	1.8	14.4
Total programming and other direct costs of services	$319.0	$310.9	$8.1	$(7.9)	$1.8	$14.2
•Programming and copyright: The organic increase is primarily due to the negative impact of the reassessment and release of various accruals in certain of our markets during 2020.
•Interconnect: The organic decrease is primarily due to individually insignificant decreases that were partially offset by higher wholesale call volumes.
•Equipment and other: The organic increase is primarily driven by the easing of COVID-19 related restrictions in certain of our markets, which resulted in (i) higher mobile equipment sales volume, and (ii) higher B2B data revenue and equipment sales.

C&W Panama. The following table sets forth the organic changes in programming and other direct costs of services for our C&W Panama segment.

	Year ended December 31,		Organic increase (decrease)
	2021	2020
	in millions

Programming and copyright	$14.9	$13.9	$1.0
Interconnect	39.8	41.1	(1.3)
Equipment and other	111.6	74.0	37.6
Total programming and other direct costs of services	$166.3	$129.0	$37.3
•Equipment and other: The organic increase is primarily due to (i) an increase driven by certain nonrecurring government-related projects, some of which were put on hold during 2020 due to the impact of COVID-19, and (ii) higher volumes of mobile handset sales, mainly due to the easing of COVID-19 related restrictions.

Liberty Puerto Rico. The following table sets forth the organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

			Increase	Increase (decrease) from:
	Year ended December 31,			Acquisition (disposition), net
	2021	2020			Organic
	in millions

Programming and copyright	$109.0	$91.9	$17.1	$10.9	$6.2
Interconnect	104.3	21.9	82.4	73.1	9.3
Equipment and other	206.3	50.5	155.8	160.6	(4.8)
Total programming and other direct costs of services	$419.6	$164.3	$255.3	$244.6	$10.7
•Programming and copyright: The organic increase is primarily attributable to higher programming rates and higher average video subscribers.
•Interconnect: The organic increase is primarily due to higher roaming costs, including the impact from the renegotiation of a certain roaming agreement during the fourth quarter of 2021.
•Equipment and other: The organic decrease is primarily due to the net effect of (i) lower equipment costs and (ii) $1 million of equipment-related integration costs incurred in 2021.

VTR. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2021	2020		FX	Organic
	in millions

Programming and copyright	$188.8	$163.2	$25.6	$7.9	$17.7
Interconnect	33.9	39.2	(5.3)	1.4	(6.7)
Equipment and other	11.1	16.5	(5.4)	0.7	(6.1)
Total programming and other direct costs of services	$233.8	$218.9	$14.9	$10.0	$4.9
•Programming and copyright: The organic increase is primarily due to higher premium and basic content rates. During 2020, programming costs were lower due to the renegotiation of a programming contract governing rates for live soccer matches, which were cancelled as a result of COVID-19. In addition, the comparison includes a decrease of $1 million related to the foreign currency impact of programming contracts denominated in U.S. dollars.
•Interconnect: The organic decrease is primarily due to (i) lower interconnect rates and volumes, and (ii) a decrease in MVNO charges, as we renegotiated our contract during the second quarter of 2021.
•Equipment and other: The organic decrease is due to (i) lower volumes of handset sales, (ii) lower amounts of infrastructure-related engineering projects with local governments, and (iii) the net effect of (a) higher handset prices and (b) decreases associated with the foreign currency impact of handset contracts denominated in U.S. dollars.

Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Costa Rica segment.

				Increase (decrease) from:
	Year ended December 31,		Increase	FX	An acquisition	Organic
	2021	2020
	in millions

Programming and copyright	$35.9	$31.5	$4.4	$(2.2)	$—	$6.6
Interconnect	15.4	5.8	9.6	(0.3)	9.5	0.4
Equipment and other	17.4	1.7	15.7	(0.2)	14.9	1.0
Total programming and other direct costs of services	$68.7	$39.0	$29.7	$(2.7)	$24.4	$8.0
•Programming and copyright: The organic increase is primarily due to (i) the negative impact associated with contract negotiations that resulted in the reassessment and release of various accruals during 2020 and (ii) an increase in certain premium content costs. In addition, the comparison includes an increase of $2 million related to the foreign currency impact of programming contracts denominated in U.S. dollars.
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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) and with respect to 2021 and 2020, bonus-related expenses that will be paid in the form of equity.

Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

				Increase (decrease) from:
	Year ended December 31,		Increase		Acquisition (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$575.1	$483.6	$91.5	$(1.2)	$77.9	$14.8
Network-related	318.9	261.4	57.5	0.4	37.4	19.7
Service-related	196.5	161.7	34.8	0.8	31.2	2.8
Commercial	229.4	168.1	61.3	2.2	43.9	15.2
Facility, provision, franchise and other	460.1	359.1	101.0	(0.6)	116.9	(15.3)
Share-based compensation expense	118.1	97.5	20.6	(0.3)	1.1	19.8
Total other operating costs and expenses	$1,898.1	$1,531.4	$366.7	$1.3	$308.4	$57.0
For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.

C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)		Acquisition (disposition), net	Organic
	2021	2020		FX
	in millions

Personnel and contract labor	$251.0	$254.2	$(3.2)	$(2.8)	$1.3	$(1.7)
Network-related	152.4	140.5	11.9	(2.3)	—	14.2
Service-related	70.2	70.6	(0.4)	(0.5)	0.1	—
Commercial	49.8	45.4	4.4	(1.2)	—	5.6
Facility, provision, franchise and other	161.5	171.9	(10.4)	(1.5)	—	(8.9)
Share-based compensation expense	32.8	28.4	4.4	(0.1)	0.9	3.6
Total other operating costs and expenses	$717.7	$711.0	$6.7	$(8.4)	$2.3	$12.8
•Personnel and contract labor: The organic decrease is due to the net effect of (i) lower salaries and other personnel costs, mainly associated with the benefit of certain restructuring activities, (ii) higher staff costs related to increased sales activities, and (iii) lower capitalized labor associated with fewer employees and lower capitalization rates.
•Network-related: The organic increase is primarily due to (i) higher subsea cable repairs, (ii) higher utility costs, and (iii) rate increases on pole rentals and fiber leases.
•Commercial: The organic increase is primarily due to higher marketing and sales costs, as promotional activities were reduced during 2020 due to certain adverse economic impacts caused by COVID-19.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to (i) lower bad debt provisions, as the impact of COVID-19 resulted in higher bad debt expense during 2020 due to (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, and (ii) lower franchise fees.

C&W Panama. The following table sets forth the organic changes in other operating costs and expenses for our C&W Panama segment.

	Year ended December 31,		Organic increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$69.8	$70.9	$(1.1)
Network-related	37.6	39.7	(2.1)
Service-related	14.8	13.3	1.5
Commercial	19.6	20.5	(0.9)
Facility, provision, franchise and other	39.4	49.6	(10.2)
Share-based compensation expense	4.0	2.7	1.3
Total other operating costs and expenses	$185.2	$196.7	$(11.5)
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower bad debt provisions, as the impact of COVID-19 resulted in higher bad debt expense during 2020 generally due to (i) delays in collections, (ii) higher expected credit losses associated with certain B2B customers and (iii) changes in our general expectations related to our customers’ ability to pay.

Liberty Puerto Rico. The following table sets forth the organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

				Increase (decrease) from:
	Year ended December 31,		Increase	Acquisition (disposition), net
	2021	2020			Organic
	in millions

Personnel and contract labor	$142.1	$62.1	$80.0	$71.1	$8.9
Network-related	40.7	6.7	34.0	31.2	2.8
Service-related	41.6	24.9	16.7	24.0	(7.3)
Commercial	52.5	19.0	33.5	27.3	6.2
Facility, provision, franchise and other	165.4	70.2	95.2	93.4	1.8
Share-based compensation expense	6.4	5.1	1.3	0.2	1.1
Total other operating costs and expenses	$448.7	$188.0	$260.7	$247.2	$13.5
•Personnel and contract labor: The organic increase is primarily due to higher salaries and other personnel costs.
•Service-related: We incurred service-related integration costs associated with the AT&T Acquisition of $6 million and $7 million during 2021 and 2020, respectively. The service-related integration costs incurred during 2021 are mostly included in the increase from an acquisition (disposition), net, in the above table and are expected to grow in future periods.
•Commercial: The organic increase is primarily due to (i) increased marketing costs, including $2 million of rebranding commercial-related integration costs associated with the AT&T Acquisition, and (ii) higher call center volumes, partially attributable to work-from-home and remote learning mandates resulting from COVID-19. In addition, the 2021 increase from an acquisition (disposition), net, in the above table includes $2 million of rebranding commercial-related integration costs associated with the AT&T Acquisition.
•Facilities, provision, franchise and other: The organic increase includes an increase related to a payment made during 2021 to settle certain 2011 property tax claims.

VTR. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our VTR segment.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)	FX	Organic
	2021	2020
	in millions

Personnel and contract labor	$61.1	$61.1	$—	$2.6	$(2.6)
Network-related	78.0	67.2	10.8	3.2	7.6
Service-related	37.0	36.4	0.6	1.5	(0.9)
Commercial	82.4	76.2	6.2	4.0	2.2
Facility, provision, franchise and other	35.6	42.2	(6.6)	1.7	(8.3)
Share-based compensation expense	10.9	8.2	2.7	(0.1)	2.8
Total other operating costs and expenses	$305.0	$291.3	$13.7	$12.9	$0.8
•Personnel and contract labor: The organic decrease is primarily due to lower salary expense as a result of a restructuring program implemented during the first half of 2021.
•Network-related: The organic increase is primarily due to (i) higher rates associated with network access-related contract labor, and (ii) higher maintenance costs.
•Commercial: The organic increase is primarily due to the net effect of (i) higher sales commissions, (ii) a decrease in marketing and advertising expenses, and (iii) higher call center volumes.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to (i) lower bad debt provisions, and (ii) lower operating lease expense as a result of ceasing the amortization of our right of use assets in connection with held for sale accounting of the Chile JV Entities, as further described in note 9 to our consolidated financial statements.

Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Costa Rica segment.

				Increase (decrease) from:
	Year ended December 31,		Increase	FX	An acquisition	Organic
	2021	2020
	in millions

Personnel and contract labor	$19.9	$15.0	$4.9	$(0.9)	$5.5	$0.3
Network-related	14.9	8.6	6.3	(0.5)	6.2	0.6
Service-related	11.3	2.0	9.3	(0.2)	7.1	2.4
Commercial	25.1	7.0	18.1	(0.6)	16.6	2.1
Facility, provision, franchise and other	36.1	13.5	22.6	(0.8)	23.5	(0.1)
Share-based compensation expense	1.1	0.7	0.4	(0.1)	—	0.5
Total other operating costs and expenses	$108.4	$46.8	$61.6	$(3.1)	$58.9	$5.8
•Service-related: The organic increase is primarily due to higher professional services fees, including $1 million of costs associated with the Telefónica Costa Rica Acquisition, and higher costs associated with certain information technology projects that were put on hold in 2020 due to the economic uncertainty of COVID-19. In addition, during 2021 we incurred $2 million of integration costs associated with the Telefónica Costa Rica Acquisition that are included in the increase from an acquisition. Integration costs are expected to grow significantly during 2022.

•Commercial: The organic increase is primarily due to higher sales commissions, as we began to recover from the adverse economic impacts caused by COVID-19.

Corporate. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our corporate operations.

	Year ended December 31,		Increase (decrease)
	2021	2020
	in millions

Personnel and contract labor	$31.5	$20.3	$11.2
Network-related	—	1.1	(1.1)
Service-related	21.3	14.5	6.8
Facility, provision, franchise and other	22.1	11.7	10.4
Share-based compensation expense	62.9	52.4	10.5
Total other operating costs and expenses	$137.8	$100.0	$37.8
•Personnel and contract labor: The organic increase is primarily attributable to higher salaries and other personnel costs, mainly resulting from higher staffing levels in the operations center in Panama.
•Service-related: The organic increase is primarily due to an increase in professional services related to centralization efforts.
•Facility, provision, franchise and other: The organic increase is primarily attributable to higher expenses associated with a mobile handset insurance program that began during the fourth quarter of 2020 following the closing of the AT&T Acquisition.
Results of operations (below Adjusted OIBDA)—2021 compared to 2020
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $21 million during 2021, as compared to 2020, primarily due to additional awards granted during 2021 to our employees and Directors.
For additional information regarding our share-based compensation, see note 17 to our consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased $46 million or 5% during 2021, as compared to 2020, primarily due to the net effect of (i) increases attributable to assets acquired by Liberty Puerto Rico and, to a lesser extent, Costa Rica following the closing of the AT&T Acquisition and the Telefónica Costa Rica Acquisition, respectively, (ii) a decrease associated with certain assets becoming fully depreciated, (iii) an increase in property and equipment additions, primarily associated with the installation of CPE, baseline related additions and the expansion and upgrade of our networks and other capital initiatives, and (iv) a decrease at VTR as we ceased recording depreciation expense when we began accounting for the Chile JV Entities as held for sale.

Impairment, restructuring and other operating items, net

	Year ended December 31,
	2021	2020
	in millions

Impairment charges (a)	$609.2	$277.7
Restructuring charges (b)	33.0	27.5
Other operating items, net (c)	22.8	70.1
Total	$665.0	$375.3
(a)The 2021 amount primarily includes a goodwill impairment associated with our C&W Caribbean and Networks segment. The 2020 amount primarily includes goodwill impairment charges of $174 million at C&W Panama and $101 million at various reporting units within the C&W Caribbean and Networks segment, mostly related to the economic impacts associated with COVID-19.
(b)Amounts include employee severance and termination costs related to certain reorganization activities and contract termination and other related charges, primarily at VTR and C&W Caribbean and Networks.
(c)The 2021 amount includes direct acquisition costs, primarily related to the Telefónica Costa Rica Acquisition and a gain of $9 million on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021. The 2020 amounts primarily include direct acquisition costs related to the AT&T Acquisition.
Interest expense
Our interest expense decreased $6 million during 2021, as compared to 2020. The decrease is primarily due to the net effect of (i) lower weighted-average interest rates and (ii) higher average outstanding debt balances.
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
Realized and unrealized gains or losses on derivative instruments, net
Our realized and unrealized gains or losses on derivative instruments primarily include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$565.4	$(328.6)
Foreign currency forward contracts	25.8	(7.8)
Weather Derivatives (c)	(27.1)	(16.3)
Total	$564.1	$(352.7)
(a)The gains (losses) during 2021 and 2020 are primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar, and (ii) changes in interest rates. These amounts include gains (losses) associated with changes in our credit risk valuation adjustments of ($41 million) and $47 million, respectively, which for 2021 includes a net loss of $30 million related to the Chile JV Entities, and for 2020 was primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak.

(b)The loss during 2020 includes a realized gain of $71 million associated with the settlement of certain cross-currency swaps at VTR in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR debt in 2020. For additional information regarding the refinancing, see note 10 to our consolidated financial statements.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives.
For additional information concerning our derivative instruments, see notes 5 and 6 to our consolidated financial statements and Item 7A. Qualitative and Quantitative Disclosures about Market Risk below.
Foreign currency transaction gains or losses, net
Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity. Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains (losses), net, are as follows:

	Year ended December 31,
	2021	2020
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(249.3)	$61.7
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(48.4)	(53.2)
Other (a)	(21.9)	(7.3)
Total	$(319.6)	$1.2
(a)Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency, (ii) cash denominated in a currency other than an entity’s functional currency and (iii) U.S. dollar-denominated debt issued by a CRC functional currency entity.
Gains or losses on debt modification and extinguishment, net
We recognized losses on debt modification and extinguishment, net, of $57 million and $45 million during 2021 and 2020, respectively. The losses during 2021 are associated with (i) the payment of redemption premiums and the write-off of unamortized deferred financing costs related to the repayment of certain C&W Notes, (ii) the write-off of unamortized discounts and deferred financing costs related to the repayment of the 2026 SPV Credit Facility, (iii) the payment of breakage fees and the write-off of unamortized deferred financing costs related to the repayments of the VTR TLB-1 Facility and VTR TLB-2 Facility, (iv) the payment of redemption premiums and the write-off of unamortized deferred financing costs related to the repayment of the 2027 LPR Senior Secured Notes and (v) the payments of redemption premiums and the write-offs of unamortized deferred financing costs related to partial redemptions of the 2028 VTR Senior Secured Notes. The losses during 2020 are associated with (i) the payment of call premiums and the write-off of unamortized deferred financing costs related to the repayment of certain senior notes then outstanding at VTR and (ii) the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our consolidated financial statements.
Other income or expense, net
Our other income (expense), net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, and (ii) interest income on cash, cash equivalents and restricted cash.
We recognized other income (expense), net, of ($42 million) and $5 million during 2021 and 2020, respectively. The expense during 2021 primarily relates to an impairment associated with a cost method investment. The 2020 period reflects the net effect of (i) interest income, including interest we generated on restricted cash held in escrow in advance of the closing of the AT&T Acquisition, and (ii) other individually insignificant expenses.

Income tax benefit or expense
Liberty Latin America was formed as a corporation in Bermuda and, therefore, the “statutory” or “expected” tax rate for the 2021 and 2020 tax years is 0%, as we are exempt from income taxes on ordinary income and capital gains. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 15 to our consolidated financial statements.
We recognized income tax benefit (expense) of ($190 million) and $28 million during 2021 and 2020, respectively.
The income tax expense attributable to our earnings before income taxes during 2021 differs from the amounts computed using the statutory tax rate, primarily due to detrimental effects of (i) net increases in valuation allowances, (ii) permanent tax differences, such as non deductible goodwill impairment and other non-deductible expenses, (iii) expiration of deferred tax assets (which are entirely offset by valuation allowance); and (iv) inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of (i) jurisdictional rate differences, (ii) changes in enacted tax rates (but which are nearly entirely offset by valuation allowance), and (iii) permanent tax differences, such as non-taxable income.
The income tax benefit attributable to our loss before income taxes during 2020 differs from the amounts computed using the statutory tax rate (based on the Bermuda statutory tax rate of 0%), primarily due to the beneficial effects of (i) international rate differences, (ii) changes in enacted tax laws (but which are nearly entirely offset by valuation allowance), and (iii) net favorable changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of (i) increases in valuation allowances, (ii) permanent items, such as non-deductible goodwill impairment and other non-deductible expenses, and (iii) the inclusion of withholding taxes on cross-border payments.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2021	2020
	in millions

Operating income	$81.2	$93.2
Net non-operating expenses	$(381.8)	$(924.9)
Income tax benefit (expense)	$(189.5)	$27.8
Net loss	$(490.1)	$(803.9)
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
Net earnings or loss attributable to noncontrolling interests
We reported net losses attributable to noncontrolling interests of $50 million and $122 million during 2021 and 2020, respectively.

Year Ended December 31, 2020 as Compared with Year Ended December 31, 2019
Consolidated Adjusted OIBDA
As further described above, consolidated Adjusted OIBDA is a non-U.S. GAAP measure. A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Year ended December 31,
	2020	2019
	in millions

Operating income	$93.2	$325.8
Share-based compensation expense	97.5	57.5
Depreciation and amortization	918.7	889.9
Impairment, restructuring and other operating items, net	375.3	268.2
Consolidated Adjusted OIBDA	$1,484.7	$1,541.4
The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated.

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the twelve months ending:
December 31, 2019	$732.1	$227.6	$203.2	$381.7	$51.9	$(55.1)	$—	$1,541.4
Organic changes related to:
Revenue	(58.2)	(82.5)	37.8	(28.6)	7.1	2.7	(3.8)	(125.5)
Programming and other direct costs	27.2	28.7	(6.1)	1.5	(1.5)	—	3.3	53.1
Other operating costs and expenses	30.3	3.4	(14.0)	(7.9)	(2.6)	7.9	0.5	17.6
Non-organic increases (decreases):
FX	(11.8)	—	—	(39.7)	—	—	—	(51.5)
Acquisitions/disposition, net	(6.4)	—	56.0	—	—	—	—	49.6
December 31, 2020	$713.2	$177.2	$276.9	$307.0	$54.9	$(44.5)	$—	$1,484.7

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margins of each of our reportable segments.

	Year ended December 31,
	2020	2019
	%

C&W Caribbean and Networks	41.8	40.4
C&W Panama	35.4	39.1
Liberty Puerto Rico	44.4	49.3
VTR	37.9	40.6
Costa Rica	39.2	39.1
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below, which include the impacts relating to COVID-19. The organic change in Adjusted OIBDA for the VTR segment, was negatively impacted by $21 million from foreign currency impact of contracts denominated in U.S. dollars during the year ended December 31, 2020, of which $15 million related to programming and the remaining in various other cost categories. The significant decrease in the Adjusted OIBDA margin for Liberty Puerto Rico is primarily related to lower Adjusted OIBDA margins associated with the new mobile operations following the closing of the AT&T Acquisition.

Revenue
The following table sets forth the changes in revenue by reportable segment.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)	FX	Acquisitions (disposition), net	Organic
	2020	2019
	in millions

C&W Caribbean and Networks	$1,706.8	$1,812.8	$(106.0)	$(33.7)	$(14.1)	$(58.2)
C&W Panama	500.2	582.7	(82.5)	—	—	(82.5)
Liberty Puerto Rico	624.1	412.1	212.0	—	174.2	37.8
VTR	809.0	941.1	(132.1)	(103.5)	—	(28.6)
Costa Rica	140.0	132.7	7.3	0.2	—	7.1
Corporate (a)	2.7	—	2.7	—	—	2.7
Intersegment eliminations	(18.2)	(14.4)	(3.8)	—	—	(3.8)
Total	$3,764.6	$3,867.0	$(102.4)	$(137.0)	$160.1	$(125.5)
(a)Amounts relate to services we provide for mobile handset insurance following the closing of the AT&T Acquisition.

C&W Caribbean and Networks. C&W Caribbean and Networks’s revenue by major category is set forth below.

	Year ended December 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$142.4	$150.1	$(7.7)	(5)
Broadband internet	250.0	225.1	24.9	11
Fixed-line telephony	74.6	79.5	(4.9)	(6)
Total subscription revenue	467.0	454.7	12.3	3
Non-subscription revenue	42.2	47.5	(5.3)	(11)
Total residential fixed revenue	509.2	502.2	7.0	1
Residential mobile revenue:
Service revenue	294.1	339.1	(45.0)	(13)
Interconnect, inbound roaming, equipment sales and other (a)	44.4	65.3	(20.9)	(32)
Total residential mobile revenue	338.5	404.4	(65.9)	(16)
Total residential revenue	847.7	906.6	(58.9)	(6)
B2B revenue:
Service revenue	600.4	659.3	(58.9)	(9)
Subsea network revenue	258.7	246.9	11.8	5
Total B2B revenue	859.1	906.2	(47.1)	(5)
Total	$1,706.8	$1,812.8	$(106.0)	(6)
(a)Revenue from inbound roaming was $14 million and $34 million, respectively.
The details of the changes in C&W Caribbean and Networks’s revenue during 2020, as compared to 2019, are set forth below (in millions).

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$27.7
ARPU (b)	(10.9)
Decrease in residential fixed non-subscription revenue (c)	(3.4)
Total increase in residential fixed revenue	13.4
Decrease in residential mobile service revenue (d)	(29.2)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other (e)	(20.9)
Decrease in B2B service revenue (f)	(38.0)
Increase in B2B subsea network revenue (g)	16.5
Total organic decrease	(58.2)
Net impact of an acquisition and a disposal	(14.1)
Impact of FX	(33.7)
Total	$(106.0)
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

(d)The decrease is primarily attributable to (i) lower ARPU from mobile services, as COVID-19 lockdowns and travel restrictions reduced (a) demand for mobile data services and (b) outbound roaming activity, and (ii) lower average prepaid mobile subscribers, primarily due to declines in the Bahamas, as a result of COVID-19 impacts.
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
(g)The increase is primarily attributable to (i) an increase associated with revenue recognized on a cash basis for services provided to a significant customer and (ii) an increase in the demand for telecommunications capacity on our subsea network during COVID-19.

C&W Panama. C&W Panama’s revenue by major category is set forth below.

	Year ended December 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$27.8	$31.0	$(3.2)	(10)
Broadband internet	39.0	34.9	4.1	12
Fixed-line telephony	18.8	22.4	(3.6)	(16)
Total subscription revenue	85.6	88.3	(2.7)	(3)
Non-subscription revenue	11.8	14.5	(2.7)	(19)
Total residential fixed revenue	97.4	102.8	(5.4)	(5)
Residential mobile revenue:
Service revenue	160.1	183.8	(23.7)	(13)
Interconnect, inbound roaming, equipment sales and other (a)	41.0	56.8	(15.8)	(28)
Total residential mobile revenue	201.1	240.6	(39.5)	(16)
Total residential revenue	298.5	343.4	(44.9)	(13)
B2B service revenue	201.7	239.3	(37.6)	(16)
Total	$500.2	$582.7	$(82.5)	(14)
(a)Revenue from inbound roaming was $2 million and $3 million, respectively.
The details of the changes in C&W Panama’s revenue during 2020, as compared to 2019, are set forth below (in millions).

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$8.4
ARPU (b)	(11.1)
Decrease in residential fixed non-subscription revenue (c)	(2.7)
Total decrease in residential fixed revenue	(5.4)
Decrease in residential mobile service revenue (d)	(23.7)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(15.8)
Decrease in B2B service revenue (f)	(37.6)
Total organic decrease	$(82.5)

(a)The increase is primarily attributable to higher average broadband internet RGUs, partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services.
(c)The decrease is primarily attributable to (i) a decrease in payphone revenue and (ii) lower interconnect volumes.
(d)The decrease is primarily attributable to (i) lower ARPU from mobile services, as COVID-19 lockdowns and travel restrictions negatively impacted customers’ ability to recharge handset devices, and (ii) lower average mobile subscribers, primarily resulting from the impacts of COVID-19 and competition.
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

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below.

	Year ended December 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$147.2	$140.9	$6.3	4
Broadband internet	204.7	175.0	29.7	17
Fixed-line telephony	25.5	23.4	2.1	9
Total subscription revenue	377.4	339.3	38.1	11
Non-subscription revenue	17.7	21.7	(4.0)	(18)
Total residential fixed revenue	395.1	361.0	34.1	9
Residential mobile revenue:
Service revenue	82.9	—	82.9	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	50.6	—	50.6	N.M.
Total residential mobile revenue	133.5	—	133.5	N.M.
Total residential revenue	528.6	361.0	167.6	46
B2B service revenue	89.8	51.1	38.7	76
Other revenue (b)	5.7	—	5.7	N.M.
Total	$624.1	$412.1	$212.0	51
N.M. — Not Meaningful.
(a)Revenue from inbound roaming was $11 million in 2020.
(b)Amount relates to funds received from the FCC related to Liberty Mobile following the closing of the AT&T Acquisition.

The details of the changes in Liberty Puerto Rico’s revenue during the year ended December 31, 2020, as compared to 2019, are set forth below (in millions).

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
(b)The increase is primarily attributable to the net effect of (i) higher ARPU from broadband internet and video services and (ii) a decrease resulting from credits issued to customers in connection with the earthquakes that impacted Puerto Rico in January 2020.
(c)The decrease is primarily due to reconnect and late fee revenues, as such fees were generally waived during the second and third quarters in response to impacts of COVID-19.
(d)The increase primarily relates to the transfer of certain B2B operations in Puerto Rico from our C&W Caribbean and Networks segment to our Liberty Puerto Rico segment.

VTR. VTR’s revenue by major category is set forth below.

	Year ended December 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$291.5	$346.4	$(54.9)	(16)
Broadband internet	331.3	366.7	(35.4)	(10)
Fixed-line telephony	73.5	98.2	(24.7)	(25)
Total subscription revenue	696.3	811.3	(115.0)	(14)
Non-subscription revenue	18.5	25.1	(6.6)	(26)
Total residential fixed revenue	714.8	836.4	(121.6)	(15)
Residential mobile revenue:
Service revenue	55.7	62.7	(7.0)	(11)
Interconnect, inbound roaming, equipment sales and other	8.2	12.0	(3.8)	(32)
Total residential mobile revenue	63.9	74.7	(10.8)	(14)
Total residential revenue	778.7	911.1	(132.4)	(15)
B2B service revenue	30.3	30.0	0.3	1
Total	$809.0	$941.1	$(132.1)	(14)

The details of the changes in VTR’s revenue during 2020, as compared to 2019, are set forth below (in millions).

Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(4.4)
ARPU (b)	(21.7)
Decrease in residential fixed non-subscription revenue (c)	(4.2)
Total decrease in residential fixed revenue	(30.3)
Increase in residential mobile service revenue (d)	0.3
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(2.8)
Increase in B2B service revenue (f)	4.2
Total organic decrease	(28.6)
Impact of FX	(103.5)
Total	$(132.1)
(a)The increase is primarily attributable to the net effect of (i) higher average broadband internet RGUs, partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates, and (ii) lower average fixed-line telephony RGUs at VTR.
(b)The decrease is primarily due to lower ARPU from (i) video, primarily attributable to declines associated with the cancellation of live soccer matches broadcast on our premium programming, and (ii) fixed-line telephony.
(c)The decrease is primarily attributable to lower activations and installations as a result of COVID-19.
(d)The increase is due to the net effect of (i) higher average numbers of mobile subscribers and (ii) lower ARPU from mobile services.
(e)The decrease is primarily attributable to declines in (i) interconnect revenue due to decreased rates, partially offset by higher traffic, and (ii) handset sales due to the temporary closure of physical stores, as a result of COVID-19-related lockdowns.
(f)The increase is largely attributable to higher broadband internet and fixed-line telephony services.

Costa Rica. Costa Rica’s revenue by major category is set forth below.

	Year ended December 31,		Increase (decrease)
	2020	2019	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$79.1	$75.7	$3.4	4
Broadband internet	51.4	45.3	6.1	13
Fixed-line telephony	3.7	2.5	1.2	48
Total subscription revenue	134.2	123.5	10.7	9
Non-subscription revenue	5.8	9.2	(3.4)	(37)
Total	$140.0	$132.7	$7.3	6

The details of the changes in Costa Rica’s revenue during 2020, as compared to 2019, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$9.9
ARPU (b)	0.6
Decrease in residential fixed non-subscription revenue (c)	(3.4)
Total organic increase	7.1
Impact of FX	0.2
Total	$7.3
(a)The increase is primarily attributable to higher average (i) broadband internet RGUs, partially attributable to an increase in telecommuting during COVID-19 due to work-from-home mandates, and (ii) video RGUs.
(b)The increase is due to higher ARPU from video services.
(c)The decrease is primarily attributable to lower equipment sales.

Programming and other direct costs of services
The following table sets forth the changes in programming and other direct costs of services on a consolidated basis.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)		Acquisition (disposition), net	Organic
	2020	2019		FX
	in millions

Programming and copyright	$389.3	$404.8	$(15.5)	$(21.5)	$(0.9)	$6.9
Interconnect	257.6	280.0	(22.4)	(12.2)	11.1	(21.3)
Equipment and other	199.1	193.0	6.1	(2.8)	47.6	(38.7)
Total programming and other direct costs of services	$846.0	$877.8	$(31.8)	$(36.5)	$57.8	$(53.1)

C&W Caribbean and Networks. The following table sets forth the changes in programming and other direct costs of services for our C&W Caribbean and Networks segment.

				Decrease from:
	Year ended December 31,		Decrease	FX	Acquisition (disposition), net	Organic
	2020	2019
	in millions

Programming and copyright	$88.8	$105.3	$(16.5)	$(1.3)	$(2.8)	$(12.4)
Interconnect	163.0	174.4	(11.4)	(6.8)	(2.6)	(2.0)
Equipment and other	59.1	75.0	(15.9)	(0.9)	(2.2)	(12.8)
Total programming and other direct costs of services	$310.9	$354.7	$(43.8)	$(9.0)	$(7.6)	$(27.2)
•Programming and copyright: The organic decrease is primarily due to the net effect of (i) lower sports content costs and (ii) the net negative impact resulting from the reassessment and release of various accruals in certain of our markets during 2020 and 2019.
•Interconnect and commissions: The organic decrease is primarily due to the net effect of (i) lower wholesale call volumes and (ii) the negative impact resulting from the reassessment of an accrual during 2019.

•Equipment and other: The organic decrease is primarily due to lower volume of mobile handset sales.

C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Year ended December 31,		Organic decrease
	2020	2019
	in millions

Programming and copyright	$13.9	$14.6	$(0.7)
Interconnect	41.1	52.0	(10.9)
Equipment and other	74.0	91.1	(17.1)
Total programming and other direct costs of services	$129.0	$157.7	$(28.7)
•Interconnect and commissions: The organic decrease is primarily due to lower wholesale call volumes.
•Equipment and other: The organic decrease is primarily due to (i) lower volume of mobile handset sales and (ii) a decrease driven by certain non-recurring projects that have been put on hold due to the economic uncertainty of the impact of COVID-19.

Liberty Puerto Rico. The following table sets forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

				Increase from:
	Year ended December 31,
	2020	2019	Increase	Acquisition	Organic
	in millions

Programming and copyright	$91.9	$85.0	$6.9	$1.9	$5.0
Interconnect	21.9	7.5	14.4	13.7	0.7
Equipment and other	50.5	0.3	50.2	49.8	0.4
Total programming and other direct costs of services	$164.3	$92.8	$71.5	$65.4	$6.1
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

VTR. The following table sets forth the changes in programming and other direct costs of services for our VTR segment.

	Year ended December 31,		Decrease	Increase (decrease) from:
	2020	2019		FX	Organic
	in millions

Programming and copyright	$163.2	$170.9	$(7.7)	$(20.3)	$12.6
Interconnect	39.2	52.3	(13.1)	(5.4)	(7.7)
Equipment and other	16.5	24.8	(8.3)	(1.9)	(6.4)
Total programming and other direct costs of services	$218.9	$248.0	$(29.1)	$(27.6)	$(1.5)

•Programming and copyright: The organic increase is primarily due to the net effect of (i) an increase of $15 million in the foreign currency impact of programming contracts denominated in U.S. dollars, and (ii) a net decrease in certain premium and basic content costs, primarily due to (a) a decline associated with the renegotiation of a programming contract that governs content rates for live soccer matches that were cancelled, (b) an increase in rates in other premium and basic content cost and (c) lower subscribers of other premium and basic content.
•Interconnect and commissions: The organic decrease is primarily due to lower rates that were partially offset by higher volumes.
•Equipment and other: The organic decrease is primarily due to the net effect of (i) lower volumes of equipment sales as a result of changes in market dynamics and customer usage due to COVID-19-related restrictions and (ii) an increase of $3 million in the foreign currency impact on costs of handsets sales.

Costa Rica. The following table sets forth the changes in programming and other direct costs of services for our Costa Rica segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2020	2019		FX	Organic
	in millions

Programming and copyright	$31.5	$29.0	$2.5	$0.1	$2.4
Interconnect	5.8	5.1	0.7	—	0.7
Equipment and other	1.7	3.3	(1.6)	—	(1.6)
Total programming and other direct costs of services	$39.0	$37.4	$1.6	$0.1	$1.5
•Programming and copyright: The organic increase is primarily due to higher sports content costs and higher subscribers of other premium and basic content.
•Equipment and other: The organic decrease is primarily due to lower equipment sales.

Other operating costs and expenses
The following table sets forth the changes in other operating costs and expenses on a consolidated basis.

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

C&W Caribbean and Networks. The following table sets forth the changes in other operating costs and expenses for our C&W Caribbean and Networks segment.

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
•Personnel and contract labor: The organic decrease is primarily due to the net effect of (i) lower salaries and other personnel costs, primarily associated with the benefit of certain ongoing restructuring activities, (ii) estimated bonus-related expenses that have been recognized as share-based compensation expense, as certain 2020 bonuses were paid in the form of equity, as further discussed below under Share-based compensation expense, and (iii) lower capitalized labor costs due to the curtailment of certain projects as a result of the impact of COVID-19.
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
◦an increase due to the negative impact of a decline in 2019 associated with withholding taxes on third-party supplier services, primarily related to the expiration of statute of limitations;
◦lower insurance costs due in part to our Weather Derivative, as further described below and in notes 3 and 5 to our consolidated financial statements; and
◦bad debt expense, which remained relatively unchanged, as (i) higher bad debt provisions due to the impacts of COVID-19, which during 2020 generally resulted in (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, were offset by (ii) the beneficial impacts of (a) a provision in 2019 related to certain B2B customers and (b) a provision in 2019 related to the impact of Hurricane Dorian.

C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Year ended December 31,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$70.9	$70.2	$0.7
Network-related	39.7	43.0	(3.3)
Service-related	13.3	15.8	(2.5)
Commercial	20.5	22.0	(1.5)
Facility, provision, franchise and other	49.6	46.4	3.2
Share-based compensation expense	2.7	0.9	1.8
Total other operating costs and expenses	$196.7	$198.3	$(1.6)
•Personnel and contract labor: The organic increase is net of the impact of estimated bonus-related expense that has been recognized as share-based compensation expense, as certain 2020 bonuses were paid in the form of equity, as further discussed below under Share-based compensation expense.
•Facility, provision, franchise and other costs: The organic increase is primarily due to the net effect of (i) higher bad debt provisions during 2020, as the impacts of COVID-19 have generally resulted in (a) delays in collections, (b) higher expected credit losses associated with certain B2B customers and (c) changes in our general expectations related to our customers’ ability to pay, and (ii) the beneficial impact of an increase to the bad debt provision during 2019, primarily related to certain government customers.

Liberty Puerto Rico. The following table sets forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Year ended December 31,			Increase (decrease) from:
	2020	2019	Increase	Acquisition	Organic
	in millions

Personnel and contract labor	$62.1	$39.5	$22.6	$13.5	$9.1
Network-related	6.7	4.5	2.2	2.5	(0.3)
Service-related	24.9	10.6	14.3	7.9	6.4
Commercial	19.0	10.9	8.1	5.7	2.4
Facility, provision, franchise and other	70.2	50.6	19.6	23.2	(3.6)
Share-based compensation expense	5.1	2.2	2.9	—	2.9
Total other operating costs and expenses	$188.0	$118.3	$69.7	$52.8	$16.9
•Personnel and contract labor: The organic increase is primarily due to the net effect of (i) annual salary increases, (ii) higher sales commissions and (iii) estimated bonus-related expense that has been recognized as share-based compensation expense, as certain 2020 bonuses were paid in the form of equity, as further discussed below under Share-based compensation expense.
•Service-related: The organic increase is primarily due to integration costs of $6 million associated with the AT&T Acquisition.
•Facility, provision, franchise and other: The organic decrease is primarily due to lower bad debt expense driven by improved collections.

VTR. The following table sets forth the changes in other operating costs and expenses for our VTR segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2020	2019		FX	Organic
	in millions

Personnel and contract labor	$61.1	$75.7	$(14.6)	$(8.0)	$(6.6)
Network-related	67.2	63.2	4.0	(8.2)	12.2
Service-related	36.4	38.3	(1.9)	(4.4)	2.5
Commercial	76.2	79.0	(2.8)	(10.0)	7.2
Facility, provision, franchise and other	42.2	55.2	(13.0)	(5.6)	(7.4)
Share-based compensation expense	8.2	4.8	3.4	(0.9)	4.3
Total other operating costs and expenses	$291.3	$316.2	$(24.9)	$(37.1)	$12.2
•Personnel and contract labor: The organic decrease is primarily due to (i) a decrease in salary-related costs, which includes estimated bonus-related expense that has been recognized as share-based compensation expense, as certain 2020 bonuses were paid in the form of equity, as further discussed below under Share-based compensation expense, and (ii) higher capitalized labor costs associated with certain development-related projects.
•Network-related: The organic increase is primarily due to (i) higher volumes of network access-related contracted labor and (ii) higher costs related to CPE refurbishment activity.
•Service-related: The organic increase is primarily due to (i) higher professional consultancy services and (ii) increased information technology costs associated with software maintenance and support.
•Commercial: The organic increase is primarily due to the net effect of (i) an increase in call center volumes as a result of the impact from COVID-19, (ii) a decrease in marketing and advertising expenses and (iii) higher sales commissions to third-party dealers.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower (i) travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19, (ii) bad debt and collection expenses, (iii) facilities-related expenses and (iv) bank-related fees.

Costa Rica. The following table sets forth the changes in other operating costs and expenses for our Costa Rica segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2020	2019		FX	Organic
	in millions

Personnel and contract labor	$15.0	$15.8	$(0.8)	$0.1	$(0.9)
Network-related	8.6	7.9	0.7	—	0.7
Service-related	2.0	1.6	0.4	—	0.4
Commercial	7.0	3.3	3.7	—	3.7
Facility, provision, franchise and other	13.5	14.8	(1.3)	—	(1.3)
Share-based compensation expense	0.7	0.1	0.6	—	0.6
Total other operating costs and expenses	$46.8	$43.5	$3.3	$0.1	$3.2
•Commercial: The organic increase is primarily due to (i) higher sales commissions to third-party dealers and (ii) an increase in call center volumes as a result of the impact from COVID-19.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower bank-related fees.

Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Year ended December 31,		Organic increase (decrease)
	2020	2019
	in millions

Personnel and contract labor	$20.3	$28.6	$(8.3)
Network-related	1.1	—	1.1
Service-related	14.5	13.0	1.5
Facility, provision, franchise and other	11.7	13.5	(1.8)
Share-based compensation expense	52.4	33.0	19.4
Total other operating costs and expenses	$100.0	$88.1	$11.9
•Personnel and contract labor: The organic decrease is primarily attributable to estimated bonus-related expense that has been recognized as share-based compensation expense, as certain 2020 bonuses were paid in the form of equity, as further discussed below under Share-based compensation expense.
•Facility, provision, franchise and other: The organic decrease is primarily attributable to the net effect of (i) lower travel and entertainment costs due to curtailment of such costs as a result of the impact of COVID-19 and (ii) higher expenses associated with a mobile handset insurance program that began during the fourth quarter of 2020 following the closing of the AT&T Acquisition.

Results of operations (below Adjusted OIBDA)—2020 compared to 2019
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $40 million during 2020, as compared to 2019. This increase is primarily due to an increase of (i) $19 million related to estimated bonus-related expenses that was paid in the form of equity and (ii) $7 million related to the extension of the expiration period for certain Liberty Global awards held by our employees.
Depreciation and amortization
Our depreciation and amortization expense increased $29 million or 3% during 2020, as compared to 2019. The increase is primarily due to the net effect of (i) an increase in property and equipment additions, primarily associated with the installation of CPE, baseline additions, support-related equipment expenditures and the expansion and upgrade of our networks and other capital initiatives, and (ii) a decrease associated with certain assets becoming fully depreciated.
Impairment, restructuring and other operating items, net

	Year ended December 31,
	2020	2019
	in millions

Impairment charges (a)	$277.7	$204.8
Restructuring charges (b)	27.5	45.7
Other operating items, net (c)	70.1	17.7
Total	$375.3	$268.2
(a)The 2020 amount primarily includes goodwill impairment charges of $174 million at C&W Panama and $99 million at various reporting units within the C&W Caribbean and Networks segment mostly related to the economic impacts associated with COVID-19. The 2019 amount primarily includes (i) $185 million related to an impairment of goodwill at C&W Panama and (ii) $17 million related to charges at C&W Caribbean and Networks primarily to reduce the carrying value of property and equipment as a result of the impact of Hurricane Dorian.

(b)Amounts include employee severance and termination costs related to certain reorganization activities and contract termination and other related charges, primarily at VTR and C&W Caribbean and Networks.
(c)The 2020 amounts primarily include direct acquisition costs related to the AT&T Acquisition. The 2019 amounts primarily include direct acquisition costs and disposition costs relate to the AT&T Acquisition and, to a lesser extent, the UTS Acquisition.
Interest expense
Our interest expense increased $34 million during 2020, as compared to 2019. The increase is primarily due to (i) the net effect of (a) higher average outstanding debt balances and (b) lower weighted-average interest rates and (ii) higher amortization of (a) discounts and premiums, net, and (b) deferred financing costs.
Realized and unrealized gains or losses on derivative instruments, net
The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Year ended December 31,
	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$(328.6)	$(21.0)
Foreign currency forward contracts	(7.8)	9.4
Weather Derivatives (c)	(16.3)	(5.6)
Total	$(352.7)	$(17.2)
(a)The loss during 2020 includes a realized gain of $71 million associated with the settlement of certain cross-currency swaps at VTR in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR debt. For additional information regarding the refinancing, see note 10 to our consolidated financial statements.
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
(c)Amounts represent the amortization of the premiums associated with our Weather Derivatives.
Foreign currency transaction gains or losses, net
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

Gains or losses on debt modification and extinguishment, net
We recognized losses on debt modification and extinguishment, net, of $45 million and $20 million during 2020 and 2019, respectively. The losses during 2020 are associated with (i) the payment of call premiums and the write-off of unamortized deferred financing costs related to the repayment of certain senior notes then outstanding at VTR and (ii) the write-off of unamortized discounts and deferred financing costs associated with the repayment of the C&W Term Loan B-4 Facility. The loss during 2019 primarily includes the payment of redemption premiums.
Other income or expense, net
We recognized other income of $5 million and $14 million during 2020 and 2019, respectively. The amount during 2020 primarily relates to the net effect of (i) interest income, including interest we generated on restricted cash held in escrow in advance of the closing of the AT&T Acquisition, and (ii) other individually insignificant expenses. The amount during 2019 primarily relates to interest income.
Income tax benefit or expense
We recognized income tax benefit of $28 million and $100 million during 2020 and 2019, respectively.
The income tax benefit attributable to our loss before income taxes during 2020 differs from the amounts computed using the statutory tax rate (based on the Bermuda statutory tax rate of 0%), primarily due to the beneficial effects of (i) international rate differences, (ii) changes in enacted tax laws (but which are nearly entirely offset by valuation allowance), and (iii) net favorable changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of (i) increases in valuation allowances, (ii) permanent items, such as non-deductible goodwill impairment and other non-deductible expenses, and (iii) the inclusion of withholding taxes on cross-border payments.
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
Net earnings or loss
The following table sets forth selected summary financial information of our net loss for the periods indicated:

	Year ended December 31,
	2020	2019
	in millions

Operating income	$93.2	$325.8
Net non-operating expenses	$(924.9)	$(634.4)
Income tax benefit	$27.8	$100.2
Net loss	$(803.9)	$(208.4)
Net earnings or loss attributable to noncontrolling interests
We reported net losses attributable to noncontrolling interests of $122 million and $102 million during 2020 and 2019, respectively.
Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2021, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2021. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$72.5
Unrestricted subsidiaries (b)	107.3
Total Liberty Latin America and unrestricted subsidiaries	179.8
Borrowing groups (c):
C&W	562.9
Liberty Puerto Rico	157.7
VTR (d)	32.1
Costa Rica	24.2
Total borrowing groups	776.9
Total cash and cash equivalents	$956.7
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
(d)Represents current excess cash of VTR retained by Liberty Latin America. Cash of $110 million associated with the Chile JV Entities has been reflected in assets held for sale on our December 31, 2021 consolidated balance sheet.
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
In March 2020, our Directors approved the Share Repurchase Program. During 2021, the aggregate value of our share repurchases was $65 million. For additional information regarding our Share Repurchase Program, see note 19 to our consolidated financial statements and above Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2021, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2021, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2021, the outstanding principal amount of our debt, together with our finance lease obligations, excluding VTR, aggregated $7,686 million, including $106 million that is classified as current in our consolidated balance sheet and $6,433 million that is not due until 2027 or thereafter. At December 31, 2021, $7,281 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at December 31, 2021 is $100 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 10 to our consolidated financial statements.

The weighted average interest rate in effect at December 31, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 4.8%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at December 31, 2021 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.73%.
Liberty Puerto Rico	0.40%
Costa Rica	0.40%
Liberty Latin America borrowing groups	0.56%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.6% at December 31, 2021.
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
Consolidated Statements of Cash Flows—2021 compared to 2020
Summary. Our 2021 and 2020 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$1,016.2	$640.1	$376.1
Net cash used by investing activities	(1,268.6)	(2,450.8)	1,182.2
Net cash provided by financing activities	426.6	271.1	155.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.5)	(4.9)	(7.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$161.7	$(1,544.5)	$1,706.2
Operating Activities. The increase in cash provided by operating activities is primarily due to the net impact of (i) an increase in Adjusted OIBDA, particularly in our Liberty Puerto Rico segment, and related working capital changes, (ii) an increase resulting from $73 million of cash used during 2020 for the purchase of prepaid roaming services in conjunction with the AT&T Acquisition, (iii) a decrease related to derivative payments and (iv) an increase related to a decline in cash paid for taxes. For additional information regarding cash used for derivative activities, see note 5 to the consolidated financial statements. For additional information relating to the purchase of prepaid roaming services, see note 4 to our consolidated financial statements. For additional information regarding our non-GAAP measure of consolidated Adjusted OIBDA, including a reconciliation to the nearest U.S. GAAP measure, see Results of Operations—Year ended December 31, 2021 as Compared with Year Ended December 31, 2020—Adjusted OIBDA above.
Investing Activities. Our cash used during 2021 primarily includes (i) $736 million related to capital expenditures and (ii) $521 million, primarily related to the Telefónica Costa Rica Acquisition. Our cash used during 2020 primarily includes (i) $1,886 million, mostly related the AT&T Acquisition, (ii) and $566 million related to capital expenditures.
The capital expenditures that we report in our consolidated statements of cash flows, which includes cash paid for property and equipment and intangible assets that were not acquired in connection with an acquisition, does not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2021	2020
	in millions

Property and equipment additions	$855.9	$631.1
Assets acquired under capital-related vendor financing arrangements	(100.5)	(99.1)
Acquisition of intangible assets	—	7.8
Changes in current liabilities related to capital expenditures	(19.1)	26.0
Capital expenditures	$736.3	$565.8
The increase in our property and equipment additions during the year ended December 31, 2021, as compared to 2020, is primarily due to increases related to each asset category, in particular assets related to new build and upgrades and capacity additions. During the year ended December 31, 2021 and 2020, our property and equipment additions represented 17.8% and 16.8% of revenue, respectively.
We expect the percentage of revenue represented by our aggregate 2022 property and equipment additions to be approximately 18%. The actual amount of the 2022 consolidated property and equipment additions may vary from expected amounts for a variety of reasons, including (i) potential impacts from COVID-19, (ii) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results and (d) foreign currency exchange rates and, (iii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. During the year ended December 31, 2021, we generated $427 million of cash from financing activities, primarily due to the net effect of (i) $617 million of net borrowings of debt, (ii) $75 million related to payments of financing costs and debt redemption premiums, (iii) $63 million associated with the repurchase of Liberty Latin America common shares, (iv) $48 million in payments related to distributions to noncontrolling interest owners, primarily in C&W Bahamas and C&W Panama, (v) $47 million related to the contribution from a noncontrolling interest owner, as further described in note 19 of the consolidated financial statements, and (vi) $43 million related to derivative payments. During 2020, we generated $271 million of cash from financing activities, primarily due to (i) $347 million related to the Rights Offering and (ii) $183 million of net cash related to derivative instruments. These items were slightly offset by (i) $120 million of net repayments of debt and (ii) $99 million related to payments of financing costs and debt premiums. The net cash received related to derivative instruments is primarily due to the unwinding of cross-currency swaps held at our VTR borrowing group, as further described in note 5 to the consolidated financial statements.

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
Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) $73 million of cash used for the purchase of prepaid roaming services in conjunction with the AT&T Acquisition, (ii) a decrease of $61 million related to derivative activities, (iii) a decrease from our consolidated Adjusted OIBDA (a non-GAAP measure), (iv) lower tax payments of $49 million, and (v) the negative impact for the comparative period resulting from $33 million of cash received during 2019 associated with the final insurance settlement for hurricanes Irma, Maria, and Matthew that was reflected as an operating cash inflow. Additionally, the working capital changes in our consolidated statement of cash flows for 2020 and 2019 include the negative impacts of a $33 million and $185 million release of an uncertain tax position liability, respectively, that have been reflected as a tax benefit in our consolidated statements of operations, as further described in note 15 to our consolidated financial statements. For additional information regarding our non-GAAP measure of consolidated Adjusted OIBDA, including a reconciliation to the nearest U.S. GAAP measure, see Results of Operations—Year ended December 31, 2020 as Compared with Year Ended December 31, 2019—Adjusted OIBDA above.
Investing Activities. Our cash used during 2020 primarily includes (i) $1,886 million mostly related the AT&T Acquisition, (ii) and $566 million related to capital expenditures. Our cash used during 2019 primarily includes (i) $589 million of cash used related to capital expenditures, (ii) $161 million of cash used for the UTS Acquisition in March 2019, (iii) $78 million of net cash received in connection with the Seychelles Disposition, and (iv) $34 million of cash we received during the first quarter of 2019 related to the recovery on damaged or destroyed property and equipment resulting from hurricanes Maria, Irma and Matthew. For additional information regarding the settlement of our insurance claims associated with these hurricanes, see note 7 to our consolidated financial statements. See below for additional information relating to cash used for capital expenditures.
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
Financing Activities. During 2020, we generated $271 million of cash from financing activities, primarily due to (i) $347 million related to the Rights Offering and (ii) $183 million of net cash related to derivative instruments. These items were slightly offset by (i) $120 million of net repayment of debt and (ii) $99 million related to payments of financing costs and debt premiums. During 2019, we received $1,540 million in net cash from financing activities, primarily due to $1,691 million of net borrowings of debt, which was slightly offset by $55 million related to payments of financing costs and debt premiums, $46 million of cash used related to the purchase of Capped Calls, and $38 million for the distribution to noncontrolling interest owners, primarily related to Panama operations. The net borrowings of debt primarily relates to the $1.2 billion principal amount of 2027 LPR Senior Secured Notes issued related to the then pending AT&T Acquisition and the issuance of the Convertible Notes, each as further described in note 10 to our consolidated financial statements.
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
Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our debt and certain other contractual obligations and commitments as of December 31, 2021. Due to the held-for-sale presentation of the Chile JV Entities at December 31, 2021, the contractual commitments of these entities have been shown separately in the table below. For information regarding the held-for-sale presentation of the Chile JV Entities, see note 9 to our consolidated financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		in millions

Debt (excluding interest)	$7,678.3	$105.4	$997.2	$146.8	$6,428.9
Finance leases (excluding interest)	7.6	0.8	1.6	1.4	3.8
Operating leases	568.1	96.4	160.8	126.3	184.6
Programming minimum commitments (a)	31.0	24.9	6.0	0.1	—
Other (b)	49.4	49.1	0.3	—	—
Total (c)	$8,334.4	$276.6	$1,165.9	$274.6	$6,617.3

Projected cash interest payments on debt and finance lease obligations (d)	$2,187.6	$374.0	$714.5	$628.9	$470.2

Chile JV Entities:
Debt (excluding interest)	$1,522.2	$82.2	$—	$—	$1,440.0
Other contractual commitments (a)	274.2	144.3	126.2	3.7	—
Total	$1,796.4	$226.5	$126.2	$3.7	$1,440.0

Projected cash interest payments on debt obligations (d)	$552.9	$80.5	$161.1	$159.4	$151.9
(a)Amounts primarily represent guaranteed minimum programming fees under multi-year contracts typically based on a rate per customer or stated annual fee.
(b)Amounts primarily represent guaranteed minimum commitments associated with our customer premise equipment and mobile handset device contractual obligations.
(c)The commitments included in this table do not reflect any liabilities that are included in our December 31, 2021 consolidated balance sheet other than (i) debt and (ii) finance and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($25 million at December 31, 2021) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 15 to our consolidated financial statements.
(d)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our debt and finance lease obligations, operating leases and commitments, see notes 10 and 11, respectively, to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2021, 2020 and 2019, see note 5 to our consolidated financial statements. For information regarding our defined benefit plans, see note 16 to our consolidated financial statements.
Critical Accounting Policies, Judgments and Estimates
In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:
•Impairment of property and equipment and intangible assets (including goodwill); and
•Fair value measurements in acquisition accounting.
For additional information concerning our significant accounting policies, see note 3 to our consolidated financial statements.
Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 68% of our total assets at December 31, 2021.
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
During 2021, we recorded goodwill impairments of $605 million related to C&W Caribbean and Networks. During 2020, we recorded goodwill impairments of $174 million and $99 million, respectively, related to C&W Panama and C&W Caribbean and Networks, respectively. During 2019, we recorded goodwill impairments of $185 million related to C&W Panama. A hypothetical increase/(decrease) of 0.1% in the discount rate used in the goodwill impairment assessment that resulted in our 2021 goodwill impairment charges would have resulted in an increase/(decrease) of approximately $13 million in aggregate to the goodwill impairment. For additional information regarding impairments recorded during 2021, 2020 and 2019, see notes 6 and 8 to our consolidated financial statements.
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
With respect to the valuation of spectrum license as part of the AT&T Acquisition, we estimate fair value using the Greenfield methodology, which is an income approach, to estimate the price at which an orderly transaction to sell the asset would take place between market participants at the measurement date under current market conditions. The Greenfield methodology values the spectrum licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the asset to be valued (in this case, spectrum licenses) and makes investments required to build an operation comparable to current use. The value of the spectrum licenses can be considered as equal to the present value of the cash flows of this hypothetical start-up company. We base the assumptions underlying the Greenfield methodology on a combination of market participant data and our historical results, trends and business plans. Future cash flows in the Greenfield methodology are based on estimates and assumptions of market participant revenues and costs, network construction build-out period and costs and a long-term growth rate for a market participant. The cash flows are discounted using a weighted average cost of capital. The valuation approach utilized to estimate fair value of spectrum licenses require the use of assumptions and estimates, which involve a degree of uncertainty.
For additional information, including the specific weighted average discount rates we used to complete certain nonrecurring valuations, see note 6 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 4 and 8, respectively, to our consolidated financial statements.

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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services and other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2021. For additional information concerning our foreign currency forward contracts, see note 5 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during 2021 was to the Chilean peso as 16% of our reported revenue during the period was derived from VTR, whose functional currency is the Chilean peso. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.

The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2021	2020
Spot rates:
CLP	852.00	711.78
JMD	153.96	142.41
CRC	642.21	613.19

	Year ended December 31,
	2021	2020	2019
Average rates:
CLP	759.90	791.70	703.92
JMD	150.60	142.08	133.48
CRC	622.03	585.79	587.78
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
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the LIBOR-indexed debt of C&W, Liberty Puerto Rico and Costa Rica. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the administrator of U.S. dollar LIBOR announced a delay in the phase out of a majority of the U.S. dollar LIBOR publications until June 30, 2023, with the remainder of LIBOR publications still being phased out at the end of 2021. Currently, it is not possible to predict the exact transitional arrangements, or associated timelines, for calculating applicable reference rates that may be made in the U.S., or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our loan documents contain customary provisions that contemplate alternative calculations of the applicable base rate once LIBOR is no longer available. Currently, we do not expect that these alternative calculations will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan agreements in the event that the LIBOR rate is not available.
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
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At December 31, 2021, we paid a fixed or capped rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments generally match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2021, the outstanding principal amount of our variable-rate indebtedness aggregated $3,240 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.4%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $16 million. As discussed above and in note 5 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
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
At December 31, 2021, our exposure to counterparty credit risk included (i) cash and cash equivalent balances of $957 million and (ii) aggregate undrawn credit facilities of $959 million.
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
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $165 million ($160 million).

Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2021, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $48 million ($38 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our consolidated financial statements.

	Payments (receipts) due during:						Total
	2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net (a):
Interest-related (b)	$29.9	$58.5	$44.5	$44.1	$43.7	$180.1	$400.8
Principal-related (c)	—	—	—	—	(8.5)	—	(8.5)
Other (d)	(2.5)	—	—	—	—	—	(2.5)
Total	$27.4	$58.5	$44.5	$44.1	$35.2	$180.1	$389.8
(a)Amounts do not include projected cash flows related to derivatives of the Chile JV Entities, which comprise (i) total interest-related payments of $91 million, (ii) total principal-related receipts of $96 million and (iii) total foreign currency-related receipts of $23 million. For information regarding the pending formation of the Chile JV, see note 9 to our consolidated financial statements.
(b)Includes the interest-related cash flows of our cross-currency and interest rate derivative contracts.
(c)Includes the principal-related cash flows of our cross-currency derivative contract.
(d)Includes amounts related to our foreign currency forward contracts.

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
Our management, with the participation of the Executives, evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2021 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
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
Our management, with the participation of the Executives and Board of Directors, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of the Telefónica Costa Rica Acquisition and the Broadband VI, LLC Acquisition, which were acquired in 2021. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2021 that is attributable to the Telefónica Costa Rica Acquisition and the Broadband VI, LLC Acquisition was $807 million and $112 million, respectively.

In our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, management identified the following material weaknesses in internal control over financial reporting, which continue to exist as of December 31, 2021:
•The Company did not have a sufficient number of resources with the appropriate skills and knowledge to adequately support the organization in the operation of internal controls over financial reporting.
•The Company did not have an effective information and communication process to identify, capture, and process relevant information necessary for financial accounting and reporting.
•The Company did not i) have an effective IT risk assessment process that successfully identified and assessed risks associated with IT systems relevant to our financial reporting to ensure controls were designed and implemented to respond to those risks, ii) establish effective general information technology controls (GITCs), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, iii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.
As a consequence, the Company did not effectively design, implement, and operate process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), long-lived assets, inventory, and other financial reporting processes.
These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2021. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2021.
Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report is included herein on page II-57.
Management’s Remediation Plan
We, with the oversight from the Audit Committee of the Board of Directors, continue to implement the remediation plans for the aforementioned material weaknesses in internal control over financial reporting as follows:
•Hire additional individuals with appropriate skills and experience.
•Enhance information and communication processes, including through information technology solutions of which include, but are not limited to, implementing new enterprise resource planning software, to ensure that information needed for financial reporting is accurate, complete, relevant, reliable, and communicated in a timely manner.
•Complete our IT risk assessment process and design and implement GITCs, including program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over financial reporting, and ensure they are operating effectively to support process-level automated and manual control activities that are dependent upon information derived from IT systems.
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

Remediation of Material Weaknesses
Based on the remediation actions we completed and our testing of the control improvements implemented as of December 31, 2021, we believe the following material weaknesses disclosed as of December 31, 2020 no longer exist:
•The company did not provide sufficient training related to internal control over financial reporting and the design and implementation of information technology solutions.
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
Throughout fiscal year 2021, we implemented the following measures which resulted in the remediation of these material weaknesses during the year ended December 31, 2021:
•Enhanced our training programs related to internal controls over financial reporting and the design and implementation of information technology solutions and held trainings to reinforce control concepts and responsibilities for control performers.
•Hired third-party resources to assist in training and coaching existing personnel regarding control design and execution, designing and implementing new controls, and monitoring the execution of internal controls over financial reporting.
•Enhanced our risk assessment process to include continuous activities to identify and assess risks of material misstatement to ensure that internal controls over financial reporting were designed and implemented or will be implemented to mitigate those risks.
•Designed and implemented a process to ensure that changes in financial reporting and related internal controls are identified and communicated throughout the Company and to affected third parties.
•Designed and implemented monitoring processes to ensure the consistent operation of internal control over financial reporting and to remediate known control deficiencies.
•Created and published policies and procedures through which general information technology controls can be deployed across the organization.
We are committed to making further progress in our remediation efforts during 2022; however, if our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed above.
Changes in Internal Control over Financial Reporting
Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During our fourth quarter, changes in our internal control over financial reporting include that we:
•designed and implemented a process to ensure that changes in financial reporting and related internal controls are identified and communicated throughout the Company and to affected third parties,
•designed and implemented monitoring processes to ensure the consistent operation of internal control over financial reporting and to remediate known control deficiencies,
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,

•hired additional accounting, finance, and technology and information resources to design, implement, and perform internal controls over financial reporting,
•hired third-party resources to assist in training and coaching existing personnel regarding control design and execution, designing and implementing new controls, and monitoring the execution of internal controls over financial reporting,
•hired additional technology and information compliance staff to design, implement, and monitor the execution of general IT controls, including the system development lifecycle process,
•enhanced our risk assessment process to include activities to identify and assess risks of material misstatement to ensure that internal controls over financial reporting were designed to mitigate those risks and certain controls were designed or enhanced and implemented to mitigate the assessed risks,
•created and published policies and procedures through which general information technology controls can be deployed across the organization; and,
•created templates and control guidance to facilitate compliance with control activities and held trainings to reinforce control concepts and responsibilities for control performers.
Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below have been identified and included in management’s assessment:
•The Company did not have a sufficient number of resources with the appropriate skills and knowledge to adequately support the organization in the operation of internal controls over financial reporting.
•The Company did not have an effective information and communication process to identify, capture and process relevant information necessary for financial accounting and reporting.
•The Company did not i) have an effective IT risk assessment process that successfully identified and assessed risks associated with IT systems relevant to financial reporting to ensure controls were designed and implemented to respond to those risks, ii) establish effective general information technology controls (GITCs), specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting, iii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.
•As a consequence, the Company did not effectively design, implement and operate process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), long-lived assets, inventory, and other financial reporting processes.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired Telefónica de Costa Rica TC, S.A. and Broadband VI, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Telefónica de Costa Rica TC, S.A. and Broadband VI, LLC’s internal control over financial reporting associated with total assets of $807 million and total revenues of $112 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Telefónica de Costa Rica TC, S.A. and Broadband VI, LLC.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment of goodwill for certain reporting units
As discussed in Note 6 and 8 to the consolidated financial statements, the Company tests for impairment of goodwill at least annually and whenever facts and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The fair value of each reporting unit was measured using an income approach, utilizing a discounted cash flow. As of December 31, 2021, the goodwill balance was $3,948 million and the Company recorded impairments totaling $605 million.
We identified the assessment of impairment of goodwill for certain reporting units as a critical audit matter. There was a high degree of subjective auditor judgment required in assessing the Company’s key assumptions in measuring the fair value. Depending on the reporting unit, the key assumptions were projected revenues, projected direct costs, projected operating expenses, projected capital expenditures, discount rates and terminal growth rates. For these reporting units, certain valuations were sensitive to minor changes in these inputs which could have a significant impact on the estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of impairment of goodwill. These include controls over the:
•development of assumptions over projected revenues, projected direct costs, projected operating expenses, projected capital expenditures, and
•selection of the discount rates and terminal growth rates assumptions used to develop the estimate.
We performed procedures to test the projected revenues, projected direct costs, projected operating expenses, and projected capital expenditures by comparing them with the historical results of the respective reporting unit and assessing the impacts of internal and/or external economic factors. We involved valuation professionals with specialized skills and knowledge, who assisted in: evaluating the discount rates used in the valuations by comparing them against independently developed discount rates using publicly available market data; evaluating the terminal growth rates used in the valuations by comparing them to publicly available market data, and comparing the implied market multiples from the Company’s fair value estimates using the income approach to the observed range of market multiples derived from comparable companies.
Valuation of spectrum intangible assets of the AT&T Acquired Entities
As discussed in Notes 4 and 6 to the consolidated financial statements, the Company acquired the wireless and wireline operations of AT&T, Inc. located in Puerto Rico and the U.S. Virgin Islands on October 31, 2020, for consideration of $1,932 million. The Company finalized its measurement of the assets acquired and liabilities assumed at fair value, which resulted in the recognition of $1,043 million of spectrum intangible assets. The Company determined the fair value of spectrum intangible assets based primarily on the Greenfield method.
We identified the valuation of the spectrum intangible assets of the AT&T Acquired Entities as a critical audit matter. Evaluation of the key assumptions, specifically, market share, projected capital expenditures and discount rate, involved a high degree of auditor judgment due to sensitivity of the valuation of these intangible assets to changes in the key assumptions. The key assumptions were also challenging to test as they represented subjective determinations of future market and economic conditions. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the acquired spectrum intangible assets, including controls over the application of the Greenfield method, and over the key assumptions, as well as the Company’s analysis of market transactions. We performed procedures to test the market share and projected capital expenditures by comparing them with historical and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the appropriateness of the application of the Greenfield method
•evaluating the discount rate used to determine the fair value of the acquired spectrum intangible assets by comparing the Company’s inputs to the discount rate to publicly available data and assessing the resulting discount rate to the overall transaction, and
•evaluating the overall fair value of the acquired spectrum intangible assets by performing an independent valuation utilizing market transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
February 23, 2022

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$956.7	$894.2
Trade receivables, net of allowances of $80.3 million and $100.0 million, respectively	536.4	558.6
Prepaid expenses	67.7	63.8
Current notes receivable, net of allowances of $18.9 million and $8.3 million, respectively	116.4	77.5
Other current assets, net	389.0	353.5
Total current assets	2,066.2	1,947.6

Goodwill	3,948.0	4,885.5
Property and equipment, net	4,168.4	4,751.4
Intangible assets subject to amortization, net	788.6	858.9
Intangible assets not subject to amortization	1,592.4	1,465.6
Assets held for sale	1,568.7	10.6
Other assets, net	1,253.7	1,156.7
Total assets	$15,386.0	$15,076.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2021	2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398.0	$425.3
Current portion of deferred revenue	148.0	194.6
Current portion of debt and finance lease obligations	106.3	161.9
Accrued interest	113.0	132.3
Accrued payroll and employee benefits	100.5	107.5
Derivative instruments	39.1	90.2
Current operating lease liabilities	82.0	63.2
Other accrued and current liabilities	527.6	524.0
Total current liabilities	1,514.5	1,699.0
Long-term debt and finance lease obligations	7,459.6	8,195.3
Deferred tax liabilities	696.3	575.4
Deferred revenue	152.6	185.6
Liabilities associated with assets held for sale	1,854.1	0.1
Other long-term liabilities	795.5	1,080.5
Total liabilities	12,472.6	11,735.9

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 50,127,969 and 45,482,853 shares issued and outstanding, respectively, at December 31, 2021; 49,303,401 and 49,009,585 shares issued and outstanding, respectively, at December 31, 2020	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,930,907 shares issued and outstanding at December 31, 2021 and 1,932,386 shares issued and outstanding at December 31, 2020	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 183,643,584 and 182,270,626 shares issued and outstanding, respectively, at December 31, 2021; 181,786,924 and 181,113,766 shares issued and outstanding, respectively, at December 31, 2020	1.8	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 6,018,074 and 966,974 shares, respectively	(74.0)	(9.5)
Additional paid-in capital	5,075.3	4,982.0
Accumulated deficit	(2,677.9)	(2,237.8)
Accumulated other comprehensive loss, net of taxes	(89.7)	(125.6)
Total Liberty Latin America shareholders	2,236.0	2,611.4
Noncontrolling interests	677.4	729.0
Total equity	2,913.4	3,340.4
Total liabilities and equity	$15,386.0	$15,076.3
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020	2019
	in millions, except per share amounts

Revenue	$4,799.0	$3,764.6	$3,867.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,190.0	846.0	877.8
Other operating costs and expenses	1,898.1	1,531.4	1,505.3
Depreciation and amortization	964.7	918.7	889.9
Impairment, restructuring and other operating items, net	665.0	375.3	268.2
	4,717.8	3,671.4	3,541.2
Operating income	81.2	93.2	325.8
Non-operating income (expense):
Interest expense	(527.4)	(533.4)	(499.2)
Realized and unrealized gains (losses) on derivative instruments, net	564.1	(352.7)	(17.2)
Foreign currency transaction gains (losses), net	(319.6)	1.2	(112.5)
Losses on debt modification and extinguishment, net	(57.2)	(45.1)	(19.8)
Other income (expense), net	(41.7)	5.1	14.3
	(381.8)	(924.9)	(634.4)
Loss before income taxes	(300.6)	(831.7)	(308.6)
Income tax benefit (expense)	(189.5)	27.8	100.2
Net loss	(490.1)	(803.9)	(208.4)
Net loss attributable to noncontrolling interests	50.0	121.7	102.3
Net loss attributable to Liberty Latin America shareholders	$(440.1)	$(682.2)	$(106.1)

Basic and dilutive net loss per share attributable to Liberty Latin America shareholders	$(1.89)	$(3.49)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2021	2020	2019
	in millions

Net loss	$(490.1)	$(803.9)	$(208.4)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4.8	(119.0)	1.8
Reclassification adjustments included in net loss	(3.2)	0.6	(3.0)
Other, net	33.4	6.8	2.4
Other comprehensive earnings (loss)	35.0	(111.6)	1.2
Comprehensive loss	(455.1)	(915.5)	(207.2)
Comprehensive loss attributable to noncontrolling interests	50.9	122.5	102.6
Comprehensive loss attributable to Liberty Latin America shareholders	$(404.2)	$(793.0)	$(104.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders							Non- controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019	$0.5	$—	$1.3	$4,494.1	$(1,449.3)	$(16.3)	$3,030.3	$1,010.8	$4,041.1
Net loss	—	—	—	—	(106.1)	—	(106.1)	(102.3)	(208.4)
Other comprehensive earnings	—	—	—	—	—	1.5	1.5	(0.3)	1.2
Impact of the UTS Acquisition	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(37.7)	(37.7)
Conversion Option, net	—	—	—	77.3	—	—	77.3	—	77.3
Capped Calls	—	—	—	(45.6)	—	—	(45.6)	—	(45.6)
UTS NCI Acquisition	—	—	—	0.1	—	—	0.1	(11.7)	(11.6)
Shared-based compensation	—	—	—	44.0	—	—	44.0	—	44.0
Other	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2019	$0.5	$—	$1.3	$4,569.9	$(1,555.4)	$(14.8)	$3,001.5	$870.1	$3,871.6
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020	$0.5	$—	$1.3	$—	$4,569.9	$(1,555.4)	$(14.8)	$3,001.5	$870.1	$3,871.6
Accounting change (note 2)	—	—	—	—	—	(0.2)	—	(0.2)	0.2	—
Balance at January 1, 2020, as adjusted for accounting change	0.5	—	1.3	—	4,569.9	(1,555.6)	(14.8)	3,001.3	870.3	3,871.6
Net loss	—	—	—	—	—	(682.2)	—	(682.2)	(121.7)	(803.9)
Other comprehensive loss	—	—	—	—	—	—	(110.8)	(110.8)	(0.8)	(111.6)
Repurchase of Liberty Latin America common shares	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Issuance of Liberty Latin America common shares, net	—	—	0.5	—	344.6	—	—	345.1	—	345.1
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(18.8)	(18.8)
Share-based compensation	—	—	—	—	66.6	—	—	66.6	—	66.6
Other	—	—	—	—	0.9	—	—	0.9	—	0.9
Balance at December 31, 2020	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,237.8)	$(125.6)	$2,611.4	$729.0	$3,340.4
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,237.8)	$(125.6)	$2,611.4	$729.0	$3,340.4
Net loss	—	—	—	—	—	(440.1)	—	(440.1)	(50.0)	(490.1)
Other comprehensive earnings	—	—	—	—	—	—	35.9	35.9	(0.9)	35.0
Repurchase of Liberty Latin America common shares	—	—	—	(64.5)	—	—	—	(64.5)	—	(64.5)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(47.6)	(47.6)
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	46.9	46.9
Share-based compensation	—	—	—	—	93.3	—	—	93.3	—	93.3
Balance at December 31, 2021	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,677.9)	$(89.7)	$2,236.0	$677.4	$2,913.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	in millions
Cash flows from operating activities:
Net loss	$(490.1)	$(803.9)	$(208.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	118.1	97.5	57.5
Depreciation and amortization	964.7	918.7	889.9
Impairment	609.2	277.7	204.8
Loss (gain) on dispositions	(6.2)	6.1	7.8
Amortization of debt financing costs, premiums and discounts, net	33.5	30.4	16.8
Realized and unrealized losses (gains) on derivative instruments, net	(564.1)	352.7	17.2
Foreign currency transaction losses (gains), net	319.6	(1.2)	112.5
Losses on debt modification and extinguishment, net	57.2	45.1	19.8
Impairment of an investment	41.1	—	—
Deferred income tax expense (benefit)	104.0	(63.7)	(34.7)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Receivables and other operating assets	(62.4)	(134.1)	(13.2)
Payables and accruals	(108.4)	(85.2)	(151.8)
Net cash provided by operating activities	1,016.2	640.1	918.2

Cash flows from investing activities:
Capital expenditures	(736.3)	(565.8)	(589.1)
Cash paid in connection with acquisitions, net of cash acquired	(520.6)	(1,886.1)	(161.2)
Recovery on damaged or destroyed property and equipment	—	—	33.9
Proceeds from dispositions	20.8	2.4	81.1
Other investing activities, net	(32.5)	(1.3)	—
Net cash used by investing activities	$(1,268.6)	$(2,450.8)	$(635.3)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2021	2020	2019
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,249.4	$1,319.0	$2,966.9
Payments of principal amounts of debt and finance lease obligations	(632.5)	(1,439.4)	(1,275.9)
Net cash received (paid) related to derivative instruments	(43.0)	182.5	(0.3)
Distributions to noncontrolling interest owners	(47.6)	(18.8)	(37.7)
Payment of financing costs and debt redemption premiums	(74.8)	(99.0)	(55.1)
Repurchase of Liberty Latin America common shares	(63.0)	(9.5)	—
Issuance of Liberty Latin America common shares, net	—	347.0	—
Capped Calls	—	—	(45.6)
Cash payments for the acquisition of noncontrolling interest	—	(5.6)	(5.1)
Capital contribution from noncontrolling interest owner	46.9	—	—
Other financing activities, net	(8.8)	(5.1)	(7.4)
Net cash provided by financing activities	426.6	271.1	1,539.8

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.5)	(4.9)	(7.7)

Net increase (decrease) in cash, cash equivalents and restricted cash	161.7	(1,544.5)	1,815.0

Cash, cash equivalents and restricted cash:
Beginning of year	912.5	2,457.0	642.0
End of year	$1,074.2	$912.5	$2,457.0

Cash paid for interest	$463.3	$484.3	$444.9
Net cash paid for taxes	$44.3	$81.6	$130.1

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Annual Report on Form 10-K for terms used throughout the consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) VTR; and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Cabletica and, as of August 9, 2021 and as further described in note 4, Telefónica Costa Rica. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks, and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Chile, through our reportable segment VTR;
iv.Costa Rica, through Cabletica and its subsidiary, Telefónica Costa Rica; and
B.through the Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
Prior to the first quarter of 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during 2021, these operations became separate operating segments. Following the Telefónica Costa Rica Acquisition on August 9, 2021, as further described in note 4, Cabletica and Telefónica Costa Rica now comprise our Costa Rica operating and reportable segment. For additional information regarding our segments, see note 21.
Effective September 29, 2021, in connection with the pending formation of the Chile JV, as further described in note 9, we began accounting for the Chile JV Entities as “held for sale.” Accordingly, the assets and liabilities of the Chile JV Entities, excluding certain cash balances, are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our December 31, 2021 consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications to exclude the Chile JV Entities from continuing operations in our consolidated statements of operations or cash flows and related footnote disclosures. For additional information, see note 9.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Correction of Immaterial Errors
During 2021, we identified certain errors in our previously reported consolidated financial statements, primarily related to the understatement of depreciation and amortization of long-lived assets, and to a lesser extent, asset impairments. The errors are predominantly related to the understatement of depreciation expense associated with property and equipment that was acquired in connection with business combination transactions at Liberty Puerto Rico that closed during 2012 and 2015. The errors did not have an impact on our revenue, key segment performance measure (Adjusted OIBDA), cash flow from operations or property and equipment additions. We have completed a quantitative and qualitative evaluation of the errors and concluded that they are immaterial to the previously issued consolidated financial statements. Notwithstanding this evaluation, we have revised our December 31, 2020 consolidated balance sheet and our consolidated statements of operations, comprehensive loss, equity and cash flows for the years ended December 31, 2020 and 2019 for these errors. The tables below set forth the adjustments to the primary consolidated financial statement line items resulting from these adjustments. In addition, we recorded an adjustment to increase our January 1, 2019 accumulated deficit by $82 million, which represents the cumulative correction of the immaterial errors prior to January 1, 2019.

	Year ended December 31, 2020			Year ended December 31, 2019
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
	in millions

Operating income	$91.7	$1.5	$93.2	$353.8	$(28.0)	$325.8
Loss before income taxes	$(838.2)	$6.5	$(831.7)	$(280.6)	$(28.0)	$(308.6)
Net loss	$(808.9)	$5.0	$(803.9)	$(182.4)	$(26.0)	$(208.4)
Net loss attributable to LLA shareholders	$(687.2)	$5.0	$(682.2)	$(80.1)	$(26.0)	$(106.1)
.

	December 31, 2020
	As Previously Reported	Adjustments	As Adjusted
	in millions

Current assets	$1,951.9	$(4.3)	$1,947.6
Total assets (a)	$15,230.0	$(153.7)	$15,076.3
Current liabilities	$1,705.0	$(6.0)	$1,699.0
Total liabilities	$11,786.3	$(50.4)	$11,735.9
Total Liberty Latin America shareholders	$2,714.7	$(103.3)	$2,611.4
Total equity	$3,443.7	$(103.3)	$3,340.4
(a)The adjustments to total assets includes an overstatement of property and equipment of $160 million primarily related to the accumulated understatement of depreciation expense following the aforementioned acquisitions in 2012 and 2015.

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended by (i) ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended certain effective dates,

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

and (ii) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies guidance around how to report expected recoveries. ASU 2016-13 replaced the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We are required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. We adopted ASU 2016-13 effective January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit to align our credit loss methodology with the new standard. The comparative information for 2019 was not restated and continues to be reported under the accounting standards in effect for that period.
Under the new model, we bifurcate our receivables, unbilled revenue and contract assets based on days past due and record an allowance for current expected credit losses using average rates applied against each account’s applicable aggregate balance for each aging bucket. We establish the average rates based on consideration of the actual credit loss experience over the prior 12-month period, recent collection trends, current economic conditions and other reasonable expectations of future payment delinquency.
The cumulative effect of the changes to our consolidated consolidated statement of equity as of January 1, 2020 was not material.
ASU 2018-14
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which removes and modifies certain existing disclosure requirements and adds new disclosure requirements related to employer sponsored defined benefit pension or other postretirement plans.We adopted ASU 2018-14 effective January 1, 2021 and it did not have a material impact on the disclosures in our consolidated financial statements.
Recent Accounting Pronouncements
ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as LIBOR. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in ASC 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and will not be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. We do not currently expect that the phase out of LIBOR will have a material impact on our consolidated financial statements.
ASU 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which (i) reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification and (ii) makes targeted improvements to convertible instruments and earnings-per-share disclosure requirements. ASU 2020-06 is effective for annual reporting periods after December 15, 2021, including interim periods within those fiscal years. ASU 2020-06 will not have a material impact on our consolidated financial statements.
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
December 31, 2021, 2020 and 2019

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
Restricted cash may consist of cash held in restricted accounts, including cash held as collateral for acquisitions, debt and other compensating balances, as applicable. Cash that is restricted to a specific use is classified as current or long-term based on, among other things, the expected use and timing of disbursement of the restricted cash. At December 31, 2021 and 2020, the total of our current and long-term restricted cash balances aggregated $8 million and $18 million, respectively. Our current and long-term restricted cash balances are included in other current assets, net, and other assets, net, respectively in our consolidated balance sheets.
Receivables
We have trade and notes receivables that are each reported net of an allowance for expected credit losses.
Our notes receivable consist of EIP receivables due from customers under contracts that range between a period of 12 to 30 months, depending on the market. The long-term portion of our notes receivable, net of allowances for expected credit losses, is included in other assets, net, in our consolidated balance sheets.
Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $85 million and $72 million at December 31, 2021 and 2020, respectively, due from a single government.
The allowances on each of our trade and notes receivables are established using our best estimates of current expected credit losses based upon, among other things, actual credit loss experience over the prior 12-month period, recent collection trends, prevailing and anticipated economic conditions and specific customer credit risk. Receivables outstanding greater than 30 days are considered past due and we generally write-off receivables after they become past due for 365 days, with the exception of amounts due from certain governments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The changes in our allowance for expected credit losses associated with trade receivables are set forth below:

	Year ended December 31,
	2021	2020	2019
	in millions

Beginning balance	$100.0	$87.3	$144.4
Provision for expected losses	60.6	62.6	61.8
Write-offs	(59.5)	(60.3)	(113.9)
Reclassification to assets held for sale	(10.0)	—	—
Foreign currency translation adjustments and other	(10.8)	10.4	(5.0)
Ending balance	$80.3	$100.0	$87.3
The changes in our allowance for expected credit losses associated with our current and long-term notes receivable are set forth below:

	Year ended December 31,
	2021	2020
	in millions

Beginning balance	$16.2	$—
Provision for expected losses	10.8	1.3
Additions upon acquisition	5.4	14.9
Foreign currency translation adjustments and other	(0.1)	—
Ending balance	$32.3	$16.2
Investments
From time to time, we may hold investments in (i) equity method investments; (ii) cost method investments, and (iii) available-for-sale method investments.
We apply the equity method to investments when we have the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur. Our share of the investee’s net earnings or losses is included in other income (expense), net, in our consolidated statements of operations.
We are required to hold security against the value of certain pension liabilities in the U.K.. The security is in the form of U.K. Government Gilts, which we account for using the available-for-sale method. Available-for-sale securities are measured at fair value with changes reflected in other comprehensive income or loss until sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income or loss into non-operating income or expense in our consolidated statements of operations. Our investment in U.K. Government Gilts falls under Level 1 of the fair value hierarchy. At December 31, 2021 and 2020, the carrying value of our investment in U.K. Government Gilts was $39 million and $38 million, respectively, which is included in other assets, net, in our consolidated balance sheets.
We hold an equity security for which the fair value is not readily determinable. Accordingly, we measure this investment at cost minus impairment, plus or minus changes resulting from observable price changes.
We continually review our equity method investments, available-for-sale debt securities and cost-basis investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If it has been determined that an investment has sustained an other-than-temporary decline in value, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other income (expense), net, in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

For additional information regarding our fair value measurements, see note 6.
Financial Instruments
Due to the short maturities of cash and cash equivalents, trade and other receivables, notes receivable, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 5 and 10, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.
Derivative Instruments
Derivative Instruments Recorded at Fair Value
Our derivative instruments, excluding our Weather Derivatives, as discussed below, are recorded in our consolidated balance sheets at fair value, whether designated as a hedge or not. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities and the installation of new cable services. The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. The capitalization of these costs is based on time sheets, time studies, standard costs, call tracking systems and other verifiable means that directly link the costs incurred with the applicable capitalizable activity. We

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

continuously monitor the appropriateness of our capitalization policies and update the policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services and changes in the manner that installations or construction activities are performed. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred.
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
We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations primarily relate to assets placed on leased wireless towers and other premises. Asset retirement obligations of $46 million and $41 million at December 31, 2021 and 2020, respectively, are included in other long-term liabilities in our consolidated balance sheets.
Intangible Assets
Our primary intangible assets relate to goodwill, customer relationships, spectrum licenses and cable television franchise rights. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships, spectrum licenses and cable television franchise rights that are acquired in connection with a business combination are initially recorded at their fair values.
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.
We do not amortize our cable television franchise rights or spectrum licenses that have indefinite lives.
Spectrum licenses provide us with the exclusive right to utilize a certain radio frequency spectrum to provide wireless communications services. While spectrum licenses are issued for only a fixed time (generally, 10 years), renewals of spectrum licenses occur routinely and at nominal cost. Moreover, we believe there are currently no significant legal, regulatory, contractual, competitive, economic or other factors limiting the useful lives of most of our spectrum licenses, and therefore we generally treat these spectrum licenses as indefinite-lived intangible assets. We believe we will be able to meet all requirements necessary to secure renewal of such spectrum licenses.
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
December 31, 2021, 2020 and 2019

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
We evaluate goodwill and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment. Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss. For additional information regarding the fair value measurements of our property and equipment and intangible assets, see note 6. For additional information regarding impairments, see note 8.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. Our aggregate contract assets were $142 million and $82 million as of December 31, 2021 and 2020, respectively. The current and long-term portion of contract assets are included in other current assets, net, and other assets, net, respectively, in our consolidated balance sheets.
Deferred Contract Costs
Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are recognized as an asset and amortized to other operating costs and expenses over the applicable period benefited, which is the longer of the contract life or the economic life of the commission. If, however, the amortization period is one year or less, we expense such costs in the period incurred. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized as an expense when incurred. Our aggregate deferred contract costs were $39 million and $15 million as of December 31, 2021 and 2020, respectively. The current and long-term portion of deferred contract costs are included in other current assets, net, and other assets, net, respectively, in our consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Deferred Revenue
We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2021 and 2020 was $301 million and $380 million, respectively. The decrease in our current and long-term deferred revenue balances during 2021, primarily relates to amortization of long-term capacity contracts and the reclassification of amounts related to the Chile JV into liabilities associated with assets held for sale, which were partially offset by new contracts entered into during the year.
Operating Leases
Our operating leases primarily consist of (i) property leases for mobile tower locations that generally have initial terms of five to ten years with one or more renewal options, and (ii) lease commitments for (a) retail stores, offices and facilities, (b) other network assets and (c) other equipment. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. For additional information regarding our leases, see note 11.
We classify leases with a term of greater than 12 months where substantially all risks and rewards incidental to ownership are retained by the third-party lessors as operating leases. We record a right-of-use asset and an operating lease liability at inception of the lease at the present value of the lease payments plus certain other payments, including variable lease payments and amounts probable of being owed by us under residual value guarantees. Payments made under operating leases, net of any incentives received from the lessors, are recognized to expense on a straight-line basis over the term of the lease. Initial direct costs incurred in negotiating and arranging operating leases are recognized to expense when incurred. Contingent rental payments are recognized to expense when incurred. Our right-of-use assets and non-current operating lease liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.
We use a credit-adjusted discount rate to measure our operating lease liabilities. We derive the discount rates associated with each of our borrowing groups starting with a risk free rate, generally the U.S. Treasury Bill rate. To determine credit risk, we create an industry benchmark CDS curve from an observable high-yield debt index using comparable telecommunication companies as a proxy. We then determine the maximum curve shift against this CDS curve derived from our own tradable debt within each borrowing group, and make adjustments to correct for the collateralized interest rate spread by comparing unsecured debt to asset-backed securities (secured debt) trades, which is based on the spread between the BB- and B+ industrial curves. We determine the discount factor from this adjusted curve for each borrowing group.
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
December 31, 2021, 2020 and 2019

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

B2B Subsea Network Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2021, we have approximately $360 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of six years.
Government Funding Revenue. From time to time, we receive funds from the FCC, primarily in Puerto Rico, where funds were established in an effort to restore, expand and upgrade fixed and mobile networks in Puerto Rico and the U.S. Virgin Islands. We recognize funds granted from the FCC as other revenue in the period in which we are entitled to receive the funds, as the FCC does not meet the definition of a “customer.”
Sales, Use and Other VAT. Revenue is recorded net of applicable sales, use and other value-added taxes.
Share-based Compensation
We recognize compensation expense associated with share-based incentive awards based on their grant-date fair values. The grant-date fair values for SARs and PSARs are estimated using the Black-Scholes-Merton valuation model, and the grant-date fair values for RSUs and PSUs are based upon the closing market price of our stock on the date of grant. We may also settle annual bonus-related obligations in the form of equity. We use the liability-based method of accounting in such situations, as the equity to be issued is variable. We use the legal life of the award for the expected life of SARs granted to executives. For SARs granted to non-executives, the expected life is calculated using the “simplified method.” We believe the simplified method is appropriate for these awards as we do not have historical exercise data for periods prior to the Split-Off. The expected volatility of SARs is based on a weighted average calculation that may include (i) data from a comparable group of peer companies, (ii) Liberty Latin America’s share trading history and/or (iii) the implied volatility from traded LILA and LILAK options. We recognize the grant-date fair value of outstanding awards as a charge to operations over the requisite service period, which is generally the vesting period, and account for forfeitures as they occur. We use the straight-line method to recognize share-based compensation expense for share-based incentive awards that do not contain a performance condition and the accelerated expense attribution method for our share-based incentive awards that contain a performance condition and vest on a graded basis.
For additional information regarding our share-based compensation, see note 17.
Earnings (Loss) per Share
Basic EPS is computed by dividing net earnings (loss) attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares during the years presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our weighted average shares outstanding are set forth below:

	Year ended December 31,
	2021	2020	2019

Weighted average shares outstanding - basic and dilutive	232,609,928	195,535,301	184,369,078
We reported losses attributable to Liberty Latin America shareholders during 2021, 2020 and 2019. As a result, the potentially dilutive effect at December 31, 2021, 2020 and 2019 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria: (i) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of approximately 19.5 million, 19.5 million and 18.1 million, respectively, (ii) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of approximately 24.7 million, 19.1 million and 15.2 million, respectively, and (iii) the aggregate number of shares

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

issuable pursuant to outstanding PSUs and PSARs of approximately 10.1 million, 1.1 million and 2.0 million, respectively. With regards to the aggregate number of shares potentially issuable under our Convertible Notes, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(4)    Acquisitions and Disposition
Pending Acquisitions
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2022.
2021 Acquisitions
Telefónica Costa Rica Acquisition. On July 30, 2020, we entered into the Telefónica Acquisition Agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the acquisition of all of the outstanding shares of Telefónica Costa Rica. The Telefónica Costa Rica Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Cabletica entity, as further described in note 19.
The following table sets forth a reconciliation of the stated purchase price included in the Telefónica Acquisition Agreement to the net cash paid for the Telefónica Costa Rica Acquisition (in millions):

Stated Telefónica Acquisition Agreement purchase price	$500.0
Preliminary working capital adjustments	37.6
Total purchase price	537.6
Opening balance sheet cash	(17.0)
Net cash paid for the Telefónica Costa Rica Acquisition	$520.6

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

We have accounted for the Telefónica Costa Rica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Telefónica Costa Rica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable net assets and liabilities. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets, leases and income taxes. A summary of the purchase price and preliminary opening balance sheet of Telefónica Costa Rica at the August 9, 2021 acquisition date are presented in the following table (in millions):

Current assets (a)	$74.7
Goodwill (b)	262.0
Property and equipment	142.2
Intangible assets subject to amortization (c)	131.9
Other assets (d)	178.6
Current liabilities (e)	(88.6)
Long-term liabilities (f)	(163.2)
Total purchase price (g)	$537.6
(a)Primarily consists of trade receivables, notes receivables related to EIP receivables, and cash.
(b)The goodwill recognized in connection with the Telefónica Costa Rica Acquisition is primarily attributable to (i) the ability to take advantage of Telefónica Costa Rica’s existing mobile network to gain immediate access to potential customers, and (ii) synergies that are expected to be achieved through the integration of Telefónica Costa Rica with Liberty Latin America’s existing business in Costa Rica, Cabletica. Due to the nature of the Telefónica Costa Rica Acquisition, no tax deductions related to goodwill are expected.
(c)At August 9, 2021, the preliminary assessments of the weighted average useful lives of the acquired customer relationship intangible assets and spectrum intangible assets were approximately 7 years and 25 years, respectively.
(d)Long-term assets primarily consist of the long-term portion of note receivables related to equipment installment-plan receivables and operating lease right-of-use assets.
(e)Primarily consist of accounts payable and current operating lease obligations.
(f)Primarily consist of the non-current portion of operating lease obligations and deferred tax liabilities.
(g)Amount excludes $9 million of direct acquisition costs incurred during 2021. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.
Our consolidated statement of operations for the year ended December 31, 2021 includes revenue and net earnings of $112 million and $5 million, respectively, attributable to Telefónica Costa Rica.
Broadband VI, LLC Acquisition. Effective December 31, 2021, we acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, the payment of which occurred in January 2022, subject to certain post-closing adjustments. Broadband VI, LLC provides fixed services to residential and business customers in the U.S. Virgin Islands and will be included in our Liberty Puerto Rico reportable segment.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

As a condition of approval of the AT&T Acquisition, the United States Department of Justice required us to divest certain B2B operations that were a part of our then-existing operations in Puerto Rico. We satisfied this condition in January 2021 by divesting those B2B operations for a stated sales price of $22 million. In connection with this divestiture, we recognized a gain on sale of $9 million, which is included in impairment, restructuring and other operating items, net, in our consolidated statement of operations. We have reflected the assets and liabilities associated with this B2B operation as held for sale on our December 31, 2020 consolidated balance sheet.
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
The following table sets forth a reconciliation of the stated purchase price included in the Acquisition Agreement to the “Accounting Purchase Price” (in millions):

Stated Acquisition Agreement purchase price	$1,950.0
Less: Purchase price allocated to purchase of prepaid roaming services (a)	(73.3)
Working capital and other purchase price adjustments:
Closing adjustments (b)	(51.7)
Additional working capital consideration (c)	61.0
Net cash paid for the AT&T Acquisition (d)	1,886.0
Contingent purchase price consideration (e)	46.4
Accounting Purchase Price	$1,932.4
(a)Represents the portion of the stated Acquisition Agreement purchase price that has been allocated to the purchase of prepaid roaming services. In connection with the Acquisition Agreement, AT&T agreed to give us a $75 million credit against certain roaming services that AT&T provides to the AT&T Acquired Entities for a seven-year period following the closing of the AT&T Acquisition. If the credits are not used for roaming services in that time period, any remaining credit may be used to acquire certain other services from AT&T thereafter. For accounting purposes, we have bifurcated the discounted value of these services from the stated purchase consideration and reflected the amount allocated to the purchase of prepaid roaming, $73 million, in net cash provided by operating activities in our consolidated statement of cash flows.
(b)Represents closing adjustments to the purchase price pursuant to the terms of the Acquisition Agreement for (i) closing working capital balances, (ii) outstanding indebtedness and (iii) shortfalls in equipment subsidies made by AT&T prior to the closing of the AT&T Acquisition.
(c)Represents cash paid subsequent to the closing of the AT&T Acquisition related to certain liabilities of the AT&T Acquired Entities that were not assumed by us under the terms of the Acquisition Agreement.
(d)The net cash paid for the AT&T Acquisition is comprised of (i) the AT&T Acquisition Restricted Cash, as described in note 10, which comprised $1,353 million and was released upon consummation of the AT&T Acquisition, and (ii) $533 million of cash and cash equivalents from available liquidity.
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
December 31, 2021, 2020 and 2019

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
(b)Current assets and other assets include $67 million and $39 million, respectively, in EIP receivables.
(c)The goodwill recognized in connection with the AT&T Acquisition is primarily attributable to (i) the ability to take advantage of the AT&T Acquired Entities’ existing mobile network to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of the AT&T Acquired Entities with Liberty Latin America. Due to the nature of the AT&T Acquisition, no tax deductions related to goodwill have been taken.
(d)Amount includes intangible assets related to customer relationships. At October 31, 2020, the weighted average useful life of the acquired customer relationship intangible assets was approximately 10 years.
(e)Amount represents the estimated fair value of spectrum licenses.
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
December 31, 2021, 2020 and 2019

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
ii.the impact of estimated revenue and costs associated with the transition services agreement entered into in connection with the Telefónica Costa Rica Acquisition;
iii.the impact of new rate agreements associated with roaming, subsea and ethernet services stemming from the AT&T Acquisition;
iv.the alignment of accounting policies;
v.interest expense related to additional borrowings in conjunction with the AT&T Acquisition and the Telefónica Costa Rica Acquisition;
vi.depreciation expense related to acquired tangible assets;
vii.amortization expense related to acquired intangible assets; and
viii.the elimination of direct acquisition costs.
The following unaudited pro forma consolidated operating results give effect to the Telefónica Costa Rica Acquisition, as if it had been completed as of January 1, 2020:

Year ended December 31, 2021
in millions

Revenue	$4,964.9
Net loss attributable to Liberty Latin America shareholders	$(429.1)
The following unaudited pro forma consolidated operating results give effect to (i) the Telefónica Costa Rica Acquisition, as if it had been completed as of January 1, 2020, and (ii) the AT&T Acquisition, as if it had been completed as of January 1, 2019:

Year ended December 31, 2020
in millions

Revenue	$4,771.6
Net loss attributable to Liberty Latin America shareholders	$(556.9)
2019 Acquisition
UTS. Effective March 31, 2019, we completed the acquisition of an 87.5% interest in UTS for an initial cash purchase price of $162 million, which was subject to certain potential post-closing adjustments, based on an enterprise value of $189 million. As noted below, during the first quarter of 2020, the purchase price was reduced by $6 million due to certain post-closing working capital adjustments. During the third quarter of 2019, we increased our ownership interest in UTS from 87.5% to 100%. UTS provides fixed and mobile services to the island nations of Curaçao, St. Maarten, St. Martin, Bonaire, St. Barths, St. Eustatius and Saba. The UTS Acquisition was funded through a $170 million draw on the C&W Revolving Credit Facility.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

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
(a)The goodwill recognized in connection with the UTS Acquisition is primarily attributable to the ability to take advantage of UTS’s existing broadband communications and mobile networks to gain immediate access to potential customers.
(b)Amount represents the aggregate fair value of the noncontrolling interest in UTS as of March 31, 2019.
(c)Excludes $3 million of direct acquisition costs, including $1 million incurred prior to 2019.
Supplemental pro forma information related to the UTS Acquisition has not been included as it would not have had a significant impact on our results of operations during 2019.
2019 Disposition
During the fourth quarter of 2019, we disposed of our operations in the Seychelles receiving $78 million in net cash flows that has been reflected in investing activities in the consolidated statement of cash flows.

(5)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar, the CLP, the COP and the CRC. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2021			December 31, 2020
	Current (a)(b)	Long-term (a)(b)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (c)	$15.1	$25.3	$40.4	$0.7	$4.4	$5.1
Foreign currency forward contracts	0.1	—	0.1	—	—	—
Total	$15.2	$25.3	$40.5	$0.7	$4.4	$5.1

Liabilities:
Cross-currency and interest rate derivative contracts (c)	$33.3	$62.1	$95.4	$71.4	$403.0	$474.4
Foreign currency forward contracts	5.8	—	5.8	18.8	—	18.8
Total	$39.1	$62.1	$101.2	$90.2	$403.0	$493.2
(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, net, other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.
(b)In connection with the pending formation of the Chile JV, the derivative assets and liabilities associated with the Chile JV Entities have been included in assets held for sale and liabilities associated with assets held for sale, respectively, on our December 31, 2021 consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held for sale presentation of the Chile JV Entities, see note 9.
(c)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 10) and are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives, as they are not accounted for at fair value.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2021	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a) (b)	$565.4	$(328.6)	$(21.0)
Foreign currency forward contracts	25.8	(7.8)	9.4
Weather Derivatives	(27.1)	(16.3)	(5.6)
Total	$564.1	$(352.7)	$(17.2)
(a)Changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($41 million), $47 million and $4 million during 2021, 2020 and 2019, respectively. Included in the 2021 credit risk valuation adjustment is a net loss of $30 million related to the Chile JV Entities. The gain during the 2020 period is primarily due to increased credit risk stemming from market reaction to the COVID-19 outbreak, as further described and defined in note 8. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(b)The losses for 2020 include a realized gain of $71 million associated with the settlement of certain cross-currency swaps at VTR in June 2020 that were unwound in connection with the July 2020 refinancing of certain VTR debt. For additional information regarding the refinancing, see note 10.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Year ended December 31,
	2021	2020	2019
	in millions

Operating activities	$(94.5)	$(50.1)	$11.2
Investing activities	(1.2)	7.4	6.5
Financing activities (a)	(43.0)	182.5	(0.3)
Total	$(138.7)	$139.8	$17.4
(a)The 2021 amount is primarily related to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. The 2020 amount is primarily related to the settlement of certain cross-currency interest rate swaps at VTR. For additional information regarding our debt refinancing activity, see note 10.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2021, our exposure to counterparty credit risk resulting from our net derivative position was not material.
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
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2021, our C&W borrowing group had a cross-currency swap contract with notional amounts due from and to counterparties of $56 million and COP 197,014 million, respectively, with a remaining contractual life of 4.6 years.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$3,115.0	6.0

Liberty Puerto Rico	$500.0	10.0

Costa Rica (b)	$276.7	2.0
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, an embedded floor of 0%.
(b)Includes an embedded floor of 0.75%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at December 31, 2021:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	1.5

Liberty Puerto Rico (a)	$620.0	1.5
(a)Includes forward-starting derivative instruments.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our foreign currency forwards contracts at December 31, 2021:

	Notional amount due from counterparty		Notional amount due to counterparty		Weighted average remaining life
		in millions			in years

LLA UK Holding Limited (a)	CLP	73,000.0		$88.1	0.7

Costa Rica borrowing group		$14.0	CRC	8,953.1	0.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(a)Foreign currency forward contract entered into in connection with the Chile JV transaction, as discussed further in note 9.
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. During 2021, we entered into interest rate floors, which include forward starting derivative instruments, at Liberty Puerto Rico related to certain financing activity associated with the LPR Credit Facilities, as described in note 10. At December 31, 2021, the total notional amount of our interest rate floors was $620 million with a weighted average remaining contractual life of 6.8 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. During 2021, we entered into interest rate caps, which include forward starting derivative instruments, at Liberty Puerto Rico associated with the 2028 LPR Term Loan add-on financing, as described in note 10. At December 31, 2021, the total notional amount of our interest rate caps was $120 million with a remaining contractual life of 6.8 years.

(6)    Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments and the available-for-sale method to account for our investment in U.K. Government Gilts. The reported fair values of our derivative instruments likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
December 31, 2021, 2020 and 2019

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
Conversion Option – Convertible Notes
As further described and defined in note 10, our Convertible Notes include a Conversion Option that we bifurcated from the Convertible Notes and recorded at fair value upon issuance as an equity component in our 2019 consolidated statement of equity. The fair value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, which was established using the present value of cash flows associated with such instrument based on a 5-year tenor and an estimated yield rate of 7%, which is a Level 2 input. The fair value of the equity component was determined by deducting the fair value of the liability component from the proceeds received on issuance of the Convertible Notes.
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
•Spectrum intangible assets. The valuation of spectrum intangible assets may use either an adjusted market-based approach, which requires the calibration of observable market inputs to reflect the fair value of the assets acquired, and/or an adjusted market-based approach with other methods, such as an income-based approach (e.g. the “greenfield” valuation method), which requires a wide range of assumptions and inputs, including forecasting costs associated with building a complementary asset base.
During 2021, we performed nonrecurring valuations related to the preliminary acquisition accounting for the Telefónica Costa Rica Acquisition and finalized our acquisition accounting for the AT&T Acquisition. The weighted average discount rates used in the valuations of the customer relationships acquired in the Telefónica Costa Rica Acquisition and the AT&T Acquisition were approximately 11% and 10%, respectively. The weighted average discount rate used in the valuation of the spectrum licenses acquired in the AT&T Acquisition was approximately 8%.
In March 2020, we performed a nonrecurring valuation related to the final acquisition accounting for the UTS Acquisition. The weighted average discount rate used in the valuation of the customer relationships acquired was approximately 14%.
For information related to the status of valuation work associated with assets acquired in connection with our business acquisitions, see note 4.
Impairment Assessments
The nonrecurring valuations associated with impairment assessments, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of reporting units for the purpose of

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

testing for goodwill impairment. Unless a reporting unit has a readily determinable fair value, we estimate the fair value of the reporting unit using either a market-based or income-based approach.
Goodwill
As part of our annual goodwill impairment assessment in the fourth quarter of 2021, we performed goodwill impairment analyses of several reporting units within the C&W Caribbean and Networks segment and the C&W Panama segment. We used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services. We used discount rates ranging from approximately 8% to 11% in the valuation of the various reporting units within our C&W Caribbean and Networks segment and approximately 8% in the valuation of our C&W Panama segment
During the second quarter of 2020, we performed goodwill impairment analyses of several reporting units within the C&W Caribbean and Networks segment and the C&W Panama segment, primarily due to the ongoing economic impacts associated with COVID-19 and organizational restructuring of certain markets within our C&W Caribbean and Networks segment. We used an income approach to determine the estimated fair values of these reporting units. We used discount rates ranging from approximately 9% to 10% in the valuation of the various reporting units within our C&W Caribbean and Networks segment and approximately 10% in the valuation of our C&W Panama segment.
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
For additional information regarding goodwill impairment charges resulting from these impairment analyses, see note 8.
Other
During 2021, we recorded a $41 million impairment charge in connection with an impairment assessment of a cost basis investment.

(7)    Insurance Recoveries
Prior to 2019, a number of our markets in the Caribbean were impacted by numerous hurricanes, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. During 2019, we received the then outstanding insurance settlement amount of $67 million, of which $33 million and $34 million have been presented as operating and investing activities, respectively, in our consolidated statement of cash flows. With respect to the cash received, $37 million, $27 million and $3 million was provided to C&W Caribbean and Networks, Liberty Puerto Rico and our Corporate operations, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(8)    Long-lived Assets
Impairment Charges
The following table sets forth the details of our impairment charges:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Total
	in millions
Year ended December 31, 2021:
Goodwill	$605.1	$—	$—	$—	$—	$605.1
Property and equipment and other	2.6	—	0.2	1.3	—	4.1
Total impairment charges	$607.7	$—	$0.2	$1.3	$—	$609.2

Year ended December 31, 2020:
Goodwill	$99.0	$173.6	$—	$—	$—	$272.6
Property and equipment and other	1.9	—	1.5	1.6	0.1	5.1
Total impairment charges	$100.9	$173.6	$1.5	$1.6	$0.1	$277.7

Year ended December 31, 2019:
Goodwill	$—	$185.3	$—	$—	$—	$185.3
Property and equipment and other	19.2	—	—	0.3	—	19.5
Total impairment charges	$19.2	$185.3	$—	$0.3	$—	$204.8
We evaluate goodwill and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable, as further outlined in note 3. During our 2021 annual goodwill impairment test, we concluded a $605 million impairment was necessary at our C&W Caribbean and Networks segment. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill and, to a lesser extent, other long-lived assets of our C&W Caribbean and Networks segment or our C&W Panama segment. Any such impairment charges could be significant.
COVID-19. During the first quarter of 2020, the World Health Organization declared the outbreak of a novel strain of Coronavirus (COVID-19) a “pandemic,” pointing to the sustained risk of further global spread. COVID-19 negatively impacted our results of operations and resulted in systemic disruption of the worldwide equity markets, and the market values of our publicly-traded equity declined significantly beginning in late February 2020. As a result of the impact of COVID-19 on our results of operations, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any of our long-lived assets, including goodwill, and during the second quarter of 2020, concluded assessments were required with respect to our goodwill, which resulted in goodwill impairments in our C&W Caribbean and Networks segment and our C&W Panama segment.
C&W Panama. During our 2019 annual goodwill impairment test, we concluded a $185 million impairment was necessary for our C&W Panama segment, and during the second quarter of 2020, we concluded that an additional $174 million goodwill impairment charge was necessary based on further deterioration in the C&W Panama segment's operating results. These impairments primarily resulted from the impact of a significant increase in competition, particularly with respect to our prepaid mobile business. The accumulation of prepaid mobile subscriber losses, together with associated adverse impacts to average monthly subscription revenue per mobile subscriber, negatively impacted the actual results during these periods and the then expected future financial performance of the Panamanian reporting unit, resulting in the impairments during 2019 and 2020.
Hurricane Dorian. In September 2019, our operations in the Bahamas, which is part of our C&W Caribbean and Networks segment, were impacted by Hurricane Dorian resulting in significant damage to homes, businesses and infrastructure. Based on

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

our initial estimates of the impacts of the hurricane to our operations, during the third quarter of 2019, we recorded an impairment charge of $17 million to write-off the net carrying amount of property and equipment that was damaged beyond repair.
For additional information regarding the fair value methods and related assumptions used in our impairment assessments, see note 6.
Goodwill
Changes in the carrying amount of our goodwill during 2021 are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Reclassification to assets held for sale (a)	Foreign currency translation adjustments and other	Impairments	December 31, 2021
	in millions

C&W Caribbean and Networks	$3,112.0	$—	$—	$(73.0)	$(605.1)	$2,433.9
C&W Panama	617.1	—	—	—	—	617.1
Liberty Puerto Rico	629.9	(131.6)	—	—	—	498.3
VTR	374.6	—	(313.0)	(61.6)	—	—
Costa Rica	151.9	262.0	—	(15.2)	—	398.7
Total	$4,885.5	$130.4	$(313.0)	$(149.8)	$(605.1)	$3,948.0
(a)In connection with the pending formation of the Chile JV, the goodwill associated with the Chile JV Entities has been included in assets held for sale on our December 31, 2021 consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 9.
Changes in the carrying amount of our goodwill during 2020 are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairments (a)	December 31, 2020
	in millions

C&W Caribbean and Networks	$3,316.7	$(12.0)	$(93.7)	$(99.0)	$3,112.0
C&W Panama	790.7	—	—	(173.6)	617.1
Liberty Puerto Rico	277.7	352.2	—	—	629.9
VTR	354.7	—	19.9	—	374.6
Costa Rica	163.4	—	(11.5)	—	151.9
Total	$4,903.2	$340.2	$(85.3)	$(272.6)	$4,885.5
(a)Amounts primarily relate to impairment charges associated with various reporting units based primarily on the economic impacts associated with COVID-19, as further described above.
At December 31, 2021 and 2020, our accumulated goodwill impairments were $2,229 million and $1,624 million, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2021	December 31,
		2021 (a)	2020
		in millions

Distribution systems	3 to 25 years	$4,208.8	$5,074.7
Customer premises equipment	3 to 5 years	893.7	1,423.5
Support equipment, buildings and land	3 to 40 years	1,641.6	1,654.3
		6,744.1	8,152.5
Accumulated depreciation		(2,575.7)	(3,401.1)
Net carrying amount		$4,168.4	$4,751.4
(a)In connection with the pending formation of the Chile JV, the property and equipment and related accumulated depreciation associated with the Chile JV Entities has been included in assets held for sale on our December 31, 2021 consolidated balance sheet.
Depreciation expense related to our property and equipment was $771 million, $730 million and $708 million during 2021, 2020 and 2019, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $101 million $99 million and $96 million during 2021, 2020 and 2019, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 25 years at December 31, 2021, are set forth below:

	December 31,
	2021	2020
	in millions
Gross carrying amount:
Customer relationships	$1,527.6	$1,554.8
Licenses and other (a)	220.2	159.4
Total gross carrying amount	1,747.8	1,714.2
Accumulated amortization:
Customer relationships	(905.4)	(813.0)
Licenses and other	(53.8)	(42.3)
Total accumulated amortization	(959.2)	(855.3)
Net carrying amount	$788.6	$858.9
(a)The 2021 amount includes an estimated $65 million of spectrum licenses attributable to the Telefónica Costa Rica Acquisition. For additional information regarding the assets acquired as part of the Telefónica Costa Rica Acquisition, see note 4.
Amortization expense related to intangible assets with finite useful lives was $193 million, $189 million and $182 million during 2021, 2020 and 2019, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Based on our amortizable intangible assets balance at December 31, 2021, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2022	$164.3
2023	157.4
2024	120.9
2025	81.6
2026	55.3
Thereafter	209.1
Total	$788.6
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	December 31,
	2021 (a)	2020
	in millions

Spectrum licenses (b)	$1,050.9	$909.7
Cable television franchise rights	540.0	540.0
Other	1.5	15.9
Total intangible assets not subject to amortization	$1,592.4	$1,465.6
(a)In connection with the pending formation of the Chile JV, intangible assets not subject to amortization associated with the Chile JV Entities have been included in assets held for sale on our December 31, 2021 consolidated balance sheet.
(b)The 2021 and 2020 amounts include $1,043 million and $894 million, respectively, attributable to the AT&T Acquisition. For additional information regarding the assets acquired as part of the AT&T Acquisition, see note 4.

(9)    Assets Held for Sale
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Effective with the agreement to form the Chile JV, we began accounting for the Chile JV Entities as held for sale. Accordingly, we ceased to depreciate the long-lived assets and amortization or right of use assets of the Chile JV Entities. We have not presented the Chile JV Entities as a discontinued operation, as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at December 31, 2021 are summarized below (in millions):

Assets:
Cash and cash equivalents (a)	$109.7
Other current assets, net (b)	132.6
Property and equipment, net	686.0
Goodwill	313.0
Other assets, net (b)	327.4
Total assets	$1,568.7

Liabilities:
Current portion of debt	$82.2
Other accrued and current liabilities (c)	294.2
Long-term debt	1,416.8
Other long-term liabilities (c)	60.9
Total liabilities	$1,854.1
(a)Amount excludes certain cash and cash equivalent balances of the Chile JV Entities that will be retained by Liberty Latin America upon the formation of the Chile JV and are therefore not classified as held for sale.
(b)Other current assets, net, and other assets, net, include $27 million and $277 million, respectively, related to derivative assets.
(c)Other accrued and current liabilities and other long-term liabilities include $16 million and $2 million, respectively, related to derivative liabilities.
Our consolidated statements of operations include earnings (loss) before income taxes attributable to the Chile JV Entities of $271 million, ($118 million) and $82 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2021			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2021	2020	2021	2020
		in millions

Convertible Notes (d)	2.00%	$—	$—	$396.5	$381.8	$402.5	$402.5
C&W Notes	6.55%	—	—	1,774.3	2,435.8	1,715.0	2,270.0
C&W Credit Facilities	2.90%	(e)	779.3	2,422.7	1,834.7	2,451.3	1,856.2
LPR Senior Secured Notes	6.08%	—	—	2,058.1	1,389.4	1,981.0	1,290.0
LPR Credit Facilities	3.85%	$172.5	172.5	623.1	1,002.5	620.0	1,000.0
VTR debt (f)	—%	—	—	—	1,483.5	—	1,394.5
Costa Rica Credit Facilities (g)	7.25%	$7.0	7.0	407.1	119.3	408.7	119.6
Vendor financing (h)	2.72%	—	—	99.8	168.1	99.8	168.1
Total debt before premiums, discounts and deferred financing costs	4.79%		$958.8	$7,781.6	$8,815.1	$7,678.3	$8,500.9
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2021	2020
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,678.3	$8,500.9
Premiums, discounts and deferred financing costs, net (d)	(120.0)	(157.1)
Total carrying amount of debt	7,558.3	8,343.8
Finance lease obligations	7.6	13.4
Total debt and finance lease obligations	7,565.9	8,357.2
Less: Current maturities of debt and finance lease obligations	(106.3)	(161.9)
Long-term debt and finance lease obligations	$7,459.6	$8,195.3
(a)Represents the weighted average interest rate in effect at December 31, 2021 for all borrowings outstanding (excluding those of the Chile JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2021, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2021 compliance reporting requirements. At December 31, 2021, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

subsidiaries or other equity holders, other than VTR that was limited to approximately CLP 194 billion ($228 million) under the terms of the 2028 VTR Senior Notes.
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
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities. For further information, see C&W Credit Facilities below.
(f)In connection with the pending formation of the Chile JV, $1,440 million of outstanding third-party debt and $82 million of vendor financing of the Chile JV Entities has been reflected in liabilities associated with assets held for sale on our December 31, 2021 consolidated balance sheet. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 9.
(g)The Costa Rica Credit Facilities comprise certain CRC and U.S. dollar term loans and a U.S. dollar revolving credit facility. For further information, see Costa Rica Credit Facilities below.
(h)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $110 million, $108 million and $130 million for 2021, 2020 and 2019, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash provided by financing activities in our consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our consolidated statements of cash flows.
General Information
At December 31, 2021, all of our outstanding debt had been incurred by one of our four primary “borrowing groups”: C&W, Liberty Puerto Rico, VTR and Costa Rica, except for our Convertible Notes (as described below). Debt associated with our VTR borrowing group, which is part of the Chile JV Entities, is reflected in liabilities associated with assets held for sale on our December 31, 2021 consolidated balance sheet.
Credit Facilities. Each of our borrowing groups has entered into one or more credit facility agreements with certain financial institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:
•.Our credit facilities contain certain net leverage ratios, as specified in the relevant credit facility, which are required to be complied with on an incurrence and/or maintenance basis;
•.Our credit facilities contain certain restrictions which, among other things, restrict the ability of the entities of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions, and (iv) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions, subject to compliance with applicable covenants;
•.Our credit facilities require that certain entities of the relevant borrowing group guarantee the payment of all sums payable under the relevant credit facility and such entities are required to have first-ranking security granted over their shares and, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder;

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

•.In addition to certain mandatory prepayment events, the instructing group of lenders under the relevant credit facility may cancel the commitments thereunder and declare the loans thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the relevant credit facility);
•.Our credit facilities contain certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the instructing group of lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand;
•.Our credit facilities require entities of the relevant borrowing group to observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions; and
•.In addition to customary default provisions, our credit facilities generally include certain cross-default and cross-acceleration provisions with respect to other indebtedness of entities of the relevant borrowing group, subject to agreed minimum thresholds and other customary and agreed exceptions.
Senior and Senior Secured Notes. Our C&W, Liberty Puerto Rico and VTR borrowing groups have issued senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future debt of such issuer and, in the case of our senior secured notes, are senior to all existing and future subordinated debt of each respective issuer within the relevant borrowing group, (ii) contain, in most instances, guarantees from other entities of the relevant borrowing group (as specified in the applicable indenture) and (iii) are secured by pledges over the shares of certain entities of the relevant borrowing group and, in certain instances, over substantially all of the assets of those entities. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:
•.Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain other members of the relevant borrowing group, over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;
•.Our notes contain certain restrictions that, among other things, restrict the ability of the entities of the relevant borrowing group to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, in each case, subject to certain customary and agreed exceptions and (iv) make certain restricted payments to its direct and/or indirect parent companies through dividends, loans or other distributions, subject to compliance with applicable covenants; and
•.If the relevant issuer or certain of its subsidiaries (as specified in the applicable indenture) sell certain assets, such issuer must offer to repurchase the applicable notes at par, or if a change of control (as specified in the applicable indenture) occurs, such issuer must offer to repurchase all of the relevant notes at a redemption price of 101%.
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
Conversion Rights. Subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes), including the Rights Offering (as discussed further below), as of December 31, 2021, the Convertible Notes may be converted at a conversion rate equal to 48.4315 Class C common shares per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $20.65 per Class C common share), the “Conversion Option”. Any conversions of the Convertible Notes may be settled, at the election of the Company, in cash, Class C common shares or a combination thereof.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

In September 2020, we completed a Rights Offering, as further described in note 19, whereby we issued 49,049,073 of our Class C common shares. In connection with the Rights Offering, subject to certain anti-dilution provisions in the indenture governing the Convertible Notes, the conversion rate for the Convertible Notes was adjusted from 44.9767 to 48.4315 Class C common shares per $1,000 principal amount of the Convertible Notes.
The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on January 12, 2024, only under the following circumstances:
•.during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our Class C common shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day;
•.during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our Class C common shares and the conversion rate on each such trading day;
•.if we give notice of redemption, as described below; or
•.upon the occurrence of specified corporate transactions.
On and after January 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of the foregoing circumstances.
We determined the Conversion Option should be bifurcated from the debt host instrument (the Convertible Notes) and accounted for as a separate financial instrument that qualifies for equity classification. Accordingly, we bifurcated the Conversion Option from the Convertible Notes and initially recorded the estimated fair value of $78 million as additional paid-in capital and debt discount. The debt discount is being accreted through interest expense, using the effective interest method, through maturity of the Convertible Notes or when the Conversion Option no longer qualifies for equity classification, if ever. At December 31, 2021, the carrying value of the Convertible Notes was $358 million and the unamortized debt discount on the Convertible Notes was $43 million.
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
We used the net proceeds from the issuance of the Convertible Notes to (i) fund the cost of the Capped Calls, as further described in note 19, and (ii) for other general corporate purposes, including funding a portion of the AT&T Acquisition.
Borrowing Group – Outstanding Debt Instruments
C&W Notes
C&W Borrowing Group Refinancing Transactions. In January 2020, C&W completed a series of transactions contemplated by and permitted under its existing debt agreements (the C&W Borrowing Group Refinancing Transactions) that ultimately

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

resulted in the 2026 C&W Senior Notes and the 2027 C&W Senior Notes (previously issued by C&W Senior Financing Designated Activity Company) instead being directly issued by a wholly-owned subsidiary of C&W, C&W Senior Finance Limited (C&W Senior Finance). In connection with the C&W Borrowing Group Refinancing Transactions, the loans previously made by C&W Senior Financing Designated Activity Company are no longer outstanding. The terms and conditions applicable to the 2026 C&W Senior Notes and the 2027 C&W Senior Notes otherwise remained substantively unchanged. The 2026 C&W Senior Notes were redeemed in 2021.
The details of the outstanding C&W Notes as of December 31, 2021 are summarized in the following table:

			Outstanding principal amount
C&W Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Carrying value (a)
			in millions

2027 C&W Senior Secured Notes	September 7, 2027	5.750%	$495.0	$495.0	$494.0
2027 C&W Senior Notes	September 15, 2027	6.875%	$1,220.0	1,220.0	1,217.5
Total				$1,715.0	$1,711.5
(a)Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.
Redemption Rights. The C&W Notes are subject to certain redemption rights (as specified in the applicable indenture). Some or all of the 2027 C&W Senior Notes and 2027 C&W Senior Secured Notes may be redeemed at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2027 C&W Senior Notes	2027 C&W Senior Secured Notes

12-month period commencing:	September 15	September 7

2022	103.438%	102.875%
2023	101.719%	101.438%
2024	100.859%	100.000%
2025 and thereafter	100.000%	100.000%

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

C&W Credit Facilities
The C&W Credit Facilities are the senior secured credit facilities of certain subsidiaries of C&W. The details of our borrowings under the C&W Credit Facilities as of December 31, 2021 are summarized in the following table:

			Unused borrowing capacity		Outstanding principal amount
C&W Credit Facilities	Maturity	Interest rate	Borrowing currency	US $ equivalent	Borrowing currency	US $ equivalent	Carrying value (a)
			in millions

C&W Revolving Credit Facility (b)	January 30, 2027	LIBOR + 3.25%	$630.0	$630.0	$—	$—	$—
C&W Term Loan B-5 Facility	January 31, 2028	LIBOR + 2.25% (c)	$—	—	$1,510.0	1,510.0	1,494.7
C&W Term Loan B-6 Facility	October 15, 2029	LIBOR + 3.0% (c)	$—	—	$590.0	590.0	579.7
C&W Regional Facilities	various dates ranging from 2022 to 2038	4.74% (d)	(e)	149.3	(f)	351.3	348.6
Total				$779.3		$2,451.3	$2,423.0
(a)Amounts are net of discounts and deferred financing costs, as applicable.
(b)Includes $50 million that matures on June 30, 2023. The C&W Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(c)Subject to a LIBOR floor of 0 basis points.
(d)Represents a weighted average rate for all C&W Regional Facilities.
(e)The unused borrowing capacity on the C&W Regional Facilities comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD denominated revolving credit facilities.
(f)The outstanding principal amount on the C&W Regional Facilities comprise certain U.S. dollar, JMD and East Caribbean dollar denominated credit facilities.
LPR Senior Secured Notes
The details of the outstanding LPR Senior Secured Notes as of December 31, 2021 are summarized in the following table:

			Outstanding principal amount
LPR Senior Secured Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Carrying value (a)
			in millions

2027 LPR Senior Secured Notes (b)	October 15, 2027	6.750%	$1,161.0	$1,161.0	$1,142.4
2029 LPR Senior Secured Notes (b)	July 15, 2029	5.125%	$820.0	820.0	803.8
Total				$1,981.0	$1,946.2
(a)Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(b)The 2027 LPR Senior Secured Notes and 2029 LPR Senior Secured Notes were issued by LCPR Senior Secured Financing. Liberty Mobile is required to consolidate LCPR Senior Secured Financing as a result of certain variable interests in LCPR Senior Secured Financing, of which Liberty Mobile is considered the primary beneficiary. LCPR Senior Secured Financing was created for the primary purpose of facilitating the issuance of certain debt offerings.
Redemption Rights. The LPR Senior Secured Notes are subject to certain redemption rights (as specified in the applicable indenture). LCPR Senior Secured Financing may redeem some or all of the 2027 LPR Senior Secured Notes and 2029 LPR Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date:

	Redemption Price
	2027 LPR Senior Secured Notes	2029 LPR Senior Secured Notes

12-month period commencing:	October 15	July 15

2022	103.375%	N.A.
2023	101.688%	N.A.
2024	100.000%	102.563%
2025	100.000%	101.281%
2026 and thereafter	100.000%	100.000%
LPR Credit Facilities
The LPR Credit Facilities are the senior secured credit facilities of Liberty Puerto Rico. The details of our borrowings under the LPR Credit Facilities as of December 31, 2021 are summarized in the following table:

LPR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value
			in millions

LPR Revolving Credit Facility (a) (b)	March 15, 2027	LIBOR + 3.50%	$172.5	$—	$—
2028 LPR Term Loan	October 15, 2028	LIBOR + 3.75%	—	620.0	620.0
Total			$172.5	$620.0	$620.0
(a)The LPR Revolving Credit Facility was entered into by LCPR Loan Financing, which was created for the primary purpose of facilitating the issuance of certain term loan debt. LCPR is required to consolidate LCPR Loan Financing as a result of certain variable interests in LCPR Loan Financing, for which LCPR is considered the primary beneficiary.
(b)The LPR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Costa Rica Credit Facilities
The details of the Costa Rica Credit Facilities as of December 31, 2021 are summarized in the following table:

			Unused borrowing capacity			Outstanding principal
Costa Rica Credit Facilities	Maturity	Interest rate	Borrowing currency		U.S. $ equivalent	Borrowing currency		U.S. $ equivalent	Carrying value (a)
			in millions

Cabletica Term Loan B-1 Facility	(b)	LIBOR + 5.50% (c)		$—	$—		$276.7	$276.7	$270.1
Cabletica Term Loan B-2 Facility	(b)	TBP + 6.75%	CRC	—	—	CRC	79,635.2	124.0	122.0
Cabletica Revolving Credit Facility (d)	August 1, 2024	LIBOR + 4.25%		$7.0	7.0		$8.0	8.0	8.0
Total					$7.0			$408.7	$400.1
(a)Amounts are net of deferred financing costs.
(b)Under the terms of the credit agreement, Costa Rica is obligated to repay 50% of the outstanding aggregate principal amounts of the Cabletica Term Loan B-1 Facility and the Cabletica Term Loan B-2 Facility on February 1, 2024, with the remaining respective principal amounts due on August 1, 2024, which represents the ultimate maturity date of each facility.
(c)Subject to a LIBOR floor of 75 basis points.
(d)The Cabletica Revolving Credit Facility has a fee on unused commitments of 1.70% per year.
Financing and Refinancing Activity
Borrowings related to significant notes we issued and credit facilities drew down, entered into or amended during 2021, 2020 and 2019 are included in the tables below. Non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
Borrowings during 2021, including activity related to the Chile JV Entities, are as follows:

Borrowing group			Borrowing				Non-cash component
	Instrument	Issued at	Borrowing currency		USD equivalent
			in millions

C&W	C&W Term Loan B-6 Facility	99.25%		$590.0	$590.0		$555.0
C&W	C&W Revolving Credit Facility	N/A		(a)			$—

Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%		$820.0	$820.0		$500.0
Liberty Puerto Rico	2028 LPR Term Loan	100%		$620.0	$620.0		$500.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A		(b)			$—

VTR	2029 VTR Senior Secured Notes	100%		$410.0	$410.0		$60.0
VTR	VTR RCF – A	N/A		$—	$—		$—

Costa Rica (c)	Cabletica Term Loan B-1 Facility	100%		$227.5	$227.5		$—
Costa Rica (c)	Cabletica Term Loan B-2 Facility	100%	CRC	36,457.9	$58.8	N/A	$—
(a)In September 2021, the C&W Revolving Credit Facility was amended to extend the maturity of $580 million in underlying commitments from January 30, 2026 to January 30, 2027.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(b)Total commitments under the LPR Revolving Credit Facility were increased by $48 million during 2021.
(c)Borrowings under the Cabletica Term Loan B-1 Facility and Cabletica Term Loan B-2 Facility were used to fund a portion of the Telefónica Costa Rica Acquisition.
Borrowings during 2020 are as follows:

Borrowing group		Issued at	Borrowing		Non-cash component
	Instrument		Borrowing currency	USD equivalent
			in millions

C&W	C&W Term Loan B-5 Facility	N/A	$1,510.0	$1,510.0	$1,510.0
C&W	2027 C&W Senior Secured Notes Add-on	106%	$150.0	$150.0	$130.0
C&W	C&W Revolving Credit Facility	N/A	$312.5	$312.5	$—

VTR	2028 VTR Senior Secured Notes	100%	$600.0	$600.0	$—
VTR	2028 VTR Senior Notes	100%	$550.0	$550.0	$550.0
VTR	VTR RCF – B	N/A	$92.0	$92.0	$—

Liberty Puerto Rico	2027 LPR Senior Secured Notes Add-on	102.5%	$90.0	$90.0	$—
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$62.5	$62.5	$—
Borrowings during 2019 are as follows:

Borrowing group		Issued at	Borrowing		Non-cash component (a)
	Instrument		Borrowing currency	USD equivalent
			in millions

Liberty Latin America	Convertible Notes	100%	$402.5	$402.5	$—

C&W	2027 C&W Senior Secured Notes	99.195%	$400.0	$400.0	$—
C&W	2027 C&W Senior Notes Add-on A	99.205%	$300.0	$300.0	$—
C&W	2027 C&W Senior Notes Add-on B	103.625%	$220.0	$220.0	$—
C&W	C&W Revolving Credit Facility	100%	$170.0	$170.0	$—

Liberty Puerto Rico	2027 LPR Senior Secured Notes	100%	$1,200.0	$1,200.0	$—
Liberty Puerto Rico	2026 SPV Credit Facility	99%	$1,000.0	$1,000.0	$922.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

During 2021, we made repayments on the following debt instruments, including repayments related to the Chile JV Entities:

Borrowing group		Redemption price	Principal amount repaid			Non-cash component	Loss on debt extinguishment
	Instrument		Borrowing currency		USD equivalent (a)
			in millions

C&W	2026 C&W Senior Notes	103.75%		$500.0	$500.0	$500.0	$24.3
C&W	2027 C&W Senior Secured Notes	103%		$55.0	$55.0	$55.0	$1.7

Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0	$14.3
Liberty Puerto Rico	2027 LPR Senior Secured Notes	103%		$129.0	$129.0	$—	$6.0

VTR	2028 VTR Senior Secured Notes	103%		$120.0	$120.0	$60.0	$4.0
VTR	VTR TLB-1 Facility	100%	CLP	140,900.0	$196.4	$—	$5.6
VTR	VTR TLB-2 Facility	100%	CLP	33,100.0	$46.1	$—	$1.3
(a)Translated at the transaction date, if applicable.
During 2020, we made repayments on the following debt instruments:

Borrowing group		Redemption price	Principal amount repaid		Non-cash component	Loss on debt extinguishment
	Instrument		Borrowing currency	USD equivalent (a)
			in millions

C&W	C&W Term Loan B-4 Facility	100%	$1,640.0	$1,640.0	$1,640.0	$3.4
C&W	C&W Revolving Credit Facility	N/A	$312.5	$312.5	$—	$—

VTR	VTR Finance Senior Notes	100%	$1,260.0	$1,260.0	$550.0	$41.7
VTR	VTR RCF – B	N/A	$92.0	$92.0	$—	$—

Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$62.5	$62.5	$—	$—
(a)Translated at the transaction date, if applicable.
During 2019, we made repayments on the following debt instruments:

Borrowing group		Redemption price	Principal amount repaid		Non-cash component	Loss on debt extinguishment
	Instrument		Borrowing currency	USD equivalent (a)
			in millions

C&W	2019 C&W Senior Notes	100%	£91.0	$120.0	$—	$—
C&W	2022 C&W Senior Notes	105.156%	$265.0	$265.0	$—	$8.8
C&W	2022 C&W Senior Notes	103.438%	$210.0	$210.0	$—	$4.2
C&W	C&W Term Loan B-4 Facility	100%	$235.0	$235.0	$—	$0.6
C&W	C&W Revolving Credit Facility	N/A	$170.0	$170.0	$—	$6.9

Liberty Puerto Rico	LPR Bank Facility (b)	100%	$942.5	$942.5	$922.5	$—
(a)Translated at the transaction date, if applicable.
(b)The LPR Bank Facility represents then outstanding term loans of $850 million and $92.5 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Maturities of Debt
Maturities of our debt as of December 31, 2021 are presented below. The table below excludes the debt of the Chile JV Entities as it has been reflected in liabilities associated with assets held for sale on our December 31, 2021 consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents based on December 31, 2021 exchange rates.

	C&W	Liberty Puerto Rico	Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2022	$104.9	$—	$—	$0.5	$105.4
2023	116.2	—	—	0.6	116.8
2024	68.9	—	408.7	402.8	880.4
2025	146.2	—	—	—	146.2
2026	0.6	—	—	—	0.6
Thereafter	3,827.9	2,601.0	—	—	6,428.9
Total debt maturities	4,264.7	2,601.0	408.7	403.9	7,678.3
Premiums, discounts and deferred financing costs, net	(31.8)	(34.8)	(8.6)	(44.8)	(120.0)
Total debt	$4,232.9	$2,566.2	$400.1	$359.1	$7,558.3
Current portion	$104.9	$—	$—	$0.5	$105.4
Noncurrent portion	$4,128.0	$2,566.2	$400.1	$358.6	$7,452.9
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Event
In January 2022, CWP entered into the CWP Credit Facilities. The 2028 CWP Term Loan A will be used to refinance certain existing term debt of CWP. The 2028 CWP Term Loan B is restricted for use to fund the Claro Panama Acquisition and is subject to certain ticking fees until the Claro Panama Acquisition closing date. The 2027 CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.

(11)    Leases
The following table provides details of our operating lease expense:

	Year ended December 31,
	2021	2020	2019
	in millions

Operating lease expense:
Operating lease cost	$93.1	$52.8	$45.7
Short-term lease cost	21.0	13.5	10.4
Total operating lease expense	$114.1	$66.3	$56.1
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Certain other details of our operating leases are set forth in the tables below.

	December 31,
	2021	2020
	in millions

Operating lease right-of-use assets	$441.0	$328.6
Operating lease liabilities:
Current	$82.0	$63.2
Noncurrent	371.0	269.7
Total operating lease liabilities	$453.0	$332.9

Weighted-average remaining lease term	7.5 years	7.2 years

Weighted-average discount rate	6.2%	5.6%

	Year ended December 31,
	2021	2020	2019
	in millions

Operating cash flows from operating leases	$93.1	$47.0	$46.2
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$211.8	$230.5	$48.0
(a)Represents non-cash transactions associated with operating leases entered into during the year, including (i) $155 million acquired in connection with the Telefónica Costa Rica Acquisition during 2021 and (ii) $196 million acquired in connection with the AT&T Acquisition during 2020.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of December 31, 2021 are presented below. The table below excludes the operating lease liabilities of the Chile JV Entities as they have been reflected in liabilities associated with assets held for sale on our December 31, 2021 consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents (in millions) based on December 31, 2021 exchange rates.

Years ending December 31:
2022	$96.4
2023	84.9
2024	75.9
2025	68.0
2026	58.3
Thereafter	184.6
Total operating lease liabilities on an undiscounted basis	568.1
Present value discount	(115.1)
Present value of operating lease liabilities	$453.0

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(12)    Restructuring Liabilities
Our restructuring charges during 2021, 2020 and 2019 primarily relate to reorganization programs at C&W Caribbean and Networks, VTR and C&W Panama. Current and noncurrent restructuring liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our consolidated balance sheets.
A summary of changes in our restructuring liabilities during 2021, 2020 and 2019 is set forth in the tables below:

	Employee severance and termination	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2021	$3.6	$16.6	$20.2
Restructuring charges	35.1	8.2	43.3
Cash paid	(25.4)	(10.6)	(36.0)
Reclassification to liabilities associated with assets held for sale (a)	(0.4)	(9.6)	(10.0)
Foreign currency translation adjustments	(0.3)	(2.0)	(2.3)
Restructuring liability as of December 31, 2021	$12.6	$2.6	$15.2

Current portion	$6.7	$1.6	$8.3
Noncurrent portion	5.9	1.0	6.9
Total	$12.6	$2.6	$15.2
(a)In connection with the pending formation of the Chile JV, the restructuring liabilities associated with the Chile JV Entities have been included in liabilities associated with assets held for sale on our December 31, 2021 consolidated balance sheet.

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
(a)    Represents an adjustment related to the completion of our purchase price accounting for the UTS Acquisition.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

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

(13)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below.

	Year ended December 31,
	2021	2020	2019
	in millions

Programming and copyright	$441.4	$389.3	$404.8
Interconnect	329.8	257.6	280.0
Equipment and other (a)	418.8	199.1	193.0
Total programming and other direct costs	$1,190.0	$846.0	$877.8
(a)Amounts for 2021, 2020, and 2019 include $302 million, $116 million, and $101 million, respectively, related to equipment cost of goods sold.

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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) and with respect to 2021 and 2020, bonus-related expenses that will be paid in the form of equity.
Our other operating costs and expenses by major category are set forth below:

	Year ended December 31,
	2021	2020	2019
	in millions

Personnel and contract labor	$575.1	$483.6	$500.4
Network-related	318.9	261.4	264.4
Service-related	196.5	161.7	149.9
Commercial	229.4	168.1	172.6
Facility, provision, franchise and other	460.1	359.1	360.5
Share-based compensation expense	118.1	97.5	57.5
Total other operating costs and expenses	$1,898.1	$1,531.4	$1,505.3
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
The components of our loss before income taxes are as follows:

	Year ended December 31,
	2021	2020	2019
	in millions

Domestic (a)	$(85.7)	$(67.3)	$(46.0)
Foreign (b) (c)	(214.9)	(764.4)	(262.6)
Total	$(300.6)	$(831.7)	$(308.6)
(a)Liberty Latin America is considered a stand-alone Bermuda entity.
(b)Amounts for the year ended December 31, 2021 include a goodwill impairment charge of $605 million and a $41 million impairment associated with a cost method investment, both of which occurred at our C&W Caribbean and Networks segment. Amounts for the year ended December 31, 2020, include impairment charges of $177 million and $99 million

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

at our C&W Panama and C&W Caribbean and Networks reporting units. Amounts for the year ended December 31, 2019 include impairment charges at our C&W Panama reporting unit of $182 million, as further described in note 8.
(c)For the year ended December 31, 2021, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, British Virgin Islands, Chile, Costa Rica, Curacao, Jamaica, the Netherlands, Panama, Puerto Rico, Trinidad, U.S. Virgin Islands, the U.K. and the U.S. For the years ended December 31, 2020 and 2019, material jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, Chile, Costa Rica, Jamaica, the Netherlands, Panama, Puerto Rico, Trinidad, the U.K. and the U.S.
Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2021:
Domestic	$—	$—	$—
Foreign	(85.5)	(104.0)	(189.5)
Total	$(85.5)	$(104.0)	$(189.5)
Year ended December 31, 2020:
Domestic	$—	$—	$—
Foreign	(35.9)	63.7	27.8
Total	$(35.9)	$63.7	$27.8
Year ended December 31, 2019:
Domestic	$—	$—	$—
Foreign	65.5	34.7	100.2
Total	$65.5	$34.7	$100.2
Income tax benefit (expense) attributable to our earnings (loss) before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2021	2020	2019
	in millions

Computed expected tax benefit (a)	$—	$—	$—
Permanent differences (b)	(13.6)	(17.7)	(13.9)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	1.4	0.5	19.9
Increases in valuation allowances	(321.6)	(223.0)	(60.9)
Expiration of deferred tax assets with full valuation allowance	(129.5)	—	—
International rate differences (a) (c)	82.2	180.7	56.0
Changes in uncertain tax positions	(1.0)	33.4	161.7
Enacted tax law and rate changes (d) (e) (f)	416.1	149.4	11.3
Effect of non-deductible goodwill impairments	(201.2)	(70.3)	(43.8)
Withholding tax	(23.4)	(40.0)	(15.8)
Other, net	1.1	14.8	(14.3)
Total income tax benefit (expense)	$(189.5)	$27.8	$100.2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(a)On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where the company is exempt from income taxes on ordinary income and capital gains, and therefore has a “statutory” or “expected” tax rate of 0% in 2021, 2020, and 2019. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable rates, resulting in “international rate differences,” as shown in the table above that reflect the computed tax benefit (expense) of pre-tax book income (loss) in the respective taxable jurisdiction.
(b)Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as Caribbean Community (CARICOM) treaty income, limitations on deductible management fees, or executive compensation, among others.
(c)The 2021 corporate tax rates applicable to our primary material jurisdictions are as follows: Bahamas, 0%; Barbados, 1% to 5.5%; British Virgin Islands, 0%; Chile, 27%; Costa Rica, 30%; Curacao, 22%; Jamaica, 33.33%; the Netherlands, 25.8%; Panama, 25%; Puerto Rico, 37.5%; Trinidad, 30%; U.S. Virgin Islands, 23.10%; the U.K. 19% and the U.S., 21%.
(d)On June 10, 2021, the United Kingdom Finance Bill of 2021 enacted an increase in the main corporate tax rate to 25%, with effect from April 1, 2023. While deferred tax assets were re-valued as of enactment, there is a net nil tax impact of this on total tax result due to a full valuation allowance on all deferred tax items in the U.K.
(e)On September 14, 2021, legislation was enacted in Colombia. Changes include an increase in the corporate income tax to 35% from January 1, 2022. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the third quarter of 2021 when the change in law was enacted.
(f)On December 27, 2021, the Netherlands enacted legislation increasing the top corporate income tax rate to 25.8%. with effect from January 1, 2022. While deferred tax assets were re-valued, there is a net nil tax impact of this on total tax result due to a full valuation allowance on all deferred tax items in the Netherlands.
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2021	2020
	in millions

Deferred tax assets	$25.1	$41.9
Deferred tax liabilities	(696.3)	(575.4)
Net deferred tax liability	$(671.2)	$(533.5)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2021	2020
	in millions
Deferred tax assets:
Net operating losses, credits and other carryforwards	$2,439.1	$2,085.8
Deferred revenue	19.3	16.8
Unrealized gains and losses	9.9	24.8
Accrued expenses	—	15.5
Other future deductible amounts	0.1	2.4
Deferred tax assets	2,468.4	2,145.3
Valuation allowance	(1,940.3)	(1,630.9)
Deferred tax assets, net of valuation allowance	528.1	514.4
Deferred tax liabilities:
Investments	(221.5)	(161.2)
Intangible assets	(690.7)	(618.0)
Property and equipment, net	(286.2)	(266.3)
Un-remitted foreign earnings	(0.8)	(2.4)
Accrued expenses	(0.1)	—
Deferred tax liabilities	(1,199.3)	(1,047.9)
Net deferred tax liability	$(671.2)	$(533.5)
The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2021	2020	2019
	in millions

Balance at January 1	$1,630.9	$1,402.8	$1,308.9
Net tax expense related to operations	321.6	223.0	60.9
Translation adjustments	(9.1)	0.3	8.8
Business acquisitions and other	(3.1)	4.8	24.2
Balance at December 31	$1,940.3	$1,630.9	$1,402.8

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards at December 31, 2021 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,988.3	$1,247.1	Indefinite
Amount attributable to net operating losses	1,411.7	352.9	Indefinite
Barbados	1,071.1	27.2	2022 - 2028
Jamaica	413.8	137.8	Indefinite
Curacao	175.2	40.4	2022 - 2031
Puerto Rico	174.1	38.3	2024 - 2028
U.S.	121.3	30.3	2025 - 2037
U.S. Virgin Islands	37.6	8.7	2033-Indefinite
Colombia	20.8	7.3	2033-Indefinite
Other	40.5	11.3	Various
Total	$8,454.4	$1,901.3
As of December 31, 2021, a valuation allowance of $1,817 million has been recorded on the net operating loss carryforwards where we do not expect to generate future taxable income, or where certain losses may be limited in use due to change in control or same-business tests.
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
In 2021 and 2020, we have foreign tax credit carryforwards of $13 million and $24 million, respectively, which are available in the U.S. Substantially all credits not utilized will expire at the end of 2031. Other credit carry forwards at the end of 2021 and 2020, in the amounts of $52 million and $50 million, respectively, predominantly represent alternative minimum tax credits attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration.
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
In general, tax returns filed by, or that include, entities comprising Liberty Latin America for years prior to 2009 are no longer subject to examination by tax authorities. We are currently undergoing income tax audits in Chile and Trinidad and

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Tobago and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.
The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2021	2020	2019
	in millions

Balance at January 1	$32.0	$64.1	$249.0
Additions for tax positions of prior years	1.0	2.6	20.3
Effects of business acquisitions	—	—	3.1
Additions based on tax positions related to the current year	—	1.6	1.0
Lapse of statute of limitations	(3.4)	(16.7)	(2.7)
Foreign currency translation	(2.4)	(0.8)	(11.5)
Decrease for settlement with tax authorities	(3.9)	—	(42.0)
Reductions for tax positions of prior years	—	(18.8)	(153.1)
Reclassification to liabilities associated with assets held for sale	(11.3)	—	—
Balance at December 31	$12.0	$32.0	$64.1
No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.
As of December 31, 2021, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.
During 2022, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2021. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2022. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2022.
During 2021, 2020 and 2019, our income tax benefit (expense) includes interest income (expense) of ($1 million),$2 million and $33 million, respectively, representing the net accrual of interest and penalties incurred during the respective period. Our other long-term liabilities include accrued interest and penalties of $13 million and $13 million at December 31, 2021 and 2020, respectively.

(16)    Pension Plans
Defined Benefit Plans
We maintain various funded defined benefit plans for certain current and past employees, including (i) the CWSF, which is C&W’s largest defined benefit plan, (ii) plans in the Bahamas, Jamaica, Barbados, Curacao and Puerto Rico and (iii) certain other defined benefit arrangements in the U.K., which are governed by individual trust deeds. These defined benefit plans are closed to new entrants, and existing participants do not accrue any additional benefits.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2021	2020
	in millions

Other assets, net	$218.8	$210.2
Other long-term liabilities	(216.4)	(272.2)
Net pension asset (liability)	$2.4	$(62.0)
The table below provides summary information for our defined benefit plans:

	December 31,
	2021	2020
	in millions

Projected benefit obligations (a)	$(2,289.5)	$(2,480.5)
Fair value of plan assets (b)	2,291.9	2,418.5
Net pension asset (liability)	$2.4	$(62.0)
(a)The weighted average discount rate used in determining our benefit obligations was 2.8% and 2.4% at December 31, 2021 and 2020, respectively. A 1.0% increase or decrease in the weighted average discount rate would have a ($142 million) or $182 million impact, respectively, on the projected benefit obligations, net of the annuity insurance policies (as described further below).
(b)Our plan assets primarily comprise investments in debt securities, equity securities and insurance contracts. The fair value of plan assets at December 31, 2021 includes $952 million, $209 million and $1,131 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 6). The fair value of plan assets at December 31, 2020 includes $969 million, $212 million and $1,238 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively.
At December 31, 2021, approximately 65% of the CWSF’s liabilities, 66% of the Jamaican plan’s liabilities and 100% of the UTS liabilities are covered through the purchase of insurance annuity policies, the payments from which match the corresponding obligations to employees. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.
During 2021, 2020 and 2019, our net periodic pension cost was $4 million, $3 million and $1 million, respectively.
Defined Contribution Plans
We have established various defined contribution benefit plans for our employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $16 million, $14 million and $13 million during 2021, 2020 and 2019, respectively.

(17)    Share-based Compensation
Equity Incentive Plans
In 2017, we adopted the Employee Incentive Plan and the Nonemployee Director Incentive Plan, under which options, SARs, RSUs, cash awards, performance awards or any combination of the foregoing may be granted. The maximum number of Liberty Latin America common shares that may be issued under the Employee Incentive Plan and the Nonemployee Director Incentive Plan is 75 million (of which no more than 10 million shares may consist of Class B shares) and 5 million, respectively, in each case subject to anti-dilution and other adjustment provisions in the respective plans. Liberty Latin America

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

common shares issuable pursuant to awards will be made available from either authorized but unissued shares or shares that have been issued but reacquired by Liberty Latin America.
Prior to 2020, RSUs and SARs granted under the Employee Incentive Plan generally vested 12.5% on the seven-month anniversary of the grant date and then vested at a rate of 6.25% each quarter thereafter over a four year term. Awards granted in 2020 vest 33.3% on the anniversary of the grant date over a three year vesting term. All SARs granted under the Employee Incentive Plan expire seven years after the grant date, other than SARs granted in 2021, which expire ten years after the grant date, and may be granted with an exercise price at or above the fair market value of the shares on the date of grant in any class of common shares. RSUs issued under the Nonemployee Director Incentive Plan vest on the first anniversary of the grant date.
Our share-based compensation expense includes amounts related to share-based incentive awards held by our employees and employees of our subsidiaries.
The following table summarizes certain information related to share-based incentive awards granted:

	Year ended December 31,
Assumptions used to estimate fair value of SARs and PSARs:	2021	2020	2019

Risk-free interest rate	0.8 - 1.4%	0.2 - 0.9%	1.7 - 2.4%
Expected life	6.0 - 10.0 years	4.5 - 7.0 years	4.6 - 7.0 years
Expected volatility	36.9 - 46.8%	48.1 - 90.6%	33.1 - 36.4%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
SARs	$6.43	$5.39	$6.86
PSARs	$6.88	$—	$—
RSUs	$13.96	$10.07	$19.75
PSUs	$11.57	$—	$16.95
Income tax benefit related to share-based compensation (in millions)	$8.7	$4.9	$3.8
As of December 31, 2021, we have $116 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 2.1 years.
Performance Awards
The following is a summary of the material     terms and conditions with respect to our performance-based awards for certain executive officers and key employees.
PSUs
In early 2020, our compensation committee approved the 2020 PSUs, which represent the right to receive one Liberty Latin America Class A or Class C common share, as applicable, subject to performance and vesting. Because of the COVID-19 pandemic, and the difficulty in providing clarity on our then expected results over a two-year performance period for the 2020 PSUs, the compensation committee decided in July 2020 to delay the setting of the performance target for the 2020 PSUs in order for the compensation committee to have better visibility of the impacts of the pandemic on the long-range plans of Liberty Latin America. As a result of this delay in setting the performance targets, no targets were communicated to award recipients, and as such, a grant date for accounting purposes was not considered to have occurred. On February 19, 2021, in light of the ongoing COVID-19 pandemic, the compensation committee reevaluated, reset and communicated the financial and operational targets for earning the 2020 PSUs thereby establishing a grant date for the 2020 PSUs. The performance criteria is based upon the achievement of an Adjusted OIBDA CAGR during the period from January 1, 2021 through December 31, 2021. The earned 2020 PSUs will vest 50% on each of March 15 and September 15 of 2022.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

PSARs
2021 PSARs. During 2021, certain key employees received the 2021 PSARs. Each award represents the right to receive a payment in shares or, if the compensation committee so determines, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs, have a term of ten years, a performance period from January 1, 2021 and ending December 31, 2023 and will vest on March 16, 2024 based on the continued employment of the recipient through this date. The 2021 PSARs include performance conditions based on the achievement of individual qualitative objectives during the performance period. During 2021, we granted 2,733,325 Class A PSARs and 5,466,675 Class C PSARs, all of which are outstanding as of December 31, 2021.
Liability-Based Awards
Beginning in 2020, our share-based compensation expense includes estimated bonus-related expenses paid in the form of equity. Accordingly, such expenses have been included in share-based compensation expense effective January 1, 2020 and are being accounted for using the liability-based method.
Modification
Prior to January 1, 2018, certain of our employees received share-based incentive awards in shares of Liberty Global that had a legal life of seven years. During 2020, the expiration period for certain of these awards related to Liberty Global shares held by our employees was extended from 7 years to 10 years, which resulted in incremental expense of $7 million.
Share-based Incentive Awards
The following tables summarize the share-based incentive award activity during 2021 with respect to Liberty Latin America awards held by our employees and our Directors.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares			in years	in millions
Outstanding at January 1, 2021	5,256,066	$17.20
Granted	1,922,255	$13.97
Forfeited	(638,760)	$18.97
Exercised	(152,804)	$10.42
Outstanding at December 31, 2021	6,386,757	$16.21	5.5	$2.2
Exercisable at December 31, 2021	2,886,115	$19.62	3.5	$0.7

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares			in years	in millions
Outstanding at January 1, 2021	10,509,732	$17.22
Granted	3,844,510	$14.07
Forfeited	(1,270,961)	$18.90
Exercised	(310,470)	$10.47
Outstanding at December 31, 2021	12,772,811	$16.27	5.5	$3.3
Exercisable at December 31, 2021	5,771,891	$19.65	3.5	$1.0

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares			in years
Outstanding at January 1, 2021	455,252	$12.83
Granted (a)	1,548,992	$13.88
Forfeited	(70,577)	$13.28
Released from restrictions (a)	(800,047)	$14.02
Outstanding at December 31, 2021	1,133,620	$13.40	2.6
(a)During March 2021, we granted 0.6 million shares of Class A RSUs that vested immediately in settlement of certain bonus liabilities relating to the year ended December 31, 2020, which are included in the amounts presented in the table.

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares			in years
Outstanding at January 1, 2021	910,251	$12.87
Granted (a)	3,204,589	$14.00
Forfeited	(150,940)	$13.19
Released from restrictions (a)	(1,696,929)	$14.09
Outstanding at December 31, 2021	2,266,971	$13.54	1.9
(a)During March 2021, we granted 1.2 million shares of Class C RSUs that vested immediately in settlement of certain bonus liabilities relating to the year ended December 31, 2020, which are included in the amounts presented in the table.

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class A shares			in years
Outstanding at January 1, 2021	344,428	$16.97
Granted	645,704	$11.76
Forfeited	(102,936)	$14.36
Released from restrictions	(292,530)	$16.92
Outstanding at December 31, 2021	594,666	$11.79	0.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
PSUs – Class C shares			in years
Outstanding at January 1, 2021	718,837	$16.21
Granted	1,347,552	$11.48
Forfeited	(214,904)	$14.08
Released from restrictions	(610,450)	$16.65
Outstanding at December 31, 2021	1,241,035	$11.23	0.7

(18)    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included in our consolidated balance sheets and statements of equity reflects the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive loss, net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive loss	Non-controlling interests	Total accumulated other comprehensive loss
	in millions

Balance at January 1, 2019	$(29.8)	$13.5	$(16.3)	$(8.5)	$(24.8)
Other comprehensive earnings	4.3	(2.8)	1.5	(0.3)	1.2
Balance at December 31, 2019	(25.5)	10.7	(14.8)	(8.8)	(23.6)
Other comprehensive loss	(117.7)	6.9	(110.8)	(0.8)	(111.6)
Balance at December 31, 2020	(143.2)	17.6	(125.6)	(9.6)	(135.2)
Other comprehensive earnings	5.7	30.2	35.9	(0.9)	35.0
Balance at December 31, 2021	$(137.5)	$47.8	$(89.7)	$(10.5)	$(100.2)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive loss. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net, of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2021:
Foreign currency translation adjustments	$4.8	$—	$4.8
Pension-related adjustments and other	34.4	(4.2)	30.2
Other comprehensive earnings	39.2	(4.2)	35.0
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	—	0.9
Other comprehensive earnings attributable to Liberty Latin America shareholders	$40.1	$(4.2)	$35.9

Year ended December 31, 2020:
Foreign currency translation adjustments	$(118.5)	$—	$(118.5)
Pension-related adjustments and other	4.9	2.0	6.9
Other comprehensive loss	(113.6)	2.0	(111.6)
Other comprehensive loss attributable to noncontrolling interests (a)	0.8	—	0.8
Other comprehensive loss attributable to Liberty Latin America shareholders	$(112.8)	$2.0	$(110.8)

Year ended December 31, 2019:
Foreign currency translation adjustments	$1.8	$—	$1.8
Pension-related adjustments and other	(1.5)	0.9	(0.6)
Other comprehensive earnings	0.3	0.9	1.2
Other comprehensive loss attributable to noncontrolling interests (a)	0.3	—	0.3
Other comprehensive earnings attributable to Liberty Latin America shareholders	$0.6	$0.9	$1.5
(a)Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments and pension-related adjustments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(19)    Equity
Share Capital
A summary of the changes in our share capital during 2021, 2020 and 2019 is set forth in the table below:

	Class A	Class B	Class C

Balance at January 1, 2019	48,501,803	1,935,949	130,526,158
Issued in connection with share-based compensation plans	292,486	—	596,153
Issued in connection with 401(k) company match	—	—	59,060
Conversion of Class B to Class A	1,263	(1,263)	—
Balance at December 31, 2019	48,795,552	1,934,686	131,181,371

Balance at January 1, 2020	48,795,552	1,934,686	131,181,371
Rights Offering	—	—	49,049,074
Repurchase of Liberty Latin America common shares	(293,816)	—	(673,158)
Issued in connection with share-based compensation plans	505,549	—	1,460,334
401(k) match	—	—	96,145
Conversion of Class B to Class A	2,300	(2,300)	—
Balance at December 31, 2020	49,009,585	1,932,386	181,113,766

Balance at January 1, 2021	49,009,585	1,932,386	181,113,766
Repurchase of Liberty Latin America common shares	(4,351,300)	—	(699,800)
Issued in connection with share-based compensation plans	823,089	—	1,772,686
401(k) match	—	—	83,974
Conversion of Class B to Class A	1,479	(1,479)	—
Balance at December 31, 2021	45,482,853	1,930,907	182,270,626
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
Contribution from noncontrolling interest owners
During 2021, we received an equity contribution of $47 million from the noncontrolling interest owner of Cabletica, the proceeds of which were used to partially fund the Telefónica Costa Rica Acquisition. This contribution represented their pro-rata share of the equity portion of the purchase price for the Telefónica Costa Rica Acquisition, and has been reflected as a contribution from noncontrolling interest owners in our consolidated statement of equity, and as a financing activity in our consolidated statement of cash flows.
Share Repurchase Program
On March 16, 2020, our Directors approved the Share Repurchase Program, which authorizes us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares from time to time in open market

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. At December 31, 2021, the remaining amount authorized for share repurchases was $26 million. On February 22, 2022, our Directors approved a new Share Repurchase Program. The new program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024.
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
Capped Calls
In connection with the issuance of our Convertible Notes, Liberty Latin America entered into the Capped Calls, which are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls cover the number of the Company’s Class C common shares underlying the Convertible Notes, or 19.5 million of Class C common shares, as adjusted for the impact of the Rights Offering as described below. The Capped Calls had an initial strike price of $22.2337 per Class C common share and an initial cap price of $31.7625 per Class C common share, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, and expire on July 15, 2024. Following the completion of the Rights Offering, the strike price of the Capped Calls is $20.65 per Class C common share and the cap price per Class C common share ranges from $28.00 to $29.50. The Capped Calls are not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts are indexed to our Class C common shares and therefore classified within shareholders’ equity. The aggregate premiums paid for the Capped Calls of $46 million are included in additional paid-in capital in our 2019 consolidated statement of equity.
Conversion Option – Convertible Notes
In connection with the issuance of the Convertible Notes, we recorded $77 million in additional paid-in capital in our consolidated statement of equity for the Conversion Option, which represents the fair value of the Conversion Option at issuance less $1 million of allocated transaction fees and costs. For additional information, see notes 6 and 10.
Noncontrolling interests
During 2019, we completed the UTS NCI Acquisition, whereby we increased our ownership interest in UTS from 87.5% to 100.0%. We paid $5 million and $6 million in 2019 and 2020, respectively, related to the UTS NCI Acquisition.

(20)    Commitments and Contingencies
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties, and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

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
As of December 31, 2021, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Costa Rica.
Prior to 2021, VTR and Cabletica were collectively one operating segment. As a result of organizational changes during the first quarter of 2021, these operations became separate operating segments. Following the Telefónica Costa Rica Acquisition on August 9, 2021 (as further described in note 4), Cabletica and Telefónica Costa Rica now comprise our operating and reportable segment referred to herein as “Costa Rica.”
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
December 31, 2021, 2020 and 2019

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
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly owned, we include 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Costa Rica and certain subsidiaries of C&W are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Revenue
	Year ended December 31,
	2021	2020	2019
	in millions

C&W Caribbean and Networks	$1,751.2	$1,706.8	$1,812.8
C&W Panama	547.6	500.2	582.7
Liberty Puerto Rico	1,456.7	624.1	412.1
VTR	787.5	809.0	941.1
Costa Rica	256.2	140.0	132.7
Corporate	21.6	2.7	—
Intersegment eliminations	(21.8)	(18.2)	(14.4)
Total	$4,799.0	$3,764.6	$3,867.0

	Adjusted OIBDA
	Year ended December 31,
	2021	2020	2019
	in millions

C&W Caribbean and Networks	$747.2	$713.2	$732.1
C&W Panama	200.1	177.2	227.6
Liberty Puerto Rico	594.8	276.9	203.2
VTR	259.6	307.0	381.7
Costa Rica	80.2	54.9	51.9
Corporate	(52.9)	(44.5)	(55.1)
Total	$1,829.0	$1,484.7	$1,541.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The following table provides a reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes:

	Year ended December 31,
	2021	2020	2019
	in millions

Total Adjusted OIBDA	$1,829.0	$1,484.7	$1,541.4
Share-based compensation expense	(118.1)	(97.5)	(57.5)
Depreciation and amortization	(964.7)	(918.7)	(889.9)
Impairment, restructuring and other operating items, net	(665.0)	(375.3)	(268.2)
Operating income	81.2	93.2	325.8
Interest expense	(527.4)	(533.4)	(499.2)
Realized and unrealized gains (losses) on derivative instruments, net	564.1	(352.7)	(17.2)
Foreign currency transaction gains (losses), net	(319.6)	1.2	(112.5)
Losses on debt modification and extinguishment, net	(57.2)	(45.1)	(19.8)
Other income (expense), net	(41.7)	5.1	14.3
Loss before income taxes	$(300.6)	$(831.7)	$(308.6)
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

	Year ended December 31,
	2021	2020	2019
	in millions

C&W Caribbean and Networks	$268.2	$246.8	$305.8
C&W Panama	88.9	70.4	89.7
Liberty Puerto Rico	219.2	97.3	88.0
VTR	199.1	172.2	203.7
Costa Rica	45.0	24.2	19.0
Corporate	35.5	20.2	15.3
Total property and equipment additions	855.9	631.1	721.5
Assets acquired under capital-related vendor financing arrangements	(100.5)	(99.1)	(96.1)
Acquisition of intangible assets (a)	—	7.8	—
Assets acquired under finance leases	—	—	(0.2)
Changes in current liabilities related to capital expenditures	(19.1)	26.0	(36.1)
Total capital expenditures	$736.3	$565.8	$589.1
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
December 31, 2021, 2020 and 2019

segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.
Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below and includes the following categories:
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
December 31, 2021, 2020 and 2019

	Year ended December 31, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate (a)	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$132.1	$25.9	$156.7	$294.4	$74.5	$—	$—	$683.6
Broadband internet	273.2	44.9	253.3	313.4	59.6	—	—	944.4
Fixed-line telephony	68.1	17.1	28.2	77.3	4.4	—	—	195.1
Total subscription revenue	473.4	87.9	438.2	685.1	138.5	—	—	1,823.1
Non-subscription revenue	43.4	9.5	19.3	14.9	6.2	—	(0.1)	93.2
Total residential fixed revenue	516.8	97.4	457.5	700.0	144.7	—	(0.1)	1,916.3
Residential mobile revenue:
Service revenue	300.2	155.9	486.9	48.0	70.4	—	—	1,061.4
Interconnect, inbound roaming, equipment sales and other (b)	55.1	44.5	254.4	7.3	27.1	21.6	(0.2)	409.8
Total residential mobile revenue	355.3	200.4	741.3	55.3	97.5	21.6	(0.2)	1,471.2
Total residential revenue	872.1	297.8	1,198.8	755.3	242.2	21.6	(0.3)	3,387.5
B2B revenue:
Service revenue (c)	614.6	249.8	220.4	32.2	14.0	—	(4.0)	1,127.0
Subsea network revenue	264.5	—	—	—	—	—	(17.5)	247.0
Total B2B revenue	879.1	249.8	220.4	32.2	14.0	—	(21.5)	1,374.0
Other revenue (d)	—	—	37.5	—	—	—	—	37.5
Total	$1,751.2	$547.6	$1,456.7	$787.5	$256.2	$21.6	$(21.8)	$4,799.0
(a)Amount relates to services we now provide for mobile handset insurance following the AT&T Acquisition.
(b)The total amount includes $100 million of inbound roaming revenue and $219 million of revenue from sales of mobile handsets and other devices.
(c)The total amount includes $33 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
(d)Amount relates to revenue received from the FCC primarily related to Liberty Mobile following the closing of the AT&T Acquisition.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Year ended December 31, 2020
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$142.4	$27.8	$147.2	$291.5	$79.1	$—	$—	$688.0
Broadband internet	250.0	39.0	204.7	331.3	51.4	—	—	876.4
Fixed-line telephony	74.6	18.8	25.5	73.5	3.7	—	—	196.1
Total subscription revenue	467.0	85.6	377.4	696.3	134.2	—	—	1,760.5
Non-subscription revenue	42.2	11.8	17.7	18.5	5.8	—	—	96.0
Total residential fixed revenue	509.2	97.4	395.1	714.8	140.0	—	—	1,856.5
Residential mobile revenue:
Service revenue	294.1	160.1	82.9	55.7	—	—	—	592.8
Interconnect, inbound roaming, equipment sales and other (a)	44.4	41.0	50.6	8.2	—	2.7	—	146.9
Total residential mobile revenue	338.5	201.1	133.5	63.9	—	2.7	—	739.7
Total residential revenue	847.7	298.5	528.6	778.7	140.0	2.7	—	2,596.2
B2B revenue:
Service revenue (b)	600.4	201.7	89.8	30.3	—	—	(4.1)	918.1
Subsea network revenue	258.7	—	—	—	—	—	(14.1)	244.6
Total B2B revenue	859.1	201.7	89.8	30.3	—	—	(18.2)	1,162.7
Other revenue	—	—	5.7	—	—	—	—	5.7
Total	$1,706.8	$500.2	$624.1	$809.0	$140.0	$2.7	$(18.2)	$3,764.6
(a)The total amount includes $27 million of inbound roaming revenue and $68 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $18 million of revenue from sales of mobiles handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Year ended December 31, 2019
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$150.1	$31.0	$140.9	$346.4	$75.7	$—	$744.1
Broadband internet	225.1	34.9	175.0	366.7	45.3	—	847.0
Fixed-line telephony	79.5	22.4	23.4	98.2	2.5	—	226.0
Total subscription revenue	454.7	88.3	339.3	811.3	123.5	—	1,817.1
Non-subscription revenue	47.5	14.5	21.7	25.1	9.2	—	118.0
Total residential fixed revenue	502.2	102.8	361.0	836.4	132.7	—	1,935.1
Residential mobile revenue:
Service revenue	339.1	183.8	—	62.7	—	—	585.6
Interconnect, inbound roaming, equipment sales and other (a)	65.3	56.8	—	12.0	—	—	134.1
Total residential mobile revenue	404.4	240.6	—	74.7	—	—	719.7
Total residential revenue	906.6	343.4	361.0	911.1	132.7	—	2,654.8
B2B revenue:
Service revenue (b)	659.3	239.3	51.1	30.0	—	(4.2)	975.5
Subsea network revenue	246.9	—	—	—	—	(10.2)	236.7
Total B2B revenue	906.2	239.3	51.1	30.0	—	(14.4)	1,212.2
Other revenue	—	—	—	—	—	—	—
Total	$1,812.8	$582.7	$412.1	$941.1	$132.7	$(14.4)	$3,867.0
(a)The total amount includes $37 million of inbound roaming revenue and $43 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $26 million of revenue from sales of mobiles handsets and other devices.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

Geographic Markets
The revenue from third-party customers for our geographic markets is set forth in the table below.

	Year ended December 31,
	2021	2020	2019
	in millions

Puerto Rico	$1,402.5	$611.0	$410.5
Chile	787.5	809.0	941.1
Panama	545.4	497.8	580.4
Jamaica	402.0	375.5	383.3
Networks & Latam (a)	355.8	349.4	346.4
Costa Rica	255.9	139.9	132.7
The Bahamas	189.9	181.1	207.3
Trinidad and Tobago	158.2	160.6	161.3
Barbados	141.6	139.2	150.2
Curacao	137.9	143.9	124.6
Other (b)	422.3	357.2	429.2
Total	$4,799.0	$3,764.6	$3,867.0
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

The long-lived assets of our geographic markets are set forth below:

	December 31,
	2021	2020
	in millions

Puerto Rico	$1,165.3	$1,070.4
Networks & LatAm (a)	675.6	721.7
Panama	351.4	354.8
Jamaica	349.0	360.5
The Bahamas	323.9	342.4
Trinidad and Tobago	220.3	214.5
Barbados	175.5	185.2
Costa Rica	216.1	67.4
Curacao	152.6	161.5
Chile (b)	—	743.8
Other (c)	538.7	529.2
Total	$4,168.4	$4,751.4
(a)Represents long-lived assets related to C&W’s subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in Latin America and the Caribbean
(b)Long-lived assets for Chile as of December 31, 2021 have been reflected in assets held for sale on the consolidated balance sheet. For additional information see note 9.
(c)The amounts primarily include long-lived assets of C&W’s other operations, which are primarily located in the Caribbean, and to a lesser extent, in Latin America.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

(22)     Parent Company Financial Information

	December 31,
	2021	2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$72.5	$193.3
Other receivables – related-party	138.2	122.1
Prepaid expenses	1.7	0.7
Other current assets	3.4	3.4
Total current assets	215.8	319.5

Long-term notes receivable – related-party	—	46.7
Investments in consolidated subsidiaries	2,450.4	2,654.2
Other assets, net	—	0.2
Total assets	$2,666.2	$3,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party loan payable	$36.1	$29.8
Related-party liabilities	25.9	25.9
Accrued liabilities and other	10.5	11.5
Total current liabilities	72.5	67.2

Long-term debt and finance lease obligations, net	357.7	342.0
Total liabilities	430.2	409.2

Shareholders’ equity:
Class A, $0.01 par value; 500,000,000 shares authorized; 50,127,969 and 45,482,853 shares issued and outstanding, respectively, at December 31, 2021; 49,303,401 and 49,009,585 shares issued and outstanding, respectively, at December 31, 2020	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,930,907 shares issued and outstanding at December 31, 2021 and 1,932,386 shares issued and outstanding at December 31, 2020	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 183,643,584 and 182,270,626 shares issued and outstanding, respectively, at December 31, 2021; 181,786,924 and 181,113,766 shares issued and outstanding, respectively, at December 31, 2020	1.8	1.8
Treasury shares, at cost; 6,018,074 and 966,974 shares, respectively	(74.0)	(9.5)
Additional paid-in capital	5,075.3	4,982.0
Accumulated deficit	(2,677.9)	(2,237.8)
Accumulated other comprehensive loss, net of taxes	(89.7)	(125.6)
Total shareholders’ equity	2,236.0	2,611.4
Total liabilities and shareholders’ equity	$2,666.2	$3,020.6

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Year ended December 31,
	2021	2020	2019
	in millions
Operating costs and expenses:
Other operating costs and expenses	$11.2	$11.9	$11.8
Related-party charges and other operating items, net	37.3	33.1	23.8
Operating loss	(48.5)	(45.0)	(35.6)
Non-operating income (expense):
Interest expense	(23.8)	(22.0)	(10.9)
Other income, net	0.6	1.7	5.2
	(23.2)	(20.3)	(5.7)
Loss before equity in losses of consolidated subsidiaries	(71.7)	(65.3)	(41.3)
Equity in losses of consolidated subsidiaries, net	(368.4)	(616.9)	(64.8)
Net loss	$(440.1)	$(682.2)	$(106.1)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2021, 2020 and 2019

	Year ended December 31,
	2021	2020	2019
	in millions
Cash flows from operating activities:
Net loss	$(440.1)	$(682.2)	$(106.1)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of consolidated subsidiaries, net	368.4	616.9	64.8
Share-based compensation expense	2.3	2.7	1.3
Amortization of debt financing costs	15.7	14.8	7.2
Changes in operating assets and liabilities	124.6	(8.2)	38.2
Net cash provided (used) by operating activities	70.9	(56.0)	5.4

Cash flows from investing activities:
Capital expenditures	—	—	(5.1)
Investments in and advances to consolidated subsidiaries	(128.7)	(511.7)	(5.1)
Net cash used by investing activities	(128.7)	(511.7)	(10.2)

Cash flows from financing activities:
Borrowings of third-party debt	—	—	402.5
Repayments of related-party debt	—	(101.1)	—
Capped calls	—	—	(45.6)
Repurchase of Liberty Latin America Shares	(63.0)	(9.5)	—
Issuance of Liberty Latin America common shares, net	—	347.0	—
Borrowings of related-party debt	—	—	123.4
Other financing activities, net	—	—	(0.8)
Net cash provided (used) by financing activities	(63.0)	236.4	479.5

Net increase (decrease) in cash, cash equivalents and restricted cash	(120.8)	(331.3)	474.7

Cash, cash equivalents and restricted cash:
Beginning of year	193.3	524.6	49.9
End of year	$72.5	$193.3	$524.6

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2022 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2022.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Denver CO
Auditor Firm ID: 185
We intend to file our definitive proxy statement for our 2022 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before May 2, 2022.
III-1

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)    FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-57 of this Annual Report on Form 10-K.
(a) (2)    FINANCIAL STATEMENT SCHEDULES
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.
(a) (3)    EXHIBITS
Listed below are the exhibits filed as part of this Annual Report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Master Transaction Agreement, dated September 29, 2021, by and among Liberty Latin America, Ltd., LLA UK Holdco Limited Sercotel, S.A. de C.V., Controladora de Servicios de Telecomunicaciones, S.A. de C.V., América Móvil, S.A.B. de C.V. and Claro Chile, S.A. (incorporated by reference to Exhibit 2.1 to Liberty Latin America's Current Report on Form 8-K filed on October 5, 2021 (File No. 001-38335)).***

3.1
Memorandum of Association of Liberty Latin America (incorporated by reference to Exhibit 3.1 to Liberty Latin America’s Registration Statement on Form S-1 filed on November 16, 2017 (File No. 333-221608) (the S-1 Registration Statement)).

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
4.11
Indenture dated March 30, 2021, between LCPR Senior Secured Financing Designated Activity Company, BNY Mellon Corporate Trustee Services Limited, as Trustee, The Bank of New York Mellon, London Branch as Paying Agent, The Bank of New York Mellon, London Branch as Registrar and Transfer Agent, and The Bank of Nova Scotia as Security Trustee relating to LCPR’s 5.125% senior secured notes due 2029 (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 5, 2021 (File No. 001-38335) (the May 2021 10-Q)).

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
10.6
Employment Agreement, dated as of November 1, 2017, by and among Liberty Latin America, LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).+

10.7
Form of Indemnification Agreement by and between Liberty Latin America and its executive officers/directors (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Liberty Latin America’s Registration Statement on Form S-1 filed on December 8, 2017 (File No. 333-221608)).

10.8
Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Appendix A to Liberty Latin America’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2021 (File No. 001-38335)).+

10.9	Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 99.2 to the S-8 Registration Statement).+
10.10	Liberty Latin America Transitional Share Conversion Plan (incorporated by reference to Exhibit 99.3 to the S-8 Registration Statement).+
10.11	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 2018 10-Q).+
10.12	Deferred Compensation Plan effective May 1, 2018 (adopted effective March 23, 2018) (incorporated by reference to Exhibit 10.4 to the May 2018 10-Q).+
10.13
Form of Share Appreciation Rights Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.5 to the May 2018 10-Q).+

10.14
Personal Usage of Aircraft Policy, adopted April 1, 2018 (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38335) (the August 2018 10-Q)).+

10.15	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.2 to the August 2018 10-Q ).+
10.16	Form of Restricted Share Units Agreement under the Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the August 2018 10-Q).+
10.17
Form of Performance Share Units Agreement between Liberty Latin America and its Chief Executive Officer under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 7, 2018 (File No. 001-38335) (the November 2018 10-Q)).+

10.18	Form of Performance Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.2 to the November 2018 10-Q).+
10.19	Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the August 2019 10-Q).+
10.20
Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 (File No. 001-38335)).+

10.21
Credit Agreement, dated October 25, 2019, between LCPR Loan Financing LLC, as borrower, LCPR Senior Secured Financing Designated Activity Company, as guarantor, The Bank of Nova Scotia, as administrative agent, The Bank of Nova Scotia, as security agent, and the lenders party thereto (incorporated by reference to Exhibit 10.21 to the 2019 10-K).***

10.22
Credit Agreement, dated October 25, 2019, between Liberty Cablevision of Puerto Rico LLC, as borrower, Puerto Rico Cable Acquisition Company, as guarantor, The Bank of Nova Scotia, as administrative agent, The Bank of Nova Scotia, as security agent, and the lenders party thereto (incorporated by reference to Exhibit 10.22 of the 2019 10-K).***

10.23
Additional Facility Joinder Agreement dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-38335) (the January 2020 8-K)).

10.24
Extension Amendment dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the January 2020 8-K).***

10.25	Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 (File No. 001-38335)). +
10.26
Amended and Restated Credit Agreement dated March 22, 2021 and entered into between, among others, Liberty Communications of Puerto Rico LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the May 2021 10-Q).

10.27
Additional Facility Joinder Agreement dated March 25, 2021 and entered into between, among others, LCPR Loan Financing LLC, LCPR Senior Secured Financing Designated Activity Company, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the May 2021 10-Q).

10.28
Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 4, 2021 (File No. 001-38335) (the August 2021 10-Q)).+

10.29
Form of Performance Share Appreciation Rights Agreement (Phoenix) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the August 2021 10-Q).+

10.30
Additional Facility Joinder Agreement, dated as of September 23, 2021, and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*

10.31	Extension Amendment, dated as of September 23, 2021, and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*, ***
21	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
31.1	Certification of President and Chief Executive Officer.*

31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**

101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
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
+ This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	February 23, 2022	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 23, 2022
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 23, 2022
Balan Nair	(Principal Executive Officer)

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 23, 2022
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 23, 2022
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 23, 2022
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 23, 2022
Paul A. Gould

/s/ BRENDAN PADDICK	Director	February 23, 2022
Brendan Paddick

/s/ DANIEL SANCHEZ	Director	February 23, 2022
Daniel Sanchez

/s/ ERIC L. ZINTERHOFER	Director	February 23, 2022
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 23, 2022
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 23, 2022
Brian Zook	(Principal Accounting Officer)