Form 10-Q
period 2022-03-31
Liberty Latin America Ltd.
filed 2022-05-04
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2022 was: 44,888,911 Class A; 1,930,907 Class B; and 179,576,478 Class C.

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

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2020 Share Repurchase Program	The share repurchase program that was authorized by our Directors on March 16, 2020 that authorized us to repurchase from time to time up to $100 million of our Class A and/or Class C common shares and expired in March 2022
2022 Share Repurchase Program	The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2027 LPR Senior Secured Notes Add-on	$90 million principal amount issued at 102.5% of par under the existing 2027 LPR Senior Secured Notes indenture
2028 CWP Term Loan A	$275 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 CWP Term Loan B	$160 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Notes	$550 million principal amount 6.375% senior notes due July 15, 2028 issued by VTR Finance N.V.
2028 VTR Senior Secured Notes	$480 million principal amount 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2029 VTR Senior Secured Notes	$410 million principal amount 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
AGRECU	Asociación Gremial de Consumidores Y Usuarios de Chile
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business

GLOSSARY OF DEFINED TERMS – (Continued)

Broadband VI, LLC Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and C&W Jamaica
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Cabletica	Cabletica, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Telefónica-Costa Rica that was acquired in August 2021
Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Defined as the pending formation of a joint venture between Liberty Latin America and América Móvil that will be 50:50 owned by each investee
Chile JV Entities	Represents the entities that will be contributed to the Chile JV upon closing, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR, and combine each of the Chile JV investee's Chilean operations
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	Pending acquisition of Claro Panama
CLP	Chilean peso
CONADECUS	Corporación Nacional de Consumidores y Usuarios de Chile
Convertible Notes	$403 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
Costa Rica	Reportable segment comprised of Cabletica and Telefónica Costa Rica
Costa Rica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility
CPE	Customer premises equipment
CRC	Costa Rica colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan A, (ii) 2028 CWP Term Loan B and (iii) CWP Revolving Credit Facility

GLOSSARY OF DEFINED TERMS – (Continued)

CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 issued by CWP
Directors	Members of Liberty Latin America’s board of directors
EIP	Equipment installment-plan
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; and (ii) 2028 LPR Term Loan
LPR Revolving Credit Facility	$173 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; (ii) 2027 LPR Senior Secured Notes; and (iii) 2027 LPR Senior Secured Notes Add-on
MVNO	Mobile virtual network operator
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
ODECU	La Organización de Consumidores y Usuarios de Chile
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Share Repurchase Programs	Collectively, the 2020 Share Repurchase Program and the 2022 Share Repurchase Program
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TAB	Tasa Activa Bancaria interest rate
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company with operations primarily in Europe and Latin America
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica for our acquisition of their operations in Costa Rica
Telefónica Costa Rica	Telefónica de Costa Rica TC, S.A., an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Telefónica Costa Rica Acquisition	Acquisition of Telefónica’s wireless operations in Costa Rica

GLOSSARY OF DEFINED TERMS – (Continued)

U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; and (ii) VTR RCF – B
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$856.6	$956.7
Trade receivables, net of allowances of $92.8 million and $80.3 million, respectively	548.6	536.4
Prepaid expenses	72.3	67.7
Current notes receivable, net of allowances of $20.6 million and $18.9 million, respectively	119.2	116.4
Other current assets, net	427.1	389.0
Total current assets	2,023.8	2,066.2

Goodwill	3,927.6	3,948.0
Property and equipment, net	4,136.4	4,168.4
Intangible assets not subject to amortization	1,592.8	1,592.4
Intangible assets subject to amortization, net	734.6	788.6
Assets held for sale	1,488.7	1,568.7
Other assets, net	1,326.9	1,253.7
Total assets	$15,230.8	$15,386.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2022	December 31, 2021
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$349.2	$398.0
Current portion of deferred revenue	160.7	148.0
Current portion of debt and finance lease obligations	117.8	106.3
Accrued interest	88.7	113.0
Accrued payroll and employee benefits	80.7	100.5
Current operating lease liabilities	78.8	82.0
Other accrued and current liabilities	484.1	566.7
Total current liabilities	1,360.0	1,514.5
Long-term debt and finance lease obligations	7,476.0	7,459.6
Deferred tax liabilities	699.2	696.3
Deferred revenue	143.6	152.6
Liabilities associated with assets held for sale	1,862.0	1,854.1
Other long-term liabilities	735.1	795.5
Total liabilities	12,275.9	12,472.6

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 51,492,519 and 44,962,903 shares issued and outstanding, respectively, at March 31, 2022; 50,127,969 and 45,482,853 shares issued and outstanding, respectively, at December 31, 2021	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,930,907 shares issued and outstanding at March 31, 2022; 1,930,907 shares issued and outstanding at December 31, 2021	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 186,346,357 and 181,449,399 shares issued and outstanding, respectively, at March 31, 2022; 183,643,584 and 182,270,626 shares issued and outstanding, respectively, at December 31, 2021	1.9	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 11,426,574 and 6,018,074 shares, respectively	(130.0)	(74.0)
Additional paid-in capital	5,113.2	5,075.3
Accumulated deficit	(2,594.3)	(2,677.9)
Accumulated other comprehensive loss, net of taxes	(123.3)	(89.7)
Total Liberty Latin America shareholders	2,268.0	2,236.0
Noncontrolling interests	686.9	677.4
Total equity	2,954.9	2,913.4
Total liabilities and equity	$15,230.8	$15,386.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2022	2021
	in millions, except per share amounts

Revenue	$1,218.7	$1,165.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	302.2	283.7
Other operating costs and expenses	506.3	455.2
Depreciation and amortization	214.1	243.1
Impairment, restructuring and other operating items, net	7.8	2.2
	1,030.4	984.2
Operating income	188.3	181.0
Non-operating income (expense):
Interest expense	(129.7)	(126.4)
Realized and unrealized gains (losses) on derivative instruments, net	(33.7)	114.9
Foreign currency transaction gains (losses), net	96.6	(25.4)
Losses on debt extinguishment	—	(23.3)
Other expense, net	(4.8)	(0.6)
	(71.6)	(60.8)
Earnings before income taxes	116.7	120.2
Income tax expense	(23.5)	(29.5)
Net earnings	93.2	90.7
Net earnings attributable to noncontrolling interests	(9.6)	(1.6)
Net earnings attributable to Liberty Latin America shareholders	$83.6	$89.1

Basic net earnings per share attributable to Liberty Latin America shareholders	$0.37	$0.38

Dilutive net earnings per share attributable to Liberty Latin America shareholders	$0.36	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended March 31,
	2022	2021
	in millions

Net earnings	$93.2	$90.7
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(22.5)	(26.0)
Reclassification adjustments included in net earnings	(1.5)	1.2
Other	(9.7)	0.2
Other comprehensive loss	(33.7)	(24.6)
Comprehensive earnings	59.5	66.1
Comprehensive earnings attributable to noncontrolling interests	(9.5)	(1.4)
Comprehensive earnings attributable to Liberty Latin America shareholders	$50.0	$64.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,237.8)	$(125.6)	$2,611.4	$729.0	$3,340.4
Net earnings	—	—	—	—	—	89.1	—	89.1	1.6	90.7
Other comprehensive loss	—	—	—	—	—	—	(24.4)	(24.4)	(0.2)	(24.6)
Share-based compensation	—	—	—	—	27.9	—	—	27.9	—	27.9
Other	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Balance at March 31, 2021	$0.5	$—	$1.8	$(9.5)	$5,009.8	$(2,148.7)	$(150.0)	$2,703.9	$730.4	$3,434.3

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,677.9)	$(89.7)	$2,236.0	$677.4	$2,913.4
Net earnings	—	—	—	—	—	83.6	—	83.6	9.6	93.2
Other comprehensive loss	—	—	—	—	—	—	(33.6)	(33.6)	(0.1)	(33.7)
Repurchase of Liberty Latin America common shares	—	—		(56.0)	—	—	—	(56.0)	—	(56.0)
Share-based compensation	—	—	0.1	—	37.9	—	—	38.0	—	38.0
Balance at March 31, 2022	$0.5	$—	$1.9	$(130.0)	$5,113.2	$(2,594.3)	$(123.3)	$2,268.0	$686.9	$2,954.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2022	2021
	in millions
Cash flows from operating activities:
Net earnings	$93.2	$90.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	30.0	23.0
Depreciation and amortization	214.1	243.1
Impairment	1.9	2.3
Loss (gain) on dispositions	0.1	(8.6)
Amortization of debt financing costs, premiums and discounts, net	9.5	6.8
Realized and unrealized losses (gains) on derivative instruments, net	33.7	(114.9)
Foreign currency transaction losses (gains), net	(96.6)	25.4
Losses on debt extinguishment	—	23.3
Deferred income tax expense	0.8	8.7
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions	(164.4)	(96.3)
Net cash provided by operating activities	122.3	203.5

Cash flows from investing activities:
Capital expenditures	(164.7)	(135.6)
Cash paid in connection with acquisitions, net of cash acquired	(24.8)	—
Proceeds from dispositions	0.5	20.4
Other investing activities, net	—	(11.2)
Net cash used by investing activities	(189.0)	(126.4)

Cash flows from financing activities:
Borrowings of debt	38.6	696.0
Payments of principal amounts of debt and finance lease obligations	(50.2)	(288.3)
Repurchase of Liberty Latin America common shares	(55.3)	—
Net cash paid related to derivative instruments	—	(43.0)
Payment of financing costs and debt redemption premiums	(2.6)	(26.8)
Other financing activities, net	(8.7)	(4.9)
Net cash provided (used) by financing activities	(78.2)	333.0

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	2.8

Net increase (decrease) in cash, cash equivalents and restricted cash	(142.9)	412.9

Cash, cash equivalents and restricted cash:
Beginning of period	1,074.2	912.5
End of period	$931.3	$1,325.4

Cash paid for interest	$150.4	$138.1
Net cash paid for taxes	$25.2	$14.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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
As further described in note 8, we are accounting for the Chile JV Entities as "held for sale”. Consistent with the applicable guidance, we have not reflected reclassifications to exclude the Chile JV Entities from continuing operations in our condensed consolidated statements of operations or cash flows and related footnote disclosures.
Unless otherwise indicated, ownership percentages are calculated as of March 31, 2022.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2021 Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, expected credit losses, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Correction of Immaterial Errors
As further described in our 2021 Form 10-K, during the fourth quarter of 2021 we identified certain errors in our previously reported condensed consolidated financial statements, primarily related to the understatement of depreciation and amortization of long-lived assets, and to a lesser extent, asset impairments. The errors did not have an impact on our revenue, key segment performance measure (Adjusted OIBDA), cash flow from operations or property and equipment additions. The revisions to our March 31, 2021 condensed consolidated statement of operations as a result of these immaterial error corrections were not material.

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which (i) reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification and (ii) makes targeted improvements to convertible instruments and earnings-per-share disclosure requirements. We adopted ASU 2020-06 effective January 1, 2022 and it did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements
ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as the LIBOR. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in ASC 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform. In March 2021, LIBOR’s regulator announced that certain tenors of USD LIBOR will continue to be published through June 30, 2023. We do not currently expect that the phase out of LIBOR will have a material impact on our condensed consolidated financial statements.

(3)    Current Expected Credit Losses
The changes in our allowance for expected credit losses associated with trade receivables are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Balance at beginning of period	$80.3	$100.0
Provision for expected losses	17.3	12.3
Write-offs	(6.9)	(13.5)
Foreign currency translation adjustments and other	2.1	(3.9)
Balance at end of period	$92.8	$94.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
The changes in our allowance for expected credit losses associated with our current and long-term notes receivables are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Balance at beginning of period	$32.3	$16.2
Provision for expected losses	1.6	1.9
Foreign currency translation adjustments and other	(0.5)	—
Balance at end of period	$33.4	$18.1

(4)    Acquisitions
Pending Acquisition
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2022.
2021 Acquisition
Telefónica Costa Rica Acquisition. On July 30, 2020, we entered into the Telefónica Acquisition Agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the acquisition of all of the outstanding shares of Telefónica Costa Rica. The Telefónica Costa Rica Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Cabletica entity.
During the first quarter of 2022, we finalized the purchase price for the Telefónica Costa Rica Acquisition, which resulted in a reduction in total consideration paid of $12 million, $8 million of which was received during the quarter, and $4 million of which we expect to receive during the second quarter of 2022. The proceeds received from the final purchase price adjustments have been reflected as an investing activity in our condensed consolidated statement of cash flows.
We have accounted for the Telefónica Costa Rica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Telefónica Costa Rica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable net assets and liabilities. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets, leases and income taxes. A summary of the purchase price and the preliminary opening balance sheet of Telefónica Costa Rica at the August 9, 2021 acquisition date is presented in the following table (in millions):

Current assets (a)	$74.7
Goodwill (b)	250.8
Property and equipment	148.8
Intangible assets subject to amortization (c)	131.9
Other assets (d)	170.7
Current liabilities (e)	(88.6)
Long-term liabilities (f)	(163.2)
Total purchase price	$525.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
(a)Primarily consists of trade receivables, notes receivables related to EIP receivables and cash.
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
(d)Other assets primarily consist of the long-term portion of note receivables related to EIP receivables and operating lease right-of-use assets.
(e)Primarily consists of accounts payable and the current portion of operating lease obligations.
(f)Primarily consists of the non-current portion of operating lease obligations and deferred tax liabilities.
Broadband VI, LLC Acquisition. Effective December 31, 2021, we acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, the payment of which occurred in January 2022, subject to certain post-closing adjustments. Broadband VI, LLC provides fixed services to residential and business customers in the U.S. Virgin Islands and is included in our Liberty Puerto Rico reportable segment.
Supplemental Pro Forma Information
The pro forma financial information set forth in the table below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the Telefónica Costa Rica Acquisition occurred on January 1, 2020 nor should it be considered representative of our future financial condition or results of operations. The pro forma information set forth in the table below includes, as applicable, tax-effected pro forma adjustments primarily related to:
i.the impact of estimated revenue and costs associated with the transition services agreement entered into in connection with the Telefónica Costa Rica Acquisition;
ii.the alignment of accounting policies;
iii.interest expense related to additional borrowings in conjunction with the Telefónica Costa Rica Acquisition;
iv.depreciation expense related to acquired tangible assets;
v.amortization expense related to acquired intangible assets; and
vi.the elimination of direct acquisition costs.
The following unaudited pro forma condensed consolidated operating results give effect to the Telefónica Costa Rica Acquisition, as if it had been completed as of January 1, 2020:

Three months ended March 31, 2021
in millions

Revenue	$1,233.0
Net earnings attributable to Liberty Latin America shareholders	$86.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
(5)    Derivative Instruments
In general, we enter into derivative instruments to mitigate risk associated with (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar, the CLP, the COP and the CRC. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2022			December 31, 2021
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets (b):
Cross-currency and interest rate derivative contracts (c)	$10.6	$128.8	$139.4	$15.1	$25.3	$40.4
Foreign currency forward contracts	3.2	—	3.2	0.1	—	0.1
Total	$13.8	$128.8	$142.6	$15.2	$25.3	$40.5

Liabilities (b):
Cross-currency and interest rate derivative contracts (c)	$11.4	$22.8	$34.2	$33.3	$62.1	$95.4
Foreign currency forward contracts	—	—	—	5.8	—	5.8
Total	$11.4	$22.8	$34.2	$39.1	$62.1	$101.2
(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, net, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)In connection with the pending formation of the Chile JV, the derivative assets and liabilities associated with the Chile JV Entities have been included in assets held for sale and liabilities associated with assets held for sale, respectively, on our condensed consolidated balance sheets. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$(17.6)	$119.5
Foreign currency forward contracts	(8.3)	0.7
Weather Derivatives	(7.8)	(5.3)
Total	$(33.7)	$114.9
(a)    Changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $5 million and $21 million during the three months ended March 31, 2022 and 2021, respectively. Included in these amounts are net gains (losses) of $2 million and ($4 million), respectively, related to the Chile JV Entities.
The following table sets forth the classification of the net cash outflows of our derivative instruments:

	Three months ended March 31,
	2022	2021
	in millions

Operating activities	$(1.4)	$(23.8)
Investing activities	1.2	(0.7)
Financing activities (a)	—	(43.0)
Total	$(0.2)	$(67.5)
(a)    The 2021 amount is primarily related to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. For additional information regarding our debt refinancing activity, see note 9.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2022, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $108 million.
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
March 31, 2022
(unaudited)
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2022, our C&W borrowing group had a cross-currency swap contract with notional amounts due from and to counterparties of $56 million and COP 197,014 million, respectively, with a remaining contractual life of 4.3 years.
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to mitigate risk associated with increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,690.0	5.1

Liberty Puerto Rico	$500.0	6.5

Costa Rica (b)	$276.7	1.8
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, an embedded floor of 0%.
(b)Includes an embedded floor of 0.75%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	1.3

Liberty Puerto Rico	$620.0	1.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our foreign currency forwards contracts at March 31, 2022:

	Notional amount due from counterparty		Notional amount due to counterparty		Weighted average remaining life
		in millions			in years

LLA UK Holding Limited (a)	CLP	73,000.0		$88.1	0.5

Costa Rica borrowing group		$59.1	CRC	38,727.8	0.3
(a)Represents a foreign currency forward contract entered into in connection with the Chile JV transaction, as discussed further in note 8.
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At March 31, 2022, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 6.5 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At March 31, 2022, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 6.5 years.

(6)    Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments. The reported fair values of our derivative instruments likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
March 31, 2022
(unaudited)
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments.
During the three months ended March 31, 2022, we did not perform non-recurring valuations related to acquisition accounting or impairments. For information related to the status of valuation work associated with assets acquired in connection with the Telefónica Costa Rica Acquisition, see note 4.

(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2022	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2022
	in millions

C&W Caribbean and Networks	$2,433.9	$—	$4.3	$2,438.2
C&W Panama	617.1	—	—	617.1
Liberty Puerto Rico	498.3	0.4	—	498.7
Costa Rica	398.7	(11.2)	(13.9)	373.6
Total	$3,948.0	$(10.8)	$(9.6)	$3,927.6
Based on the results of our prior-year goodwill impairment test, if, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts stemming from COVID-19, competition, economic, regulatory or other factors, including macro-economic and demographic trends, cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $2,229 million at each of March 31, 2022 and December 31, 2021.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2022	December 31, 2021
	in millions

Distribution systems	$4,342.1	$4,208.8
CPE	928.5	893.7
Support equipment, buildings and land	1,586.9	1,641.6
	6,857.5	6,744.1
Accumulated depreciation	(2,721.1)	(2,575.7)
Total	$4,136.4	$4,168.4
During the three months ended March 31, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $32 million and $19 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	March 31, 2022	December 31, 2021
	in millions

Spectrum licenses	$1,051.0	$1,050.9
Cable television franchise rights	540.0	540.0
Other	1.8	1.5
Total intangible assets not subject to amortization	$1,592.8	$1,592.4
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2022	December 31, 2021
	in millions

Gross carrying amount:
Customer relationships	$1,523.9	$1,527.6
Licenses and other	215.0	220.2
Total gross carrying amount	1,738.9	1,747.8
Accumulated amortization	(1,004.3)	(959.2)
Net carrying amount	$734.6	$788.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
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
Effective with the agreement to form the Chile JV, we began accounting for the Chile JV Entities as held for sale. Accordingly, we ceased to depreciate the long-lived assets and amortization or right of use assets of the Chile JV Entities. We have not presented the Chile JV Entities as a discontinued operation, as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at March 31, 2022 are summarized below (in millions):

	March 31, 2022	December 31, 2021
	in millions
Assets:
Cash and cash equivalents (a)	$66.8	$109.7
Other current assets, net (b)	127.0	132.6
Property and equipment, net	789.8	686.0
Goodwill	339.6	313.0
Other assets, net (b)	165.5	327.4
Total assets	$1,488.7	$1,568.7

Liabilities:
Current portion of debt	$89.1	$82.2
Other accrued and current liabilities (c)	300.5	294.2
Long-term debt	1,416.9	1,416.8
Other long-term liabilities (c)	55.5	60.9
Total liabilities	$1,862.0	$1,854.1
(a)Amounts exclude certain cash and cash equivalent balances of the Chile JV Entities that Liberty Latin America is able to retain upon the formation of the Chile JV and are therefore not classified as held for sale.
(b)Other current assets, net includes $11 million and $27 million, respectively, and other assets, net, includes $119 million and $277 million, respectively, related to derivative assets.
(c)Other accrued and current liabilities includes $23 million and $16 million, respectively, and other long-term liabilities includes $2 million at each period related to derivative liabilities.
Our condensed consolidated statements of operations include losses before income taxes attributable to the Chile JV Entities of $76 million and $22 million for the three months ended March 31, 2022 and 2021, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
(9)    Debt and Finance Lease Obligations
In connection with the pending formation of the Chile JV, the outstanding third-party debt and vendor financing of the Chile JV Entities has been reflected in liabilities associated with assets held for sale on our condensed consolidated balance sheets. For information regarding the pending formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2022			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

		in millions

Convertible Notes (d)	2.00%	—	$—	$368.9	$396.5	$402.5	$402.5
C&W Notes	6.55%	—	—	1,707.8	1,774.3	1,715.0	1,715.0
C&W Credit Facilities	3.12%	(e)	794.5	2,420.8	2,422.7	2,455.3	2,451.3
LPR Senior Secured Notes	6.08%	—	—	1,975.1	2,058.1	1,981.0	1,981.0
LPR Credit Facilities	4.15%	$172.5	172.5	616.9	623.1	620.0	620.0
Costa Rica Credit Facilities (f)	7.23%	$7.0	7.0	400.0	407.1	404.1	408.7
Vendor financing (g)	2.99%	—	—	117.7	99.8	117.7	99.8
Total debt before premiums, discounts and deferred financing costs	4.88%		$974.0	$7,607.2	$7,781.6	$7,695.6	$7,678.3
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2022	December 31, 2021
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,695.6	$7,678.3
Premiums, discounts and deferred financing costs, net	(113.6)	(120.0)
Total carrying amount of debt	7,582.0	7,558.3
Finance lease obligations	11.8	7.6
Total debt and finance lease obligations	7,593.8	7,565.9
Less: Current maturities of debt and finance lease obligations	(117.8)	(106.3)
Long-term debt and finance lease obligations	$7,476.0	$7,459.6
(a)Represents the weighted average interest rate in effect at March 31, 2022 for all borrowings outstanding (excluding those of the Chile JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2022 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2022, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, including VTR, both before and after completion of the March 31, 2022 compliance reporting requirements. At March 31, 2022, except as may be limited by tax and legal considerations, the presence of noncontrolling interests,

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders, other than VTR’s that is limited to approximately CLP 81 billion ($103 million) under the terms of the 2028 VTR Senior Notes indenture.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At March 31, 2022, the carrying value of the Convertible Notes was $362 million and the unamortized debt discount on the Convertible Notes was $39 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar and Trinidad & Tobago dollar revolving credit facilities.
(f)The Costa Rica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(g)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $32 million and $26 million for the three months ended March 31, 2022 and 2021, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Financing Activity
Borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended during the three months ended March 31, 2022 and 2021, including activity related to the Chile JV Entities, are included in the table below. Non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.

Period	Borrowing group	Instrument	Issued at	Maturity	Interest rate	Principal amount borrowed	Non-cash component
						in millions

2022	C&W	2028 CWP Term Loan A	100%	January 18, 2028	4.25%	$275.0	$272.9
2022	C&W	2028 CWP Term Loan B (a)	100%	January 18, 2028	4.25%	$—	$—
2022	C&W	CWP Revolving Credit Facility (b)	100%	January 18, 2027	3.75%	$—	N/A

2021	Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%	July 15, 2029	5.125%	$820.0	$500.0
2021	Liberty Puerto Rico	2028 LPR Term Loan	100%	October 15, 2028	LIBOR + 3.75%	$620.0	$500.0
2021	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.50%	(c)	N/A

2021	VTR	2029 VTR Senior Secured Notes	100%	April 15, 2029	4.375%	$410.0	$60.0
2021	VTR	VTR RCF – A	N/A	June 15, 2026	TAB + 3.35%	$—	N/A
N/A – Not applicable.
(a)The 2028 CWP Term Loan B is unfunded as of March 31, 2022, restricted for use to fund the Claro Panama Acquisition and is subject to certain ticking fees until the Claro Panama Acquisition closing date.
(b)The CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.
(c)Total commitments under the LPR Revolving Credit Facility were increased by $43 million.
During the three months ended March 31, 2022 and 2021, we made repayments on the following debt instruments, including activity related to the Chile JV Entities:

				Principal amount repaid
Period	Borrowing group	Instrument	Redemption price	Borrowing currency		USD equivalent (a)	Non-cash component	Loss on debt extinguishment
				in millions

2022	C&W	CWP Credit Facilities	100%		$272.9	$272.9	$272.9	$—

2021	Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0	$14.3

2021	VTR	2028 VTR Senior Secured Notes	103%		$60.0	$60.0	$60.0	$2.1
2021	VTR	VTR TLB-1 Facility	100%	CLP	140,900.0	$196.4	$—	$5.6
2021	VTR	VTR TLB-2 Facility	100%	CLP	33,100.0	$46.1	$—	$1.3
(a)Translated at the transaction date, if applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Maturities of Debt
Maturities of our debt as of March 31, 2022 are presented below. The table below excludes the debt of the Chile JV Entities as it has been reflected in liabilities associated with assets held for sale on our March 31, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents based on March 31, 2022 exchange rates:

	C&W	Liberty Puerto Rico	Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2022 (remainder of year)	$79.8	$—	$—	$0.5	$80.3
2023	38.2	—	—	0.6	38.8
2024	64.1	—	404.1	402.7	870.9
2025	1.7	—	—	—	1.7
2026	0.6	—	—	—	0.6
2027	1,715.5	1,161.0	—	—	2,876.5
Thereafter	2,386.8	1,440.0	—	—	3,826.8
Total debt maturities	4,286.7	2,601.0	404.1	403.8	7,695.6
Premiums, discounts and deferred financing costs, net	(32.7)	(32.8)	(7.5)	(40.6)	(113.6)
Total debt	$4,254.0	$2,568.2	$396.6	$363.2	$7,582.0
Current portion	$115.9	$—	$—	$0.5	$116.4
Noncurrent portion	$4,138.1	$2,568.2	$396.6	$362.7	$7,465.6
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(10)    Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2022	2021
	in millions
Operating lease expense:
Operating lease cost	$27.3	$21.9
Short-term lease cost	5.9	4.0
Total operating lease expense	$33.2	$25.9
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	March 31, 2022	December 31, 2021
	in millions

Operating lease right-of-use assets	$427.3	$441.0
Operating lease liabilities:
Current	$78.8	$82.0
Noncurrent	360.9	371.0
Total operating lease liabilities	$439.7	$453.0

Weighted-average remaining lease term	7.4 years	7.5 years

Weighted-average discount rate	6.5%	6.2%

	Three months ended March 31,
	2022	2021
	in millions

Operating cash outflows related to operating leases	$32.1	$20.3
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$13.6	$10.3
(a)Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2022 and 2021, respectively.
Our operating lease right-of-use assets are included in other assets, net, and our noncurrent operating lease liabilities are included in other long-term liabilities in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2022 are presented below. The table below excludes the operating lease liabilities of the Chile JV Entities as they have been reflected in liabilities associated with assets held for sale on our March 31, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2022 exchange rates.

Years ending December 31:
2022 (remainder of year)	$69.6
2023	87.7
2024	78.1
2025	70.3
2026	60.5
2027	46.8
Thereafter	138.0
Total operating lease liabilities on an undiscounted basis	551.0
Present value discount	(111.3)
Present value of operating lease liabilities	$439.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2022, we have approximately $351 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of six years.

(12)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Programming and copyright	$109.3	$111.8
Interconnect	85.7	80.6
Equipment and other (a)	107.2	91.3
Total programming and other direct costs of services	$302.2	$283.7
(a)Amounts for the three months ended March 31, 2022 and 2021 include $85 million and $72 million, respectively, related to equipment cost of goods sold.

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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) certain bonus-related expenses that are paid in the form of equity.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Personnel and contract labor	$153.2	$138.4
Network-related	82.6	79.0
Service-related	51.2	47.5
Commercial	65.5	52.4
Facility, provision, franchise and other	123.8	114.9
Share-based compensation expense	30.0	23.0
Total other operating costs and expenses	$506.3	$455.2

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
Income tax expense was $24 million and $30 million during the three months ended March 31, 2022 and 2021, respectively. This represents an effective income tax rate of (20.1%) and (24.5%) for the three months ended March 31, 2022 and 2021, respectively, including items treated discretely.
For the three months ended March 31, 2022, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.
For the three months ended March 31, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended March 31,
	2022	2021
Weighted average shares outstanding:
Basic	228,274,215	232,410,514
Diluted	249,501,352	252,970,163
We reported net earnings attributable to Liberty Latin America shareholders during the three months ended March 31, 2022 and 2021, respectively. The details of the calculations of our basic and diluted EPS for the three months ended March 31, 2022 and 2021 are set forth below in millions, except for share amounts:

	Three months ended March 31,
	2022	2021

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$83.6	$89.1
Add back: interest expense and amortization of deferred financing costs and premiums associated with Convertible Notes (if-converted method)	6.1	5.9
Net earnings attributable to holders of Liberty Latin America Shares (diluted EPS computation)	$89.7	$95.0
Denominator:
Weighted average shares (basic EPS computation)	228,274,215	232,410,514
Incremental shares attributable to an employee stock purchase plan and the release of PSUs and RSUs upon vesting (treasury stock method)	1,733,458	1,065,970
Number of shares issuable under our Convertible Notes (if-converted method) (a)	19,493,679	19,493,679
Weighted average shares (diluted EPS computation) (b) (c)	249,501,352	252,970,163
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
(b)For the 2022 period, we have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, and RSUs of 30.6 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSARs of 8.2 million, because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs, because such awards had not yet met the applicable performance criteria.
(c)For the 2021 period, we have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 17.6 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs of 2.0 million because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
(16)    Equity
Share Repurchase Programs
On March 16, 2020, our Directors approved the 2020 Share Repurchase Program, which authorized us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. On February 22, 2022, our Directors approved the 2022 Share Repurchase Program. This program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024. The 2022 Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the 2022 Share Repurchase Program, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the three months ended March 31, 2022, we repurchased 1,884,500 and 3,524,000 Class A and Class C common shares, respectively, under the Share Repurchase Programs. We did not repurchase any shares during the three months ended March 31, 2021. At March 31, 2022, the remaining amount authorized for share repurchases under the 2022 Share Repurchase Program was $170 million.

(17)    Commitments and Contingencies
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)

(18)    Segment Reporting
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and mobile services. Our corporate category includes our corporate operations, which derive revenue from mobile handset insurance services. We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA or total assets.
As of March 31, 2022, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Costa Rica.
Performance Measures of our Reportable Segments
We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income and to earnings before income taxes is presented below.
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico, and (ii) Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended March 31,
	2022	2021
	in millions

C&W Caribbean and Networks	$444.9	$429.8
C&W Panama	127.2	127.3
Liberty Puerto Rico	369.3	361.3
VTR	170.8	210.3
Costa Rica	107.4	36.2
Corporate	5.6	5.4
Intersegment eliminations	(6.5)	(5.1)
Total	$1,218.7	$1,165.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)

	Adjusted OIBDA
	Three months ended March 31,
	2022	2021
	in millions

C&W Caribbean and Networks	$192.5	$181.3
C&W Panama	40.5	44.0
Liberty Puerto Rico	144.3	149.9
VTR	46.5	70.5
Costa Rica	30.2	14.1
Corporate	(13.8)	(10.5)
Total	$440.2	$449.3
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings before income taxes:

	Three months ended March 31,
	2022	2021
	in millions

Total Adjusted OIBDA	$440.2	$449.3
Share-based compensation expense	(30.0)	(23.0)
Depreciation and amortization	(214.1)	(243.1)
Impairment, restructuring and other operating items, net	(7.8)	(2.2)
Operating income	188.3	181.0
Interest expense	(129.7)	(126.4)
Realized and unrealized gains (losses) on derivative instruments, net	(33.7)	114.9
Foreign currency transaction gains (losses), net	96.6	(25.4)
Losses on debt extinguishment	—	(23.3)
Other expense, net	(4.8)	(0.6)
Earnings before income taxes	$116.7	$120.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
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

	Three months ended March 31,
	2022	2021
	in millions

C&W Caribbean and Networks	$51.6	$49.6
C&W Panama	15.0	10.7
Liberty Puerto Rico	44.5	33.7
VTR	44.7	46.7
Costa Rica	9.9	7.3
Corporate	9.7	4.4
Total property and equipment additions	175.4	152.4
Assets acquired under capital-related vendor financing arrangements	(31.9)	(18.8)
Changes in current liabilities related to capital expenditures	21.2	2.0
Total capital expenditures	$164.7	$135.6
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
March 31, 2022
(unaudited)

	Three months ended March 31, 2022
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$32.6	$7.1	$39.7	$65.9	$17.3	$—	$—	$162.6
Broadband internet	70.6	12.4	68.9	65.8	16.3	—	—	234.0
Fixed-line telephony	18.5	4.2	7.2	17.9	1.1	—	—	48.9
Total subscription revenue	121.7	23.7	115.8	149.6	34.7	—	—	445.5
Non-subscription revenue	9.1	2.2	5.4	3.1	0.8	—	—	20.6
Total residential fixed revenue	130.8	25.9	121.2	152.7	35.5	—	—	466.1
Residential mobile revenue:
Service revenue	76.5	43.0	116.8	9.3	46.2	—	—	291.8
Interconnect, inbound roaming, equipment sales and other (a)	14.5	10.4	63.2	1.1	16.5	5.6	—	111.3
Total residential mobile revenue	91.0	53.4	180.0	10.4	62.7	5.6	—	403.1
Total residential revenue	221.8	79.3	301.2	163.1	98.2	5.6	—	869.2
B2B revenue:
Service revenue (b)	158.2	47.9	57.8	7.7	9.2	—	(1.7)	279.1
Subsea network revenue	64.9	—	—	—	—	—	(4.8)	60.1
Total B2B revenue	223.1	47.9	57.8	7.7	9.2	—	(6.5)	339.2
Other revenue	—	—	10.3	—	—	—	—	10.3
Total	$444.9	$127.2	$369.3	$170.8	$107.4	$5.6	$(6.5)	$1,218.7
(a)The total amount includes $26 million of inbound roaming revenue and $59 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $5 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)

	Three months ended March 31, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$34.3	$6.2	$38.6	$78.3	$19.5	$—	$—	$176.9
Broadband internet	66.6	10.7	61.4	84.8	14.0	—	—	237.5
Fixed-line telephony	16.5	4.3	7.0	20.0	1.1	—	—	48.9
Total subscription revenue	117.4	21.2	107.0	183.1	34.6	—	—	463.3
Non-subscription revenue	8.5	2.5	4.2	3.4	1.6	—	—	20.2
Total residential fixed revenue	125.9	23.7	111.2	186.5	36.2	—	—	483.5
Residential mobile revenue:
Service revenue	71.8	44.6	116.5	13.2	—	—	—	246.1
Interconnect, inbound roaming, equipment sales and other (a)	13.6	10.3	73.0	2.3	—	5.4	—	104.6
Total residential mobile revenue	85.4	54.9	189.5	15.5	—	5.4	—	350.7
Total residential revenue	211.3	78.6	300.7	202.0	36.2	5.4	—	834.2
B2B revenue:
Service revenue (b)	150.8	48.7	52.1	8.3	—	—	(1.1)	258.8
Subsea network revenue	67.7	—	—	—	—	—	(4.0)	63.7
Total B2B revenue	218.5	48.7	52.1	8.3	—	—	(5.1)	322.5
Other revenue	—	—	8.5	—	—	—	—	8.5
Total	$429.8	$127.3	$361.3	$210.3	$36.2	$5.4	$(5.1)	$1,165.2
(a)The total amount includes $25 million of inbound roaming revenue and $57 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $3 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2022
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended March 31,
	2022	2021
	in millions

Puerto Rico	$356.6	$347.3
Chile	170.8	210.3
Panama	126.4	126.7
Jamaica	104.8	97.3
Networks & LatAm (a)	88.5	90.4
Costa Rica	107.2	36.2
The Bahamas	47.7	45.0
Trinidad and Tobago	40.6	39.7
Barbados	36.5	33.9
Curacao	33.1	34.3
Other (b)	106.5	104.1
Total	$1,218.7	$1,165.2
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
The following discussion and analysis, which should be read in conjunction with our 2021 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2022 and 2021.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of March 31, 2022.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting and the remediation of material weaknesses; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our projected sources and uses of cash; the Telefónica Costa Rica Acquisition; the timing and impacts of proposed transactions, including the pending Claro Panama Acquisition; the pending formation of the Chile JV; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; our 2022 Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2021 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the Chile JV, the pending Claro Panama Acquisition and the Telefónica Costa Rica Acquisition;
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

•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquired Entities and with respect to the Telefónica Costa Rica Acquisition;
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
At March 31, 2022, we (i) owned and operated fixed networks that passed 8,463,800 homes and served 6,453,300 RGUs comprising 2,873,000 broadband internet subscribers, 1,966,600 video subscribers and 1,613,700 fixed-line telephony subscribers, and (ii) served 7,590,000 mobile subscribers.
Competition and Management Focus
We are experiencing significant competition from other telecommunications operators and other communication service providers in all of our markets, and in particular in our operations in Chile as competitors continued to expand and upgrade their networks. In addition, technological advances and product innovations have increased and are likely to continue to increase giving customers several options for the provision of their communications services. In all markets, we seek to differentiate our communications services by focusing on customer service and competitive pricing, and offering quality high-speed connectivity. For example, in March, VTR introduced a new pricing plans for new and existing customers. The significant competition we are experiencing in Chile has adversely impacted our revenue, RGUs and ARPU. For additional information regarding the revenue impact of changes in the RGUs and ARPU, see discussion below.

Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2022 and 2021 is affected by acquisitions and FX effects. As we use the term, “organic” changes exclude FX and the impacts of acquisitions, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions. We acquired (i) Telefónica’s operations in Costa Rica in August 2021 and (ii) 96% of Broadband VI, LLC’s operations in the U.S. Virgin Islands effective December, 31 2021. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated statements of operations) for the U.S. dollar per one Chilean peso appreciated by 11% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each reportable segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico, and (ii) Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our customers would result in increased pressure on our operating margins.
Consolidated Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-U.S. GAAP measure. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers determine how to allocate resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income or loss.
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2022	2021
	in millions

Operating income	$188.3	$181.0
Share-based compensation expense	30.0	23.0
Depreciation and amortization	214.1	243.1
Impairment, restructuring and other operating items, net	7.8	2.2
Consolidated Adjusted OIBDA	$440.2	$449.3

The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2021	$181.3	$44.0	$149.9	$70.5	$14.1	$(10.5)	$—	$449.3
Organic changes related to:
Revenue	22.4	(0.1)	5.1	(19.6)	1.0	0.2	(1.4)	7.6
Programming and other direct costs	(5.3)	(0.3)	(4.9)	(0.6)	0.1	—	0.2	(10.8)
Other operating costs and expenses	(3.4)	(3.1)	(6.3)	1.8	(1.7)	(3.5)	1.2	(15.0)
Non-organic increases (decreases):
FX	(2.5)	—	—	(5.6)	(0.7)	—	—	(8.8)
Acquisitions	—	—	0.5	—	17.4	—	—	17.9
March 31, 2022	$192.5	$40.5	$144.3	$46.5	$30.2	$(13.8)	$—	$440.2
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2022	2021
	%

C&W Caribbean and Networks	43.3	42.2
C&W Panama	31.8	34.6
Liberty Puerto Rico	39.1	41.5
VTR	27.2	33.5
Costa Rica	28.1	39.0
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decrease in the Adjusted OIBDA margin for VTR is primarily related to a decline in revenue, as further discussed below and in the Overview above. The decrease in the Adjusted OIBDA margin for Costa Rica is primarily related to the inclusion of the Telefónica Costa Rica operations following the Telefónica Costa Rica Acquisition, which generates lower Adjusted OIBDA margin relative to the legacy operations.
Revenue
All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) residential mobile services, and (iii) B2B services. C&W Caribbean and Networks also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.
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
The following table sets forth the organic and non-organic changes in revenue by reportable segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

C&W Caribbean and Networks	$444.9	$429.8	$15.1	$(7.3)	$—	$22.4
C&W Panama	127.2	127.3	(0.1)	—	—	(0.1)
Liberty Puerto Rico	369.3	361.3	8.0	—	2.9	5.1
VTR	170.8	210.3	(39.5)	(19.9)	—	(19.6)
Costa Rica	107.4	36.2	71.2	(1.8)	72.0	1.0
Corporate	5.6	5.4	0.2	—	—	0.2
Intersegment eliminations	(6.5)	(5.1)	(1.4)	—	—	(1.4)
Total	$1,218.7	$1,165.2	$53.5	$(29.0)	$74.9	$7.6

C&W Caribbean and Networks. C&W Caribbean and Networks’ revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$32.6	$34.3	$(1.7)	(5)
Broadband internet	70.6	66.6	4.0	6
Fixed-line telephony	18.5	16.5	2.0	12
Total subscription revenue	121.7	117.4	4.3	4
Non-subscription revenue	9.1	8.5	0.6	7
Total residential fixed revenue	130.8	125.9	4.9	4
Residential mobile revenue:
Service revenue	76.5	71.8	4.7	7
Interconnect, inbound roaming, equipment sales and other (a)	14.5	13.6	0.9	7
Total residential mobile revenue	91.0	85.4	5.6	7
Total residential revenue	221.8	211.3	10.5	5
B2B revenue:
Service revenue	158.2	150.8	7.4	5
Subsea network revenue	64.9	67.7	(2.8)	(4)
Total B2B revenue	223.1	218.5	4.6	2
Total	$444.9	$429.8	$15.1	4
(a)Revenue from inbound roaming was $6 million and $5 million, respectively.

The details of the changes in C&W Caribbean and Networks’ revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.1
ARPU (b)	(0.8)
Increase in residential fixed non-subscription revenue	0.7
Total increase in residential fixed revenue	7.0
Increase in residential mobile service revenue (c)	6.0
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	1.0
Increase in B2B service revenue (d)	10.5
Decrease in B2B subsea network revenue (e)	(2.1)
Total organic increase	22.4
Impact of FX	(7.3)
Total	$15.1
(a)The increase is primarily attributable to higher average broadband internet and fixed-line telephony RGUs.
(b)The decrease is primarily due to lower ARPU from video services, partially offset by higher ARPU from fixed-line telephony.
(c)The increase is attributable to higher average numbers of mobile subscribers, mostly due to an increase in sales initiatives and growth from fixed-mobile convergence efforts.
(d)The increase is primarily due to higher revenue from (i) certain non-recurring B2B contracts, and (ii) fixed and mobile services.
(e)The decrease is primarily due to (i) the net negative impact associated with the recognition of deferred revenue and penalties upon termination of customer contracts during the first quarter of 2022 and 2021, partially offset by (ii) increased demand for telecommunications capacity on our subsea network.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$7.1	$6.2	$0.9	15
Broadband internet	12.4	10.7	1.7	16
Fixed-line telephony	4.2	4.3	(0.1)	(2)
Total subscription revenue	23.7	21.2	2.5	12
Non-subscription revenue	2.2	2.5	(0.3)	(12)
Total residential fixed revenue	25.9	23.7	2.2	9
Residential mobile revenue:
Service revenue	43.0	44.6	(1.6)	(4)
Interconnect, inbound roaming, equipment sales and other	10.4	10.3	0.1	1
Total residential mobile revenue	53.4	54.9	(1.5)	(3)
Total residential revenue	79.3	78.6	0.7	1
B2B service revenue	47.9	48.7	(0.8)	(2)
Total	$127.2	$127.3	$(0.1)	—
The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.4
ARPU	(0.9)
Decrease in residential fixed non-subscription revenue	(0.3)
Total increase in residential fixed revenue	2.2
Decrease in residential mobile service revenue (b)	(1.6)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	0.1
Decrease in B2B service revenue (c)	(0.8)
Total organic decrease	$(0.1)
(a)The increase is primarily attributable to higher average broadband internet and video RGUs.
(b)The decrease is primarily due to the net effect of (i) lower ARPU from prepaid mobile services, mainly attributable to lower recharging activity, and (ii) higher average numbers of postpaid mobile subscribers.
(c)The decrease is primarily due to the net effect of (i) a decrease in the volume of certain government-related projects, (ii) higher revenue from data services and (iii) increased mobile services revenue.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue:
Video	$39.7	$38.6	$1.1	3
Broadband internet	68.9	61.4	7.5	12
Fixed-line telephony	7.2	7.0	0.2	3
Total subscription revenue	115.8	107.0	8.8	8
Non-subscription revenue	5.4	4.2	1.2	29
Total residential fixed revenue	121.2	111.2	10.0	9
Residential mobile revenue:
Service revenue	116.8	116.5	0.3	—
Interconnect, inbound roaming, equipment sales and other (a)	63.2	73.0	(9.8)	(13)
Total residential mobile revenue	180.0	189.5	(9.5)	(5)
Total residential revenue	301.2	300.7	0.5	—
B2B service revenue	57.8	52.1	5.7	11
Other revenue (b)	10.3	8.5	1.8	21
Total	$369.3	$361.3	$8.0	2
(a)Revenue from inbound roaming was $17 million and $20 million, respectively.
The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$7.5
ARPU	(1.0)
Increase in residential fixed non-subscription revenue	0.6
Total increase in residential fixed revenue	7.1
Increase in residential mobile service revenue (b)	0.3
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(9.8)
Increase in B2B service (d)	5.7
Increase in other revenue (e)	1.8
Total organic increase	5.1
Impact of an acquisition	2.9
Total	$8.0
(a)The increase is primarily attributable to higher average broadband internet and video RGUs.
(b)The increase is primarily due to a higher average number of mobile subscribers that was mostly offset by lower ARPU from mobile services.
(c)The decrease is primarily due to (i) higher promotions associated with handset sales, and (ii) lower inbound roaming revenue.
(d)The increase is primarily due to higher revenue from equipment sales and mobile services.
(e)The increase is primarily attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended March 31,		Decrease
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$65.9	$78.3	$(12.4)	(16)
Broadband internet	65.8	84.8	(19.0)	(22)
Fixed-line telephony	17.9	20.0	(2.1)	(11)
Total subscription revenue	149.6	183.1	(33.5)	(18)
Non-subscription revenue	3.1	3.4	(0.3)	(9)
Total residential fixed revenue	152.7	186.5	(33.8)	(18)
Residential mobile revenue:
Service revenue	9.3	13.2	(3.9)	(30)
Interconnect, inbound roaming, equipment sales and other	1.1	2.3	(1.2)	(52)
Total residential mobile revenue	10.4	15.5	(5.1)	(33)
Total residential revenue	163.1	202.0	(38.9)	(19)
B2B service revenue	7.7	8.3	(0.6)	(7)
Total	$170.8	$210.3	$(39.5)	(19)
The details of the changes in VTR’s revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below (in millions):

Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(4.0)
ARPU (b)	(12.1)
Change in residential fixed non-subscription revenue	—
Total decrease in residential fixed revenue	(16.1)
Decrease in residential mobile service revenue (c)	(2.9)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(1.0)
Increase in B2B service revenue	0.4
Total organic decrease	(19.6)
Impact of FX	(19.9)
Total	$(39.5)
(a)The decrease is primarily attributable to lower average broadband internet and video RGUs.
(b)The decrease is primarily due to lower ARPU from broadband internet services, mainly associated with (i) increased competition that generally resulted in (a) the churn of higher-ARPU customers and (b) the addition of lower-ARPU customers, and (ii) strategic initiatives implemented during the first quarter of 2022. Higher discounts and lower premium subscribers related to video services also contributed to the decline in ARPU.
(c)The decrease is due to (i) lower ARPU from mobile services and (ii) lower average numbers of mobile subscribers.

Costa Rica. Costa Rica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue:
Video	$17.3	$19.5	$(2.2)	(11)
Broadband internet	16.3	14.0	2.3	16
Fixed-line telephony	1.1	1.1	—	—
Total subscription revenue	34.7	34.6	0.1	—
Non-subscription revenue	0.8	1.6	(0.8)	(50)
Total residential fixed revenue	35.5	36.2	(0.7)	(2)
Residential mobile revenue:
Service revenue	46.2	—	46.2	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	16.5	—	16.5	N.M.
Total residential mobile revenue	62.7	—	62.7	N.M.
Total residential revenue	98.2	36.2	62.0	171
B2B service revenue	9.2	—	9.2	N.M.
Total	$107.4	$36.2	$71.2	197
N.M. — Not Meaningful.
(a)Amount includes $2 million of revenue from inbound roaming and $10 million of revenue from sale of mobile handsets and other devices.
The details of the changes in Costa Rica’s revenue during three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.5
ARPU (b)	(1.7)
Decrease in residential fixed non-subscription revenue	(0.8)
Total organic increase	1.0
Impact of an acquisition	72.0
Impact of FX	(1.8)
Total	$71.2
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The decrease is primarily due to lower ARPU from video services and the impact of product mix, partially offset by an increase in ARPU from broadband internet services.
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

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Programming and copyright	$109.3	$111.8	$(2.5)	$(6.1)	$—	$3.6
Interconnect	85.7	80.6	5.1	(2.3)	7.2	0.2
Equipment and other	107.2	91.3	15.9	(0.5)	9.4	7.0
Total programming and other direct costs of services	$302.2	$283.7	$18.5	$(8.9)	$16.6	$10.8
C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$23.1	$23.7	$(0.6)	$(0.4)	$(0.2)
Interconnect	37.6	37.6	—	(1.3)	1.3
Equipment and other	20.4	16.6	3.8	(0.4)	4.2
Total programming and other direct costs of services	$81.1	$77.9	$3.2	$(2.1)	$5.3
•Equipment and other: The organic increase is primarily due to higher costs associated with certain non-recurring B2B contracts.
C&W Panama. The following table sets forth the organic changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,		Organic Increase
	2022	2021
	in millions

Programming and copyright	$4.0	$3.7	$0.3
Interconnect	15.2	15.2	—
Equipment and other	17.6	17.6	—
Total programming and other direct costs of services	$36.8	$36.5	$0.3

Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$27.6	$27.2	$0.4	$—	$0.4
Interconnect	19.4	20.6	(1.2)	0.6	(1.8)
Equipment and other	59.3	52.8	6.5	0.2	6.3
Total programming and other direct costs of services	$106.3	$100.6	$5.7	$0.8	$4.9
•Interconnect: The organic decrease is primarily due to lower roaming costs, mainly due to lower volumes.
•Equipment and other: The organic increase is primarily associated with (i) higher volumes of handset sales and (ii) $2 million of equipment-related integration costs incurred in 2022.
VTR. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment.

	Three months ended March 31,		Decrease	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$45.7	$48.4	$(2.7)	$(5.3)	$2.6
Interconnect	7.7	7.8	(0.1)	(0.9)	0.8
Equipment and other	1.1	4.0	(2.9)	(0.1)	(2.8)
Total programming and other direct costs of services	$54.5	$60.2	$(5.7)	$(6.3)	$0.6
•Programming and copyright: The organic increase is primarily due to (i) basic content costs, in part from higher rates, and (ii) a settlement associated with a programming contract.
•Interconnect: The organic increase is primarily due to the net effect of (i) higher national leased capacity and (ii) lower MVNO charges.
•Equipment and other: The organic decrease is primarily due to lower volumes of equipment sales.
Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Costa Rica segment.

				Increase (decrease) from:
	Three months ended March 31,				An acquisition
	2022	2021	Increase	FX		Organic
	in millions

Programming and copyright	$8.9	$8.8	$0.1	$(0.4)	$—	$0.5
Interconnect	7.2	0.6	6.6	(0.1)	6.6	0.1
Equipment and other	9.3	0.8	8.5	—	9.2	(0.7)
Total programming and other direct costs of services	$25.4	$10.2	$15.2	$(0.5)	$15.8	$(0.1)

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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) certain bonus-related expenses that are paid in the form of equity.
Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended March 31,		Increase	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Personnel and contract labor	$153.2	$138.4	$14.8	$(2.8)	$4.3	$13.3
Network-related	82.6	79.0	3.6	(3.1)	5.7	1.0
Service-related	51.2	47.5	3.7	(1.0)	5.0	(0.3)
Commercial	65.5	52.4	13.1	(2.8)	11.6	4.3
Facility, provision, franchise and other	123.8	114.9	8.9	(1.6)	13.8	(3.3)
Share-based compensation expense	30.0	23.0	7.0	(0.4)	0.6	6.8
Total other operating costs and expenses	$506.3	$455.2	$51.1	$(11.7)	$41.0	$21.8
C&W Caribbean and Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$63.6	$64.3	$(0.7)	$(1.1)	$0.4
Network-related	38.8	37.8	1.0	(0.7)	1.7
Service-related	18.4	17.7	0.7	(0.1)	0.8
Commercial	11.2	11.2	—	(0.3)	0.3
Facility, provision, franchise and other	39.3	39.6	(0.3)	(0.5)	0.2
Share-based compensation expense	7.2	6.2	1.0	—	1.0
Total other operating costs and expenses	$178.5	$176.8	$1.7	$(2.7)	$4.4
•Personnel and contract labor: The organic increase is primarily due to higher contract labor costs, as higher compensation levels were offset by a reduction in employees.
•Network-related: The organic increase is primarily due to higher utilities costs.

•Service-related: The organic increase is primarily due to charges allocated from our Corporate operations, partially offset by lower audit, legal and consultancy fees.
•Facility, provision, franchise and other: The organic increase is primarily due to the net impact of (i) higher costs associated with the addition of new cell sites, (ii) higher utility charges and (iii) the positive impact of an accrual release during the first quarter of 2022 related to a favorable court ruling associated with an industry levy on franchise fees.
C&W Panama. The following table sets forth the organic changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$18.9	$17.2	$1.7
Network-related	9.9	9.8	0.1
Service-related	4.6	3.9	0.7
Commercial	5.9	5.1	0.8
Facility, provision, franchise and other	10.6	10.8	(0.2)
Share-based compensation expense	1.3	0.7	0.6
Total other operating costs and expenses	$51.2	$47.5	$3.7
•Personnel and contract labor: The organic increase is primarily due to higher staff costs related to increased sales activities.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$40.6	$32.4	$8.2	$0.5	$7.7
Network-related	10.9	10.8	0.1	0.1	—
Service-related	11.5	10.4	1.1	0.4	0.7
Commercial	12.1	12.0	0.1	—	0.1
Facility, provision, franchise and other	43.6	45.2	(1.6)	0.6	(2.2)
Share-based compensation expense	3.2	3.0	0.2	—	0.2
Total other operating costs and expenses	$121.9	$113.8	$8.1	$1.6	$6.5
•Personnel and contract labor: The organic increase is primarily due to higher salaries and other personnel costs.
•Network-related: We incurred network-related integration costs associated with the AT&T Acquisition of $1 million during the three months ended March 31, 2022.
•Service-related: We incurred service-related integration costs associated with the AT&T Acquisition of $1 million during each of the three months ended March 31, 2022 and 2021. The service-related integration costs are expected to grow in future periods.
•Facility, provision, franchise and other: The organic decrease is driven by individually insignificant changes across various facility, provision, franchise and other expenses.

VTR. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our VTR segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$14.0	$16.1	$(2.1)	$(1.6)	$(0.5)
Network-related	18.5	21.1	(2.6)	(2.2)	(0.4)
Service-related	7.4	10.1	(2.7)	(0.8)	(1.9)
Commercial	22.6	22.3	0.3	(2.6)	2.9
Facility, provision, franchise and other	7.3	10.0	(2.7)	(0.8)	(1.9)
Share-based compensation expense	3.2	1.9	1.3	(0.4)	1.7
Total other operating costs and expenses	$73.0	$81.5	$(8.5)	$(8.4)	$(0.1)
•Service-related: The organic decrease is primarily due to lower professional services.
•Commercial: The organic increase is due to higher marketing and advertising costs, primarily related to a commitment to sponsor a music festival that has been postponed during each of the past two years due to COVID-19.
•Facility, provision, franchise and other costs: The organic decrease is primarily due to lower operating lease expense as a result of ceasing the amortization of our right of use assets in connection with held for sale accounting of the Chile JV Entities, as further described in note 8 to our condensed consolidated financial statements..
Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Costa Rica segment.

			Increase	Increase (decrease) from:
	Three months ended March 31,				An acquisition
	2022	2021		FX		Organic
	in millions

Personnel and contract labor	$7.4	$3.4	$4.0	$(0.2)	$3.8	$0.4
Network-related	8.7	2.9	5.8	(0.2)	5.6	0.4
Service-related	5.4	0.8	4.6	—	4.6	—
Commercial	13.7	1.8	11.9	(0.1)	11.6	0.4
Facility, provision, franchise and other	16.6	3.0	13.6	(0.1)	13.2	0.5
Share-based compensation expense	0.9	0.1	0.8	—	0.6	0.2
Total other operating costs and expenses	$52.7	$12.0	$40.7	$(0.6)	$39.4	$1.9
•Service-related: During the three months ended March 31, 2022, we incurred $2 million of integration costs associated with the Telefónica Costa Rica Acquisition that are primarily included in the increase from an acquisition set forth in the table above. Integration costs are expected to grow significantly during the remainder of 2022.

Corporate. The following table sets forth the organic changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$9.1	$5.0	$4.1
Service-related	3.6	4.6	(1.0)
Facility, provision, franchise and other	6.7	6.3	0.4
Share-based compensation expense	14.4	11.1	3.3
Total other operating costs and expenses	$33.8	$27.0	$6.8
•Personnel and contract labor: The organic increase is primarily attributable to higher salaries and other personnel costs, mainly resulting from higher staffing levels in the operations in Panama.

Results of Operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense increased $7 million during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to additional equity awards granted to our employees and Directors.
Depreciation and amortization
Our depreciation and amortization expense decreased $29 million or 12% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to the net effect of (i) a $43 million decline at VTR as we ceased recording depreciation expense during the third quarter of 2021 when we began accounting for the Chile JV Entities as held for sale, (ii) an increase in our Costa Rica segment resulting from the Telefónica Costa Rica Acquisition, and (iii) an increase in property and equipment additions mainly at our Puerto Rico segment.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2022	2021
	in millions

Impairment charges	$1.9	$2.3
Restructuring charges	2.7	1.8
Other operating items, net (a)	3.2	(1.9)
Total	$7.8	$2.2
(a)The 2022 amount primarily includes direct acquisition costs. The 2021 amount primarily includes a gain of $9 million on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021, which was more than offset by direct acquisition costs of $7 million, and impairment and restructuring costs.
Interest expense
Our interest expense increased $3 million during the three months ended March 31, 2022, as compared to the corresponding period in 2021. The increase is primarily attributable to higher amortization of debt financing costs, premiums and discounts.
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

	Three months ended March 31,
	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$(17.6)	$119.5
Foreign currency forward contracts	(8.3)	0.7
Weather Derivatives (b)	(7.8)	(5.3)
Total	$(33.7)	$114.9
(a)The gains (losses) during the three months ended March 31, 2022 and 2021 are primarily attributable to the net effect of (i) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar, and (ii) changes in interest rates. These amounts include net losses associated with changes in our credit risk valuation adjustments of $5 million and $21 million, respectively. Included in these amounts are net gains (losses) of $2 million and ($4 million), respectively, related to the Chile JV Entities.
(b)Amounts represent the amortization of premiums associated with our Weather Derivatives.
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

	Three months ended March 31,
	2022	2021
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$118.0	$(4.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	8.1	(16.2)
Other (a)	(29.5)	(5.1)
Total	$96.6	$(25.4)
(a)    Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency, (ii) cash denominated in a currency other than an entity’s functional currency and (iii) U.S. dollar-denominated debt issued by a CRC functional currency entity.
Gains or losses on debt modification and extinguishment, net
Our gains or losses on debt modification and extinguishment generally include (i) redemption premiums, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.

We recognized losses on debt extinguishment of nil and $23 million during the three months ended March 31, 2022 and 2021, respectively. The losses during 2021 are primarily associated with refinancing activity at Liberty Puerto Rico and VTR.
For additional information concerning our losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.
Other income or expense, net
Our other income or expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, (ii) interest income on cash and cash equivalents, and (iii) share of affiliate income or loss. Other income or expense was not material for the three months ended March 31, 2022 and 2021.
Income tax expense
We recognized income tax expense of $24 million and $30 million during the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.
For the three months ended March 31, 2021, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the net detrimental effects of international rate differences, increases in valuation allowances, changes in uncertain tax positions, and negative effects of permanent tax differences, such as non-deductible expenses. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income.
For additional information regarding our income taxes, see note 14 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings:

	Three months ended March 31,
	2022	2021
	in millions

Operating income	$188.3	$181.0
Net non-operating expenses	$(71.6)	$(60.8)
Income tax expense	$(23.5)	$(29.5)
Net earnings	$93.2	$90.7
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
Net earnings or loss attributable to noncontrolling interests
We reported net earnings attributable to noncontrolling interests of $10 million and $2 million during 2022 and 2021, respectively.

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2022, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2022. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our condensed consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2022 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$21.2
Unrestricted subsidiaries (b)	141.3
Total Liberty Latin America and unrestricted subsidiaries	162.5
Borrowing groups (c):
C&W	541.3
Liberty Puerto Rico	103.6
VTR (d)	32.1
Costa Rica	17.1
Total borrowing groups	694.1
Total cash and cash equivalents	$856.6
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
(d)Cash of $67 million associated with the Chile JV Entities has been reflected in assets held for sale on our March 31, 2022 condensed consolidated balance sheet. Accordingly, the cash of VTR set forth in the table above reflects certain cash and cash equivalent balances of the Chile JV Entities that Liberty Latin America is able to retain upon the formation of the Chile JV and are therefore not classified as held for sale.
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
During the three months ended March 31, 2022, the aggregate amount of our share repurchases was $56 million. For additional information regarding our Share Repurchase Programs, see note 16 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2022, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2022, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2022, the outstanding principal amount of our debt, together with our finance lease obligations, excluding VTR, aggregated $7,707 million, including $118 million that is classified as current in our condensed consolidated balance sheet and $6,710 million that is not due until 2027 or thereafter. At March 31, 2022, $7,303 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at March 31, 2022 is $118 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.

The weighted average interest rate in effect at March 31, 2022 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 4.9%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at March 31, 2022 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.60%
Liberty Puerto Rico	0.40%
Costa Rica	0.40%
Liberty Latin America borrowing groups combined	0.49%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.6% at March 31, 2022.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three months ended March 31,
	2022	2021	Change
	in millions

Net cash provided by operating activities	$122.3	$203.5	$(81.2)
Net cash used by investing activities	(189.0)	(126.4)	(62.6)
Net cash provided (used) by financing activities	(78.2)	333.0	(411.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	2.8	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(142.9)	$412.9	$(555.8)
Operating Activities. The decrease in cash provided by operating activities is primarily due to timing associated with changes in working capital.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used for capital expenditures, as further discussed below, (ii) cash paid during the 2022 period in connection with acquisitions, net of cash acquired, and (iii) $20 million of cash proceeds received during the 2021 period related to the disposition of assets. During the 2022 period, we paid $33 million in connection with the Broadband VI, LLC Acquisition that closed in December 2021, which was partially offset by $8 million cash received in connection with the Telefónica Costa Rica Acquisition, as further described in note 4 to the condensed consolidated financial statements.

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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Property and equipment additions	$175.4	$152.4
Assets acquired under capital-related vendor financing arrangements	(31.9)	(18.8)
Changes in current liabilities related to capital expenditures	21.2	2.0
Capital expenditures	$164.7	$135.6
The increase in our property and equipment additions during the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to increases related to CPE-related additions and capacity. During the three months ended March 31, 2022 and 2021, our property and equipment additions represented 14.4% and 13.1% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2022, we used $78 million of cash from financing activities, primarily due to the net effect of (i) $55 million associated with the repurchase of Liberty Latin America common shares and (ii) $12 million of net payments of debt.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2022 and 2021, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K.
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
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2022	December 31, 2021
Spot rates:
CLP	785.26	852.00
JMD	153.48	153.96
CRC	666.78	642.21

	Three months ended March 31,
	2022	2021
Average rates:
CLP	808.55	725.54
JMD	154.86	148.35
CRC	644.94	612.38
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2022, we paid a fixed or capped rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
C&W Cross-currency and Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W cross-currency and interest rate derivative contracts by approximately $115 million ($115 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $32 million ($27 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2022. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
	in millions
Projected derivative cash payments (receipts), net (a):
Interest-related (b)	$31.1	$57.3	$43.5	$43.1	$42.7	$41.5	$32.3	$291.5
Principal-related (c)	—	—	—	—	(3.9)	—	—	(3.9)
Other (d)	(5.9)	—	—	—	—	—	—	(5.9)
Total	$25.2	$57.3	$43.5	$43.1	$38.8	$41.5	$32.3	$281.7
(a)Amounts do not include projected cash flows related to derivatives of the Chile JV Entities, which comprise (i) total interest-related payments of $123 million, (ii) total principal-related payments of $19 million and (iii) total foreign currency-related receipts of $5 million. For information regarding the pending formation of the Chile JV, see note 8 to our condensed consolidated financial statements.
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2022.
Management’s Remediation Plans
Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
During the quarter, changes in our internal control over financial reporting include that we:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•hired additional accounting, finance, and technology and information resources to design, implement, perform and monitor the execution of internal controls over financial reporting, including general IT controls,
•implemented the central enterprise resource planning software to standardize and enhance the related processes and controls for another one of our segments,
•enhanced information and communication regarding the importance of strong internal controls, the ongoing remedial efforts, and continued improvement; and,
•held trainings to reinforce control concepts and responsibilities for control performers.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
On March 16, 2020, our Directors approved the 2020 Share Repurchase Program, which authorized us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. On February 22, 2022, our Directors approved the 2022 Share Repurchase Program. This program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024 in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The 2022 Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2022 through January 31, 2022:
Class A	758,800	$11.19	758,800	(b)
Class C	463,000	$10.89	463,000
February 1, 2022 through February 28, 2022:
Class A	800,500	$11.05	800,500	(b)
Class C	571,800	$10.68	571,800
March 1, 2022 through March 31, 2022:
Class A	325,200	$9.78	325,200	(b)
Class C	2,489,200	$9.78	2,489,200
Total – January 1, 2022 through March 31, 2022:
Class A	1,884,500	$10.89	1,884,500	(b)
Class C	3,524,000	$10.07	3,524,000
(a)Average price paid per share includes direct acquisition costs.
(b)At March 31, 2022, the remaining amount authorized for repurchases under the 2022 Share Repurchase Program was $170 million.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, effective as of July 16, 2021, between Liberty Latin America Ltd. and Rocio Lorenzo.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 4, 2022	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 4, 2022	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer