Form 10-Q
period 2022-06-30
Liberty Latin America Ltd.
filed 2022-08-03
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2022 was: 44,363,416 Class A; 2,055,034 Class B; and 175,058,936 Class C.

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

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2020 Share Repurchase Program	The share repurchase program that was authorized by our Directors on March 16, 2020 that authorized us to repurchase from time to time up to $100 million of our Class A and/or Class C common shares and expired in March 2022
2022 Share Repurchase Program	The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024
2026 SPV Credit Facility	$1.0 billion principal amount of LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2027 LPR Senior Secured Notes Add-on	$90 million principal amount issued at 102.5% of par under the existing 2027 LPR Senior Secured Notes indenture
2028 CWP Term Loan A	$275 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 CWP Term Loan B	$160 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Notes	$550 million principal amount 6.375% senior notes due July 15, 2028 issued by VTR Finance N.V.
2028 VTR Senior Secured Notes	$480 million principal amount 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2029 VTR Senior Secured Notes	$410 million principal amount 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
AGRECU	Asociación Gremial de Consumidores Y Usuarios de Chile
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.

GLOSSARY OF DEFINED TERMS – (Continued)

B2B	Business-to-business
Broadband VI, LLC Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean and Networks	Reportable segment that includes all subsidiaries of C&W, excluding CWP that is a separate reportable segment
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and C&W Jamaica
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Cabletica	Cabletica, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Telefónica-Costa Rica that was acquired in August 2021
Cabletica Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Cabletica
Cabletica Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Cabletica Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Cabletica
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Defined as the pending formation of a joint venture between Liberty Latin America and América Móvil that will be 50:50 owned by each investee
Chile JV Entities	Represents the entities that will be contributed to the Chile JV upon closing, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR, and combine each of the Chile JV investee's Chilean operations
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	Pending acquisition of Claro Panama
CLP	Chilean peso
CONADECUS	Corporación Nacional de Consumidores y Usuarios de Chile
Convertible Notes	$403 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rica colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan A, (ii) 2028 CWP Term Loan B and (iii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 issued by CWP
Directors	Members of Liberty Latin America’s board of directors

GLOSSARY OF DEFINED TERMS – (Continued)

EIP	Equipment installment-plan
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and, as of October 31, 2020, Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprised of Cabletica and Telefónica Costa Rica
Liberty Costa Rica Credit Facilities	Senior secured credit facilities of Cabletica comprised of: (i) Cabletica Term Loan B-1 Facility; (ii) Cabletica Term Loan B-2 Facility; and (iii) Cabletica Revolving Credit Facility
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment with operations in Puerto Rico and the U.S. Virgin Islands
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; and (ii) 2028 LPR Term Loan
LPR Revolving Credit Facility	$173 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; (ii) 2027 LPR Senior Secured Notes; and (iii) 2027 LPR Senior Secured Notes Add-on
MVNO	Mobile virtual network operator
Networks & LatAm	Business operations within our C&W Caribbean and Network segment
ODECU	La Organización de Consumidores y Usuarios de Chile
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Share Repurchase Programs	Collectively, the 2020 Share Repurchase Program and the 2022 Share Repurchase Program
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TAB	Tasa Activa Bancaria interest rate
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company with operations primarily in Europe and Latin America
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica for our acquisition of their operations in Costa Rica
Telefónica Costa Rica	Telefónica de Costa Rica TC, S.A., an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary

GLOSSARY OF DEFINED TERMS – (Continued)

Telefónica Costa Rica Acquisition	Acquisition of Telefónica’s wireless operations in Costa Rica
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment
VTR Credit Facilities	Senior secured credit facilities of VTR comprised of: (i) VTR RCF – A; and (ii) VTR RCF – B
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	December 31, 2021
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,030.7	$956.7
Trade receivables	610.8	536.4
Prepaid expenses	81.6	67.7
Current notes receivable	119.9	116.4
Other current assets, net	510.2	389.0
Total current assets	2,353.2	2,066.2

Goodwill	3,367.8	3,948.0
Property and equipment, net	4,123.9	4,168.4
Intangible assets not subject to amortization	1,592.9	1,592.4
Intangible assets subject to amortization, net	689.4	788.6
Assets held for sale	1,523.3	1,568.7
Other assets, net	1,319.6	1,253.7
Total assets	$14,970.1	$15,386.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2022	December 31, 2021
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$318.5	$398.0
Current portion of deferred revenue	161.6	148.0
Current portion of debt and finance lease obligations	166.4	106.3
Accrued interest	108.0	113.0
Accrued payroll and employee benefits	76.6	100.5
Current operating lease liabilities	69.6	82.0
Other accrued and current liabilities	619.1	566.7
Total current liabilities	1,519.8	1,514.5
Long-term debt and finance lease obligations	7,628.8	7,459.6
Deferred tax liabilities	687.5	696.3
Deferred revenue	127.2	152.6
Liabilities associated with assets held for sale	1,801.3	1,854.1
Other long-term liabilities	736.6	795.5
Total liabilities	12,501.2	12,472.6

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 51,513,898 and 44,498,182 shares issued and outstanding, respectively, at June 30, 2022; 50,127,969 and 45,482,853 shares issued and outstanding, respectively, at December 31, 2021	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 1,930,034 shares issued and outstanding at June 30, 2022; 1,930,907 shares issued and outstanding at December 31, 2021	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 186,446,398 and 175,233,040 shares issued and outstanding, respectively, at June 30, 2022; 183,643,584 and 182,270,626 shares issued and outstanding, respectively, at December 31, 2021	1.9	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 18,229,074 and 6,018,074 shares, respectively	(192.8)	(74.0)
Additional paid-in capital	5,146.2	5,075.3
Accumulated deficit	(3,067.3)	(2,677.9)
Accumulated other comprehensive loss, net of taxes	(70.1)	(89.7)
Total Liberty Latin America shareholders	1,818.4	2,236.0
Noncontrolling interests	650.5	677.4
Total equity	2,468.9	2,913.4
Total liabilities and equity	$14,970.1	$15,386.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions, except per share amounts

Revenue	$1,217.6	$1,173.2	$2,436.3	$2,338.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	299.5	279.4	601.7	563.1
Other operating costs and expenses	486.4	462.6	992.7	917.8
Depreciation and amortization	213.3	241.2	427.4	484.3
Impairment, restructuring and other operating items, net	568.6	17.0	576.4	19.2
	1,567.8	1,000.2	2,598.2	1,984.4
Operating income (loss)	(350.2)	173.0	(161.9)	354.0
Non-operating income (expense):
Interest expense	(136.9)	(133.7)	(266.6)	(260.1)
Realized and unrealized gains on derivative instruments, net	283.3	57.3	249.6	172.2
Foreign currency transaction losses, net	(262.0)	(44.4)	(165.4)	(69.8)
Losses on debt extinguishment	—	—	—	(23.3)
Other expense, net	(0.4)	(0.4)	(5.2)	(1.0)
	(116.0)	(121.2)	(187.6)	(182.0)
Earnings (loss) before income taxes	(466.2)	51.8	(349.5)	172.0
Income tax expense	(40.4)	(42.5)	(63.9)	(72.0)
Net earnings (loss)	(506.6)	9.3	(413.4)	100.0
Net loss attributable to noncontrolling interests	33.6	3.4	24.0	1.8
Net earnings (loss) attributable to Liberty Latin America shareholders	$(473.0)	$12.7	$(389.4)	$101.8

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$(2.10)	$0.05	$(1.72)	$0.44

Dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$(2.10)	$0.05	$(1.72)	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Net earnings (loss)	$(506.6)	$9.3	$(413.4)	$100.0
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	53.7	(17.1)	31.2	(43.1)
Reclassification adjustments included in net earnings	(2.0)	1.4	(3.5)	2.6
Other	0.6	3.0	(9.1)	3.2
Other comprehensive earnings (loss)	52.3	(12.7)	18.6	(37.3)
Comprehensive earnings (loss)	(454.3)	(3.4)	(394.8)	62.7
Comprehensive loss attributable to noncontrolling interests	34.5	3.8	25.0	2.4
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(419.8)	$0.4	$(369.8)	$65.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2021	$0.5	$—	$1.8	$(9.5)	$5,009.8	$(2,148.7)	$(150.0)	$2,703.9	$730.4	$3,434.3
Net earnings	—	—	—	—	—	12.7	—	12.7	(3.4)	9.3
Other comprehensive loss	—	—	—	—	—	—	(12.3)	(12.3)	(0.4)	(12.7)
Repurchase of Liberty Latin America common shares	—	—	—	(10.0)	—	—	—	(10.0)	—	(10.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	—	—	—	22.7	—	—	22.7	—	22.7
Balance at June 30, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,136.0)	$(162.3)	$2,717.0	$725.3	$3,442.3

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,237.8)	$(125.6)	$2,611.4	$729.0	$3,340.4
Net earnings	—	—	—	—	—	101.8	—	101.8	(1.8)	100.0
Other comprehensive loss	—	—	—	—	—	—	(36.7)	(36.7)	(0.6)	(37.3)
Repurchase of Liberty Latin America common shares	—	—	—	(10.0)	—	—	—	(10.0)	—	(10.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Share-based compensation	—	—	—	—	50.6	—	—	50.6	—	50.6
Other	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,136.0)	$(162.3)	$2,717.0	$725.3	$3,442.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2022	$0.5	$—	$1.9	$(130.0)	$5,113.2	$(2,594.3)	$(123.3)	$2,268.0	$686.9	$2,954.9
Net loss	—	—	—	—	—	(473.0)	—	(473.0)	(33.6)	(506.6)
Other comprehensive earnings	—	—	—	—	—	—	53.2	53.2	(0.9)	52.3
Repurchase of Liberty Latin America common shares	—	—	—	(62.8)	—	—	—	(62.8)	—	(62.8)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33.0	—	—	33.0	—	33.0
Other	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,067.3)	$(70.1)	$1,818.4	$650.5	$2,468.9

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,677.9)	$(89.7)	$2,236.0	$677.4	$2,913.4
Net loss	—	—	—	—	—	(389.4)	—	(389.4)	(24.0)	(413.4)
Other comprehensive earnings	—	—	—	—	—	—	19.6	19.6	(1.0)	18.6
Repurchase of Liberty Latin America common shares	—	—	—	(118.8)	—	—	—	(118.8)	—	(118.8)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	0.1	—	70.9	—	—	71.0	—	71.0
Balance at June 30, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,067.3)	$(70.1)	$1,818.4	$650.5	$2,468.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2022	2021
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(413.4)	$100.0
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	61.8	55.8
Depreciation and amortization	427.4	484.3
Impairment	558.5	2.9
Loss (gain) on dispositions	0.6	(9.1)
Amortization of deferred financing costs, premiums and discounts, net	18.5	15.9
Realized and unrealized gains on derivative instruments, net	(249.6)	(172.2)
Foreign currency transaction losses, net	165.4	69.8
Losses on debt extinguishment	—	23.3
Deferred income tax expense	(6.6)	33.1
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions	(215.5)	(160.1)
Net cash provided by operating activities	347.1	443.7

Cash flows from investing activities:
Capital expenditures	(319.9)	(334.2)
Cash paid in connection with acquisitions, net of cash acquired	(21.8)	—
Proceeds from dispositions	0.8	20.6
Other investing activities, net	(2.0)	(27.3)
Net cash used by investing activities	(342.9)	(340.9)

Cash flows from financing activities:
Borrowings of debt	258.3	732.5
Payments of principal amounts of debt and finance lease obligations	(105.5)	(334.2)
Repurchase of Liberty Latin America common shares	(119.4)	(9.3)
Net cash received (paid) related to derivative instruments	12.4	(43.0)
Payment of financing costs and debt redemption premiums	(6.0)	(34.1)
Distributions to noncontrolling interest owners	(1.9)	(1.3)
Other financing activities, net	(6.8)	(7.2)
Net cash provided by financing activities	31.1	303.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	0.4

Net increase in cash, cash equivalents and restricted cash	32.9	406.6

Cash, cash equivalents and restricted cash:
Beginning of period	1,074.2	912.5
End of period	$1,107.1	$1,319.1

Cash paid for interest	$241.1	$226.7
Net cash paid for taxes	$57.7	$40.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes (i) C&W; (ii) Liberty Communications PR; (iii) VTR; and (iv) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Cabletica and, as of August 9, 2021 and as further described in note 4, Telefónica Costa Rica. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and Networks and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Chile, through our reportable segment VTR;
iv.Costa Rica, through our reportable segment Liberty Costa Rica; and
B.through the Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
As further described in note 8, we are accounting for the Chile JV Entities as "held for sale”. Consistent with the applicable guidance, we have not reflected reclassifications to exclude the Chile JV Entities from continuing operations in our condensed consolidated statements of operations or cash flows or related footnote disclosures.
Unless otherwise indicated, ownership percentages are calculated as of June 30, 2022.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Correction of Immaterial Errors
As further described in our 2021 Form 10-K, during the fourth quarter of 2021 we identified certain errors in our previously reported condensed consolidated financial statements, primarily related to the understatement of depreciation and amortization of long-lived assets, and to a lesser extent, asset impairments. The errors did not have an impact on our revenue, key segment performance measure (Adjusted OIBDA), cash flow from operations or property and equipment additions. The revisions to our June 30, 2021 condensed consolidated statement of operations as a result of these immaterial error corrections were not material.

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

(3)    Current Expected Credit Losses
The changes in our allowance for expected credit losses associated with trade receivables are set forth below:

	Six months ended June 30,
	2022	2021
	in millions

Balance at beginning of period	$80.3	$100.0
Provision for expected losses, net	36.0	23.2
Write-offs	(21.3)	(27.0)
Foreign currency translation adjustments and other	(4.5)	(4.6)
Balance at end of period	$90.5	$91.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
The changes in our allowance for expected credit losses associated with our current and long-term notes receivables are set forth below:

	Six months ended June 30,
	2022	2021
	in millions

Balance at beginning of period	$32.3	$16.2
Provision for expected losses, net	(3.6)	1.3
Foreign currency translation adjustments and other	(1.1)	—
Balance at end of period	$27.6	$17.5

(4)    Acquisitions
2022 Acquisition
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis for which we completed the closing on July 1, 2022.
Certain disclosures, including our opening balance sheet and pro form financial information for the three and six months ended June 30, 2022 and 2021, have not been provided as we have not had sufficient time to complete our initial valuation assessment.
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
During the first quarter of 2022, we finalized the purchase price for the Telefónica Costa Rica Acquisition, which resulted in a reduction in total consideration paid of $12 million, which was received during the six months ended June 30, 2022. The proceeds received from the final purchase price adjustments have been reflected as an investing activity in our condensed consolidated statement of cash flows.
We have accounted for the Telefónica Costa Rica Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Telefónica Costa Rica based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of Telefónica Costa Rica at the August 9, 2021 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Current assets (a)	$74.7
Goodwill (b)	256.7
Property and equipment	150.6
Intangible assets subject to amortization (c)	139.9
Other assets (d)	145.7
Current liabilities (e)	(74.2)
Long-term liabilities (f)	(168.3)
Total purchase price	$525.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
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
(c)At August 9, 2021, the weighted average useful lives of the acquired customer relationship intangible assets and spectrum intangible assets were approximately 7 years and 25 years, respectively.
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
The following unaudited pro forma condensed consolidated operating results give effect to the Telefónica Costa Rica Acquisition, as if it had been completed as of January 1, 2020:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	in millions

Revenue	$1,241.8	$2,474.8
Net earnings attributable to Liberty Latin America shareholders	$23.0	$109.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2022			December 31, 2021
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets (b):
Cross-currency and interest rate derivative contracts (c)	$39.4	$166.4	$205.8	$15.1	$25.3	$40.4
Foreign currency forward contracts	0.9	—	0.9	0.1	—	0.1
Total	$40.3	$166.4	$206.7	$15.2	$25.3	$40.5

Liabilities (b):
Cross-currency and interest rate derivative contracts (c)	$0.7	$26.4	$27.1	$33.3	$62.1	$95.4
Foreign currency forward contracts	10.4	—	10.4	5.8	—	5.8
Total	$11.1	$26.4	$37.5	$39.1	$62.1	$101.2
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
(c)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9) and are recorded in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$276.1	$59.6	$258.5	$179.1
Foreign currency forward contracts	15.0	4.0	6.7	4.7
Weather Derivatives	(7.8)	(6.3)	(15.6)	(11.6)
Total	$283.3	$57.3	$249.6	$172.2
(a)    Changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $5 million and $9 million during the three months ended June 30, 2022 and 2021, respectively, and $10 million and $30 million during the six months ended June 30, 2022 and 2021, respectively. Included in these amounts are net losses of $3 million and $14 million during the three months ended June 30, 2022 and 2021, respectively, and nil and $17 million during the six months ended June 30, 2022 and 2021, respectively, related to the Chile JV Entities.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Six months ended June 30,
	2022	2021
	in millions

Operating activities	$(7.8)	$(37.2)
Investing activities	2.8	(1.7)
Financing activities (a)	12.4	(43.0)
Total	$7.4	$(81.9)
(a)    The 2022 amount is primarily related to the settlement of certain cross currency swaps at VTR. The 2021 amount is primarily related to (i) $11 million associated with the settlement of interest rate swaps at VTR in connection with the refinancing of the VTR Credit Facilities and (ii) $32 million associated with the settlement of interest rate swaps at Liberty Puerto Rico in connection with the refinancing of the LPR Credit Facilities. For additional information regarding our debt refinancing activity, see note 9.
Subsequent to June 30, 2022, we settled certain cross currency swaps at VTR that resulted in a financing inflow of approximately $75 million.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2022, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $180 million.
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
June 30, 2022
(unaudited)
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2022, not including derivative instruments held by the Chile JV Entities, we did not have any cross-currency swap contracts outstanding.
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to mitigate risk associated with increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,690.0	4.9

Liberty Puerto Rico	$500.0	6.3

Liberty Costa Rica (b)	$276.7	1.5
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, an embedded floor of 0%.
(b)Includes an embedded floor of 0.75%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	1.0

Liberty Puerto Rico	$620.0	1.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At June 30, 2022, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 6.3 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At June 30, 2022, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 6.3 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our foreign currency forwards contracts at June 30, 2022:

	Notional amount due from counterparty		Notional amount due to counterparty		Weighted average remaining life
		in millions			in years

LLA UK Holding Limited (a)	CLP	73,000.0		$88.1	0.2

Liberty Costa Rica borrowing group		$52.8	CRC	35,711.5	0.2
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
June 30, 2022
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
Acquisition Accounting
During the second quarter of 2022, we finalized our acquisition accounting for the Telefónica Costa Rica Acquisition, which did not result in any material changes to our opening balance sheet. For additional information relating to the opening balance sheet associated with the Telefónica Costa Rica Acquisition, see note 4.
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
Goodwill
During the second quarter of 2022, primarily due to significant increases in interest rates, we performed goodwill impairment analyses of all of our reporting units. We used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and an appropriate discount rate. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services. We used discount rates ranging from 7% to 15% in the valuation of the various reporting units. Based upon the results of the aforementioned analysis, we recognized impairment charges associated with certain reporting units of our C&W Caribbean and Networks segment. For additional information regarding goodwill impairment charges resulting from these impairment analyses, see note 7.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2022	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairment	June 30, 2022
	in millions

C&W Caribbean and Networks	$2,433.9	$—	$6.2	$(555.3)	$1,884.8
C&W Panama	617.1	—	—	—	617.1
Liberty Puerto Rico	498.3	0.4	—	—	498.7
Liberty Costa Rica	398.7	(5.3)	(26.2)	—	367.2
Total	$3,948.0	$(4.9)	$(20.0)	$(555.3)	$3,367.8
During the second quarter of 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean and Networks segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units. After recording these impairments, the associated reporting units have $498 million of goodwill remaining. If, among other factors, (i) our equity values were to decline significantly, (ii) we experienced additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $2,784 million and $2,229 million as of June 30, 2022 and December 31, 2021 respectively.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2022	December 31, 2021
	in millions

Distribution systems	$4,463.8	$4,208.8
CPE	937.8	893.7
Support equipment, buildings and land	1,599.5	1,641.6
	7,001.1	6,744.1
Accumulated depreciation	(2,877.2)	(2,575.7)
Total	$4,123.9	$4,168.4
During the six months ended June 30, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $68 million and $38 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	June 30, 2022	December 31, 2021
	in millions

Spectrum licenses	$1,051.0	$1,050.9
Cable television franchise rights	540.0	540.0
Other	1.9	1.5
Total	$1,592.9	$1,592.4

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2022	December 31, 2021
	in millions

Customer relationships	$1,530.3	$1,527.6
Licenses and other	210.9	220.2
	1,741.2	1,747.8
Accumulated amortization	(1,051.8)	(959.2)
Total	$689.4	$788.6

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Effective with the agreement to form the Chile JV, we began accounting for the Chile JV Entities as held for sale. Accordingly, we ceased to depreciate the long-lived assets and amortization of the right of use assets of the Chile JV Entities. We have not presented the Chile JV Entities as a discontinued operation, as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale are summarized below:

	June 30, 2022	December 31, 2021
	in millions
Assets:
Cash and cash equivalents	$67.5	$109.7
Other current assets, net (a)	119.8	132.6
Property and equipment, net	701.9	686.0
Goodwill	288.3	313.0
Other assets, net (a)	345.8	327.4
Total assets	$1,523.3	$1,568.7

Liabilities:
Current portion of debt	$75.7	$82.2
Other accrued and current liabilities (b)	240.6	294.2
Long-term debt	1,419.0	1,416.8
Other long-term liabilities (b)	66.0	60.9
Total liabilities	$1,801.3	$1,854.1
(a)Other current assets, net includes $22 million and $27 million, respectively, and other assets, net, includes $295 million and $277 million, respectively, related to derivative assets.
(b)Other accrued and current liabilities includes $8 million and $16 million, respectively, and other long-term liabilities includes $14 million and $2 million, respectively, related to derivative liabilities.
Our condensed consolidated statements of operations include earnings (losses) before income taxes attributable to the Chile JV Entities of $18 million and $63 million for the three months ended June 30, 2022 and 2021, respectively, and ($58 million) million and $41 million for the six months ended June 30, 2022 and 2021, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
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
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2022			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

		in millions

Convertible Notes (d)	2.00%	—	$—	$347.0	$396.5	$402.5	$402.5
C&W Notes	6.55%	—	—	1,547.4	1,774.3	1,715.0	1,715.0
C&W Credit Facilities	3.93%	(e)	791.5	2,429.6	2,422.7	2,619.4	2,451.3
LPR Senior Secured Notes	6.08%	—	—	1,770.0	2,058.1	1,981.0	1,981.0
LPR Credit Facilities	5.07%	$172.5	172.5	596.8	623.1	620.0	620.0
Liberty Costa Rica Credit Facilities (f)	7.39%	$7.0	7.0	340.1	407.1	400.4	408.7
Vendor financing (g)	3.48%	—	—	155.3	99.8	155.3	99.8
Total debt before premiums, discounts and deferred financing costs	5.20%		$971.0	$7,186.2	$7,781.6	$7,893.6	$7,678.3
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2022	December 31, 2021
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,893.6	$7,678.3
Premiums, discounts and deferred financing costs, net	(108.5)	(120.0)
Total carrying amount of debt	7,785.1	7,558.3
Finance lease obligations	10.1	7.6
Total debt and finance lease obligations	7,795.2	7,565.9
Less: Current maturities of debt and finance lease obligations	(166.4)	(106.3)
Long-term debt and finance lease obligations	$7,628.8	$7,459.6
(a)Represents the weighted average interest rate in effect at June 30, 2022 for all borrowings outstanding (excluding those of the Chile JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2022 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2022, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, including VTR, both before and after completion of the June 30, 2022 compliance reporting requirements. At June 30,

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
2022, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders, other than VTR’s that is limited to approximately CLP 84 billion ($91 million) under the terms of the 2028 VTR Senior Notes indenture.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At June 30, 2022, the carrying value of the Convertible Notes was $366 million and the unamortized debt discount on the Convertible Notes was $35 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and Jamaican dollar revolving credit facilities.
(f)The Liberty Costa Rica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(g)Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $79 million and $54 million for the six months ended June 30, 2022 and 2021, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Financing Activity
In the tables below, non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
During the six months ended June 30, 2022 and 2021, borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended, including activity related to the Chile JV Entities, are as follows:

Period	Borrowing group	Instrument	Issued at	Maturity	Interest rate	Principal amount borrowed	Non-cash component
						in millions

2022	C&W	2028 CWP Term Loan A	100%	January 18, 2028	4.25%	$275.0	$272.9
2022	C&W	2028 CWP Term Loan B	100%	January 18, 2028	4.25%	$160.0	$—
2022	C&W	CWP Revolving Credit Facility (a)	100%	January 18, 2027	SOFR + 3.75%	$12.0	N/A

2021	Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%	July 15, 2029	5.125%	$820.0	$500.0
2021	Liberty Puerto Rico	2028 LPR Term Loan	100%	October 15, 2028	LIBOR + 3.75%	$500.0	$500.0
2021	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.50%	(b)	N/A

2021	VTR	2029 VTR Senior Secured Notes	100%	April 15, 2029	4.375%	$410.0	$60.0
2021	VTR	VTR RCF – A	N/A	June 15, 2026	TAB + 3.35%	$—	N/A
N/A – Not applicable.
(a)The CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.
(b)Total commitments under the LPR Revolving Credit Facility were increased by $43 million.
During the six months ended June 30, 2022 and 2021, we made repayments on the following debt instruments, including activity related to the Chile JV Entities:

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Maturities of Debt
Maturities of our debt as of June 30, 2022 are presented below. The table below excludes the debt of the Chile JV Entities as it has been reflected in liabilities associated with assets held for sale on our June 30, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents based on June 30, 2022 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2022 (remainder of year)	$80.8	$—	$—	$0.4	$81.2
2023	74.6	—	—	0.6	75.2
2024	56.4	—	400.4	402.8	859.6
2025	1.8	—	—	—	1.8
2026	0.6	—	—	—	0.6
2027	1,715.5	1,161.0	—	—	2,876.5
Thereafter	2,558.7	1,440.0	—	—	3,998.7
Total debt maturities	4,488.4	2,601.0	400.4	403.8	7,893.6
Premiums, discounts and deferred financing costs, net	(34.5)	(31.0)	(6.4)	(36.6)	(108.5)
Total debt	$4,453.9	$2,570.0	$394.0	$367.2	$7,785.1
Current portion	$165.0	$—	$—	$0.7	$165.7
Noncurrent portion	$4,288.9	$2,570.0	$394.0	$366.5	$7,619.4
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(10)    Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions
Operating lease expense:
Operating lease cost	$28.6	$18.6	$55.9	$40.5
Short-term lease cost	6.1	5.9	12.0	9.9
Total operating lease expense	$34.7	$24.5	$67.9	$50.4
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	June 30, 2022	December 31, 2021
	in millions

Operating lease right-of-use assets	$413.5	$441.0
Operating lease liabilities:
Current	$69.6	$82.0
Noncurrent	369.5	371.0
Total operating lease liabilities	$439.1	$453.0

Weighted-average remaining lease term	7.1 years	7.5 years

Weighted-average discount rate	6.2%	6.2%

	Six months ended June 30,
	2022	2021
	in millions

Operating cash outflows related to operating leases	$58.7	$39.7
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$36.6	$19.5
(a)Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2022 and 2021, respectively.
Our operating lease right-of-use assets are included in other assets, net, and our noncurrent operating lease liabilities are included in other long-term liabilities in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2022 are presented below. The table below excludes the operating lease liabilities of the Chile JV Entities as they have been reflected in liabilities associated with assets held for sale on our June 30, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2022 exchange rates.

Years ending December 31:
2022 (remainder of year)	$47.5
2023	90.1
2024	79.9
2025	71.9
2026	62.5
2027	50.1
Thereafter	147.7
Total operating lease liabilities on an undiscounted basis	549.7
Present value discount	(110.6)
Present value of operating lease liabilities	$439.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2022, we have approximately $350 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of 5 years.

(12)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Programming and copyright	$101.2	$114.4	$210.5	$226.2
Interconnect	88.4	80.1	174.1	160.7
Equipment and other (a)	109.9	84.9	217.1	176.2
Total programming and other direct costs of services	$299.5	$279.4	$601.7	$563.1
(a)Includes amounts related to cost of goods sold from equipment sales of $83 million and $63 million for the three months ended June 30, 2022 and 2021, respectively, and $168 million and $134 million for the six months ended June 30, 2022 and 2021 include, respectively.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Personnel and contract labor	$145.1	$143.8	$298.3	$282.2
Network-related	78.9	82.1	161.5	161.1
Service-related	54.6	45.3	105.8	92.8
Commercial	58.1	53.7	123.6	106.1
Facility, provision, franchise and other	117.9	104.9	241.7	219.8
Share-based compensation expense	31.8	32.8	61.8	55.8
Total other operating costs and expenses	$486.4	$462.6	$992.7	$917.8

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
Income tax expense was $40 million and $43 million during the three months ended June 30, 2022 and 2021, respectively, and $64 million and $72 million during the six months ended June 30, 2022 and 2021. This represents an effective income tax rate of 8.7% and (82.0%) for the three months ended June 30, 2022 and 2021, respectively, and 18.3% and (41.9%) for the six months ended June 30, 2022 and 2021, including items treated discretely.
For the three and six months ended June 30, 2022, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, permanent tax differences, such as non-taxable income and net decreases in valuation allowances.
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
June 30, 2022
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic	224,871,211	233,960,795	226,563,314	233,189,937
Diluted	224,871,211	234,800,020	226,563,314	233,945,963
We reported net losses attributable to Liberty Latin America shareholders during the three and six months ended June 30, 2022. The potentially dilutive effect at June 30, 2022 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 36.1 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs and PSARs of 9.5 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million. With regards to the aggregate number of shares potentially issuable under our Convertible Notes, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
The details of the calculations of our basic and diluted EPS for the three and six months ended June 30, 2021 are set forth below in millions, except for share amounts:

	Three months ended June 30, 2021	Six months ended June 30, 2021

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation)	$12.7	$101.8
Denominator:
Weighted average shares (basic EPS computation)	233,960,795	233,189,937
Incremental shares attributable to an employee stock purchase plan and the release of PSUs and RSUs upon vesting (treasury stock method)	839,225	756,026
Number of shares issuable under our Convertible Notes (if-converted method) (a)	—	—
Weighted average shares (diluted EPS computation) (a)	234,800,020	233,945,963
(a)We have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, and RSUs of 24.5 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSARs and PSUs of 7.8 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million, because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria. As further discussed above, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
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
During the six months ended June 30, 2022, we repurchased 2,370,600 and 9,840,400 Class A and Class C common shares, respectively, under the Share Repurchase Programs. During the six months ended June 30, 2021, we repurchased 706,400 Class A common shares. At June 30, 2022, the remaining amount authorized for share repurchases under the 2022 Share Repurchase Program was $107 million.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
(18)    Segment Reporting
Our reportable segments derive their revenue primarily from residential and B2B services, including video, broadband internet, fixed-line telephony and mobile services. Our corporate category includes our corporate operations, which derive revenue from mobile handset insurance services. We generally identify our reportable segments as those operating segments that represent 10% or more of our revenue, Adjusted OIBDA or total assets.
As of June 30, 2022, our reportable segments are as follows:
•C&W Caribbean and Networks;
•C&W Panama;
•Liberty Puerto Rico;
•VTR; and
•Liberty Costa Rica.
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
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico, and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

C&W Caribbean and Networks	$454.5	$434.2	$899.4	$864.0
C&W Panama	141.6	133.3	268.8	260.6
Liberty Puerto Rico	364.1	360.4	733.4	721.7
VTR	150.0	209.3	320.8	419.6
Liberty Costa Rica	108.0	36.3	215.4	72.5
Corporate	5.5	5.4	11.1	10.8
Intersegment eliminations	(6.1)	(5.7)	(12.6)	(10.8)
Total	$1,217.6	$1,173.2	$2,436.3	$2,338.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

C&W Caribbean and Networks	$209.6	$188.1	$402.1	$369.4
C&W Panama	44.4	45.6	84.9	89.6
Liberty Puerto Rico	148.8	161.4	293.1	311.3
VTR	37.9	68.7	84.4	139.2
Liberty Costa Rica	35.6	12.7	65.8	26.8
Corporate	(12.8)	(12.5)	(26.6)	(23.0)
Total	$463.5	$464.0	$903.7	$913.3
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Total Adjusted OIBDA	$463.5	$464.0	$903.7	$913.3
Share-based compensation expense	(31.8)	(32.8)	(61.8)	(55.8)
Depreciation and amortization	(213.3)	(241.2)	(427.4)	(484.3)
Impairment, restructuring and other operating items, net	(568.6)	(17.0)	(576.4)	(19.2)
Operating income (loss)	(350.2)	173.0	(161.9)	354.0
Interest expense	(136.9)	(133.7)	(266.6)	(260.1)
Realized and unrealized gains on derivative instruments, net	283.3	57.3	249.6	172.2
Foreign currency transaction losses, net	(262.0)	(44.4)	(165.4)	(69.8)
Losses on debt extinguishment	—	—	—	(23.3)
Other expense, net	(0.4)	(0.4)	(5.2)	(1.0)
Earnings (loss) before income taxes	$(466.2)	$51.8	$(349.5)	$172.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
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

	Six months ended June 30,
	2022	2021
	in millions

C&W Caribbean and Networks	$113.2	$122.8
C&W Panama	41.4	30.8
Liberty Puerto Rico	91.0	84.9
VTR	79.7	102.5
Liberty Costa Rica	25.2	14.6
Corporate	16.6	11.5
Total property and equipment additions	367.1	367.1
Assets acquired under capital-related vendor financing arrangements	(67.5)	(38.3)
Changes in current liabilities related to capital expenditures	20.3	5.4
Total capital expenditures	$319.9	$334.2
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)

	Three months ended June 30, 2022
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.6	$24.1	$115.5	$130.0	$33.4	$—	$—	$422.6
Non-subscription revenue	8.5	1.8	5.6	3.4	0.8	—	—	20.1
Total residential fixed revenue	128.1	25.9	121.1	133.4	34.2	—	—	442.7
Residential mobile revenue:
Service revenue	77.6	43.9	117.2	8.7	48.6	—	—	296.0
Interconnect, inbound roaming, equipment sales and other (a)	16.3	11.1	58.3	1.0	15.6	5.5	—	107.8
Total residential mobile revenue	93.9	55.0	175.5	9.7	64.2	5.5	—	403.8
Total residential revenue	222.0	80.9	296.6	143.1	98.4	5.5	—	846.5
B2B revenue:
Service revenue (b)	159.0	60.7	57.3	6.9	9.6	—	(1.6)	291.9
Subsea network revenue	73.5	—	—	—	—	—	(4.5)	69.0
Total B2B revenue	232.5	60.7	57.3	6.9	9.6	—	(6.1)	360.9
Other revenue	—	—	10.2	—	—	—	—	10.2
Total	$454.5	$141.6	$364.1	$150.0	$108.0	$5.5	$(6.1)	$1,217.6
(a)The total amount includes $29 million of inbound roaming revenue and $53 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)

	Three months ended June 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$118.2	$21.2	$109.5	$182.0	$34.6	$—	$—	$465.5
Non-subscription revenue	8.9	2.4	4.9	4.0	1.7	—	—	21.9
Total residential fixed revenue	127.1	23.6	114.4	186.0	36.3	—	—	487.4
Residential mobile revenue:
Service revenue	75.0	44.6	123.7	13.0	—	—	—	256.3
Interconnect, inbound roaming, equipment sales and other (a)	16.5	11.3	58.6	1.8	—	5.4	—	93.6
Total residential mobile revenue	91.5	55.9	182.3	14.8	—	5.4	—	349.9
Total residential revenue	218.6	79.5	296.7	200.8	36.3	5.4	—	837.3
B2B revenue:
Service revenue (b)	152.8	53.8	55.2	8.5	—	—	(0.9)	269.4
Subsea network revenue	62.8	—	—	—	—	—	(4.8)	58.0
Total B2B revenue	215.6	53.8	55.2	8.5	—	—	(5.7)	327.4
Other revenue	—	—	8.5	—	—	—	—	8.5
Total	$434.2	$133.3	$360.4	$209.3	$36.3	$5.4	$(5.7)	$1,173.2
(a)The total amount includes $25 million of inbound roaming revenue and $45 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $10 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)

	Six months ended June 30, 2022
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$47.8	$231.3	$279.6	$68.1	$—	$—	$868.1
Non-subscription revenue	17.6	4.0	11.0	6.5	1.6	—	—	40.7
Total residential fixed revenue	258.9	51.8	242.3	286.1	69.7	—	—	908.8
Residential mobile revenue:
Service revenue	154.1	86.9	237.1	18.0	94.8	—	—	590.9
Interconnect, inbound roaming, equipment sales and other (a)	30.8	21.5	122.2	2.1	32.1	11.1	—	219.8
Total residential mobile revenue	184.9	108.4	359.3	20.1	126.9	11.1	—	810.7
Total residential revenue	443.8	160.2	601.6	306.2	196.6	11.1	—	1,719.5
B2B revenue:
Service revenue (b)	317.2	108.6	111.3	14.6	18.8	—	(3.3)	567.2
Subsea network revenue	138.4	—	—	—	—	—	(9.3)	129.1
Total B2B revenue	455.6	108.6	111.3	14.6	18.8	—	(12.6)	696.3
Other revenue	—	—	20.5	—	—	—	—	20.5
Total	$899.4	$268.8	$733.4	$320.8	$215.4	$11.1	$(12.6)	$2,436.3
(a)The total amount includes $55 million of inbound roaming revenue and $114 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $12 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)

	Six months ended June 30, 2021
	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$235.6	$42.4	$216.5	$365.1	$69.2	$—	$—	$928.8
Non-subscription revenue	17.4	4.9	9.1	7.4	3.3	—	—	42.1
Total residential fixed revenue	253.0	47.3	225.6	372.5	72.5	—	—	970.9
Residential mobile revenue:
Service revenue	146.8	89.2	240.2	26.2	—	—	—	502.4
Interconnect, inbound roaming, equipment sales and other (a)	30.1	21.6	131.6	4.1	—	10.8	—	198.2
Total residential mobile revenue	176.9	110.8	371.8	30.3	—	10.8	—	700.6
Total residential revenue	429.9	158.1	597.4	402.8	72.5	10.8	—	1,671.5
B2B revenue:
Service revenue (b)	303.6	102.5	107.3	16.8	—	—	(2.0)	528.2
Subsea network revenue	130.5	—	—	—	—	—	(8.8)	121.7
Total B2B revenue	434.1	102.5	107.3	16.8	—	—	(10.8)	649.9
Other revenue	—	—	17.0	—	—	—	—	17.0
Total	$864.0	$260.6	$721.7	$419.6	$72.5	$10.8	$(10.8)	$2,338.4
(a)The total amount includes $50 million of inbound roaming revenue and $102 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $13 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2022
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Puerto Rico	$350.9	$346.6	$707.5	$693.9
Chile	150.0	209.3	320.8	419.6
Panama	141.0	132.8	267.4	259.5
Costa Rica	107.9	36.3	215.1	72.5
Jamaica	105.3	99.4	210.1	196.7
Networks & LatAm (a)	97.4	84.8	185.9	175.2
The Bahamas	48.4	47.7	96.1	92.7
Trinidad and Tobago	39.6	39.9	80.2	79.6
Barbados	36.8	35.0	73.3	68.9
Curacao	32.6	35.3	65.7	69.6
Other (b)	107.7	106.1	214.2	210.2
Total	$1,217.6	$1,173.2	$2,436.3	$2,338.4
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2022 and 2021.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of June 30, 2022.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting and the remediation of material weaknesses; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our projected sources and uses of cash; the Telefónica Costa Rica Acquisition; the Claro Panama Acquisition; the timing and impacts of proposed transactions, including the pending formation of the Chile JV; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; our 2022 Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2021 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the pending formation of the Chile JV;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the pending formation of the Chile JV, the Claro Panama Acquisition and the Telefónica Costa Rica Acquisition;
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

•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquired Entities and with respect to the Telefónica Costa Rica Acquisition and the Claro Panama Acquisition;
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
iii.Chile, through our reportable segment VTR; and
iv.Costa Rica, through our reportable segment Liberty Costa Rica; and
B.through our Networks & LatAm business of our C&W Caribbean and Networks segment, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At June 30, 2022, we (i) owned and operated fixed networks that passed 8,541,600 homes and served 6,412,200 RGUs comprising 2,881,900 broadband internet subscribers, 1,929,000 video subscribers and 1,601,300 fixed-line telephony subscribers, and (ii) served 7,492,300 mobile subscribers.
Acquisition
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis, for which we completed the closing on July 1, 2022.
Competition and Management Focus
We are experiencing significant competition from other telecommunications operators and other communication service providers in all of our markets, and in particular in our operations in Chile, as competitors continue to expand and upgrade their networks. In addition, technological advances and product innovations have increased and are likely to continue to increase giving customers several options for the provision of their communications services. In all markets, we seek to differentiate our communications services by focusing on customer service and competitive pricing, and offering quality high-speed connectivity. For example, in March, VTR introduced new pricing plans for new and existing customers. The significant competition we are experiencing in Chile has adversely impacted our revenue, RGUs and ARPU. For additional information regarding the revenue impact of changes in the RGUs and ARPU, see discussion below.

Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2022 and 2021 is affected by acquisitions and FX effects. As we use the term, “organic” changes exclude FX and the impacts of acquisitions, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions. We acquired (i) Telefónica’s operations in Costa Rica in August 2021 and (ii) 96% of Broadband VI, LLC’s operations in the U.S. Virgin Islands effective December 2021. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Liberty Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. Our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated statements of operations) for the U.S. dollar per one Chilean peso appreciated by 18% and 15% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each reportable segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico, and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Operating income (loss)	$(350.2)	$173.0	$(161.9)	$354.0
Share-based compensation expense	31.8	32.8	61.8	55.8
Depreciation and amortization	213.3	241.2	427.4	484.3
Impairment, restructuring and other operating items, net	568.6	17.0	576.4	19.2
Consolidated Adjusted OIBDA	$463.5	$464.0	$903.7	$913.3

The following tables set forth organic and non-organic changes in Adjusted OIBDA for the periods indicated:

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2021	$188.1	$45.6	$161.4	$68.7	$12.7	$(12.5)	$—	$464.0
Organic changes related to:
Revenue	24.0	8.3	0.7	(32.6)	0.9	0.1	(0.4)	1.0
Programming and other direct costs	(2.1)	(6.4)	(8.9)	6.0	(0.1)	—	0.3	(11.2)
Other operating costs and expenses	1.0	(3.1)	(4.8)	2.5	(1.2)	(0.4)	0.1	(5.9)
Non-organic increases (decreases):
FX	(1.4)	—	—	(6.7)	(1.0)	—	—	(9.1)
Acquisitions	—	—	0.4	—	24.3	—	—	24.7
June 30, 2022	$209.6	$44.4	$148.8	$37.9	$35.6	$(12.8)	$—	$463.5

	C&W Caribbean and Networks	C&W Panama	Liberty Puerto Rico	VTR	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2021	$369.4	$89.6	$311.3	$139.2	$26.8	$(23.0)	$—	$913.3
Organic changes related to:
Revenue	46.4	8.2	5.8	(52.2)	1.9	0.3	(1.8)	8.6
Programming and other direct costs	(7.4)	(6.7)	(13.8)	5.4	—	—	0.5	(22.0)
Other operating costs and expenses	(2.4)	(6.2)	(11.1)	4.3	(2.9)	(3.9)	1.3	(20.9)
Non-organic increases (decreases):
FX	(3.9)	—	—	(12.3)	(1.7)	—	—	(17.9)
Acquisitions	—	—	0.9	—	41.7	—	—	42.6
June 30, 2022	$402.1	$84.9	$293.1	$84.4	$65.8	$(26.6)	$—	$903.7

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	%

C&W Caribbean and Networks	46.1	43.3	44.7	42.8
C&W Panama	31.4	34.2	31.6	34.4
Liberty Puerto Rico	40.9	44.8	40.0	43.1
VTR	25.3	32.8	26.3	33.2
Liberty Costa Rica	33.0	35.0	30.5	37.0
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decrease in the Adjusted OIBDA margin for VTR is primarily related to a decline in revenue, as further discussed below and in the Overview above. The decrease in the Adjusted OIBDA margin for Liberty Costa Rica is primarily related to the inclusion of the Telefónica Costa Rica operations following the Telefónica Costa Rica Acquisition, which generates lower Adjusted OIBDA margin relative to the legacy operations. Additionally, we incurred $7 million and $12 million of integration costs during the three and six months ended June 30, 2022, respectively, in our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments. During the three and six months ended June 30, 2021 we incurred $2 million and $3 million, respectively, in our Liberty Puerto Rico segment.
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
The following tables set forth the organic and non-organic changes in revenue by reportable segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

C&W Caribbean and Networks	$454.5	$434.2	$20.3	$(3.7)	$—	$24.0
C&W Panama	141.6	133.3	8.3	—	—	8.3
Liberty Puerto Rico	364.1	360.4	3.7	—	3.0	0.7
VTR	150.0	209.3	(59.3)	(26.7)	—	(32.6)
Liberty Costa Rica	108.0	36.3	71.7	(3.3)	74.1	0.9
Corporate	5.5	5.4	0.1	—	—	0.1
Intersegment eliminations	(6.1)	(5.7)	(0.4)	—	—	(0.4)
Total	$1,217.6	$1,173.2	$44.4	$(33.7)	$77.1	$1.0

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

C&W Caribbean and Networks	$899.4	$864.0	$35.4	$(11.0)	$—	$46.4
C&W Panama	268.8	260.6	8.2	—	—	8.2
Liberty Puerto Rico	733.4	721.7	11.7	—	5.9	5.8
VTR	320.8	419.6	(98.8)	(46.6)	—	(52.2)
Liberty Costa Rica	215.4	72.5	142.9	(5.1)	146.1	1.9
Corporate	11.1	10.8	0.3	—	—	0.3
Intersegment eliminations	(12.6)	(10.8)	(1.8)	—	—	(1.8)
Total	$2,436.3	$2,338.4	$97.9	$(62.7)	$152.0	$8.6

C&W Caribbean and Networks. C&W Caribbean and Networks’ revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.6	$118.2	$1.4	1
Non-subscription revenue	8.5	8.9	(0.4)	(4)
Total residential fixed revenue	128.1	127.1	1.0	1
Residential mobile revenue:
Service revenue	77.6	75.0	2.6	3
Interconnect, inbound roaming, equipment sales and other (a)	16.3	16.5	(0.2)	(1)
Total residential mobile revenue	93.9	91.5	2.4	3
Total residential revenue	222.0	218.6	3.4	2
B2B revenue:
Service revenue	159.0	152.8	6.2	4
Subsea network revenue	73.5	62.8	10.7	17
Total B2B revenue	232.5	215.6	16.9	8
Total	$454.5	$434.2	$20.3	5
(a)Revenue from inbound roaming was $7 million and $6 million, respectively.

	Six months ended June 30,		Increase
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$235.6	$5.7	2
Non-subscription revenue	17.6	17.4	0.2	1
Total residential fixed revenue	258.9	253.0	5.9	2
Residential mobile revenue:
Service revenue	154.1	146.8	7.3	5
Interconnect, inbound roaming, equipment sales and other (a)	30.8	30.1	0.7	2
Total residential mobile revenue	184.9	176.9	8.0	5
Total residential revenue	443.8	429.9	13.9	3
B2B revenue:
Service revenue	317.2	303.6	13.6	4
Subsea network revenue	138.4	130.5	7.9	6
Total B2B revenue	455.6	434.1	21.5	5
Total	$899.4	$864.0	$35.4	4
(a)Revenue from inbound roaming was $13 million and $11 million, respectively.
The details of the changes in C&W Caribbean and Networks’ revenue during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.7	$12.0
ARPU (b)	(2.7)	(3.7)
Increase (decrease) in residential fixed non-subscription revenue	(0.4)	0.3
Total increase in residential fixed revenue	1.6	8.6
Increase in residential mobile service revenue (c)	3.2	9.2
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	—	1.0
Increase in B2B service revenue (d)	7.9	18.4
Increase in B2B subsea network revenue (e)	11.3	9.2
Total organic increase	24.0	46.4
Impact of FX	(3.7)	(11.0)
Total	$20.3	$35.4
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The decreases are primarily due to lower ARPU from video and broadband internet services, partially offset by higher ARPU from fixed-line telephony services.
(c)The increases are attributable to the net effect of (i) higher average numbers of mobile subscribers, mostly due to growth from fixed-mobile convergence efforts and increases in sales initiatives, and (ii) declines in ARPU as a result of certain pricing strategies.
(d)The increases are attributable to higher revenues from (i) fixed and managed services, primarily due to broadband internet services-related growth, (ii) mobile services, driven by higher volumes, and (iii) for the six-month comparison, certain non-recurring B2B contracts.

(e)The increases are primarily due to the net positive impact associated with the recognition of deferred revenue and penalties upon termination of customer contracts during (i) the first and second quarters of 2022 and (ii) the first quarter of 2021.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$24.1	$21.2	$2.9	14
Non-subscription revenue	1.8	2.4	(0.6)	(25)
Total residential fixed revenue	25.9	23.6	2.3	10
Residential mobile revenue:
Service revenue	43.9	44.6	(0.7)	(2)
Interconnect, inbound roaming, equipment sales and other (a)	11.1	11.3	(0.2)	(2)
Total residential mobile revenue	55.0	55.9	(0.9)	(2)
Total residential revenue	80.9	79.5	1.4	2
B2B service revenue	60.7	53.8	6.9	13
Total	$141.6	$133.3	$8.3	6
(a)Revenue from inbound roaming was $1 million for both periods presented.

	Six months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$47.8	$42.4	$5.4	13
Non-subscription revenue	4.0	4.9	(0.9)	(18)
Total residential fixed revenue	51.8	47.3	4.5	10
Residential mobile revenue:
Service revenue	86.9	89.2	(2.3)	(3)
Interconnect, inbound roaming, equipment sales and other (a)	21.5	21.6	(0.1)	—
Total residential mobile revenue	108.4	110.8	(2.4)	(2)
Total residential revenue	160.2	158.1	2.1	1
B2B service revenue	108.6	102.5	6.1	6
Total	$268.8	$260.6	$8.2	3
(a)Revenue from inbound roaming was $2 million and $1 million, respectively.

The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.7	$7.1
ARPU	(0.8)	(1.7)
Decrease in residential fixed non-subscription revenue	(0.6)	(0.9)
Total increase in residential fixed revenue	2.3	4.5
Decrease in residential mobile service revenue (b)	(0.7)	(2.3)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.2)	(0.1)
Increase in B2B service revenue (c)	6.9	6.1
Total organic increase	$8.3	$8.2
(a)The increases are primarily attributable to higher average broadband internet and video RGUs.
(b)The decreases are primarily due to the net effect of (i) lower ARPU from prepaid mobile services, mainly attributable to lower recharging activity, and (ii) higher average numbers of postpaid mobile subscribers.
(c)The increases are primarily due to (i) increases in the volume of certain projects, (ii) higher revenue from data services and (iii) increased mobile handset revenue.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$115.5	$109.5	$6.0	5
Non-subscription revenue	5.6	4.9	0.7	14
Total residential fixed revenue	121.1	114.4	6.7	6
Residential mobile revenue:
Service revenue	117.2	123.7	(6.5)	(5)
Interconnect, inbound roaming, equipment sales and other (a)	58.3	58.6	(0.3)	(1)
Total residential mobile revenue	175.5	182.3	(6.8)	(4)
Total residential revenue	296.6	296.7	(0.1)	—
B2B service revenue	57.3	55.2	2.1	4
Other revenue	10.2	8.5	1.7	20
Total	$364.1	$360.4	$3.7	1
(a)Revenue from inbound roaming was $19 million and $17 million, respectively.

	Six months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$231.3	$216.5	$14.8	7
Non-subscription revenue	11.0	9.1	1.9	21
Total residential fixed revenue	242.3	225.6	16.7	7
Residential mobile revenue:
Service revenue	237.1	240.2	(3.1)	(1)
Interconnect, inbound roaming, equipment sales and other (a)	122.2	131.6	(9.4)	(7)
Total residential mobile revenue	359.3	371.8	(12.5)	(3)
Total residential revenue	601.6	597.4	4.2	1
B2B service revenue	111.3	107.3	4.0	4
Other revenue	20.5	17.0	3.5	21
Total	$733.4	$721.7	$11.7	2
(a)Revenue from inbound roaming was $36 million and $37 million, respectively.
The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.6	$13.1
ARPU (b)	(2.3)	(3.3)
Increase in residential fixed non-subscription revenue	0.4	1.0
Total increase in residential fixed revenue	3.7	10.8
Decrease in residential mobile service revenue (c)	(6.5)	(3.1)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(0.3)	(9.4)
Increase in B2B service revenue (e)	2.1	4.0
Increase in other revenue (f)	1.7	3.5
Total organic increase	0.7	5.8
Impact of an acquisition	3.0	5.9
Total	$3.7	$11.7
(a)The increases are primarily attributable to higher average broadband internet and video RGUs.
(b)The decreases, which include the impact of credits issued to customers during the second quarter of 2022 as a result of power outages, are primarily attributable to lower ARPU from video and broadband internet services.
(c)The decreases are primarily due to lower ARPU from mobile services and, for the three-month comparison, declines in the average number of mobile subscribers.
(d)For the six-month comparison, the decline is due in part to higher promotions associated with handset sales and a decline in inbound roaming.
(e)The increases are primarily due to the net effect of (i) higher revenue from mobile services and (ii) lower revenue from equipment sales.
(f)The increases are primarily attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended June 30,		Decrease
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$130.0	$182.0	$(52.0)	(29)
Non-subscription revenue	3.4	4.0	(0.6)	(15)
Total residential fixed revenue	133.4	186.0	(52.6)	(28)
Residential mobile revenue:
Service revenue	8.7	13.0	(4.3)	(33)
Interconnect, inbound roaming, equipment sales and other	1.0	1.8	(0.8)	(44)
Total residential mobile revenue	9.7	14.8	(5.1)	(34)
Total residential revenue	143.1	200.8	(57.7)	(29)
B2B service revenue	6.9	8.5	(1.6)	(19)
Total	$150.0	$209.3	$(59.3)	(28)

	Six months ended June 30,		Decrease
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$279.6	$365.1	$(85.5)	(23)
Non-subscription revenue	6.5	7.4	(0.9)	(12)
Total residential fixed revenue	286.1	372.5	(86.4)	(23)
Residential mobile revenue:
Service revenue	18.0	26.2	(8.2)	(31)
Interconnect, inbound roaming, equipment sales and other	2.1	4.1	(2.0)	(49)
Total residential mobile revenue	20.1	30.3	(10.2)	(34)
Total residential revenue	306.2	402.8	(96.6)	(24)
B2B service revenue	14.6	16.8	(2.2)	(13)
Total	$320.8	$419.6	$(98.8)	(24)

The details of the changes in VTR’s revenue during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(7.3)	$(11.8)
ARPU (b)	(21.5)	(33.1)
Change in residential fixed non-subscription revenue	—	—
Total decrease in residential fixed revenue	(28.8)	(44.9)
Decrease in residential mobile service revenue (c)	(2.6)	(5.5)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.7)	(1.7)
Decrease in B2B service revenue	(0.5)	(0.1)
Total organic decrease	(32.6)	(52.2)
Impact of FX	(26.7)	(46.6)
Total	$(59.3)	$(98.8)
(a)The decreases are primarily attributable to lower average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from broadband internet services, mainly associated with (i) increased competition that generally resulted in (a) the churn of higher-ARPU customers and (b) the addition of lower-ARPU customers, and (ii) strategic initiatives implemented during the first quarter of 2022. Higher discounts and lower-ARPU customers related to video services also contributed to the decline in ARPU.
(c)The decreases are due to (i) lower ARPU from mobile services and (ii) lower average numbers of mobile subscribers.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.4	$34.6	$(1.2)	(3)
Non-subscription revenue	0.8	1.7	(0.9)	(53)
Total residential fixed revenue	34.2	36.3	(2.1)	(6)
Residential mobile revenue:
Service revenue	48.6	—	48.6	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	15.6	—	15.6	N.M.
Total residential mobile revenue	64.2	—	64.2	N.M.
Total residential revenue	98.4	36.3	62.1	171
B2B service revenue	9.6	—	9.6	N.M.
Total	$108.0	$36.3	$71.7	198
N.M. — Not Meaningful.
(a)Amount includes $2 million of revenue from inbound roaming.

	Six months ended June 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$68.1	$69.2	$(1.1)	(2)
Non-subscription revenue	1.6	3.3	(1.7)	(52)
Total residential fixed revenue	69.7	72.5	(2.8)	(4)
Residential mobile revenue:
Service revenue	94.8	—	94.8	N.M.
Interconnect, inbound roaming, equipment sales and other (a)	32.1	—	32.1	N.M.
Total residential mobile revenue	126.9	—	126.9	N.M.
Total residential revenue	196.6	72.5	124.1	171
B2B service revenue	18.8	—	18.8	N.M.
Total	$215.4	$72.5	$142.9	197
N.M. — Not Meaningful.
(a)Amount includes $4 million of revenue from inbound roaming.
The details of the changes in Liberty Costa Rica’s revenue during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.1	$7.7
ARPU (b)	(2.3)	(4.1)
Decrease in residential fixed non-subscription revenue	(0.9)	(1.7)
Total organic increase	0.9	1.9
Impact of an acquisition	74.1	146.1
Impact of FX	(3.3)	(5.1)
Total	$71.7	$142.9
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The decreases are primarily due to the net effect of (i) lower ARPU from video services, (ii) the impact of product mix and (iii) higher ARPU from broadband internet services.
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

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Programming and copyright	$101.2	$114.4	$(13.2)	$(7.6)	$—	$(5.6)
Interconnect	88.4	80.1	8.3	(1.9)	9.2	1.0
Equipment and other	109.9	84.9	25.0	(0.4)	9.6	15.8
Total programming and other direct costs of services	$299.5	$279.4	$20.1	$(9.9)	$18.8	$11.2

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Programming and copyright	$210.5	$226.2	$(15.7)	$(13.7)	$—	$(2.0)
Interconnect	174.1	160.7	13.4	(4.2)	16.4	1.2
Equipment and other	217.1	176.2	40.9	(0.9)	19.0	22.8
Total programming and other direct costs of services	$601.7	$563.1	$38.6	$(18.8)	$35.4	$22.0

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean and Networks segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$22.8	$23.2	$(0.4)	$(0.1)	$(0.3)
Interconnect	36.3	37.6	(1.3)	(0.6)	(0.7)
Equipment and other	19.3	16.4	2.9	(0.2)	3.1
Total programming and other direct costs of services	$78.4	$77.2	$1.2	$(0.9)	$2.1

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$45.9	$46.9	$(1.0)	$(0.5)	$(0.5)
Interconnect	73.9	75.2	(1.3)	(1.9)	0.6
Equipment and other	39.7	33.0	6.7	(0.6)	7.3
Total programming and other direct costs of services	$159.5	$155.1	$4.4	$(3.0)	$7.4
•Equipment and other: The organic increases are primarily due to (i) higher volumes of handset sales and (ii) for the six-month comparison, higher costs associated with certain non-recurring B2B contracts.

C&W Panama. The following tables set forth the organic changes in programming and other direct costs of services for our C&W Panama segment for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2022	2021
	in millions

Programming and copyright	$4.3	$3.9	$0.4
Interconnect	15.2	15.5	(0.3)
Equipment and other	28.7	22.4	6.3
Total programming and other direct costs of services	$48.2	$41.8	$6.4

	Six months ended June 30,		Organic increase (decrease)
	2022	2021
	in millions

Programming and copyright	$8.3	$7.6	$0.7
Interconnect	30.4	30.7	(0.3)
Equipment and other	46.3	40.0	6.3
Total programming and other direct costs of services	$85.0	$78.3	$6.7
•Equipment and other: The organic increases are primarily due to (i) higher volumes of handset sales and (ii) higher costs associated with certain non-recurring B2B contracts.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment for the periods indicated.

				Increase from:
	Three months ended June 30,		Increase	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$28.3	$27.8	$0.5	$—	$0.5
Interconnect	21.9	20.7	1.2	0.7	0.5
Equipment and other	51.4	43.4	8.0	0.1	7.9
Total programming and other direct costs of services	$101.6	$91.9	$9.7	$0.8	$8.9

				Increase (decrease) from:
	Six months ended June 30,		Increase	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$55.9	$55.0	$0.9	$—	$0.9
Interconnect	41.3	41.3	—	1.3	(1.3)
Equipment and other	110.7	96.2	14.5	0.3	14.2
Total programming and other direct costs of services	$207.9	$192.5	$15.4	$1.6	$13.8

•Equipment and other: The organic increases are primarily associated with (i) higher volumes of (a) data-related equipment sales associated with a contract entered into in the first quarter of 2022 and (b) handset sales, (ii) the negative impact of an equipment cost reimbursement received during the second quarter of 2021 in accordance with an agreement with AT&T, (iii) equipment-related integration costs incurred during the three and six months ended June 30, 2022 and (iv) an increase related to a lower of cost or market adjustment on equipment-related inventory recognized during the second quarter of 2022.

VTR. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$36.9	$50.5	$(13.6)	$(6.6)	$(7.0)
Interconnect	7.4	6.6	0.8	(1.3)	2.1
Equipment and other	1.2	2.5	(1.3)	(0.2)	(1.1)
Total programming and other direct costs of services	$45.5	$59.6	$(14.1)	$(8.1)	$(6.0)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$82.6	$98.9	$(16.3)	$(11.9)	$(4.4)
Interconnect	15.1	14.4	0.7	(2.2)	2.9
Equipment and other	2.3	6.5	(4.2)	(0.3)	(3.9)
Total programming and other direct costs of services	$100.0	$119.8	$(19.8)	$(14.4)	$(5.4)
•Programming and copyright: The organic decreases are primarily due to the net effect of (i) lower average subscribers, (ii) the positive impact associated with the reassessment of an accrual associated with video-on-demand content-related costs during the second quarter of 2022, and (iii) for the six-month comparison, an increase related to a settlement associated with a programming contract that occurred during the first quarter of 2022.
•Interconnect: The organic increases are primarily due to higher national leased capacity. In addition, for the six-month comparison, MVNO charges were flat, as an increase during the second quarter was offset by a decrease during the first quarter.
•Equipment and other: The organic decreases are primarily due to lower volumes of equipment sales.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment for the periods indicated.

			Increase (decrease)	Increase (decrease) from:
	Three months ended June 30,				An acquisition
	2022	2021		FX		Organic
	in millions

Programming and copyright	$8.9	$9.0	$(0.1)	$(0.9)	$—	$0.8
Interconnect	9.1	0.7	8.4	—	8.5	(0.1)
Equipment and other	9.6	0.7	8.9	—	9.5	(0.6)
Total programming and other direct costs of services	$27.6	$10.4	$17.2	$(0.9)	$18.0	$0.1

				Increase (decrease) from:
	Six months ended June 30,				An acquisition
	2022	2021	Increase	FX		Organic
	in millions

Programming and copyright	$17.8	$17.8	$—	$(1.3)	$—	$1.3
Interconnect	16.3	1.3	15.0	(0.1)	15.1	—
Equipment and other	18.9	1.5	17.4	—	18.7	(1.3)
Total programming and other direct costs of services	$53.0	$20.6	$32.4	$(1.4)	$33.8	$—

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

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Personnel and contract labor	$145.1	$143.8	$1.3	$(3.3)	$3.5	$1.1
Network-related	78.9	82.1	(3.2)	(4.0)	4.8	(4.0)
Service-related	54.6	45.3	9.3	(1.8)	3.8	7.3
Commercial	58.1	53.7	4.4	(3.4)	11.1	(3.3)
Facility, provision, franchise and other	117.9	104.9	13.0	(2.2)	10.4	4.8
Share-based compensation expense	31.8	32.8	(1.0)	(0.8)	0.2	(0.4)
Total other operating costs and expenses	$486.4	$462.6	$23.8	$(15.5)	$33.8	$5.5

	Six months ended June 30,		Increase	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Personnel and contract labor	$298.3	$282.2	$16.1	$(6.1)	$7.8	$14.4
Network-related	161.5	161.1	0.4	(7.1)	10.5	(3.0)
Service-related	105.8	92.8	13.0	(2.8)	8.8	7.0
Commercial	123.6	106.1	17.5	(6.2)	22.7	1.0
Facility, provision, franchise and other	241.7	219.8	21.9	(3.8)	24.2	1.5
Share-based compensation expense	61.8	55.8	6.0	(1.2)	0.8	6.4
Total other operating costs and expenses	$992.7	$917.8	$74.9	$(27.2)	$74.8	$27.3

C&W Caribbean and Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean and Networks segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$62.0	$62.1	$(0.1)	$(0.4)	$0.3
Network-related	34.3	37.4	(3.1)	(0.4)	(2.7)
Service-related	17.7	17.7	—	(0.1)	0.1
Commercial	11.1	12.4	(1.3)	(0.1)	(1.2)
Facility, provision, franchise and other	41.4	39.3	2.1	(0.4)	2.5
Share-based compensation expense	7.8	8.9	(1.1)	(0.1)	(1.0)
Total other operating costs and expenses	$174.3	$177.8	$(3.5)	$(1.5)	$(2.0)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$125.6	$126.4	$(0.8)	$(1.5)	$0.7
Network-related	73.1	75.2	(2.1)	(1.1)	(1.0)
Service-related	36.1	35.4	0.7	(0.2)	0.9
Commercial	22.3	23.6	(1.3)	(0.4)	(0.9)
Facility, provision, franchise and other	80.7	78.9	1.8	(0.9)	2.7
Share-based compensation expense	15.0	15.1	(0.1)	(0.1)	—
Total other operating costs and expenses	$352.8	$354.6	$(1.8)	$(4.2)	$2.4
•Personnel and contract labor: The organic increases are primarily due to the net impact of (i) increases in salary-related expenses and (ii) lower bonus-related expenses.
•Network-related: The organic decreases are primarily due to the net impact of (i) savings on vendor costs as a result of the renegotiation and cancellation of certain contracts as well as lower overall spending and (ii) higher utilities costs.
•Facility, provision, franchise and other: The organic increases are primarily due to the net impact of higher (i) utility charges due to rate increases, (ii) rent charges during the six-month comparison, (iii) franchise fees during the three-month comparison associated with revenue growth, and (iv) bad debt provisions as a result of the net negative impact of a provision release in 2021 that was partially offset by an accrual release during the second quarter of 2022.

C&W Panama. The following tables set forth the organic changes in other operating costs and expenses for our C&W Panama segment for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$17.4	$16.9	$0.5
Network-related	10.3	10.2	0.1
Service-related	3.6	3.8	(0.2)
Commercial	4.9	5.0	(0.1)
Facility, provision, franchise and other	12.8	10.0	2.8
Share-based compensation expense	2.1	0.9	1.2
Total other operating costs and expenses	$51.1	$46.8	$4.3

	Six months ended June 30,		Organic increase
	2022	2021
	in millions

Personnel and contract labor	$36.3	$34.1	$2.2
Network-related	20.2	20.0	0.2
Service-related	8.2	7.7	0.5
Commercial	10.8	10.1	0.7
Facility, provision, franchise and other	23.4	20.8	2.6
Share-based compensation expense	3.4	1.6	1.8
Total other operating costs and expenses	$102.3	$94.3	$8.0
•Personnel and contract labor: The organic increases are primarily due to higher staff costs related to increased sales activities.
•Facility, provision, franchise and other: The organic increases are primarily driven by higher bad debt provisions.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$38.3	$35.2	$3.1	$0.5	$2.6
Network-related	10.7	13.1	(2.4)	0.1	(2.5)
Service-related	13.8	9.4	4.4	0.4	4.0
Commercial	12.2	11.6	0.6	—	0.6
Facility, provision, franchise and other	38.7	37.8	0.9	0.8	0.1
Share-based compensation expense	1.6	1.1	0.5	—	0.5
Total other operating costs and expenses	$115.3	$108.2	$7.1	$1.8	$5.3

				Increase (decrease) from:
	Six months ended June 30,		Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$78.9	$67.6	$11.3	$1.0	$10.3
Network-related	21.6	23.9	(2.3)	0.2	(2.5)
Service-related	25.3	19.8	5.5	0.8	4.7
Commercial	24.3	23.6	0.7	—	0.7
Facility, provision, franchise and other	82.3	83.0	(0.7)	1.4	(2.1)
Share-based compensation expense	4.8	4.1	0.7	—	0.7
Total other operating costs and expenses	$237.2	$222.0	$15.2	$3.4	$11.8
•Personnel and contract labor: The organic increases are primarily due to the net effect of (i) higher salaries and other personnel costs, including the impact of higher amortization of deferred commissions in connection with the AT&T Acquisition, and (ii) lower bonus-related expenses.
•Network-related: The organic decreases are primarily due to the termination of the transition services agreement entered into with AT&T associated with network maintenance and licenses. During the six-month comparison, this decrease was partially offset by network-related integration costs associated with the AT&T Acquisition incurred during the first quarter of 2022.
•Service-related: The organic increases are primarily due to higher costs associated with (i) charges allocated from our Corporate operations and (ii) software licenses. Service-related integration costs associated with the AT&T Acquisition remained relatively flat during each of the three- and six-month comparisons, but are expected to grow in future periods.
•Facility, provision, franchise and other: The organic changes are primarily driven by the net effect of (i) decreases in bad debt expense resulting from a lower expected credit loss rates established during the second quarter of 2022, (ii) increases in rent expense driven by purchase accounting adjustments associated with the AT&T Acquisition that were recorded during the second quarter of 2021 and (iii) a decrease resulting from a payment made during the second quarter of 2021 to settle certain 2011 property tax claims.

VTR. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our VTR segment for the periods indicated.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$13.2	$16.8	$(3.6)	$(2.4)	$(1.2)
Network-related	19.7	22.5	(2.8)	(3.4)	0.6
Service-related	9.1	9.7	(0.6)	(1.6)	1.0
Commercial	16.9	22.6	(5.7)	(2.9)	(2.8)
Facility, provision, franchise and other	7.7	9.4	(1.7)	(1.6)	(0.1)
Share-based compensation expense	4.2	2.0	2.2	(0.7)	2.9
Total other operating costs and expenses	$70.8	$83.0	$(12.2)	$(12.6)	$0.4

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$27.2	$32.9	$(5.7)	$(4.0)	$(1.7)
Network-related	38.2	43.6	(5.4)	(5.6)	0.2
Service-related	16.5	19.8	(3.3)	(2.4)	(0.9)
Commercial	39.5	44.9	(5.4)	(5.5)	0.1
Facility, provision, franchise and other	15.0	19.4	(4.4)	(2.4)	(2.0)
Share-based compensation expense	7.4	3.9	3.5	(1.1)	4.6
Total other operating costs and expenses	$143.8	$164.5	$(20.7)	$(21.0)	$0.3
•Personnel and contract labor: The organic decreases are primarily due to lower bonus-related expenses.
•Commercial: The organic decreases are due to (i) lower sales commissions and (ii) lower call center activity. The six-month comparison includes (i) higher marketing and advertising costs, primarily related to a commitment to sponsor a music festival that has been postponed during each of the past two years due to COVID-19, offset by (ii) a decrease in sales commissions and (iii) call center activity.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to the net effect of (i) lower operating lease expense as a result of ceasing the amortization of our right of use assets in connection with held for sale accounting of the Chile JV Entities, as further described in note 8 to our condensed consolidated financial statements, and (ii) higher bad debt provisions.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment for the periods indicated.

			Increase	Increase (decrease) from:
	Three months ended June 30,				An acquisition
	2022	2021		FX		Organic
	in millions

Personnel and contract labor	$6.4	$3.6	$2.8	$(0.3)	$3.0	$0.1
Network-related	8.1	3.1	5.0	(0.4)	4.7	0.7
Service-related	6.0	1.0	5.0	(0.3)	3.4	1.9
Commercial	13.0	2.1	10.9	(0.2)	11.1	—
Facility, provision, franchise and other	11.3	3.4	7.9	(0.2)	9.6	(1.5)
Share-based compensation expense	0.5	0.3	0.2	—	0.2	—
Total other operating costs and expenses	$45.3	$13.5	$31.8	$(1.4)	$32.0	$1.2

			Increase	Increase (decrease) from:
	Six months ended June 30,				An acquisition
	2022	2021		FX		Organic
	in millions

Personnel and contract labor	$13.8	$7.0	$6.8	$(0.5)	$6.8	$0.5
Network-related	16.8	6.0	10.8	(0.6)	10.3	1.1
Service-related	11.4	1.8	9.6	(0.3)	8.0	1.9
Commercial	26.7	3.9	22.8	(0.3)	22.7	0.4
Facility, provision, franchise and other	27.9	6.4	21.5	(0.3)	22.8	(1.0)
Share-based compensation expense	1.4	0.4	1.0	—	0.8	0.2
Total other operating costs and expenses	$98.0	$25.5	$72.5	$(2.0)	$71.4	$3.1
•Included in the increases from an acquisition in the tables above, are significant integration-related costs associated with the Telefónica Costa Rica Acquisition, which we expect will continue to grow during the remainder of 2022.

Corporate. The following tables set forth the organic changes in other operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended June 30,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$7.4	$9.2	$(1.8)
Service-related	4.7	3.7	1.0
Facility, provision, franchise and other	6.2	5.0	1.2
Share-based compensation expense	15.4	19.6	(4.2)
Total other operating costs and expenses	$33.7	$37.5	$(3.8)

	Six months ended June 30,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$16.5	$14.2	$2.3
Service-related	8.3	8.3	—
Facility, provision, franchise and other	12.9	11.3	1.6
Share-based compensation expense	29.8	30.7	(0.9)
Total other operating costs and expenses	$67.5	$64.5	$3.0
•Facility, provision, franchise and other: The organic increases are primarily due to an increase in travel.

Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $28 million or 12% and $57 million or 12% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily due to the net effect of (i) declines of $55 million and $98 million, respectively, at VTR as we ceased recording depreciation expense during the third quarter of 2021 when we began accounting for the Chile JV Entities as held for sale, (ii) increases at Liberty Costa Rica resulting from the Telefónica Costa Rica Acquisition and (iii) increases in property and equipment additions mainly at Liberty Puerto Rico.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Impairment charges (a)	$556.6	$0.6	$558.5	$2.9
Restructuring charges	2.9	13.2	5.6	15.0
Other operating items, net (b)	9.1	3.2	12.3	1.3
Total	$568.6	$17.0	$576.4	$19.2
(a)The 2022 amount primarily consists of goodwill impairment charges associated with certain reporting units within the C&W Caribbean and Networks segment. For additional information, see note 7 to our condensed consolidated financial statements.
(b)The 2022 amounts primarily includes direct acquisition costs. The 2021 amount includes a gain of disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021, which was more than offset by direct acquisition costs.
Interest expense
Our interest expense increased $3 million and $7 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases are primarily attributable to (i) higher weighted-average interest rates and (ii) higher average outstanding debt balances.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$276.1	$59.6	$258.5	$179.1
Foreign currency forward contracts	15.0	4.0	6.7	4.7
Weather Derivatives (b)	(7.8)	(6.3)	(15.6)	(11.6)
Total	$283.3	$57.3	$249.6	$172.2
(a)The gains during the three and six months ended June 30, 2022 and 2021 are primarily attributable to the net effect of (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. These amounts include net losses associated with changes in the credit risk valuation adjustments of $5 million and $9 million during the three months ended June 30, 2022 and 2021, respectively, and $10 million and $30 million during the six months ended June 30, 2022 and 2021, respectively. Included in these amounts are net losses of $3 million and $14 million during the three months ended June 30, 2022 and 2021, respectively, and nil and $17 million during the six months ended June 30, 2022 and 2021, respectively, related to the Chile JV Entities.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(237.4)	$(27.7)	$(119.4)	$(31.8)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	2.6	(10.6)	10.7	(26.8)
Other (a)	(27.2)	(6.1)	(56.7)	(11.2)
Total	$(262.0)	$(44.4)	$(165.4)	$(69.8)
(a)    Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency, (ii) U.S. dollar-denominated debt issued by a CRC functional currency entity and (iii) cash denominated in a currency other than an entity’s functional currency.
Gains or losses on debt modification and extinguishment, net
Our gains or losses on debt modification and extinguishment generally include (i) redemption premiums, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.

We recognized losses on debt extinguishment of nil during the three and six months ended June 30, 2022, respectively, and nil and $23 million during the three and six months ended June 30, 2021, respectively. The losses during 2021 are primarily associated with refinancing activity at Liberty Puerto Rico and VTR.
For additional information concerning our losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.
Other income or expense, net
Our other income or expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, (ii) interest income on cash and cash equivalents, and (iii) share of affiliate income or loss. Other income or expense was not material for the three and six months ended June 30, 2022 and 2021.
Income tax expense
We recognized income tax expense of $64 million and $72 million during the three and six months ended June 30, 2022 and 2021, respectively.
For the three and six months ended June 30, 2022, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, permanent tax differences, such as non-taxable income and net decreases in valuation allowances.
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
For additional information regarding our income taxes, see note 14 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	in millions

Operating income (loss)	$(350.2)	$173.0	$(161.9)	$354.0
Net non-operating expenses	$(116.0)	$(121.2)	$(187.6)	$(182.0)
Income tax expense	$(40.4)	$(42.5)	$(63.9)	$(72.0)
Net earnings (loss)	$(506.6)	$9.3	$(413.4)	$100.0
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

Net earnings or loss attributable to noncontrolling interests
We reported net loss attributable to noncontrolling interests of $34 million and $24 million during three and six months ended June 30, 2022, respectively, and $3 million and $2 million during the three and six months ended June 30, 2021, respectively.

Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2022, we have four primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico, VTR and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2022. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our condensed consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2022 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$43.2
Unrestricted subsidiaries (b)	86.5
Total Liberty Latin America and unrestricted subsidiaries	129.7
Borrowing groups (c):
C&W	769.5
Liberty Puerto Rico	117.7
Liberty Costa Rica	13.8
Total borrowing groups	901.0
Total cash and cash equivalents	$1,030.7
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
During the three months ended June 30, 2022, the aggregate amount of our share repurchases was $63 million. For additional information regarding our Share Repurchase Programs, see note 16 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2022, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2022, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2022, the outstanding principal amount of our debt, together with our finance lease obligations, excluding VTR, aggregated $7,904 million, including $166 million that is classified as current in our condensed consolidated balance sheet and $6,881 million that is not due until 2027 or thereafter. At June 30, 2022, $7,499 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at June 30, 2022 is $155 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.

The weighted average interest rate in effect at June 30, 2022 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.2%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at June 30, 2022 was as follows:

Borrowing group	Increase to borrowing costs

C&W	0.10%
Liberty Puerto Rico	0.18%
Liberty Costa Rica	0.26%
Liberty Latin America borrowing groups combined	0.13%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.6% at June 30, 2022.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are summarized as follows:

	Six months ended June 30,
	2022	2021	Change
	in millions

Net cash provided by operating activities	$347.1	$443.7	$(96.6)
Net cash used by investing activities	(342.9)	(340.9)	(2.0)
Net cash provided by financing activities	31.1	303.4	(272.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	0.4	(2.8)
Net increase in cash, cash equivalents and restricted cash	$32.9	$406.6	$(373.7)
Operating Activities. The decrease in cash provided by operating activities is primarily due to timing associated with changes in working capital.
Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) cash paid during the 2022 period in connection with acquisitions, net of cash acquired, (ii) a decrease in cash proceeds received related to the disposition of assets and (iii) a decrease in cash used for capital expenditures, as further discussed below. The net cash paid for acquisition during the 2022 period relates to the Broadband VI, LLC Acquisition, partially offset by cash received in connection with the Telefónica Costa Rica Acquisition, as further described in note 4 to the condensed consolidated financial statements.

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
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2022	2021
	in millions

Property and equipment additions	$367.1	$367.1
Assets acquired under capital-related vendor financing arrangements	(67.5)	(38.3)
Changes in current liabilities related to capital expenditures	20.3	5.4
Capital expenditures	$319.9	$334.2
Property and equipment additions during the six months ended June 30, 2022, were consistent with the corresponding period in 2021, as increases in new build and upgrades were mostly offset by declines in CPE-related additions. During the six months ended June 30, 2022 and 2021, our property and equipment additions represented 15.1% and 15.7% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2022, we generated $31 million of cash from financing activities, primarily due to the net effect of (i) $153 million of net borrowings of debt, (ii) $119 million associated with the repurchase of Liberty Latin America common shares and (ii) $12 million of net cash received related to derivatives instruments.
During the six months ended June 30, 2021, we generated $303 million of cash from financing activities, primarily due to the net effect of (i) $398 million of net borrowings of debt, (ii) $43 million related to payments of derivatives, (iii) $34 million related to payments of financing costs and debt redemption premiums, and (iv) $9 million of cash used associated with the repurchase of Liberty Latin America common shares.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2022 and 2021, see note 5 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2022	December 31, 2021
Spot rates:
CLP	924.96	852.00
JMD	150.72	153.96
CRC	688.49	642.21

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Average rates:
CLP	844.36	716.14	826.46	720.08
JMD	153.91	150.10	154.39	148.60
CRC	674.27	616.65	659.60	614.51
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2022, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
C&W Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $106 million ($106 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $31 million ($28 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2022. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments due during:							Total
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
	in millions
Projected derivative cash payments, net (a):
Interest-related (b)	$10.7	$39.3	$20.3	$20.0	$20.0	$20.0	$14.8	$145.1
Other (c)	8.2	—	—	—	—	—	—	8.2
Total	$18.9	$39.3	$20.3	$20.0	$20.0	$20.0	$14.8	$153.3
(a)Amounts do not include projected cash flows related to derivatives of the Chile JV Entities, which comprise (i) total interest-related payments of $36 million, (ii) total principal-related receipts of $221 million and (iii) total foreign currency-related receipts of $20 million. For information regarding the pending formation of the Chile JV, see note 8 to our condensed consolidated financial statements.
(b)Includes the interest-related cash flows of our interest rate derivative contracts.
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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2022.
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
During the quarter, changes in our internal control over financial reporting include that we:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls;
•hired additional accounting and finance resources to design, implement, perform and monitor the execution of internal controls;
•implemented the central enterprise resource planning software to standardize and enhance the related processes and controls for another one of our segments; and,
•held trainings to reinforce control concepts and responsibilities for control performers.

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
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2022 through April 30, 2022:
Class A	77,300	$10.84	77,300	(b)
Class C	1,938,500	$10.28	1,938,500
May 1, 2022 through May 31, 2022:
Class A	289,200	$9.43	289,200	(b)
Class C	2,650,400	$8.89	2,650,400
June 1, 2022 through June 30, 2022:
Class A	119,600	$8.89	119,600	(b)
Class C	1,727,500	$8.51	1,727,500
Total – April 1, 2022 through June 30, 2022:
Class A	486,100	$9.52	486,100	(b)
Class C	6,316,400	$9.21	6,316,400
(a)Average price paid per share includes direct acquisition costs.
(b)At June 30, 2022, the remaining amount authorized for repurchases under the 2022 Share Repurchase Program was $107 million.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
10.2	Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 3, 2022	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 3, 2022	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer