Form 10-Q
period 2022-09-30
Liberty Latin America Ltd.
filed 2022-11-08
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2022 was: 43,984,123 Class A; 2,055,034 Class B; and 171,378,371 Class C.

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

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2020 Share Repurchase Program	The share repurchase program that was authorized by our Directors on March 16, 2020 that authorized us to repurchase from time to time up to $100 million of our Class A and/or Class C common shares and expired in March 2022
2022 Share Repurchase Program	The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024
2026 SPV Credit Facility	$1.0 billion principal amount LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2027 LPR Senior Secured Notes Add-on	$90 million principal amount issued at 102.5% of par under the existing 2027 LPR Senior Secured Notes indenture
2028 CWP Term Loan A	$275 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 CWP Term Loan B	$160 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2028 VTR Senior Notes	$483 million principal amount 6.375% senior notes due July 15, 2028 issued by VTR Finance N.V.
2028 VTR Senior Secured Notes	$474 million principal amount 5.125% senior secured notes due January 15, 2028 issued by VTR Comunicaciones SpA
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2029 VTR Senior Secured Notes	$392 million principal amount 4.375% senior secured notes due April 15, 2029 issued by VTR Comunicaciones SpA
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business

GLOSSARY OF DEFINED TERMS – (Continued)

Broadband VI, LLC Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and C&W Networks & LatAm segments
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Networks & LatAm	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and C&W Jamaica
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Defined as the October 2022 formation of a joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
Convertible Notes	$403 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan A; (ii) 2028 CWP Term Loan B; and (iii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 issued by CWP
Directors	Members of Liberty Latin America’s board of directors
EIP	Equipment installment-plan
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission

GLOSSARY OF DEFINED TERMS – (Continued)

FX	Foreign currency translation effects
Hurricane Fiona	Hurricane impacting our operations in Puerto Rico during September 2022
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC
LCPR Loan Financing	LCPR Loan Financing LLC, a consolidated special purpose financing entity
LCPR Senior Secured Financing	LCPR Senior Secured Financing Designated Activity Company, a consolidated special purpose financing entity
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprised of Liberty Servicios and Liberty Telecomunicaciones
Liberty Costa Rica Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) Liberty Servicios Term Loan B-1 Facility; (ii) Liberty Servicios Term Loan B-2 Facility; and (iii) Liberty Servicios Revolving Credit Facility
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and the U.S. Virgin Islands
Liberty Servicios	Liberty Servicios Fijos LY, S.A. (formerly known as Cabletica, S.A.), an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Servicios Revolving Credit Facility	$15 million LIBOR + 4.25% revolving credit facility due August 1, 2024 of Liberty Servicios
Liberty Servicios Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios
Liberty Servicios Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which is due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Liberty Telecomunicaciones Acquisition	August 9, 2021 acquisition of Telefónica’s wireless operations in Costa Rica
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) LPR Revolving Credit Facility; and (ii) 2028 LPR Term Loan
LPR Revolving Credit Facility	$173 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LCPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; (ii) 2027 LPR Senior Secured Notes; and (iii) 2027 LPR Senior Secured Notes Add-on
MVNO	Mobile virtual network operator
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SERNAC	Servicio Nacional del Consumidor (the Chilean National Consumer Authority)
Share Repurchase Programs	Collectively, the 2020 Share Repurchase Program and the 2022 Share Repurchase Program
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TAB	Tasa Activa Bancaria interest rate

GLOSSARY OF DEFINED TERMS – (Continued)

TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company with operations primarily in Europe and Latin America
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica for our acquisition of their operations in Costa Rica
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
VTR Credit Facilities	Senior secured credit facilities of VTR comprising: (i) VTR RCF – A; and (ii) VTR RCF – B
VTR RCF – A	CLP 45 billion TAB + 3.35% revolving credit facility due June 15, 2026 of VTR
VTR RCF – B	$200 million LIBOR + 2.75% revolving credit facility due June 15, 2026 of VTR
VTR TLB-1 Facility	CLP 141 billion principal amount ICP +3.8% term loan facility of VTR (repaid during 2021)
VTR TLB-2 Facility	CLP 33 billion principal amount 7% term loan facility of VTR (repaid during 2021)
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$769.2	$956.7
Trade receivables, net	590.4	526.6
Prepaid expenses	87.5	67.7
Current notes receivable, net	99.9	100.2
Other current assets, net	561.6	400.7
Total current assets	2,108.6	2,051.9

Goodwill	3,416.6	3,948.0
Property and equipment, net	4,275.0	4,168.4
Intangible assets not subject to amortization	1,592.8	1,592.4
Intangible assets subject to amortization, net	717.3	788.6
Assets held for sale	1,399.6	1,568.7
Other assets, net	1,553.0	1,247.7
Total assets	$15,062.9	$15,365.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2022	December 31, 2021
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$412.2	$398.0
Current portion of deferred revenue	143.4	148.0
Current portion of debt and finance lease obligations	208.0	106.3
Accrued interest	95.5	113.0
Accrued payroll and employee benefits	84.9	100.5
Current operating lease liabilities	75.6	82.0
Other accrued and current liabilities	571.2	566.7
Total current liabilities	1,590.8	1,514.5
Long-term debt and finance lease obligations	7,643.5	7,459.6
Deferred tax liabilities	703.8	692.1
Deferred revenue	113.0	152.6
Liabilities associated with assets held for sale	1,668.5	1,854.1
Other long-term liabilities	817.4	795.4
Total liabilities	12,537.0	12,468.3

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500,000,000 shares authorized; 51,788,297 and 44,489,381 shares issued and outstanding, respectively, at September 30, 2022; 50,127,969 and 45,482,853 shares issued and outstanding, respectively, at December 31, 2021	0.5	0.5
Class B, $0.01 par value; 50,000,000 shares authorized; 2,055,034 shares issued and outstanding at September 30, 2022; 1,930,907 shares issued and outstanding at December 31, 2021	—	—
Class C, $0.01 par value; 500,000,000 shares authorized; 187,329,320 and 171,675,362 shares issued and outstanding, respectively, at September 30, 2022; 183,643,584 and 182,270,626 shares issued and outstanding, respectively, at December 31, 2021	1.9	1.8
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 22,952,874 and 6,018,074 shares, respectively	(226.4)	(74.0)
Additional paid-in capital	5,164.1	5,075.3
Accumulated deficit	(3,004.2)	(2,693.9)
Accumulated other comprehensive loss, net of taxes	(59.7)	(89.7)
Total Liberty Latin America shareholders	1,876.2	2,220.0
Noncontrolling interests	649.7	677.4
Total equity	2,525.9	2,897.4
Total liabilities and equity	$15,062.9	$15,365.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions, except per share amounts

Revenue	$1,222.0	$1,196.3	$3,654.4	$3,534.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	299.1	297.2	903.3	864.8
Other operating costs and expenses	528.7	489.0	1,521.4	1,406.8
Depreciation and amortization	234.3	252.0	661.7	736.3
Impairment, restructuring and other operating items, net	7.0	22.1	583.4	41.3
	1,069.1	1,060.3	3,669.8	3,049.2
Operating income (loss)	152.9	136.0	(15.4)	485.0
Non-operating income (expense):
Interest expense	(149.2)	(137.1)	(415.8)	(397.2)
Realized and unrealized gains on derivative instruments, net	135.4	292.0	385.0	464.2
Foreign currency transaction losses, net	(56.5)	(136.2)	(221.9)	(206.0)
Gains (losses) on debt extinguishments	41.1	(1.9)	41.1	(25.2)
Other expense, net	(1.8)	(41.1)	(7.0)	(42.1)
	(31.0)	(24.3)	(218.6)	(206.3)
Earnings (loss) before income taxes	121.9	111.7	(234.0)	278.7
Income tax expense	(39.1)	(39.8)	(101.6)	(110.7)
Net earnings (loss)	82.8	71.9	(335.6)	168.0
Net loss attributable to noncontrolling interests	1.3	4.2	25.3	6.0
Net earnings (loss) attributable to Liberty Latin America shareholders	$84.1	$76.1	$(310.3)	$174.0

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.38	$0.33	$(1.38)	$0.75

Dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.38	$0.32	$(1.38)	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Net earnings (loss)	$82.8	$71.9	$(335.6)	$168.0
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	21.7	52.6	52.9	9.5
Reclassification adjustments included in net earnings (loss)	(3.2)	(0.2)	(6.7)	2.4
Other	(7.6)	9.9	(16.7)	13.1
Other comprehensive earnings	10.9	62.3	29.5	25.0
Comprehensive earnings (loss)	93.7	134.2	(306.1)	193.0
Comprehensive loss attributable to noncontrolling interests	0.8	4.0	25.8	6.4
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$94.5	$138.2	$(280.3)	$199.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2021	$0.5	$—	$1.8	$(19.5)	$5,032.5	$(2,158.2)	$(162.3)	$2,694.8	$725.3	$3,420.1
Net earnings	—	—	—	—	—	76.1	—	76.1	(4.2)	71.9
Other comprehensive earnings	—	—	—	—	—	—	62.1	62.1	0.2	62.3
Repurchase of Liberty Latin America common shares	—	—	—	(20.0)	—	—	—	(20.0)	—	(20.0)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	46.9	46.9
Share-based compensation	—	—	—	—	25.1	—	—	25.1	—	25.1
Other	—	—	—	—	0.1	—	—	0.1	—	0.1
Balance at September 30, 2021	$0.5	$—	$1.8	$(39.5)	$5,057.7	$(2,082.1)	$(100.2)	$2,838.2	$768.2	$3,606.4

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,256.1)	$(125.6)	$2,593.1	$729.0	$3,322.1
Net earnings	—	—	—	—	—	174.0	—	174.0	(6.0)	168.0
Other comprehensive earnings	—	—	—	—	—	—	25.4	25.4	(0.4)	25.0
Repurchase of Liberty Latin America common shares	—	—	—	(30.0)	—	—	—	(30.0)	—	(30.0)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	46.9	46.9
Share-based compensation	—	—	—	—	75.7	—	—	75.7	—	75.7
Balance at September 30, 2021	$0.5	$—	$1.8	$(39.5)	$5,057.7	$(2,082.1)	$(100.2)	$2,838.2	$768.2	$3,606.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,088.3)	$(70.1)	$1,797.4	$650.5	$2,447.9
Net earnings	—	—	—	—	—	84.1	—	84.1	(1.3)	82.8
Other comprehensive earnings	—	—	—	—	—	—	10.4	10.4	0.5	10.9
Repurchase of Liberty Latin America common shares	—	—	—	(33.6)	—	—	—	(33.6)	—	(33.6)
Share-based compensation	—	—	—	—	17.9	—	—	17.9	—	17.9
Balance at September 30, 2022	$0.5	$—	$1.9	$(226.4)	$5,164.1	$(3,004.2)	$(59.7)	$1,876.2	$649.7	$2,525.9

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,693.9)	$(89.7)	$2,220.0	$677.4	$2,897.4
Net loss	—	—	—	—	—	(310.3)	—	(310.3)	(25.3)	(335.6)
Other comprehensive earnings	—	—	—	—	—	—	30.0	30.0	(0.5)	29.5
Repurchase of Liberty Latin America common shares	—	—	—	(152.4)	—	—	—	(152.4)	—	(152.4)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	0.1	—	88.8	—	—	88.9	—	88.9
Balance at September 30, 2022	$0.5	$—	$1.9	$(226.4)	$5,164.1	$(3,004.2)	$(59.7)	$1,876.2	$649.7	$2,525.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2022	2021
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(335.6)	$168.0
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	82.6	88.9
Depreciation and amortization	661.7	736.3
Impairments	558.5	3.0
Losses (gains) on dispositions	1.9	(10.0)
Amortization of deferred financing costs, premiums and discounts, net	27.8	24.4
Realized and unrealized gains on derivative instruments, net	(385.0)	(464.2)
Foreign currency transaction losses, net	221.9	206.0
Losses (gains) on debt extinguishments	(41.1)	25.2
Impairment of an investment	—	41.1
Deferred income tax expense	15.0	51.7
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions	(315.9)	(152.6)
Net cash provided by operating activities	491.8	717.8

Cash flows from investing activities:
Capital expenditures	(497.7)	(544.7)
Cash paid in connection with acquisitions, net of cash acquired	(234.1)	(520.6)
Proceeds from dispositions	3.6	20.6
Other investing activities, net	(16.4)	(30.6)
Net cash used by investing activities	$(744.6)	$(1,075.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(unaudited)

	Nine months ended September 30,
	2022	2021
	in millions
Cash flows from financing activities:
Borrowings of debt	$315.3	$1,046.2
Payments of principal amounts of debt and finance lease obligations	(220.8)	(443.8)
Repurchase of Liberty Latin America common shares	(152.9)	(30.0)
Net cash received (paid) related to derivative instruments	97.6	(43.0)
Payment of financing costs and debt redemption premiums	(6.5)	(37.2)
Distributions to noncontrolling interest owners	(1.9)	(1.3)
Capital contribution from noncontrolling interest owner	—	46.9
Other financing activities, net	(8.9)	(7.2)
Net cash provided by financing activities	21.9	530.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.5)	(6.7)

Net increase (decrease) in cash, cash equivalents and restricted cash	(234.4)	166.4

Cash, cash equivalents and restricted cash:
Beginning of period	1,074.2	912.5
End of period	$839.8	$1,078.9

Cash paid for interest	$403.4	$361.0
Net cash paid for taxes	$83.6	$21.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes (i) C&W; (ii) Liberty Communications PR; (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Servicios and, as of August 9, 2021 and as further described in note 4, Liberty Telecomunicaciones; and (iv) VTR. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Costa Rica, through our reportable segment Liberty Costa Rica;
iv.Chile, through our reportable segment VTR; and
B.through our reportable segment C&W Networks & LatAm, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
As further described in note 8, we are accounting for the Chile JV Entities as "held for sale”. Consistent with the applicable guidance, we have not reflected reclassifications to exclude the Chile JV Entities from continuing operations in our condensed consolidated statements of operations or cash flows or related footnote disclosures. Subsequent to September 30, 2022, we completed the formation of the Chile JV.
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2022.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Correction of Immaterial Errors
We identified certain errors in our previously reported consolidated financial statements, primarily related to revenue, programming and other direct costs of services, trade receivables, note receivables, other assets, depreciation and amortization of long-lived assets and asset impairments. We have completed a quantitative and qualitative evaluation of the errors and concluded that they are immaterial to the previously issued condensed consolidated financial statements. Notwithstanding this evaluation, we have revised (i) our December 31, 2021 consolidated balance sheet, (ii) our consolidated statements of operations, comprehensive earnings, and equity for the three and nine months ended September 30, 2021, and (iii) our cash flows for the nine months ended September 30, 2021 for these errors. The tables below set forth the adjustments to the primary condensed consolidated financial statement line items resulting from these adjustments:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
	in millions

Revenue	$1,192.0	$4.3	$1,196.3	$3,519.9	$14.3	$3,534.2
Operating income	$137.4	$(1.4)	$136.0	$475.8	$9.2	$485.0
Earnings before income taxes	$113.1	$(1.4)	$111.7	$269.5	$9.2	$278.7
Net earnings attributable to Liberty Latin America shareholders	$78.2	$(2.1)	$76.1	$170.4	$3.6	$174.0

	December 31, 2021
	As Previously Reported	Adjustments	As Adjusted
	in millions

Current assets	$2,066.2	$(14.3)	$2,051.9
Total assets	$15,386.0	$(20.3)	$15,365.7
Total liabilities	$12,472.6	$(4.3)	$12,468.3
Total equity	$2,913.4	$(16.0)	$2,897.4

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Recent Accounting Pronouncements
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires that a buyer in a supplier finance program to disclose certain information about the program to allow financial statement users to understand the nature of the program, activity during the period and changes to the program from period to period. The disclosure requirements include (i) the key terms of the program, including payments terms, (ii) the amount and location in the balance sheet of obligations outstanding with the finance provider or intermediary, and (iii) a rollforward of the obligations during the annual period. With the exception of the rollforward disclosure requirements, ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The rollforward information is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact ASU 2022-04 will have to the disclosures of our consolidated financial statements.
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

(3)    Current Expected Credit Losses
The changes in our allowance for expected credit losses associated with trade receivables are set forth below:

	Nine months ended September 30,
	2022	2021
	in millions

Balance at beginning of period	$80.3	$100.0
Provision for expected losses, net	52.2	38.6
Write-offs	(44.4)	(48.7)
Foreign currency translation adjustments and other	(1.3)	(9.4)
Balance at end of period	$86.8	$80.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
The changes in our allowance for expected credit losses associated with our current and long-term notes receivables are set forth below:

	Nine months ended September 30,
	2022	2021
	in millions

Balance at beginning of period	$32.3	$16.2
Provision for expected losses, net	0.1	1.1
Foreign currency translation adjustments and other	(21.8)	10.1
Balance at end of period	$10.6	$27.4

(4)    Acquisitions
2022 Acquisition
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. On July 1, 2022, we completed the acquisition of Claro Panama, which was financed through a combination of debt and existing cash.
The following table sets forth a reconciliation of the stated purchase price to the net cash paid (in millions):

Stated purchase price	$200.0
Preliminary working capital adjustments	12.6
Total purchase price	212.6
Opening balance sheet cash	(1.2)
Net cash paid for the Claro Panama Acquisition	$211.4
We have accounted for the Claro Panama Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Claro Panama based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable net assets and liabilities. The items with the highest likelihood to change upon finalization of the valuation process include property and equipment, goodwill, intangible assets, leases and income taxes. A summary of the purchase price and the preliminary opening balance sheet of Claro Panama at the July 1, 2022 acquisition date is presented in the following table (in millions):

Current assets	$42.8
Goodwill (a)	16.5
Property and equipment	139.6
Intangible assets subject to amortization (b)	49.8
Other assets (c)	130.6
Current liabilities	(48.1)
Long-term liabilities (d)	(118.6)
Total purchase price	$212.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
(a)The goodwill recognized in connection with the Claro Panama Acquisition is primarily attributable to synergies that are expected to be achieved through the integration of Claro Panama with Liberty Latin America’s existing business in Panama. Due to the nature of the Claro Panama Acquisition, no tax deductions related to goodwill are expected.
(b)At July 1, 2022, the preliminary assessment of the weighted average useful life of the spectrum intangible assets was approximately 6 years.
(c)Primarily consists of operating lease right-of-use assets.
(d)Primarily consists of the non-current portion of operating lease obligations.
Our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2022 include revenue and net loss of $35 million and $7 million, respectively, attributable to Claro Panama.
2021 Acquisition
Liberty Telecomunicaciones Acquisition. On July 30, 2020, we entered into the Telefónica Acquisition Agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the acquisition of all of the outstanding shares of Liberty Telecomunicaciones. The Liberty Telecomunicaciones Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Liberty Servicios entity.
During the first quarter of 2022, we finalized the purchase price for the Liberty Telecomunicaciones Acquisition, which resulted in a reduction in total consideration paid of $12 million. The proceeds received from the final purchase price adjustments have been reflected as an investing activity in our condensed consolidated statement of cash flows.
We have accounted for the Liberty Telecomunicaciones Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Liberty Telecomunicaciones based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of Liberty Telecomunicaciones at the August 9, 2021 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Current assets (a)	$74.7
Goodwill (b)	256.7
Property and equipment	150.6
Intangible assets subject to amortization (c)	139.9
Other assets (d)	145.7
Current liabilities (e)	(74.2)
Long-term liabilities (f)	(168.3)
Total purchase price	$525.1
(a)Primarily consists of trade receivables, notes receivables related to EIP receivables and cash.
(b)The goodwill recognized in connection with the Liberty Telecomunicaciones Acquisition is primarily attributable to (i) the ability to take advantage of Liberty Telecomunicaciones’s existing mobile network to gain immediate access to potential customers, and (ii) synergies that are expected to be achieved through the integration of Liberty Telecomunicaciones with Liberty Latin America’s existing business in Costa Rica, Liberty Servicios. Due to the nature of the Liberty Telecomunicaciones Acquisition, no tax deductions related to goodwill are expected.
(c)At August 9, 2021, the weighted average useful lives of the acquired customer relationship intangible assets and spectrum intangible assets were approximately 7 years and 25 years, respectively.
(d)Primarily consists of operating lease right-of-use assets and the long-term portion of note receivables related to EIP receivables.
(e)Primarily consists of accounts payable and the current portion of operating lease obligations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
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
i.the impact of estimated costs associated with the transition services agreement entered into in connection with the Liberty Telecomunicaciones Acquisition;
ii.the alignment of accounting policies;
iii.interest expense related to additional borrowings in conjunction with the Claro Panama Acquisition and the Liberty Telecomunicaciones Acquisition;
iv.depreciation expense related to acquired tangible assets;
v.amortization expense related to acquired intangible assets; and
vi.the elimination of direct acquisition costs.
The following unaudited pro forma condensed consolidated operating results give effect to the Claro Panama Acquisition, as if it had been completed as of January 1, 2021:

Nine months ended September 30, 2022
in millions

Revenue	$3,718.9
Net loss attributable to Liberty Latin America shareholders	$(323.0)
The following unaudited pro forma condensed consolidated operating results give effect to (i) the Claro Panama Acquisition, as if it had been completed as of January 1, 2021, and (ii) the Liberty Telecomunicaciones Acquisition, as if it had been completed as of January 1, 2020:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	in millions

Revenue	$1,260.7	$3,806.4
Net earnings attributable to Liberty Latin America shareholders	$70.5	$152.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2022			December 31, 2021
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets (b):
Cross-currency and interest rate derivative contracts (c)	$67.6	$261.1	$328.7	$15.1	$25.3	$40.4
Foreign currency forward contracts	—	—	—	0.1	—	0.1
Total	$67.6	$261.1	$328.7	$15.2	$25.3	$40.5

Liabilities (b):
Cross-currency and interest rate derivative contracts (c)	$24.2	$0.2	$24.4	$33.3	$62.1	$95.4
Foreign currency forward contracts	15.5	—	15.5	5.8	—	5.8
Total	$39.7	$0.2	$39.9	$39.1	$62.1	$101.2
(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, net, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)Effective with the agreement to form the Chile JV, the derivative assets and liabilities associated with the Chile JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our condensed consolidated balance sheets. For information regarding the formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$159.3	$285.1	$417.8	$464.2
Foreign currency forward contracts	(16.0)	15.4	(9.3)	20.1
Weather Derivatives	(7.9)	(8.5)	(23.5)	(20.1)
Total	$135.4	$292.0	$385.0	$464.2
(a)    Changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $5 million and $15 million during the three months ended September 30, 2022 and 2021, respectively, and $14 million and $44 million during the nine months ended September 30, 2022 and 2021, respectively. Included in these amounts are net losses of $3 million and $12 million during the three months ended September 30, 2022 and 2021, respectively, and $3 million and $29 million during the nine months ended September 30, 2022 and 2021, respectively, related to the Chile JV Entities.
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Nine months ended September 30,
	2022	2021
	in millions

Operating activities	$(30.9)	$(109.0)
Investing activities	5.3	(2.0)
Financing activities (a)	97.6	(43.0)
Total	$72.0	$(154.0)
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
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2022, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $302 million.
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
September 30, 2022
(unaudited)
Details of our Derivative Instruments
Cross-currency Derivative Contracts
As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2022, not including derivative instruments held by the Chile JV Entities, we did not have any cross-currency swap contracts outstanding.
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to mitigate risk associated with increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,690.0	4.6

Liberty Puerto Rico	$500.0	6.0

Liberty Costa Rica (b)	$276.7	1.3
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, an embedded floor of 0%.
(b)Includes an embedded floor of 0.75%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2022:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	0.8

Liberty Puerto Rico	$620.0	0.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At September 30, 2022, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 6.0 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At September 30, 2022, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 6.0 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our foreign currency forwards contracts at September 30, 2022:

	Notional amount due from counterparty		Notional amount due to counterparty		Weighted average remaining life
		in millions			in years

LLA UK Holding Limited (a)	CLP	73,000.0		$88.3	0.0

Liberty Costa Rica borrowing group		$37.5	CRC	25,585.2	0.1
(a)Represents a foreign currency forward contract entered into in connection with the Chile JV transaction that was closed subsequent to September 30, 2022, as discussed further in note 8.

(6)    Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments. The reported fair values of our derivative instruments likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement, which generally occurs at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
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
September 30, 2022
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
During the third quarter of 2022, we performed certain nonrecurring valuations related to the preliminary acquisition accounting for the Claro Panama Acquisition. For information related to the status of valuation work associated with assets acquired in connection with the Claro Panama Acquisition, see note 4.
During the second quarter of 2022, we finalized our acquisition accounting for the Liberty Telecomunicaciones Acquisition, which did not result in any material changes to our opening balance sheet. For additional information relating to the opening balance sheet associated with the Liberty Telecomunicaciones Acquisition, see note 4.
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
Goodwill
During the second quarter of 2022, primarily due to significant increases in interest rates, we performed goodwill impairment analyses of all of our reporting units. We used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
require estimates and judgments, including forecasted cash flows and an appropriate discount rate. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services. We used discount rates ranging from 7% to 15% in the valuation of the various reporting units. Based upon the results of the aforementioned analysis, we recognized impairment charges associated with certain reporting units of our C&W Caribbean segment. For additional information regarding goodwill impairment charges resulting from these impairment analyses, see note 7.
Other
During the third quarter of 2021, we recorded a $41 million impairment charge in connection with an impairment assessment of a cost basis investment.

(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2022	Acquisitions and related adjustments	Foreign currency translation adjustments and other	Impairment	September 30, 2022
	in millions

C&W Caribbean	$1,787.0	$(11.5)	$5.0	$(555.3)	$1,225.2
C&W Panama	617.1	16.5	—	—	633.6
C&W Networks & LatAm	646.9	11.5	(3.0)	—	655.4
Liberty Puerto Rico	498.3	0.4	—	—	498.7
Liberty Costa Rica	398.7	(3.8)	8.8	—	403.7
Total	$3,948.0	$13.1	$10.8	$(555.3)	$3,416.6
During the second quarter of 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units. After recording these impairments, the associated reporting units have $496 million of goodwill remaining at September 30, 2022. If, among other factors, (i) our equity values were to decline significantly, (ii) we experienced additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $2,784 million and $2,229 million as of September 30, 2022 and December 31, 2021, respectively.
During the third quarter of 2022, we changed our annual goodwill impairment testing date from October 1 to July 1 of each year. This change did not have an impact on our consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2022	December 31, 2021
	in millions

Distribution systems	$4,378.7	$4,208.8
Support equipment, buildings, land and CIP	2,096.3	1,641.6
CPE	893.3	893.7
	7,368.3	6,744.1
Accumulated depreciation	(3,093.3)	(2,575.7)
Total	$4,275.0	$4,168.4
During the nine months ended September 30, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $114 million and $65 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	September 30, 2022	December 31, 2021
	in millions

Spectrum licenses	$1,051.0	$1,050.9
Cable television franchise rights	540.0	540.0
Other	1.8	1.5
Total	$1,592.8	$1,592.4

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2022	December 31, 2021
	in millions
Customer relationships	$1,450.4	$1,527.6
Licenses and other (a)	276.8	220.2
	1,727.2	1,747.8
Accumulated amortization	(1,009.9)	(959.2)
Total	$717.3	$788.6
(a)The 2022 amount includes $50 million of spectrum licenses attributable to the Claro Panama Acquisition. For additional information regarding the assets acquired as part of the Claro Panama Acquisition, see note 4.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
(8)    Assets Held for Sale
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV that will be owned 50:50 by Liberty Latin America and América Móvil. Subsequent to September 30, 2022, we completed the formation of the Chile JV.
During October 2022, and in connection with the closing on the formation of the Chile JV, we made a balancing payment to América Móvil totaling $76 million. The transaction did not trigger a change of control under VTR’s debt agreements, and was not subject to Liberty Latin America or América Móvil shareholder approvals. Beginning in October 2022, we will account for our 50% interest in the Chile JV as an equity method investment.
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

	September 30, 2022	December 31, 2021
	in millions
Assets:
Cash and cash equivalents	$63.0	$109.7
Other current assets, net (a)	104.4	132.6
Property and equipment, net	697.5	686.0
Goodwill	275.6	313.0
Other assets, net (a)	259.1	327.4
Total assets	$1,399.6	$1,568.7

Liabilities:
Current portion of debt	$72.4	$82.2
Other accrued and current liabilities (b)	210.1	294.2
Long-term debt (c)	1,330.9	1,416.8
Other long-term liabilities (b)	55.1	60.9
Total liabilities	$1,668.5	$1,854.1
(a)Other current assets, net includes $15 million and $27 million, respectively, and other assets, net, includes $211 million and $277 million, respectively, related to derivative assets.
(b)Other accrued and current liabilities includes $3 million and $16 million, respectively, and other long-term liabilities includes $2 million and $2 million, respectively, related to derivative liabilities.
(c)The estimated fair values of the Chile JV Entities debt instruments were $829 million and $1,470 million, respectively.
Our condensed consolidated statements of operations include earnings (losses) before income taxes attributable to the Chile JV Entities of $32 million and $159 million for the three months ended September 30, 2022 and 2021, respectively, and ($26 million) million and $200 million for the nine months ended September 30, 2022 and 2021, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
(9)    Debt and Finance Lease Obligations
Prior to the formation of the Chile JV, the outstanding third-party debt and vendor financing of the Chile JV Entities has been reflected in liabilities associated with assets held for sale on our condensed consolidated balance sheets. For information regarding the formation of the Chile JV and the held-for-sale presentation of the Chile JV Entities, see note 8.
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2022			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

		in millions

Convertible Notes (d)	2.00%	—	$—	$347.7	$396.5	$402.5	$402.5
C&W Notes	6.55%	—	—	1,425.3	1,774.3	1,715.0	1,715.0
C&W Credit Facilities	5.12%	(e)	792.2	2,491.3	2,422.7	2,618.1	2,451.3
LPR Senior Secured Notes	6.08%	—	—	1,588.0	2,058.1	1,981.0	1,981.0
LPR Credit Facilities	6.57%	$172.5	172.5	600.6	623.1	620.0	620.0
Liberty Costa Rica Credit Facilities (f)	8.65%	$7.0	7.0	345.3	407.1	411.4	408.7
Vendor financing and other (g)	4.83%	—	—	195.9	99.8	195.9	99.8
Total debt before premiums, discounts and deferred financing costs	5.80%		$971.7	$6,994.1	$7,781.6	$7,943.9	$7,678.3
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2022	December 31, 2021
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,943.9	$7,678.3
Premiums, discounts and deferred financing costs, net	(102.2)	(120.0)
Total carrying amount of debt	7,841.7	7,558.3
Finance lease obligations	9.8	7.6
Total debt and finance lease obligations	7,851.5	7,565.9
Less: Current maturities of debt and finance lease obligations	(208.0)	(106.3)
Long-term debt and finance lease obligations	$7,643.5	$7,459.6
(a)Represents the weighted average interest rate in effect at September 30, 2022 for all borrowings outstanding (excluding those of the Chile JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2022 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2022, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2022 compliance reporting requirements. At September 30, 2022, except as may be limited by tax and legal considerations, the presence of noncontrolling interests,

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At September 30, 2022, the carrying value of the Convertible Notes was $370 million and the unamortized debt discount on the Convertible Notes was $31 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and Jamaican dollar revolving credit facilities.
(f)The Liberty Costa Rica Credit Facilities comprise certain Costa Rican colón and U.S. dollar term loans and a U.S. dollar revolving credit facility.
(g)Primarily represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $116 million and $82 million for the nine months ended September 30, 2022 and 2021, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash provided by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Financing Activity
In the tables below, non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of outstanding debt instruments within the same borrowing group.
During the nine months ended September 30, 2022 and 2021, borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended, including activity related to the Chile JV Entities, are as follows:

						Borrowing
Period	Borrowing group	Instrument	Issued at	Maturity	Interest rate	Borrowing currency		USD equivalent (a)	Non-cash component
						in millions

2022	C&W	2028 CWP Term Loan A	100%	January 18, 2028	4.25%		$275.0	$275.0	$272.9
2022	C&W	2028 CWP Term Loan B (b)	100%	January 18, 2028	4.25%		$160.0	$160.0	$—
2022	C&W	CWP Revolving Credit Facility (c)	100%	January 18, 2027	SOFR + 3.75%		$12.0	$12.0	N/A

2021	C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	LIBOR + 3.25%		(d)		$—

2021	Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%	July 15, 2029	5.125%		$820.0	$820.0	$500.0
2021	Liberty Puerto Rico	2028 LPR Term Loan	100%	October 15, 2028	LIBOR + 3.75%		$500.0	$500.0	$500.0
2021	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.50%		(e)		N/A

2021	VTR	2029 VTR Senior Secured Notes	100%	April 15, 2029	4.375%		$410.0	$410.0	$60.0
2021	VTR	VTR RCF – A	N/A	June 15, 2026	TAB + 3.35%		$—	$—	N/A

2021	Liberty Costa Rica (f)	Liberty Servicios Term Loan B-1 Facility	100%	August 1, 2024	LIBOR + 5.50% (g)		$227.5	$227.5	$—
2021	Liberty Costa Rica (f)	Liberty Servicios Term Loan B-2 Facility	100%	August 1, 2024	TAB + 6.75%	CRC	36,457.9	$58.8	$—
N/A – Not applicable.
(a)Translated at the transaction date, as applicable.
(b)Borrowings under the 2028 CWP Term Loan B were used to fund a portion of the Claro Panama Acquisition.
(c)The CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.
(d)The C&W Revolving Credit Facility was amended to extend the maturity of $580 million in underlying commitments from January 30, 2026 to January 30, 2027.
(e)Total commitments under the LPR Revolving Credit Facility were increased by $43 million.
(f)Borrowings under the Liberty Servicios Term Loan B-1 Facility and Liberty Servicios Term Loan B-2 Facility were used to fund a portion of the Liberty Telecomunicaciones Acquisition.
(g)Subject to a LIBOR floor of 75 basis points.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
During the nine months ended September 30, 2022 and 2021, we made certain repurchases or repayments on the following debt instruments, including activity related to the Chile JV Entities:

				Amount paid
Period	Borrowing group	Instrument	Redemption price	Borrowing currency		USD equivalent (a)	Non-cash component	Gain (loss) on debt extinguishment
				in millions

2022	C&W	CWP Credit Facilities	100%		$272.9	$272.9	$272.9	$—

2022	VTR	2029 VTR Senior Secured Notes	(b)		$12.2	$12.2	$—	$6.0
2022	VTR	2028 VTR Senior Secured Notes	(b)		$4.3	$4.3	$—	$1.7
2022	VTR	2028 VTR Senior Notes	(b)		$31.6	$31.6	$—	$33.4

2021	Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0	$(14.3)

2021	VTR	2028 VTR Senior Secured Notes	103%		$120.0	$120.0	$60.0	$(4.0)
2021	VTR	VTR TLB-1 Facility	100%	CLP	140,900.0	$196.4	$—	$(5.6)
2021	VTR	VTR TLB-2 Facility	100%	CLP	33,100.0	$46.1	$—	$(1.3)
(a)Translated at the transaction date, as applicable.
(b)During the third quarter of 2022, in aggregate we repurchased and cancelled approximately $91 million original principal amount of certain of the outstanding senior secured notes and senior notes of the Chile JV Entities.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Maturities of Debt
Maturities of our debt as of September 30, 2022 are presented below. The table below excludes the debt of the Chile JV Entities as it has been reflected in liabilities associated with assets held for sale on our September 30, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents based on September 30, 2022 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2022 (remainder of year)	$43.8	$—	$13.1	$0.4	$57.3
2023	140.9	—	3.5	0.6	145.0
2024	49.7	—	411.4	402.8	863.9
2025	1.8	—	—	—	1.8
2026	0.6	—	—	—	0.6
2027	1,727.5	1,161.0	—	—	2,888.5
Thereafter	2,546.8	1,440.0	—	—	3,986.8
Total debt maturities	4,511.1	2,601.0	428.0	403.8	7,943.9
Premiums, discounts and deferred financing costs, net	(33.3)	(29.6)	(7.0)	(32.3)	(102.2)
Total debt	$4,477.8	$2,571.4	$421.0	$371.5	$7,841.7
Current portion	$194.6	$—	$11.9	$0.8	$207.3
Noncurrent portion	$4,283.2	$2,571.4	$409.1	$370.7	$7,634.4
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(10)    Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions
Operating lease expense:
Operating lease cost	$29.4	$25.6	$85.3	$66.1
Short-term lease cost	5.9	5.3	17.9	15.2
Total operating lease expense	$35.3	$30.9	$103.2	$81.3
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	September 30, 2022	December 31, 2021
	in millions

Operating lease right-of-use assets	$525.2	$441.0
Operating lease liabilities:
Current	$75.6	$82.0
Noncurrent	473.7	371.0
Total operating lease liabilities	$549.3	$453.0

Weighted-average remaining lease term	7.0 years	7.5 years

Weighted-average discount rate	5.6%	6.2%

	Nine months ended September 30,
	2022	2021
	in millions

Operating cash outflows related to operating leases	$92.8	$63.6
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$171.7	$138.9
(a)Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2022 and 2021, respectively, including amounts related to acquisitions as further described in note 4.
Our operating lease right-of-use assets are included in other assets, net, and our noncurrent operating lease liabilities are included in other long-term liabilities in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2022 are presented below. The table below excludes the operating lease liabilities of the Chile JV Entities as they have been reflected in liabilities associated with assets held for sale on our September 30, 2022 condensed consolidated balance sheet. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2022 exchange rates.

Years ending December 31:
2022 (remainder of year)	$26.2
2023	108.9
2024	98.5
2025	87.6
2026	76.1
2027	61.5
Thereafter	199.0
Total operating lease liabilities on an undiscounted basis	657.8
Present value discount	(108.5)
Present value of operating lease liabilities	$549.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2022, we have approximately $325 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of 5 years.

(12)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Programming and copyright	$91.6	$108.5	$302.1	$334.7
Interconnect	88.6	92.0	262.7	252.7
Equipment and other (a)	118.9	96.7	338.5	277.4
Total programming and other direct costs of services	$299.1	$297.2	$903.3	$864.8
(a)Includes amounts related to cost of goods sold from equipment sales of $88 million and $74 million for the three months ended September 30, 2022 and 2021, respectively, and $258 million and $213 million for the nine months ended September 30, 2022 and 2021 include, respectively.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Personnel and contract labor	$155.3	$142.9	$453.6	$425.1
Network-related	88.6	86.0	250.1	247.1
Service-related	52.8	47.4	158.6	140.2
Commercial	58.9	57.4	182.5	163.5
Facility, provision, franchise and other	152.3	122.2	394.0	342.0
Share-based compensation expense	20.8	33.1	82.6	88.9
Total other operating costs and expenses	$528.7	$489.0	$1,521.4	$1,406.8

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
Income tax expense was $39 million and $40 million during the three months ended September 30, 2022 and 2021, respectively, and $102 million and $111 million during the nine months ended September 30, 2022 and 2021, respectively. This represents an effective income tax rate of (32.1%) and (35.6%) for the three months ended September 30, 2022 and 2021, respectively, and 43.4% and (39.7%) for the nine months ended September 30, 2022 and 2021, respectively, including items treated discretely.
For the three and nine months ended September 30, 2022, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses, tax effect of the enactment of a Barbados Pandemic Contribution Levy, and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income and net decreases in valuation allowances. Additionally, for the three months ended September 30, 2022, income tax expense reflects the detrimental effects of international rate differences and for the nine months ended September 30, 2022, income tax expense reflects the beneficial effects of international rate differences.
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
September 30, 2022
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic	220,186,543	232,801,996	224,414,274	233,059,215
Diluted	240,551,950	253,429,864	224,414,274	233,871,985
The details of the calculations of our basic and diluted EPS for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2021 are set forth below (in millions, except for share amounts):

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$84.1	$76.1	$174.0
Add back: interest expense and amortization of deferred financing costs and premiums associated with Convertible Notes (if-converted method)	6.3	6.0	—
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation)	$90.4	$82.1	$174.0
Denominator:
Weighted average shares (basic EPS computation)	220,186,543	232,801,996	233,059,215
Incremental shares attributable to an employee stock purchase plan and the release of PSUs and RSUs upon vesting (treasury stock method)	871,728	1,134,189	812,770
Number of shares issuable under our Convertible Notes (if-converted method) (a)	19,493,679	19,493,679	—
Weighted average shares (diluted EPS computation) (b)	240,551,950	253,429,864	233,871,985
(a)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
(b)For the 2022 period, we have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, and RSUs of 35.1 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSARs of 8.5 million, because their inclusion would have been anti-dilutive to the computation. For the 2021 periods, we have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, and RSUs of 19.9 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSARs and PSUs of 8.2 million and (iii) for the nine-month period, using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million, because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
We reported a net loss attributable to Liberty Latin America shareholders during the nine months ended September 30, 2022. The potentially dilutive effect at September 30, 2022 of the following items was not included in the computation of diluted loss per share for such period because their inclusion would have been anti-dilutive to the computation: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 35.8 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSUs and PSARs of 8.7 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 19.5 million.

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
During the nine months ended September 30, 2022, we repurchased 2,653,800 and 14,281,000 Class A and Class C common shares, respectively, under the Share Repurchase Programs. During the nine months ended September 30, 2021, we repurchased 2,169,700 Class A common shares. At September 30, 2022, the remaining amount authorized for share repurchases under the 2022 Share Repurchase Program was $74 million.
Contribution from noncontrolling interest owners
During the third quarter of 2021, we received an equity contribution of $47 million from the noncontrolling interest owner of our Liberty Servicios entity, the proceeds of which were used to partially fund the Liberty Telecomunicaciones Acquisition. This contribution represented their pro-rata share of the equity portion of the purchase price for the Liberty Telecomunicaciones Acquisition, and has been reflected as a contribution from noncontrolling interest owners in our condensed consolidated statements of equity and as a financing activity in our condensed consolidated statement of cash flows.

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
Legal and Regulatory Proceedings and Other Contingencies
VTR Class Action. On August 25, 2020, VTR was notified that SERNAC had filed a class action complaint against VTR in the 14th Civil Court of Santiago. The complaint relates to consumer complaints regarding VTR’s broadband service and capacity during the pandemic and raises claims regarding, among other things, VTR’s disclosure of its broadband speeds and aggregate capacity availability and VTR’s response to address the causes of service instability during the pandemic. We believe that the allegations are without merit, in particular as it relates to VTR’s service and response during the pandemic. See note 8 regarding the closing of the Chile JV subsequent to September 30, 2022.
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
September 30, 2022
(unaudited)
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
During the third quarter of 2022, we completed an organizational change with respect to our C&W operations whereby management of certain subsidiaries of C&W, which primarily operate our subsea and fiber optic cable networks, now report directly to the Senior Vice President, Infrastructure and Corporate Strategy of Liberty Latin America and no longer report to the former C&W Caribbean and Networks segment decision maker. As a result, the aforementioned subsidiaries of C&W are now a separate operating and reportable segment, herein referred to as the C&W Networks & LatAm segment. In connection with this change, we have revised our segment presentation for all periods to separately present (i) C&W Caribbean and (ii) C&W Networks & LatAm. Accordingly, as of September 30, 2022, our reportable segments are as follows:
•C&W Caribbean;
•C&W Panama;
•C&W Networks & LatAm;
•Liberty Puerto Rico;
•Liberty Costa Rica; and
•VTR.
Performance Measures of our Reportable Segments
We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures, such as revenue and Adjusted OIBDA. In addition, we review non-financial measures, such as subscriber growth. We account for intersegment sales as if they were to third parties, that is, at current market prices.
Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

C&W Caribbean	$359.1	$347.4	$1,069.5	$1,033.0
C&W Panama	172.5	133.9	441.3	394.5
C&W Networks & LatAm	102.8	106.5	326.8	320.0
Liberty Puerto Rico	366.9	357.3	1,096.4	1,078.5
Liberty Costa Rica	109.2	77.8	324.6	150.3
VTR	129.8	193.1	450.6	612.7
Corporate	5.4	5.4	16.5	16.2
Intersegment eliminations	(23.7)	(25.1)	(71.3)	(71.0)
Total	$1,222.0	$1,196.3	$3,654.4	$3,534.2

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

C&W Caribbean	$132.7	$119.6	$397.1	$357.9
C&W Panama	46.7	47.9	131.6	137.5
C&W Networks & LatAm	58.9	62.0	196.6	193.1
Liberty Puerto Rico	131.5	139.3	418.2	445.6
Liberty Costa Rica	32.8	24.0	98.6	50.8
VTR	31.2	65.1	115.6	204.3
Corporate	(18.8)	(14.7)	(45.4)	(37.7)
Total	$415.0	$443.2	$1,312.3	$1,351.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Total Adjusted OIBDA	$415.0	$443.2	$1,312.3	$1,351.5
Share-based compensation expense	(20.8)	(33.1)	(82.6)	(88.9)
Depreciation and amortization	(234.3)	(252.0)	(661.7)	(736.3)
Impairment, restructuring and other operating items, net	(7.0)	(22.1)	(583.4)	(41.3)
Operating income (loss)	152.9	136.0	(15.4)	485.0
Interest expense	(149.2)	(137.1)	(415.8)	(397.2)
Realized and unrealized gains on derivative instruments, net	135.4	292.0	385.0	464.2
Foreign currency transaction losses, net	(56.5)	(136.2)	(221.9)	(206.0)
Gains (losses) on debt extinguishments	41.1	(1.9)	41.1	(25.2)
Other expense, net	(1.8)	(41.1)	(7.0)	(42.1)
Earnings (loss) before income taxes	$121.9	$111.7	$(234.0)	$278.7
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

	Nine months ended September 30,
	2022	2021
	in millions

C&W Caribbean	$151.4	$155.5
C&W Panama	71.6	64.5
C&W Networks & LatAm	32.0	35.4
Liberty Puerto Rico	154.8	139.1
Liberty Costa Rica	45.7	25.6
VTR	107.3	158.0
Corporate	28.3	20.9
Total property and equipment additions	591.1	599.0
Assets acquired under capital-related vendor financing arrangements	(114.2)	(65.0)
Changes in current liabilities related to capital expenditures	20.8	10.7
Total capital expenditures	$497.7	$544.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
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

	Three months ended September 30, 2022
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.2	$27.3	$—	$111.7	$33.8	$112.7	$—	$—	$407.7
Non-subscription revenue	7.6	1.7	—	5.0	1.0	2.4	—	—	17.7
Total residential fixed revenue	129.8	29.0	—	116.7	34.8	115.1	—	—	425.4
Residential mobile revenue:
Service revenue	78.8	65.8	—	112.2	48.0	7.8	—	—	312.6
Interconnect, inbound roaming, equipment sales and other (a)	17.3	14.4	—	64.1	16.4	0.8	5.4	—	118.4
Total residential mobile revenue	96.1	80.2	—	176.3	64.4	8.6	5.4	—	431.0
Total residential revenue	225.9	109.2	—	293.0	99.2	123.7	5.4	—	856.4
B2B revenue (b)	133.2	63.3	102.8	53.0	10.0	6.1	—	(23.7)	344.7
Other revenue	—	—	—	20.9	—	—	—	—	20.9
Total	$359.1	$172.5	$102.8	$366.9	$109.2	$129.8	$5.4	$(23.7)	$1,222.0
(a)The total amount includes $60 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)

	Three months ended September 30, 2021
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$118.1	$22.3	$—	$110.6	$34.9	$167.8	$—	$—	$453.7
Non-subscription revenue	8.5	2.3	—	5.0	1.5	3.8	—	—	21.1
Total residential fixed revenue	126.6	24.6	—	115.6	36.4	171.6	—	—	474.8
Residential mobile revenue:
Service revenue	76.1	43.6	—	122.0	28.5	11.5	—	—	281.7
Interconnect, inbound roaming, equipment sales and other (a)	14.9	11.6	—	55.3	7.0	1.7	5.4	—	95.9
Total residential mobile revenue	91.0	55.2	—	177.3	35.5	13.2	5.4	—	377.6
Total residential revenue	217.6	79.8	—	292.9	71.9	184.8	5.4	—	852.4
B2B revenue (b)	129.8	54.1	106.5	54.2	5.9	8.3	—	(25.1)	333.7
Other revenue	—	—	—	10.2	—	—	—	—	10.2
Total	$347.4	$133.9	$106.5	$357.3	$77.8	$193.1	$5.4	$(25.1)	$1,196.3
(a)The total amount includes $49 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $10 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)

	Nine months ended September 30, 2022
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.5	$75.1	$—	$343.0	$101.9	$392.3	$—	$—	$1,275.8
Non-subscription revenue	25.2	5.7	—	16.0	2.6	8.9	—	—	58.4
Total residential fixed revenue	388.7	80.8	—	359.0	104.5	401.2	—	—	1,334.2
Residential mobile revenue:
Service revenue	232.9	152.7	—	343.5	142.8	25.8	—	—	897.7
Interconnect, inbound roaming, equipment sales and other (a)	48.1	35.9	—	188.2	48.5	2.9	16.5	—	340.1
Total residential mobile revenue	281.0	188.6	—	531.7	191.3	28.7	16.5	—	1,237.8
Total residential revenue	669.7	269.4	—	890.7	295.8	429.9	16.5	—	2,572.0
B2B revenue (b)	399.8	171.9	326.8	164.3	28.8	20.7	—	(71.3)	1,041.0
Other revenue	—	—	—	41.4	—	—	—	—	41.4
Total	$1,069.5	$441.3	$326.8	$1,096.4	$324.6	$450.6	$16.5	$(71.3)	$3,654.4
(a)The total amount includes $176 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $19 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)

	Nine months ended September 30, 2021
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$353.7	$64.7	$—	$327.1	$104.1	$532.9	$—	$—	$1,382.5
Non-subscription revenue	25.9	7.2	—	14.1	4.8	11.2	—	—	63.2
Total residential fixed revenue	379.6	71.9	—	341.2	108.9	544.1	—	—	1,445.7
Residential mobile revenue:
Service revenue	222.9	132.8	—	359.8	28.5	37.7	—	—	781.7
Interconnect, inbound roaming, equipment sales and other (a)	45.0	33.2	—	188.8	7.0	5.8	16.2	—	296.0
Total residential mobile revenue	267.9	166.0	—	548.6	35.5	43.5	16.2	—	1,077.7
Total residential revenue	647.5	237.9	—	889.8	144.4	587.6	16.2	—	2,523.4
B2B revenue (b)	385.5	156.6	320.0	161.5	5.9	25.1	—	(71.0)	983.6
Other revenue	—	—	—	27.2	—	—	—	—	27.2
Total	$1,033.0	$394.5	$320.0	$1,078.5	$150.3	$612.7	$16.2	$(71.0)	$3,534.2
(a)The total amount includes $153 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $23 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2022
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Puerto Rico	$354.0	$344.0	$1,057.6	$1,037.4
Chile	129.8	193.1	450.6	612.7
Panama	171.6	133.2	439.0	392.7
Costa Rica	109.0	77.7	324.1	150.2
Jamaica	108.5	100.6	318.6	297.3
Networks & LatAm (a)	83.5	85.6	269.4	260.8
The Bahamas	48.4	47.8	144.5	140.5
Trinidad and Tobago	39.5	38.7	119.7	118.3
Barbados	37.3	35.6	110.6	104.5
Curacao	34.2	34.6	99.9	104.2
Other (b)	106.2	105.4	320.4	315.6
Total	$1,222.0	$1,196.3	$3,654.4	$3,534.2
(a)The amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W Networks & LatAm’s subsea and terrestrial fiber optic cable networks.
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of September 30, 2022.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; anticipated changes in our revenue, expenses, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting and the remediation of material weaknesses; foreign currency risks; interest rate risks; compliance with debt, financial and other covenants; our projected sources and uses of cash; the Liberty Telecomunicaciones Acquisition; the Claro Panama Acquisition; the impacts of the formation of the Chile JV; the effects and potential impacts of COVID-19 on our business and results of operations; reductions in operating and capital costs; our 2022 Share Repurchase Program; the outcome and impact of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2021 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the Chile JV, the Claro Panama Acquisition and the Liberty Telecomunicaciones Acquisition;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in other countries in which we operate and the results of any tax audits or tax disputes;
•changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;
•the ability of suppliers and vendors, including third-party channel providers and broadcasters, to timely deliver quality products, equipment, software, services and access;
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

•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquired Entities, the Liberty Telecomunicaciones Acquisition and the Claro Panama Acquisition;
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
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico;
iii.Costa Rica, through our reportable segment Liberty Costa Rica;
iv.Chile, through our reportable segment VTR; and
B.through our reportable segment C&W Networks & LatAm (as further described below), (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At September 30, 2022, we (i) owned and operated fixed networks that passed 8,588,600 homes and served 6,422,800 RGUs, comprising 2,889,600 broadband internet subscribers, 1,934,900 video subscribers and 1,598,300 fixed-line telephony subscribers, and (ii) served 8,376,900 mobile subscribers.
During the third quarter of 2022, we completed an organizational change with respect to our C&W operations whereby management of certain subsidiaries of C&W, which primarily operate our subsea and fiber optic cable networks, now report directly to the Senior Vice President, Infrastructure and Corporate Strategy of Liberty Latin America and no longer report to the former C&W Caribbean and Networks segment decision maker. As a result, the aforementioned subsidiaries of C&W are now a separate operating and reportable segment, herein referred to as the C&W Networks & LatAm segment. In connection with this change, we have restated our segment presentation for all periods to separately present (i) C&W Caribbean and (ii) C&W Networks & LatAm.
Transactions
Claro Panama Acquisition. On September 14, 2021, we entered into a definitive agreement to acquire América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis. On July 1, 2022, we completed the acquisition of Claro Panama, which was financed through a combination of debt and existing cash.
Chile JV. On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV that will be owned 50:50 by Liberty Latin America and América Móvil. Subsequent to September 30, 2022, we completed the formation of the Chile JV. During October 2022, and in connection with this transaction, we made a balancing payment to América Móvil totaling $76 million. The transaction did not trigger a change of control under VTR’s debt agreements, and was not subject to Liberty Latin America or América Móvil shareholder approvals. Beginning in October, we will account for our 50% interest in the Chile JV as an equity method investment.
Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2022 and 2021 is affected by acquisitions and FX effects. As we use the term, “organic” changes exclude FX and the impacts of acquisitions, each as further discussed below.
In the following discussion, we quantify the estimated impact on the operating results of the periods under comparison that is attributable to acquisitions. We acquired (i) Telefónica’s operations in Costa Rica during August 2021, (ii) 96% of Broadband VI, LLC’s operations in the U.S. Virgin Islands effective December 2021 and (iii) América Móvil’s operations in Panama during July 2022. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the estimated operating results of an acquired entity during the first 12 months following the date of acquisition.

Changes in foreign currency exchange rates may have a significant impact on our operating results, as VTR, Liberty Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. Through September 30, 2022, our primary FX exchange risk relates to the Chilean peso. For example, the average FX rate (utilized to translate our condensed consolidated statements of operations) for the U.S. dollar per one Chilean peso appreciated by 20% and 17% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
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
Consolidated Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-U.S. GAAP measure. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to determine how to allocate resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income or loss.
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Operating income (loss)	$152.9	$136.0	$(15.4)	$485.0
Share-based compensation expense	20.8	33.1	82.6	88.9
Depreciation and amortization	234.3	252.0	661.7	736.3
Impairment, restructuring and other operating items, net	7.0	22.1	583.4	41.3
Consolidated Adjusted OIBDA	$415.0	$443.2	$1,312.3	$1,351.5

The following tables set forth the organic and non-organic changes in Adjusted OIBDA for the periods indicated:

	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2021	$119.6	$47.9	$62.0	$139.3	$24.0	$65.1	$(14.7)	$—	$443.2
Organic changes related to:
Revenue	11.5	3.8	(1.3)	(3.8)	12.2	(37.5)	—	1.4	(13.7)
Programming and other direct costs	2.8	(2.0)	(2.3)	(3.1)	(0.7)	9.6	—	(0.6)	3.7
Other operating costs and expenses	(1.4)	(4.4)	1.0	(12.4)	(6.6)	0.1	(4.1)	(0.8)	(28.6)
Non-organic increases (decreases):
FX	0.2	—	(0.5)	—	(1.4)	(6.1)	—	—	(7.8)
Acquisitions	—	1.4	—	11.5	5.3	—	—	—	18.2
September 30, 2022	$132.7	$46.7	$58.9	$131.5	$32.8	$31.2	$(18.8)	$—	$415.0

	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2021	$357.9	$137.5	$193.1	$445.6	$50.8	$204.3	$(37.7)	$—	$1,351.5
Organic changes related to:
Revenue	44.7	12.0	12.0	(1.4)	14.1	(89.7)	0.3	(0.3)	(8.3)
Programming and other direct costs	(8.0)	(8.7)	(5.1)	(14.9)	(0.7)	15.0	—	6.1	(16.3)
Other operating costs and expenses	5.3	(10.6)	(2.1)	(23.5)	(9.5)	4.4	(8.0)	(5.8)	(49.8)
Non-organic increases (decreases):
FX	(2.8)	—	(1.3)	—	(3.1)	(18.4)	—	—	(25.6)
Acquisitions	—	1.4	—	12.4	47.0	—	—	—	60.8
September 30, 2022	$397.1	$131.6	$196.6	$418.2	$98.6	$115.6	$(45.4)	$—	$1,312.3

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	%

C&W Caribbean	37.0	34.4	37.1	34.6
C&W Panama	27.1	35.8	29.8	34.9
C&W Networks & LatAm	57.3	58.2	60.2	60.3
Liberty Puerto Rico	35.8	39.0	38.1	41.3
Liberty Costa Rica	30.0	30.8	30.4	33.8
VTR	24.0	33.7	25.7	33.3
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The decrease in Adjusted OIBDA margin for C&W Panama is due in part from the inclusion of Claro Panama operations following the Claro Panama Acquisition, which generates a lower Adjusted OIBDA margin compared to legacy operations. The decrease in the Adjusted OIBDA margin for VTR is primarily related to a decline in revenue, RGUs and ARPU resulting from significant competition in Chile, as further discussed below. Additionally, we incurred in aggregate $8 million and $19 million of integration costs during the three and nine months ended September 30, 2022, respectively, in our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments. During the three and nine months ended September 30, 2021, we incurred $3 million and $6 million, respectively, in our Liberty Puerto Rico and Liberty Costa Rica segments.
Revenue
All of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) residential mobile services and (iii) B2B services. C&W Networks & LatAm also provides wholesale communication services over its subsea and terrestrial fiber optic cable networks.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

C&W Caribbean	$359.1	$347.4	$11.7	$0.2	$—	$11.5
C&W Panama	172.5	133.9	38.6	—	34.8	3.8
C&W Networks & LatAm	102.8	106.5	(3.7)	(2.4)	—	(1.3)
Liberty Puerto Rico	366.9	357.3	9.6	—	13.4	(3.8)
Liberty Costa Rica	109.2	77.8	31.4	(4.3)	23.5	12.2
VTR	129.8	193.1	(63.3)	(25.8)	—	(37.5)
Corporate	5.4	5.4	—	—	—	—
Intersegment eliminations	(23.7)	(25.1)	1.4	—	—	1.4
Total	$1,222.0	$1,196.3	$25.7	$(32.3)	$71.7	$(13.7)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

C&W Caribbean	$1,069.5	$1,033.0	$36.5	$(8.2)	$—	$44.7
C&W Panama	441.3	394.5	46.8	—	34.8	12.0
C&W Networks & LatAm	326.8	320.0	6.8	(5.2)	—	12.0
Liberty Puerto Rico	1,096.4	1,078.5	17.9	—	19.3	(1.4)
Liberty Costa Rica	324.6	150.3	174.3	(9.4)	169.6	14.1
VTR	450.6	612.7	(162.1)	(72.4)	—	(89.7)
Corporate	16.5	16.2	0.3	—	—	0.3
Intersegment eliminations	(71.3)	(71.0)	(0.3)	—	—	(0.3)
Total	$3,654.4	$3,534.2	$120.2	$(95.2)	$223.7	$(8.3)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.2	$118.1	$4.1	3
Non-subscription revenue	7.6	8.5	(0.9)	(11)
Total residential fixed revenue	129.8	126.6	3.2	3
Residential mobile revenue:
Service revenue	78.8	76.1	2.7	4
Interconnect, inbound roaming, equipment sales and other	17.3	14.9	2.4	16
Total residential mobile revenue	96.1	91.0	5.1	6
Total residential revenue	225.9	217.6	8.3	4
B2B revenue	133.2	129.8	3.4	3
Total	$359.1	$347.4	$11.7	3

	Nine months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.5	$353.7	$9.8	3
Non-subscription revenue	25.2	25.9	(0.7)	(3)
Total residential fixed revenue	388.7	379.6	9.1	2
Residential mobile revenue:
Service revenue	232.9	222.9	10.0	4
Interconnect, inbound roaming, equipment sales and other	48.1	45.0	3.1	7
Total residential mobile revenue	281.0	267.9	13.1	5
Total residential revenue	669.7	647.5	22.2	3
B2B revenue	399.8	385.5	14.3	4
Total	$1,069.5	$1,033.0	$36.5	4

The details of the changes in C&W Caribbean’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.9	$15.1
ARPU (b)	1.1	(2.8)
Decrease in residential fixed non-subscription revenue	(0.9)	(0.6)
Total increase in residential fixed revenue	3.1	11.7
Increase in residential mobile service revenue (c)	2.7	11.9
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	2.2	3.2
Increase in B2B revenue (e)	3.5	17.9
Total organic increase	11.5	44.7
Impact of FX	0.2	(8.2)
Total	$11.7	$36.5
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The increase during the three-month comparison is due to higher ARPU from fixed-line telephony and video services, partially offset by lower ARPU from broadband internet service. The decrease during the nine-month comparison is due lower ARPU from video and broadband internet services, partially offset by higher ARPU from fixed-line telephony service.
(c)The increases are attributable to the net effect of (i) higher average numbers of mobile subscribers, mostly due to growth from fixed-mobile convergence efforts and increases in sales initiatives, and (ii) declines in ARPU as a result of certain pricing strategies.
(d)The increases are primarily attributable to higher inbound roaming traffic.
(e)The increases are attributable to higher revenues from     (i) fixed and managed services, primarily due to broadband internet services-related growth, (ii) mobile services, driven by higher average numbers of subscribers, and (iii) for the nine-month comparison, certain non-recurring B2B contracts.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$27.3	$22.3	$5.0	22
Non-subscription revenue	1.7	2.3	(0.6)	(26)
Total residential fixed revenue	29.0	24.6	4.4	18
Residential mobile revenue:
Service revenue	65.8	43.6	22.2	51
Interconnect, inbound roaming, equipment sales and other	14.4	11.6	2.8	24
Total residential mobile revenue	80.2	55.2	25.0	45
Total residential revenue	109.2	79.8	29.4	37
B2B revenue	63.3	54.1	9.2	17
Total	$172.5	$133.9	$38.6	29

	Nine months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$75.1	$64.7	$10.4	16
Non-subscription revenue	5.7	7.2	(1.5)	(21)
Total residential fixed revenue	80.8	71.9	8.9	12
Residential mobile revenue:
Service revenue	152.7	132.8	19.9	15
Interconnect, inbound roaming, equipment sales and other	35.9	33.2	2.7	8
Total residential mobile revenue	188.6	166.0	22.6	14
Total residential revenue	269.4	237.9	31.5	13
B2B revenue	171.9	156.6	15.3	10
Total	$441.3	$394.5	$46.8	12

The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.5	$10.3
ARPU (b)	(0.7)	(2.1)
Decrease in residential fixed non-subscription revenue	(0.7)	(1.6)
Total increase in residential fixed revenue	2.1	6.6
Increase (decrease) in residential mobile service revenue (c)	0.5	(1.8)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(2.3)	(2.4)
Increase in B2B revenue (d)	3.5	9.6
Total organic increase	3.8	12.0
Impact of an acquisition	34.8	34.8
Total	$38.6	$46.8
(a)The increases are primarily attributable to higher average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony as customers shift to lower priced plans.
(c)The increase in the three-month comparison is primarily due to the net effect of (i) a decrease in prepaid subscribers and (ii) an increase in postpaid subscribers, largely driven by migrations from prepaid plans. The decrease in the nine-month comparison is primarily due to the net effect of (i) lower ARPU from prepaid mobile services, mainly attributable to lower recharging activity, and (ii) higher average numbers of postpaid mobile subscribers.
(d)The increases are primarily due to (i) increases in the volume of certain projects and (ii) higher revenue from data services.

C&W Networks & LatAm. C&W Networks & LatAm’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
B2B revenue:
Service revenue	$27.9	$27.0	$0.9	3
Subsea network revenue	74.9	79.5	(4.6)	(6)
Total	$102.8	$106.5	$(3.7)	(3)

	Nine months ended September 30,		Increase
	2022	2021	$	%
	in millions, except percentages
B2B revenue:
Service revenue	$84.8	$80.6	$4.2	5
Subsea network revenue	242.0	239.4	2.6	1
Total	$326.8	$320.0	$6.8	2

The details of the changes in C&W Networks & LatAm’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison

Increase in B2B service revenue (a)	$2.3	$7.0
Increase (decrease) in B2B subsea network revenue (b) (c)	(3.6)	5.0
Total organic increase (decrease)	(1.3)	12.0
Impact of FX	(2.4)	(5.2)
Total	$(3.7)	$6.8
(a)The increases are primarily attributable to (i) higher B2B connectivity revenue, (ii) growth in managed services and (iii) for the nine-month comparison, higher equipment sales.
(b)The decrease during the three-month comparison is primarily due to (i) lower lease capacity revenue, as sales growth was offset by service disconnections and lower revenue from existing customers due to price erosion, and (ii) lower affiliate revenue.
(c)The increase during the nine-month comparison is primarily due to (i) the net positive impact associated with the recognition of deferred revenue and penalties upon termination of customer contracts, (ii) lower affiliate revenue, and (iii) a net increase in lease capacity revenue, resulting from customer growth, partially offset by service disconnections and lower revenue from existing customers due to price erosion.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$111.7	$110.6	$1.1	1
Non-subscription revenue	5.0	5.0	—	—
Total residential fixed revenue	116.7	115.6	1.1	1
Residential mobile revenue:
Service revenue	112.2	122.0	(9.8)	(8)
Interconnect, inbound roaming, equipment sales and other	64.1	55.3	8.8	16
Total residential mobile revenue	176.3	177.3	(1.0)	(1)
Total residential revenue	293.0	292.9	0.1	—
B2B revenue	53.0	54.2	(1.2)	(2)
Other revenue	20.9	10.2	10.7	105
Total	$366.9	$357.3	$9.6	3

	Nine months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$343.0	$327.1	$15.9	5
Non-subscription revenue	16.0	14.1	1.9	13
Total residential fixed revenue	359.0	341.2	17.8	5
Residential mobile revenue:
Service revenue	343.5	359.8	(16.3)	(5)
Interconnect, inbound roaming, equipment sales and other	188.2	188.8	(0.6)	—
Total residential mobile revenue	531.7	548.6	(16.9)	(3)
Total residential revenue	890.7	889.8	0.9	—
B2B revenue	164.3	161.5	2.8	2
Other revenue	41.4	27.2	14.2	52
Total	$1,096.4	$1,078.5	$17.9	2
The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.1	$18.6
ARPU (b)	(6.3)	(10.0)
Increase (decrease) in residential fixed non-subscription revenue	(0.5)	0.5
Total increase (decrease) in residential fixed revenue	(1.7)	9.1
Decrease in residential mobile service revenue (c)	(9.8)	(16.3)
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	8.8	(0.6)
Increase (decrease) in B2B revenue	(1.2)	2.8
Increase in other revenue	0.1	3.6
Total organic decrease	(3.8)	(1.4)
Impact of an acquisition (e)	13.4	19.3
Total	$9.6	$17.9
(a)The increases are primarily attributable to higher average broadband internet and video RGUs.
(b)The decreases are primarily attributable to lower ARPU from video and broadband internet services, which include the impact of credits issued to customers during the third quarter of 2022 as a result of Hurricane Fiona. In addition, the decrease for the nine-month comparison includes the impact of credits issued to customers during the second quarter of 2022 as a result of power outages.
(c)The decreases are primarily due to declines in the average number of mobile subscribers and lower ARPU from mobile services.
(d)The increase for the three-month comparison is primarily due to higher volumes of handset sales and higher inbound roaming. The decrease for the nine-month comparison is primarily due to the net effect of higher promotions associated with handset sales and higher inbound roaming.
(e)The impact of an acquisition primarily relates to FCC revenue recognized during the third quarter of 2022.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.8	$34.9	$(1.1)	(3)
Non-subscription revenue	1.0	1.5	(0.5)	(33)
Total residential fixed revenue	34.8	36.4	(1.6)	(4)
Residential mobile revenue:
Service revenue	48.0	28.5	19.5	68
Interconnect, inbound roaming, equipment sales and other	16.4	7.0	9.4	134
Total residential mobile revenue	64.4	35.5	28.9	81
Total residential revenue	99.2	71.9	27.3	38
B2B revenue	10.0	5.9	4.1	69
Total	$109.2	$77.8	$31.4	40

	Nine months ended September 30,		Increase (decrease)
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$101.9	$104.1	$(2.2)	(2)
Non-subscription revenue	2.6	4.8	(2.2)	(46)
Total residential fixed revenue	104.5	108.9	(4.4)	(4)
Residential mobile revenue:
Service revenue	142.8	28.5	114.3	401
Interconnect, inbound roaming, equipment sales and other	48.5	7.0	41.5	593
Total residential mobile revenue	191.3	35.5	155.8	439
Total residential revenue	295.8	144.4	151.4	105
B2B revenue	28.8	5.9	22.9	388
Total	$324.6	$150.3	$174.3	116

The details of the changes in Liberty Costa Rica’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.2	$11.5
ARPU (b)	(3.1)	(6.8)
Decrease in residential fixed non-subscription revenue (c)	(0.6)	(2.3)
Total increase in residential fixed revenue	0.5	2.4
Increase in residential mobile service revenue (d)	5.4	5.4
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	4.6	4.6
Increase in B2B revenue	1.7	1.7
Total organic increase	12.2	14.1
Impact of an acquisition	23.5	169.6
Impact of FX	(4.3)	(9.4)
Total	$31.4	$174.3
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The decreases are primarily due to the net effect of (i) lower ARPU from video services and fixed-line telephony, (ii) the impact of product mix and (iii) for the nine-month comparison, higher ARPU from broadband internet services.
(c)The decreases are primarily attributable to a discontinued Costa Rica government-sponsored assistance program that provided computer equipment to low-income households.
(d)The increases are primarily attributable to higher average mobile subscribers.
(e)The increases are primarily attributable to (i) higher inbound roaming and (ii) higher volumes of handset sales.

VTR. VTR’s revenue by major category is set forth below:

	Three months ended September 30,		Decrease
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$112.7	$167.8	$(55.1)	(33)
Non-subscription revenue	2.4	3.8	(1.4)	(37)
Total residential fixed revenue	115.1	171.6	(56.5)	(33)
Residential mobile revenue:
Service revenue	7.8	11.5	(3.7)	(32)
Interconnect, inbound roaming, equipment sales and other	0.8	1.7	(0.9)	(53)
Total residential mobile revenue	8.6	13.2	(4.6)	(35)
Total residential revenue	123.7	184.8	(61.1)	(33)
B2B revenue	6.1	8.3	(2.2)	(27)
Total	$129.8	$193.1	$(63.3)	(33)

	Nine months ended September 30,		Decrease
	2022	2021	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$392.3	$532.9	$(140.6)	(26)
Non-subscription revenue	8.9	11.2	(2.3)	(21)
Total residential fixed revenue	401.2	544.1	(142.9)	(26)
Residential mobile revenue:
Service revenue	25.8	37.7	(11.9)	(32)
Interconnect, inbound roaming, equipment sales and other	2.9	5.8	(2.9)	(50)
Total residential mobile revenue	28.7	43.5	(14.8)	(34)
Total residential revenue	429.9	587.6	(157.7)	(27)
B2B revenue	20.7	25.1	(4.4)	(18)
Total	$450.6	$612.7	$(162.1)	(26)
The details of the changes in VTR’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(10.1)	$(22.2)
ARPU (b)	(22.7)	(55.5)
Decrease in residential fixed non-subscription revenue	(0.9)	(0.9)
Total decrease in residential fixed revenue	(33.7)	(78.6)
Decrease in residential mobile service revenue (c)	(2.3)	(7.8)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.8)	(2.5)
Decrease in B2B revenue	(0.7)	(0.8)
Total organic decrease	(37.5)	(89.7)
Impact of FX	(25.8)	(72.4)
Total	$(63.3)	$(162.1)
(a)The decreases are primarily attributable to lower average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from broadband internet services, mainly associated with (i) increased competition that generally resulted in (a) the churn of higher-ARPU customers and (b) the addition of lower-ARPU customers, and (ii) strategic initiatives implemented during the first quarter of 2022. Higher discounts and lower-ARPU customers related to video and telephony services also contributed to the decline in ARPU.
(c)The decreases are primarily due to (i) lower ARPU from mobile services, mainly associated with strategic initiatives implemented during the first quarter of 2022, and (ii) for the nine-month comparison, lower average numbers of mobile subscribers.

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

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Programming and copyright	$91.6	$108.5	$(16.9)	$(6.7)	$0.5	$(10.7)
Interconnect	88.6	92.0	(3.4)	(1.7)	6.8	(8.5)
Equipment and other	118.9	96.7	22.2	(0.9)	7.6	15.5
Total programming and other direct costs of services	$299.1	$297.2	$1.9	$(9.3)	$14.9	$(3.7)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Programming and copyright	$302.1	$334.7	$(32.6)	$(20.4)	$0.5	$(12.7)
Interconnect	262.7	252.7	10.0	(5.9)	23.2	(7.3)
Equipment and other	338.5	277.4	61.1	(1.8)	26.6	36.3
Total programming and other direct costs of services	$903.3	$864.8	$38.5	$(28.1)	$50.3	$16.3

C&W Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$21.0	$22.4	$(1.4)	$—	$(1.4)
Interconnect	29.2	30.7	(1.5)	—	(1.5)
Equipment and other	20.1	20.0	0.1	—	0.1
Total programming and other direct costs of services	$70.3	$73.1	$(2.8)	$—	$(2.8)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$66.9	$69.3	$(2.4)	$(0.5)	$(1.9)
Interconnect	87.4	89.4	(2.0)	(1.7)	(0.3)
Equipment and other	60.6	50.8	9.8	(0.4)	10.2
Total programming and other direct costs of services	$214.9	$209.5	$5.4	$(2.6)	$8.0
•Equipment and other: The organic increase during the nine-month comparison is primarily due to (i) higher port-to-port capacity fees incurred in connection with the purchase of wholesale services from C&W Networks & LatAm, (ii) higher costs associated with certain non-recurring B2B contracts and (iii) higher volumes of handset sales.

C&W Panama. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Panama segment for the periods indicated.

	Three months ended September 30,			Increase (decrease) from:
			Increase	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$4.9	$3.7	$1.2	$0.5	$0.7
Interconnect	16.5	14.6	1.9	3.8	(1.9)
Equipment and other	30.9	23.1	7.8	4.6	3.2
Total programming and other direct costs of services	$52.3	$41.4	$10.9	$8.9	$2.0

	Nine months ended September 30,			Increase (decrease) from:
			Increase	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$13.2	$11.3	$1.9	$0.5	$1.4
Interconnect	46.9	45.3	1.6	3.8	(2.2)
Equipment and other	77.2	63.1	14.1	4.6	9.5
Total programming and other direct costs of services	$137.3	$119.7	$17.6	$8.9	$8.7
•Programming and copyright: The organic increases are primarily due to RGU growth.
•Interconnect: The organic decreases are primarily due to lower call volumes.
•Equipment and other: The organic increases are primarily due to (i) higher costs associated with certain non-recurring B2B contracts and (ii) for the nine-month comparison, higher volumes of handset sales.

C&W Networks & LatAm. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Networks & LatAm segment for the periods indicated.

	Three months ended September 30,		Increase	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Interconnect	$12.0	$11.6	$0.4	$(0.2)	$0.6
Equipment and other	3.9	2.6	1.3	(0.4)	1.7
Total programming and other direct costs of services	$15.9	$14.2	$1.7	$(0.6)	$2.3

	Nine months ended September 30,		Increase	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Interconnect	$34.9	$33.9	$1.0	$(0.4)	$1.4
Equipment and other	10.3	7.2	3.1	(0.6)	3.7
Total programming and other direct costs of services	$45.2	$41.1	$4.1	$(1.0)	$5.1
•Equipment and other: The organic increases are primarily due to costs associated with sales-type leases on CPE installed on long-term customer solutions.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment for the periods indicated.

	Three months ended September 30,			Increase (decrease) from:
			Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$27.9	$27.2	$0.7	$—	$0.7
Interconnect	20.0	26.6	(6.6)	0.7	(7.3)
Equipment and other	57.5	47.6	9.9	0.2	9.7
Total programming and other direct costs of services	$105.4	$101.4	$4.0	$0.9	$3.1

	Nine months ended September 30,			Increase (decrease) from:
			Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Programming and copyright	$83.8	$82.2	$1.6	$—	$1.6
Interconnect	61.3	68.0	(6.7)	2.0	(8.7)
Equipment and other	170.7	148.2	22.5	0.5	22.0
Total programming and other direct costs of services	$315.8	$298.4	$17.4	$2.5	$14.9
•Interconnect: The organic decreases are primarily due to lower roaming costs.

•Equipment and other: The organic increases are primarily associated with (i) higher volumes of handset sales, (ii) increases related to lower of cost or market adjustments on equipment-related inventory recognized during the second and third quarters of 2022, and (iii) an unfavorable charge associated with equipment costs included in the transition services agreement entered into with AT&T. Also contributing to the organic increase for the nine-month comparison are (a) higher volumes of equipment sales associated with a contract entered into in the first quarter of 2022 and (b) equipment-related integration costs incurred during the first half of 2022.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
					An acquisition
	2022	2021		FX		Organic
	in millions

Programming and copyright	$7.8	$9.1	$(1.3)	$(0.5)	$—	$(0.8)
Interconnect	7.9	5.2	2.7	(0.2)	2.3	0.6
Equipment and other	9.7	6.2	3.5	(0.2)	2.8	0.9
Total programming and other direct costs of services	$25.4	$20.5	$4.9	$(0.9)	$5.1	$0.7

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
					An acquisition
	2022	2021		FX		Organic
	in millions

Programming and copyright	$25.6	$26.9	$(1.3)	$(1.8)	$—	$0.5
Interconnect	24.2	6.5	17.7	(0.3)	17.4	0.6
Equipment and other	28.6	7.7	20.9	(0.2)	21.5	(0.4)
Total programming and other direct costs of services	$78.4	$41.1	$37.3	$(2.3)	$38.9	$0.7

VTR. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our VTR segment for the periods indicated.

	Three months ended September 30,		Decrease	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Programming and copyright	$30.9	$46.1	$(15.2)	$(6.2)	$(9.0)
Interconnect	6.8	7.4	(0.6)	(1.3)	0.7
Equipment and other	0.9	2.5	(1.6)	(0.3)	(1.3)
Total programming and other direct costs of services	$38.6	$56.0	$(17.4)	$(7.8)	$(9.6)

	Nine months ended September 30,		Increase (decrease)		Increase (decrease) from:
	2022	2021			FX	Organic
	in millions

Programming and copyright	$113.5	$145.0	$(31.5)		$(18.1)	$(13.4)
Interconnect	21.9	21.8	0.1		(3.5)	3.6
Equipment and other	3.2	9.0	(5.8)		(0.6)	(5.2)
Total programming and other direct costs of services	$138.6	$175.8	$(37.2)	$-37.2	$(22.2)	$(15.0)
•Programming and copyright: The organic decreases are primarily due to the net effect of (i) lower average subscribers, (ii) lower content rates and (iii) the positive impacts associated with the renegotiation of certain content agreements. The decrease during the nine-month comparison was also impacted by (a) the positive impact associated with the reassessment of an accrual associated with video-on-demand content-related costs during the second quarter of 2022 and (b) an increase related to a settlement associated with a programming contract that occurred during the first quarter of 2022.
•Interconnect: The organic increases are primarily due to (i) higher rates and (ii) higher national leased capacity.
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

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Personnel and contract labor	$155.3	$142.9	$12.4	$(3.6)	$4.4	$11.6
Network-related	88.6	86.0	2.6	(4.4)	6.0	1.0
Service-related	52.8	47.4	5.4	(1.9)	3.2	4.1
Commercial	58.9	57.4	1.5	(3.0)	8.5	(4.0)
Facility, provision, franchise and other	152.3	122.2	30.1	(2.3)	16.5	15.9
Share-based compensation expense	20.8	33.1	(12.3)	—	—	(12.3)
Total other operating costs and expenses	$528.7	$489.0	$39.7	$(15.2)	$38.6	$16.3

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Acquisitions	Organic
	in millions

Personnel and contract labor	$453.6	$425.1	$28.5	$(9.9)	$12.2	$26.2
Network-related	250.1	247.1	3.0	(11.5)	16.5	(2.0)
Service-related	158.6	140.2	18.4	(4.7)	12.0	11.1
Commercial	182.5	163.5	19.0	(9.4)	31.2	(2.8)
Facility, provision, franchise and other	394.0	342.0	52.0	(6.0)	40.7	17.3
Share-based compensation expense	82.6	88.9	(6.3)	(1.2)	0.8	(5.9)
Total other operating costs and expenses	$1,521.4	$1,406.8	$114.6	$(42.7)	$113.4	$43.9

C&W Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$51.3	$50.9	$0.4	$(0.1)	$0.5
Network-related	36.4	38.8	(2.4)	—	(2.4)
Service-related	18.1	15.6	2.5	—	2.5
Commercial	12.1	12.3	(0.2)	—	(0.2)
Facility, provision, franchise and other	38.2	37.1	1.1	0.1	1.0
Share-based compensation expense	4.3	9.7	(5.4)	0.1	(5.5)
Total other operating costs and expenses	$160.4	$164.4	$(4.0)	$0.1	$(4.1)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$154.9	$154.1	$0.8	$(0.8)	$1.6
Network-related	108.0	119.2	(11.2)	(1.0)	(10.2)
Service-related	52.1	49.0	3.1	(0.2)	3.3
Commercial	33.8	35.3	(1.5)	(0.4)	(1.1)
Facility, provision, franchise and other	108.7	108.0	0.7	(0.4)	1.1
Share-based compensation expense	16.6	22.7	(6.1)	—	(6.1)
Total other operating costs and expenses	$474.1	$488.3	$(14.2)	$(2.8)	$(11.4)
•Network-related: The organic decreases are primarily due to the net impact of (i) lower capacity charges associated with the use of C&W Networks & LatAm’s subsea network, (ii) savings on vendor costs as a result of the renegotiation and cancellation of certain contracts as well as lower overall spending and (iii) higher utilities costs.
•Service-related: The organic increases are primarily due to charges allocated from our Corporate operations.

C&W Panama. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Panama segment for the periods indicated.

	Three months ended September 30,			Increase (decrease) from:
			Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$20.6	$16.8	$3.8	$3.0	$0.8
Network-related	14.4	9.6	4.8	4.5	0.3
Service-related	3.5	3.7	(0.2)	0.7	(0.9)
Commercial	9.6	4.7	4.9	4.9	—
Facility, provision, franchise and other	25.4	9.8	15.6	11.4	4.2
Share-based compensation expense	1.0	1.0	—	—	—
Total other operating costs and expenses	$74.5	$45.6	$28.9	$24.5	$4.4

	Nine months ended September 30,			Increase (decrease) from:
			Increase	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$56.9	$50.9	$6.0	$3.0	$3.0
Network-related	34.6	29.6	5.0	4.5	0.5
Service-related	11.7	11.4	0.3	0.7	(0.4)
Commercial	20.4	14.8	5.6	4.9	0.7
Facility, provision, franchise and other	48.8	30.6	18.2	11.4	6.8
Share-based compensation expense	4.4	2.6	1.8	—	1.8
Total other operating costs and expenses	$176.8	$139.9	$36.9	$24.5	$12.4

•Personnel and contract labor: The organic increases are primarily due to higher staff costs related to increased sales activities.
•Facility, provision, franchise and other: The organic increases are primarily driven by higher bad debt provisions.

C&W Networks & LatAm. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Networks & LatAm segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$10.9	$10.0	$0.9	$(0.7)	$1.6
Network-related	10.2	14.0	(3.8)	(0.2)	(3.6)
Service-related	1.1	0.8	0.3	—	0.3
Commercial	0.4	0.3	0.1	—	0.1
Facility, provision, franchise and other	5.4	5.2	0.2	(0.4)	0.6
Share-based compensation expense	1.0	1.1	(0.1)	—	(0.1)
Total other operating costs and expenses	$29.0	$31.4	$(2.4)	$(1.3)	$(1.1)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$32.9	$33.2	$(0.3)	$(1.5)	$1.2
Network-related	32.3	35.7	(3.4)	(0.6)	(2.8)
Service-related	3.2	2.8	0.4	—	0.4
Commercial	1.0	0.9	0.1	—	0.1
Facility, provision, franchise and other	15.6	13.2	2.4	(0.8)	3.2
Share-based compensation expense	3.7	3.2	0.5	—	0.5
Total other operating costs and expenses	$88.7	$89.0	$(0.3)	$(2.9)	$2.6
•Network-related: The organic decreases are primarily due to (i) lower subsea cable repairs and (ii) lower operating and maintenance-related costs.
•Facility, provision, franchise and other: The organic increases are primarily due to higher bad debt provisions.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment for the periods indicated.

	Three months ended September 30,			Increase (decrease) from:
			Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$41.2	$36.8	$4.4	$0.4	$4.0
Network-related	16.9	13.6	3.3	(0.1)	3.4
Service-related	9.2	10.3	(1.1)	0.2	(1.3)
Commercial	11.0	11.8	(0.8)	—	(0.8)
Facility, provision, franchise and other	51.7	44.1	7.6	0.5	7.1
Share-based compensation expense	1.2	1.7	(0.5)	—	(0.5)
Total other operating costs and expenses	$131.2	$118.3	$12.9	$1.0	$11.9

	Nine months ended September 30,			Increase (decrease) from:
			Increase (decrease)	An acquisition	Organic
	2022	2021
	in millions

Personnel and contract labor	$120.1	$104.4	$15.7	$1.4	$14.3
Network-related	38.5	37.5	1.0	0.1	0.9
Service-related	34.5	30.1	4.4	1.0	3.4
Commercial	35.3	35.4	(0.1)	—	(0.1)
Facility, provision, franchise and other	134.0	127.1	6.9	1.9	5.0
Share-based compensation expense	6.0	5.8	0.2	—	0.2
Total other operating costs and expenses	$368.4	$340.3	$28.1	$4.4	$23.7
•Personnel and contract labor: The organic increases are primarily due to the net effect of (i) higher salaries and other personnel costs, including the impact of higher amortization of deferred commissions in connection with the AT&T Acquisition, and (ii) lower bonus-related expenses.
•Network-related: The organic increases, and in particular the increase for the three-month comparison, are primarily due to incremental expenses incurred in operating the network as a result of the impacts from Hurricane Fiona, and increases in network-related integration costs associated with the AT&T Acquisition. For the nine-month comparison, the increase was further impacted by a decline associated with the termination of the transition services agreement entered into with AT&T associated with network maintenance and licenses.
•Service-related: The organic increase during the nine-month comparison is primarily due to higher costs associated with (i) charges allocated from our Corporate operations and (ii) software licenses. Service-related integration costs associated with the AT&T Acquisition remained relatively flat during each of the three and nine-month comparisons, but are expected to grow in future periods.
•Facility, provision, franchise and other: The organic increases for both the three and nine-month comparisons were impacted by increases related to (i) a reassessment of an accrual associated with certain services being provided under a transaction service agreement and (ii) utility costs. The increase for the nine-month comparison is further impacted by the net effect of (i) a decrease in bad debt expense resulting from lower expected credit loss rates established during the second quarter of 2022, (ii) an increase in rent expense, driven by purchase accounting adjustments associated with the AT&T Acquisition that were recorded during the second quarter of 2021, and (iii) a decrease resulting from a payment made during the second quarter of 2021 to settle certain 2011 property tax claims.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment for the periods indicated.

	Three months ended September 30,		Increase	Increase (decrease) from:
					An acquisition
	2022	2021		FX		Organic
	in millions

Personnel and contract labor	$6.4	$5.6	$0.8	$(0.3)	$1.0	$0.1
Network-related	8.1	5.2	2.9	(0.2)	1.6	1.5
Service-related	6.5	3.0	3.5	(0.2)	2.3	1.4
Commercial	13.0	8.0	5.0	(0.5)	3.6	1.9
Facility, provision, franchise and other	17.0	11.5	5.5	(0.8)	4.6	1.7
Share-based compensation expense	0.5	0.3	0.2	—	—	0.2
Total other operating costs and expenses	$51.5	$33.6	$17.9	$(2.0)	$13.1	$6.8

	Nine months ended September 30,		Increase	Increase (decrease) from:
					An acquisition
	2022	2021		FX		Organic
	in millions

Personnel and contract labor	$20.2	$12.6	$7.6	$(0.8)	$7.8	$0.6
Network-related	24.9	11.2	13.7	(0.8)	11.9	2.6
Service-related	17.9	4.8	13.1	(0.5)	10.3	3.3
Commercial	39.7	11.9	27.8	(0.8)	26.3	2.3
Facility, provision, franchise and other	44.9	17.9	27.0	(1.1)	27.4	0.7
Share-based compensation expense	1.9	0.7	1.2	—	0.8	0.4
Total other operating costs and expenses	$149.5	$59.1	$90.4	$(4.0)	$84.5	$9.9
•Network-related: The organic increases are primarily due to higher maintenance-related costs.
•Service-related: The organic increases are primarily due to higher information technology-related project costs.
•Commercial: The organic increases are primarily due to higher third-party sales commission costs.
•Facility, provision, franchise and other costs: The organic increases are primarily due to higher bad debt provisions.
•Included in the increases from an acquisition in the tables above, are significant integration-related costs associated with the Liberty Telecomunicaciones Acquisition, which we expect will continue to grow during the remainder of 2022.

VTR. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our VTR segment for the periods indicated.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$14.6	$13.9	$0.7	$(2.8)	$3.5
Network-related	17.5	20.2	(2.7)	(3.5)	0.8
Service-related	7.5	8.2	(0.7)	(1.6)	0.9
Commercial	12.7	20.3	(7.6)	(2.7)	(4.9)
Facility, provision, franchise and other	7.7	9.4	(1.7)	(1.3)	(0.4)
Share-based compensation expense	0.2	4.2	(4.0)	(0.1)	(3.9)
Total other operating costs and expenses	$60.2	$76.2	$(16.0)	$(12.0)	$(4.0)

	Nine months ended September 30,		Decrease	Increase (decrease) from:
	2022	2021		FX	Organic
	in millions

Personnel and contract labor	$41.8	$46.8	$(5.0)	$(6.8)	$1.8
Network-related	55.7	63.8	(8.1)	(9.1)	1.0
Service-related	24.0	28.0	(4.0)	(4.0)	—
Commercial	52.2	65.2	(13.0)	(8.2)	(4.8)
Facility, provision, franchise and other	22.7	28.8	(6.1)	(3.7)	(2.4)
Share-based compensation expense	7.6	8.1	(0.5)	(1.2)	0.7
Total other operating costs and expenses	$204.0	$240.7	$(36.7)	$(33.0)	$(3.7)
•Personnel and contract labor: The organic increases are primarily due to higher salaries and other personnel costs due to the effect of inflation. For the nine-month comparison, this increase is partially offset by lower bonus-related expenses.
•Commercial: The organic decreases are due to the net effect of (i) lower sales commissions and (ii) lower call center activity. For the nine-month comparison, the decrease is partially offset by higher marketing and advertising costs, primarily related to a commitment to sponsor a music festival that was postponed during each of the past two years due to COVID-19.
•Facility, provision, franchise and other costs: The organic decreases are primarily due to the net effect of (i) lower operating lease rent expense as a result of ceasing the amortization of our right of use assets in connection with held for sale accounting of the Chile JV Entities, as further described in note 8 to our condensed consolidated financial statements, and (ii) higher bad debt provisions.

Corporate. The following tables set forth the organic changes in other operating costs and expenses for our corporate operations for the periods indicated.

	Three months ended September 30,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$10.2	$9.2	$1.0
Service-related	6.9	5.7	1.2
Facility, provision, franchise and other	7.3	5.4	1.9
Share-based compensation expense	12.6	15.1	(2.5)
Total other operating costs and expenses	$37.0	$35.4	$1.6

	Nine months ended September 30,		Organic increase (decrease)
	2022	2021
	in millions

Personnel and contract labor	$26.7	$23.4	$3.3
Service-related	15.2	14.0	1.2
Facility, provision, franchise and other	20.2	16.7	3.5
Share-based compensation expense	42.4	45.8	(3.4)
Total other operating costs and expenses	$104.5	$99.9	$4.6
•Personnel and contract labor: The organic increases are primarily attributable to higher salaries and other personnel costs, mainly resulting from higher staffing levels in our operations in Panama.
•Facility, provision, franchise and other: The organic increases are primarily due to an increase in travel-related costs.

Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $18 million or 7% and $75 million or 10% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily due to the net effect of (i) declines of $41 million and $138 million, respectively, at VTR as we ceased recording depreciation expense during the third quarter of 2021 when we began accounting for the Chile JV Entities as held for sale, (ii) increases at Liberty Costa Rica and C&W Panama resulting from the Liberty Telecomunicaciones Acquisition and the Claro Panama Acquisition, respectively, and (iii) increases in property and equipment additions, mainly at Liberty Puerto Rico.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Impairment charges (a)	$—	$0.1	$558.5	$3.0
Restructuring charges	4.6	9.6	10.2	24.6
Other operating items, net (b)	2.4	12.4	14.7	13.7
Total	$7.0	$22.1	$583.4	$41.3

(a)The amount for the nine months ended September 30, 2022 primarily consists of goodwill impairment charges associated with certain reporting units within the C&W Caribbean segment. For additional information, see note 7 to our condensed consolidated financial statements.
(b)The 2022 amounts primarily includes direct acquisition costs. The 2021 amounts primarily include direct acquisition costs related to the Liberty Telecomunicaciones Acquisition and, for the nine-month period, a gain on the disposition of certain B2B operations in our Liberty Puerto Rico segment that was completed in January 2021.
Interest expense
Our interest expense increased $12 million and $19 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases are primarily attributable to (i) higher weighted-average interest rates and (ii) higher average outstanding debt balances.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$159.3	$285.1	$417.8	$464.2
Foreign currency forward contracts	(16.0)	15.4	(9.3)	20.1
Weather Derivatives (b)	(7.9)	(8.5)	(23.5)	(20.1)
Total	$135.4	$292.0	$385.0	$464.2
(a)The gains during the three and nine months ended September 30, 2022 and 2021 are primarily attributable to the net effect of (i) changes in interest rates and (ii) changes in FX rates, predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar. These amounts include net losses associated with changes in the credit risk valuation adjustments of $5 million and $15 million during the three months ended September 30, 2022 and 2021, respectively, and $14 million and $44 million during the nine months ended September 30, 2022 and 2021, respectively. Included in the credit risk valuation adjustments are net losses of $3 million and $12 million during the three months ended September 30, 2022 and 2021, respectively, and $3 million and $29 million during the nine months ended September 30, 2022 and 2021, respectively, related to the Chile JV Entities.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	$(61.7)	$(145.2)	$(181.1)	$(177.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(15.7)	6.9	(5.0)	(19.9)
Other (a)	20.9	2.1	(35.8)	(9.1)
Total	$(56.5)	$(136.2)	$(221.9)	$(206.0)
(a)    Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency, (ii) U.S. dollar-denominated debt issued by a CRC functional currency entity and (iii) cash denominated in a currency other than an entity’s functional currency.
Gains or losses on debt modification and extinguishment, net
Our gains or losses on debt modification and extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.
We recognized gains (losses) on debt extinguishment of $41 million during each of the three and nine months ended September 30, 2022 and ($2 million) and ($25 million) during the three and nine months ended September 30, 2021, respectively. The gains during 2022 are associated with the buyback of certain VTR debt at fair value. The losses during 2021 are primarily associated with refinancing activity at Liberty Puerto Rico and VTR.
For additional information concerning our gains and losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.
Other income or expense, net
Our other income or expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including interest expense and expected return on plan assets, (ii) interest income on cash and cash equivalents, and (iii) share of affiliate income or loss. Other income or expense was not material for the three and nine months ended September 30, 2022. We had other expense of $41 million and $42 million during the three and nine months ended September 30, 2021, respectively, which primarily relates to an impairment associated with a cost method investment.
Income tax expense
We recognized income tax expense of $39 million and $102 million during the three and nine months ended September 30, 2022, respectively, and $40 million and $111 million during the three and nine months ended September 30, 2021, respectively.
For the three and nine months ended September 30, 2022, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses, tax effect of the enactment of a Barbados Pandemic Contribution Levy, and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of permanent tax differences, such as non-taxable income and net decreases in valuation allowances. Additionally, for the three months ended September 30, 2022, income tax expense reflects the detrimental effects of international rate differences and for the nine months ended September 30, 2022, income tax expense reflects the beneficial effects of international rate differences.

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
For additional information regarding our income taxes, see note 14 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Operating income (loss)	$152.9	$136.0	$(15.4)	$485.0
Net non-operating expenses	$(31.0)	$(24.3)	$(218.6)	$(206.3)
Income tax expense	$(39.1)	$(39.8)	$(101.6)	$(110.7)
Net earnings (loss)	$82.8	$71.9	$(335.6)	$168.0
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
Net earnings or loss attributable to noncontrolling interests
We reported net loss attributable to noncontrolling interests of $1 million and $25 million during three and nine months ended September 30, 2022, respectively, and $4 million and $6 million during the three and nine months ended September 30, 2021, respectively.

Material Changes in Financial Condition
Sources and Uses of Cash
Subsequent to the closing of the Chile JV as further described in note 8 to our condensed consolidated financial statements, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2022. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our condensed consolidated financial statements.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2022 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$17.6
Unrestricted subsidiaries (b)	168.3
Total Liberty Latin America and unrestricted subsidiaries	185.9
Borrowing groups (c):
C&W	458.3
Liberty Puerto Rico	118.2
Liberty Costa Rica	6.8
Total borrowing groups	583.3
Total cash and cash equivalents	$769.2
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
During the three months ended September 30, 2022, the aggregate amount of our share repurchases was $34 million. For additional information regarding our Share Repurchase Programs, see note 16 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2022, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2022, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2022, the outstanding principal amount of our debt, together with our finance lease obligations, excluding VTR, aggregated $7,954 million, including $208 million that is classified as current in our condensed consolidated balance sheet and $6,881 million that is not due until 2027 or thereafter. At September 30, 2022, $7,549 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at September 30, 2022 is $196 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2022 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 5.8%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments, excluding forward-starting derivative instruments, on our borrowing costs at September 30, 2022 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(0.60)%
Liberty Puerto Rico	(0.13)%
Liberty Costa Rica	(0.62)%
Liberty Latin America borrowing groups combined	(0.42)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.6% at September 30, 2022.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine months ended September 30,
	2022	2021	Change
	in millions

Net cash provided by operating activities	$491.8	$717.8	$(226.0)
Net cash used by investing activities	(744.6)	(1,075.3)	330.7
Net cash provided by financing activities	21.9	530.6	(508.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.5)	(6.7)	3.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(234.4)	$166.4	$(400.8)
Operating Activities. The decrease in cash provided by operating activities is primarily due to timing associated with changes in working capital.
Investing Activities. The cash used by investing activities during 2022 primarily relates to (i) capital expenditures, as further discussed below, (ii) the Claro Panama Acquisition and Broadband VI, LLC Acquisition, and (iii) additional investments made in an equity method investee. The cash used by investing activities during 2021 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the Liberty Telecomunicaciones Acquisition.
For additional information regarding our acquisitions, see note 4 to our condensed consolidated financial statements.
The capital expenditures that we report in our condensed consolidated statements of cash flows, which relates to cash paid for property and equipment, does not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.

A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2022	2021
	in millions

Property and equipment additions	$591.1	$599.0
Assets acquired under capital-related vendor financing arrangements	(114.2)	(65.0)
Changes in current liabilities related to capital expenditures	20.8	10.7
Capital expenditures	$497.7	$544.7
Property and equipment additions during the nine months ended September 30, 2022, were consistent with the corresponding period in 2021, as decreases in CPE-related additions and capacity were mostly offset by baseline additions. During the nine months ended September 30, 2022 and 2021, our property and equipment additions represented 16.2% and 16.9% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2022, we generated $22 million of cash from financing activities, primarily due to (i) $98 million of net cash received related to derivatives instruments and (ii) $95 million of net borrowings of debt, which include the impact of $48 million of cash used to extinguish debt at VTR. These net inflows were largely offset by $153 million associated with the repurchase of Liberty Latin America common shares.
During the nine months ended September 30, 2021, we generated $531 million of cash from financing activities, primarily due to the net effect of (i) $602 million of net borrowings of debt, (ii) $47 million related to the contribution from noncontrolling interest owner, as further described in note 16 of the condensed consolidated financial statements, (iii) $43 million related to payments of derivatives, (iv) $37 million related to payments of financing costs and debt redemption premiums, and (v) $30 million of cash used associated with the repurchase of Liberty Latin America common shares.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2022 and 2021, see note 5 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationship between the (i) CLP, JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2022	December 31, 2021
Spot rates:
CLP	967.43	852.00
JMD	152.11	153.96
CRC	628.50	642.21

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average rates:
CLP	926.42	773.18	859.78	737.78
JMD	151.62	151.86	153.47	149.69
CRC	660.58	622.53	659.93	617.19
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2022, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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
C&W Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $98 million ($99 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2022, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $28 million ($29 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2022. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
	in millions
Projected derivative cash payments (receipts), net (a):
Interest-related (b)	$(4.5)	$2.0	$(20.1)	$(19.4)	$(19.4)	$(19.4)	$(17.7)	$(98.5)
Other (c)	16.1	—	—	—	—	—	—	16.1
Total	$11.6	$2.0	$(20.1)	$(19.4)	$(19.4)	$(19.4)	$(17.7)	$(82.4)
(a)Amounts do not include projected cash flows related to derivatives of the Chile JV Entities, which comprise (i) total interest-related payments of $23 million, (ii) total principal-related receipts of $168 million and (iii) total foreign currency-related receipts of $15 million. For information regarding the formation of the Chile JV, see note 8 to our condensed consolidated financial statements.
(b)Includes the interest-related cash flows of our interest rate derivative contracts.
(c)Includes amounts related to our foreign currency forward contracts.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executives, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2022.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•additional manual procedures and controls were designed and implemented to enhance our internal control process through a combination of preventative and detective controls;
•key information technology resources were hired to design, implement, perform, and monitor the execution of general information technology controls; and,
•trainings were held to reinforce control concepts and responsibilities for control performers.

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
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2022 through July 31, 2022:
Class A	138,700	$7.22	138,700	(b)
Class C	588,100	$7.23	588,100
August 1, 2022 through August 31, 2022:
Class A	—	$—	—	(b)
Class C	2,307,900	$7.49	2,307,900
September 1, 2022 through September 30, 2022:
Class A	144,500	$6.71	144,500	(b)
Class C	1,544,600	$6.50	1,544,600
Total – July 1, 2022 through September 30, 2022:
Class A	283,200	$6.96	283,200	(b)
Class C	4,440,600	$7.11	4,440,600
(a)Average price paid per share includes direct acquisition costs.
(b)At September 30, 2022, the remaining amount authorized for repurchases under the 2022 Share Repurchase Program was $74 million.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amended and Restated Employment Agreement, made and effective as of July 28, 2022, by and among Liberty Latin America Ltd., LiLAC Communications Inc. and Balan Nair.*†
10.2	2022 Unrestricted Share Award and Performance Share Unit Agreement, made as of July 28, 2022, by and between Liberty Latin America Ltd. and Balan Nair.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
†    Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Liberty Latin America hereby agrees to furnish supplementally a copy of such exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	November 8, 2022	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 8, 2022	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer