Form 10-Q
period 2023-03-31
Liberty Latin America Ltd.
filed 2023-05-08
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2023 was: 42,274,286 Class A; 2,242,534 Class B; and 169,476,298 Class C.

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

2022 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2022
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan A	$275 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 CWP Term Loan B	$160 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount LIBOR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 issued by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 issued by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted Term SOFR	SOFR U.S. dollar denominated loans subject to certain margin adjustments based on respective one-month, three-month or six-month maturities
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
BBVI Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and C&W Networks & LatAm segments

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Networks & LatAm	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and C&W Jamaica
C&W Revolving Credit Facility	$630 million LIBOR + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
Convertible Notes	$378 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan; and (iii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 issued by CWP
Directors	Members of Liberty Latin America’s board of directors
EPS	Earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC

GLOSSARY OF DEFINED TERMS – (Continued)

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

Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and the U.S. Virgin Islands
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
LCR Revolving Credit Facility	$60 million SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Liberty Telecomunicaciones Acquisition	August 9, 2021 acquisition of Telefónica’s wireless operations in Costa Rica
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million LIBOR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Share Repurchase Program
The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024. Subsequent to March 31, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025.

GLOSSARY OF DEFINED TERMS – (Continued)

SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$671.8	$781.0
Trade receivables, net	623.7	603.3
Prepaid expenses	76.6	65.1
Current notes receivable, net	98.6	92.0
Current contract assets	101.5	107.3
Other current assets, net	420.8	430.2
Total current assets	1,993.0	2,078.9

Goodwill	3,463.8	3,421.3
Property and equipment, net	4,269.5	4,293.6
Intangible assets not subject to amortization	1,592.8	1,592.8
Intangible assets subject to amortization, net	659.8	688.1
Other assets, net	1,442.3	1,500.5
Total assets	$13,421.2	$13,575.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$426.4	$525.1
Current portion of deferred revenue	154.1	151.7
Current portion of debt and finance lease obligations	261.4	226.9
Accrued interest	103.3	118.2
Accrued payroll and employee benefits	78.7	82.1
Current operating lease liabilities	91.9	76.7
Other accrued and current liabilities	571.2	581.2
Total current liabilities	1,687.0	1,761.9
Long-term debt and finance lease obligations	7,653.8	7,653.8
Deferred tax liabilities	677.2	691.2
Deferred revenue	101.2	109.3
Other long-term liabilities	779.8	792.9
Total liabilities	10,899.0	11,009.1

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 52.5 million and 42.6 million shares issued and outstanding, respectively, at March 31, 2023; 51.8 million and 42.7 million shares issued and outstanding, respectively, at December 31, 2022	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.2 million shares issued and outstanding at March 31, 2023; 2.1 million shares issued and outstanding at December 31, 2022	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 189.0 million and 170.6 million shares issued and outstanding, respectively, at March 31, 2023; 187.4 million and 171.3 million shares issued and outstanding, respectively, at December 31, 2022	1.9	1.9
Undesignated preference shares, $0.01 par value; 50,000,000 shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 28.3 million and 25.3 million shares, respectively	(268.0)	(243.4)
Additional paid-in capital	5,207.3	5,177.1
Accumulated deficit	(2,919.2)	(2,869.5)
Accumulated other comprehensive loss, net of taxes	(126.0)	(149.2)
Total Liberty Latin America shareholders	1,896.5	1,917.4
Noncontrolling interests	625.7	648.7
Total equity	2,522.2	2,566.1
Total liabilities and equity	$13,421.2	$13,575.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions, except per share amounts

Revenue	$1,103.8	$1,216.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	243.4	303.4
Other operating costs and expenses	483.1	506.3
Depreciation and amortization	234.6	214.1
Impairment, restructuring and other operating items, net	29.7	7.8
	990.8	1,031.6
Operating income	113.0	184.6
Non-operating income (expense):
Interest expense	(146.6)	(129.7)
Realized and unrealized losses on derivative instruments, net	(59.1)	(33.7)
Foreign currency transaction gains, net	49.2	96.6
Losses on debt extinguishments, net	(4.6)	—
Other expense, net	(1.7)	(4.8)
	(162.8)	(71.6)
Earnings (loss) before income taxes	(49.8)	113.0
Income tax expense	(13.2)	(22.8)
Net earnings (loss)	(63.0)	90.2
Net (earnings) loss attributable to noncontrolling interests	13.3	(9.6)
Net earnings (loss) attributable to Liberty Latin America shareholders	$(49.7)	$80.6

Basic and dilutive net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.23)	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions

Net earnings (loss)	$(63.0)	$90.2
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	20.4	(22.2)
Reclassification adjustments included in net earnings (loss)	—	(1.5)
Other, net	2.2	(10.0)
Other comprehensive earnings (loss)	22.6	(33.7)
Comprehensive earnings (loss)	(40.4)	56.5
Comprehensive loss (earnings) attributable to noncontrolling interests	13.9	(9.5)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(26.5)	$47.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,693.9)	$(89.7)	$2,220.0	$677.4	$2,897.4
Net earnings	—	—	—	—	—	80.6	—	80.6	9.6	90.2
Other comprehensive loss	—	—	—	—	—	—	(33.6)	(33.6)	(0.1)	(33.7)
Repurchase of Liberty Latin America common shares	—	—	—	(56.0)	—	—	—	(56.0)	—	(56.0)
Share-based compensation	—	—	0.1	—	37.9	—	—	38.0	—	38.0
Balance at March 31, 2022	$0.5	$—	$1.9	$(130.0)	$5,113.2	$(2,613.3)	$(123.3)	$2,249.0	$686.9	$2,935.9

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,869.5)	$(149.2)	$1,917.4	$648.7	$2,566.1
Net loss	—	—	—	—	—	(49.7)	—	(49.7)	(13.3)	(63.0)
Other comprehensive earnings	—	—	—	—	—	—	23.2	23.2	(0.6)	22.6
Repurchase of Liberty Latin America common shares	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Share-based compensation	—	—	—	—	30.2	—	—	30.2	—	30.2
Balance at March 31, 2023	$0.5	$—	$1.9	$(268.0)	$5,207.3	$(2,919.2)	$(126.0)	$1,896.5	$625.7	$2,522.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(63.0)	$90.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	29.2	30.0
Depreciation and amortization	234.6	214.1
Impairments and other non-cash losses, net	16.0	4.0
Amortization of debt financing costs, premiums and discounts, net	8.5	9.5
Realized and unrealized losses on derivative instruments, net	59.1	33.7
Foreign currency transaction gains, net	(49.2)	(96.6)
Losses on debt extinguishments, net	4.6	—
Deferred income tax expense (benefit)	(17.1)	0.1
Changes in operating assets and liabilities, net of the effect of acquisitions	(160.3)	(162.7)
Net cash provided by operating activities	62.4	122.3

Cash flows from investing activities:
Capital expenditures, net	(114.1)	(164.2)
Cash paid in connection with acquisitions, net of cash acquired	—	(24.8)
Other investing activities, net	(18.0)	—
Net cash used by investing activities	$(132.1)	$(189.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions
Cash flows from financing activities:
Borrowings of debt	$491.4	$38.6
Payments of principal amounts of debt and finance lease obligations	(495.7)	(50.2)
Repurchase of Liberty Latin America common shares	(21.9)	(55.3)
Net cash received related to derivative instruments	9.8	—
Payment of financing costs and debt redemption premiums	(14.8)	(2.6)
Distributions to noncontrolling interest owners	(0.4)	—
Other financing activities, net	(3.8)	(8.7)
Net cash used by financing activities	(35.4)	(78.2)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	2.0

Net decrease in cash, cash equivalents and restricted cash	(109.3)	(142.9)

Cash, cash equivalents and restricted cash:
Beginning of period	788.9	1,074.2
End of period	$679.6	$931.3

Cash paid for interest	$149.6	$150.4
Net cash paid for taxes	$19.9	$25.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes (i) C&W; (ii) Liberty Communications PR; (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Servicios and Liberty Telecomunicaciones; and (iv) prior to the closing of the formation of the Chile JV in October 2022, VTR, as further described below. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and C&W Panama;
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment C&W Networks & LatAm, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2022 include VTR.
Unless otherwise indicated, ownership percentages are calculated as of March 31, 2023.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2022 Form 10-K.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Correction of Immaterial Errors
As further described in our 2022 Form 10-K, during the third quarter of 2022, we identified certain errors in our previously reported consolidated financial statements, primarily related to revenue, programming and other direct costs of services, trade receivables, note receivables, and other assets. The revisions to our March 31, 2022 condensed consolidated statements of operations, equity and cash flows as a result of these immaterial error corrections were not material.

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires that a buyer in a supplier finance program disclose certain information about the program to allow financial statement users to understand the nature of the program, activity during the period and changes to the program from period to period. In each annual reporting period, the disclosure requirements include (i) the key terms of the program, including payment terms, (ii) the amount and location in the balance sheet of obligations outstanding with the finance provider or intermediary, and (iii) a rollforward of the obligations during the annual period. In each interim reporting period, the disclosure requirements include the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider or intermediary as of the end of the interim period. The rollforward disclosure is effective for fiscal years beginning after December 15, 2023, while the remaining annual disclosures are required to be disclosed on an interim basis in the year of adoption. With the exception of the rollforward disclosure requirements, we adopted ASU 2022-04 effective January 1, 2023. Disclosures surrounding our supplier finance programs are included in note 8.
Recent Accounting Pronouncements
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
(3)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Balance at beginning of period	$101.1	$112.6
Provision for expected losses, net	18.2	18.9
Write-offs	(19.7)	(6.9)
Foreign currency translation adjustments and other	—	1.6
Balance at end of period	$99.6	$126.2

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

Current assets	$24.4
Property and equipment	136.3
Intangible assets subject to amortization (a)	47.9
Other assets (b)	199.4
Current liabilities	(64.9)
Long-term liabilities (c)	(133.8)
Total purchase price	$209.3
(a)At July 1, 2022, the preliminary assessment of the weighted average useful life of the spectrum intangible assets was approximately 6 years.
(b)Primarily consists of operating lease right-of-use assets.
(c)Primarily consists of the non-current portion of operating lease obligations.
2021 Acquisition
BBVI Acquisition. Effective December 31, 2021, we acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, the payment of which occurred in January 2022. Broadband VI, LLC provides fixed services to residential and business customers in the U.S. Virgin Islands and is included in our Liberty Puerto Rico reportable segment.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Supplemental Pro Forma Information
The pro forma financial information set forth in the table below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had this acquisition occurred on the date indicated nor should it be considered representative of our future financial condition or results of operations. The pro forma information set forth in the tables below include, as applicable, tax-effected pro forma adjustments primarily related to:
i.the alignment of accounting policies;
ii.depreciation expense related to acquired tangible assets;
iii.amortization expense related to acquired intangible assets; and
iv.the elimination of direct acquisition costs.
The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2022 give effect to the Claro Panama Acquisition, as if it had been completed as of January 1, 2021 (in millions):

Revenue	$1,247.6
Net earnings attributable to Liberty Latin America shareholders	$73.9

(5)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. We do not currently apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2023			December 31, 2022
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets (b):
Total interest rate derivative contracts	$86.1	$168.6	$254.7	$91.3	$224.2	$315.5

Liabilities (b):
Interest rate derivative contracts	$34.0	$—	$34.0	$30.4	$—	$30.4
Foreign currency forward contracts and other	21.6	2.3	23.9	11.9	—	11.9
Total	$55.6	$2.3	$57.9	$42.3	$—	$42.3
(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, net, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8) and are recorded in realized and unrealized gains or losses on derivative

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2023	2022
	in millions

Interest rate and cross-currency derivative contracts	$(35.5)	$(17.6)
Foreign currency forward contracts and other	(15.8)	(8.3)
Weather Derivatives	(7.8)	(7.8)
Total	$(59.1)	$(33.7)
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Three months ended March 31,
	2023	2022
	in millions

Operating activities	$14.9	$(1.4)
Investing activities	—	1.2
Financing activities	9.8	—
Total	$24.7	$(0.2)
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2023, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $221 million.
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
March 31, 2023
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	5.3

Liberty Puerto Rico	$500.0	5.5
(a)Includes embedded floors of 0% on certain contracts.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	0.3

Liberty Puerto Rico	$620.0	0.3
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At March 31, 2023, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 5.5 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At March 31, 2023, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 5.5 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2023, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $185 million and CRC 115 billion, respectively, with a weighted average remaining contractual life of 0.5 years.

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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate derivative contracts are further explained in note 5.
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments.
During the three months ended March 31, 2023, we performed non-recurring valuations with respect to deferred taxes associated with the Claro Panama Acquisition. For information related to the status of valuation work associated with assets acquired in connection with the Claro Panama Acquisition, see note 4.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2023
	in millions

C&W Caribbean	$1,220.4	$—	$1.8	$1,222.2
C&W Panama	617.1	—	—	617.1
C&W Networks & LatAm	654.0	(5.7)	1.1	649.4
Liberty Puerto Rico	501.1	—	—	501.1
Liberty Costa Rica	428.7	5.7	39.6	474.0
Total	$3,421.3	$—	$42.5	$3,463.8
Based on the results of our prior-year goodwill impairment test, if, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $2,784 million at each of March 31, 2023 and December 31, 2022.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2023	December 31, 2022
	in millions

Distribution systems	$4,572.5	$4,419.1
Support equipment, buildings, land and CIP	2,203.6	2,232.7
CPE	973.5	919.0
	7,749.6	7,570.8
Accumulated depreciation	(3,480.1)	(3,277.2)
Total	$4,269.5	$4,293.6
During the three months ended March 31, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $36 million and $32 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2023	December 31, 2022
	in millions

Customer relationships	$1,477.3	$1,464.4
Licenses and other	285.6	278.9
	1,762.9	1,743.3
Accumulated amortization	(1,103.1)	(1,055.2)
Total	$659.8	$688.1
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	March 31, 2023	December 31, 2022
	in millions

Spectrum licenses	$1,051.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,592.8	$1,592.8

(8)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2023			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

		in millions

Convertible Notes (d)	2.00%	—	$—	$348.7	$357.4	$377.5	$402.5
C&W Notes	6.55%	—	—	1,553.1	1,591.6	1,715.0	1,715.0
C&W Credit Facilities	6.66%	(e)	724.8	2,516.9	2,505.0	2,597.1	2,605.2
LPR Senior Secured Notes	6.08%	—	—	1,797.5	1,772.7	1,981.0	1,981.0
LPR Credit Facilities	8.43%	$172.5	172.5	612.3	613.8	620.0	620.0
LCR Credit Facilities (f)	10.88%	$60.0	60.0	426.2	382.9	450.0	419.3
Vendor financing and other (g)	6.90%	—	—	260.5	223.1	260.5	223.1
Total debt before premiums, discounts and deferred financing costs	6.66%		$957.3	$7,515.2	$7,446.5	$8,001.1	$7,966.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2023	December 31, 2022
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,001.1	$7,966.1
Premiums, discounts and deferred financing costs, net	(94.5)	(94.0)
Total carrying amount of debt	7,906.6	7,872.1
Finance lease obligations	8.6	8.6
Total debt and finance lease obligations	7,915.2	7,880.7
Less: Current maturities of debt and finance lease obligations	(261.4)	(226.9)
Long-term debt and finance lease obligations	$7,653.8	$7,653.8
(a)Represents the weighted average interest rate in effect at March 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2023, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2023 compliance reporting requirements. At March 31, 2023, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At March 31, 2023, the carrying value of the Convertible Notes was $356 million and the unamortized debt discount on the Convertible Notes was $21 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)The LCR Credit Facilities at December 31, 2022 are comprised of certain CRC and U.S. dollar term loans and a U.S. dollar revolving credit facility. For information on the LCR Credit Facilities at March 31, 2023, see Financing Activity below.
(g)Primarily represents $254 million and $217 million at March 31, 2023 and December 31, 2022, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $41 million and $32 million for the three months ended March 31, 2023 and 2022, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
In the tables below, non-cash activity relates to cash borrowed that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of the outstanding debt instruments within the same borrowing group.
During the three months ended March 31, 2023 and 2022, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Borrowing currency	Non-cash component
						in millions

2023	Liberty Costa Rica	2031 LCR Term Loan A (a)	100%	January 15, 2031	10.875%	$50.0	$—
2023	Liberty Costa Rica	2031 LCR Term Loan B (a)	100%	January 15, 2031	10.875%	$400.0	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility (b)	N/A	January 15, 2028	SOFR + 4.25%	$—	N/A

2022	C&W	2028 CWP Term Loan A	100%	January 18, 2028	4.25%	$275.0	$272.9
2022	C&W	2028 CWP Term Loan B (c)	100%	January 18, 2028	4.25%	$—	$—
2022	C&W	CWP Revolving Credit Facility (d)	100%	January 18, 2027	SOFR + 3.75%	$—	N/A
N/A – Not applicable.
(a)The proceeds from the 2031 LCR Term Loan A and 2031 LCR Term Loan B were primarily used to repay the LCR Term Loan B-1 Facility and LCR Term Loan B-2 Facility.
(b)In January 2023, the LCR Revolving Credit Facility was amended and restated. The amended and restated $60 million LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(c)The 2028 CWP Term Loan B was unfunded as of March 31, 2022.
(d)The CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.
During the three months ended March 31, 2023 and 2022, we made certain repurchases or repayments on the following debt instruments:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)	Non-cash component
				USD in millions, CRC in billions

2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7	$—
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility	100%		$8.0	$8.0	$—

2023	Liberty Latin America	Convertible Notes (b)	93.5%		$23.4	$23.4	$—

2022	C&W	CWP Credit Facilities	100%		$272.9	$272.9	$272.9
(a)Translated at the transaction date, as applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
(b)In March 2023, we repurchased and cancelled $25 million original principal amount of the Convertible Notes. In connection with the partial repurchase of the Convertible Notes, we unwound approximately $25 million of the related Capped Calls.
Maturities of Debt
Maturities of our debt as of March 31, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2023 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2023 (remainder of year)	$159.5	$16.8	$6.4	$0.4	$183.1
2024	62.4	15.6	—	377.8	455.8
2025	3.3	—	—	—	3.3
2026	0.6	—	—	—	0.6
2027	1,715.5	1,161.0	—	—	2,876.5
2028	1,998.5	620.0	—	—	2,618.5
Thereafter	593.3	820.0	450.0	—	1,863.3
Total debt maturities	4,533.1	2,633.4	456.4	378.2	8,001.1
Premiums, discounts and deferred financing costs, net	(30.5)	(26.5)	(15.5)	(22.0)	(94.5)
Total debt	$4,502.6	$2,606.9	$440.9	$356.2	$7,906.6
Current portion	$221.1	$32.4	$6.4	$0.6	$260.5
Noncurrent portion	$4,281.5	$2,574.5	$434.5	$355.6	$7,646.1
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2023	2022
	in millions
Operating lease expense:
Operating lease cost	$33.1	$27.3
Short-term lease cost	6.9	5.9
Total operating lease expense	$40.0	$33.2
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	March 31, 2023	December 31, 2022
	in millions

Operating lease right-of-use assets (a)	$519.3	$550.8
Operating lease liabilities:
Current	$91.9	$76.7
Noncurrent	490.6	438.5
Total operating lease liabilities	$582.5	$515.2

Weighted-average remaining lease term	8.0 years	8.2 years

Weighted-average discount rate	7.5%	7.5%

	Three months ended March 31,
	2023	2022
	in millions

Operating cash outflows related to operating leases	$37.1	$32.1
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$7.4	$13.6
(a)During the three months ended March 31, 2023, we recorded a $19 million impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. Such charge is included in impairment, restructuring and other, net, in our condensed consolidated statement of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2023 and 2022, respectively.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2023 exchange rates.

Years ending December 31:
2023 (remainder of year)	$88.8
2024	112.9
2025	103.5
2026	93.2
2027	79.5
2028	73.6
Thereafter	241.8
Total operating lease liabilities on an undiscounted basis	793.3
Present value discount	(210.8)
Present value of operating lease liabilities	$582.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2023, we have approximately $345 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of five years.

(11)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Programming and copyright	$60.7	$109.3
Interconnect	74.3	85.7
Equipment and other (a)	108.4	108.4
Total programming and other direct costs of services	$243.4	$303.4
(a)Amounts include $86 million for each of the three months ended March 31, 2023 and 2022, related to equipment cost of goods sold.

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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, operating lease rent expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) certain bonus-related expenses that are paid in the form of equity.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Personnel and contract labor	$147.1	$153.2
Network-related	66.8	82.6
Service-related	50.6	51.2
Commercial	44.5	65.5
Facility, provision, franchise and other	144.9	123.8
Share-based compensation expense	29.2	30.0
Total other operating costs and expenses	$483.1	$506.3

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
Income tax expense was $13 million and $23 million during the three months ended March 31, 2023 and 2022, respectively. This represents an effective income tax rate of 26.5% and (20.2%) for the three months ended March 31, 2023 and 2022, respectively, including items treated discretely.
For the three months ended March 31, 2023, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, changes in uncertain tax positions and permanent tax differences, such as non-taxable income.
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
March 31, 2023
(unaudited)
(14)     Earnings or Loss Per Share
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
The details of our weighted average shares outstanding are set forth below:

	Three months ended March 31,
	2023	2022
	in millions
Weighted average shares outstanding:
Basic	215.7	228.3
Diluted	215.7	249.5
We reported a net loss attributable to Liberty Latin America shareholders during the three months ended March 31, 2023. The potentially dilutive effect at March 31, 2023 of the following items was not included in the computation of diluted loss per share for such period because their inclusion would have been anti-dilutive to the computation: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 38.4 million, (ii) the aggregate number of shares issuable pursuant to outstanding PSUs and PSARs of 8.8 million and (iii) using the if-converted method, the aggregate number of shares potentially issuable under our Convertible Notes of 18.3 million.
The details of the calculations of our basic and diluted EPS for the three months ended March 31, 2022 are set forth below (in millions):

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$80.6
Add back: interest expense and amortization of deferred financing costs and premiums associated with Convertible Notes (if-converted method)	6.1
Net earnings attributable to holders of Liberty Latin America Shares (basic and diluted EPS computation)	$86.7
Denominator:
Weighted average shares (basic EPS computation)	228.3
Incremental shares attributable to an employee stock purchase plan and the release of PSUs and RSUs upon vesting (treasury stock method)	1.7
Number of shares issuable under our Convertible Notes (if-converted method) (a)	19.5
Weighted average shares (diluted EPS computation) (b)	249.5
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
(b)For the 2022 period, we have excluded (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, and RSUs of 30.6 million, and (ii) the aggregate number of shares issuable pursuant to outstanding PSARs of 8.2 million because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs, because such awards had not yet met the applicable performance criteria.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
(15)    Equity
Share Repurchase Program
During the three months ended March 31, 2023, we repurchased 0.8 million and 2.3 million Class A and Class C common shares, respectively. During the three months ended March 31, 2022, we repurchased 1.9 million and 3.5 million Class A and Class C common shares, respectively. At March 31, 2023, the remaining amount authorized for share repurchases under the Share Repurchase Program was $32 million.
On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.

(16)    Commitments and Contingencies
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
Regulatory Issues
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
As of March 31, 2023, unless otherwise specified below, our reportable segments are as follows:
•C&W Caribbean;
•C&W Panama;
•C&W Networks & LatAm;
•Liberty Puerto Rico;
•Liberty Costa Rica; and
•VTR (through September 30, 2022).
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
March 31, 2023
(unaudited)
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
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico, and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Subsequent to the formation of the Chile JV during October 2022, VTR is no longer consolidated.

	Revenue
	Three months ended March 31,
	2023	2022
	in millions

C&W Caribbean	$353.8	$354.8
C&W Panama	165.3	127.2
C&W Networks & LatAm	108.7	107.6
Liberty Puerto Rico	365.8	366.7
Liberty Costa Rica	129.2	107.4
VTR	—	170.8
Corporate	6.4	5.6
Intersegment eliminations	(25.4)	(23.9)
Total	$1,103.8	$1,216.2

	Adjusted OIBDA
	Three months ended March 31,
	2023	2022
	in millions

C&W Caribbean	$140.2	$129.9
C&W Panama	43.5	40.5
C&W Networks & LatAm	63.6	62.6
Liberty Puerto Rico	134.4	140.6
Liberty Costa Rica	45.2	30.2
VTR	—	46.5
Corporate	(20.4)	(13.8)
Total	$406.5	$436.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended March 31,
	2023	2022
	in millions

Total Adjusted OIBDA	$406.5	$436.5
Share-based compensation expense	(29.2)	(30.0)
Depreciation and amortization	(234.6)	(214.1)
Impairment, restructuring and other operating items, net	(29.7)	(7.8)
Operating income	113.0	184.6
Interest expense	(146.6)	(129.7)
Realized and unrealized losses on derivative instruments, net	(59.1)	(33.7)
Foreign currency transaction gains, net	49.2	96.6
Losses on debt extinguishments, net	(4.6)	—
Other expense, net	(1.7)	(4.8)
Earnings (loss) before income taxes	$(49.8)	$113.0
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments and corporate operations (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditures, net, amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 7.

	Three months ended March 31,
	2023	2022
	in millions

C&W Caribbean	$46.0	$44.0
C&W Panama	19.6	15.0
C&W Networks & LatAm	10.8	7.6
Liberty Puerto Rico	47.7	44.5
Liberty Costa Rica	12.7	9.9
VTR	—	44.7
Corporate	7.9	9.7
Total property and equipment additions	144.7	175.4
Assets acquired under capital-related vendor financing arrangements	(35.9)	(31.9)
Changes in current liabilities related to capital expenditures and other	5.3	20.7
Total capital expenditures, net	$114.1	$164.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
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
•B2B revenue comprising (i) B2B service revenue, which primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and, on a wholesale basis, other telecommunication operators; and (ii) B2B subsea network revenue, which includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

	Three months ended March 31, 2023
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.9	$28.3	$—	$117.0	$37.8	$—	$—	$303.0
Non-subscription revenue	7.0	1.4	—	5.7	2.5	—	—	16.6
Total residential fixed revenue	126.9	29.7	—	122.7	40.3	—	—	319.6
Residential mobile revenue:
Service revenue	80.1	65.0	—	103.7	57.8	—	—	306.6
Interconnect, inbound roaming, equipment sales and other (a)	20.7	13.3	—	71.4	18.0	6.4	—	129.8
Total residential mobile revenue	100.8	78.3	—	175.1	75.8	6.4	—	436.4
Total residential revenue	227.7	108.0	—	297.8	116.1	6.4	—	756.0
B2B revenue (b)	126.1	57.3	108.7	55.7	13.1	—	(25.4)	335.5
Other revenue	—	—	—	12.3	—	—	—	12.3
Total	$353.8	$165.3	$108.7	$365.8	$129.2	$6.4	$(25.4)	$1,103.8
(a)The total amount includes $71 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $8 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)

	Three months ended March 31, 2022
	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.7	$23.7	$—	$115.8	$34.7	$149.6	$—	$—	$445.5
Non-subscription revenue	9.1	2.2	—	5.4	0.8	3.1	—	—	20.6
Total residential fixed revenue	130.8	25.9	—	121.2	35.5	152.7	—	—	466.1
Residential mobile revenue:
Service revenue	76.5	43.0	—	117.0	46.2	9.3	—	—	292.0
Interconnect, inbound roaming, equipment sales and other (a)	14.5	10.4	—	64.2	16.5	1.1	5.6	—	112.3
Total residential mobile revenue	91.0	53.4	—	181.2	62.7	10.4	5.6	—	404.3
Total residential revenue	221.8	79.3	—	302.4	98.2	163.1	5.6	—	870.4
B2B revenue (b)	133.0	47.9	107.6	54.0	9.2	7.7	—	(23.9)	335.5
Other revenue	—	—	—	10.3	—	—	—	—	10.3
Total	$354.8	$127.2	$107.6	$366.7	$107.4	$170.8	$5.6	$(23.9)	$1,216.2
(a)The total amount includes $61 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $5 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2023
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended March 31,
	2023	2022
	in millions

Puerto Rico	$355.1	$354.1
Panama	164.3	126.4
Costa Rica	129.2	107.2
Jamaica	98.8	104.8
Networks & LatAm (a)	87.6	88.5
The Bahamas	47.1	47.7
Trinidad and Tobago	38.7	40.6
Barbados	38.6	36.5
Curacao	34.5	33.1
Chile	—	170.8
Other (b)	109.9	106.5
Total	$1,103.8	$1,216.2
(a)Amounts represent managed services and wholesale revenue from various jurisdictions across Latin America and the Caribbean, primarily related to the sale and lease of telecommunications capacity on C&W Networks & LatAm’s subsea and terrestrial fiber optic cable networks.
(b)Amounts primarily relate to a number of countries in which we have less significant operations, all of which are located in the Caribbean, and to a lesser extent, in Latin America.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q.
The following discussion and analysis, which should be read in conjunction with our 2022 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2023 and 2022.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of March 31, 2023.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition, in Costa Rica following the Liberty Telecomunicaciones Acquisition and in Panama following the Claro Panama Acquisition; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2022 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
ii.Puerto Rico, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment C&W Networks & LatAm, (i) B2B services in certain other countries in Latin America and the Caribbean and (ii) wholesale communication services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At March 31, 2023, we (i) owned and operated fixed networks that passed 4,373,200 homes and served 3,853,500 RGUs, comprising 1,753,600 broadband internet subscribers, 952,500 video subscribers and 1,147,400 fixed-line telephony subscribers, and (ii) served 8,027,700 mobile subscribers.
Transactions
Chile JV. In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2022 include VTR.
Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2023 and 2022 is affected by an acquisition, a disposition and FX effects. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impacts on the operating results of the periods under comparison that are attributable to acquisitions and disposals. We (i) acquired América Móvil’s operations in Panama during July 2022, and (ii) disposed of the Chile JV Entities in October 2022 in connection with the formation of the Chile JV. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current year.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as Liberty Costa Rica and certain entities within C&W have functional currencies other than the U.S. dollar. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W and Liberty Puerto Rico, and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
On January 1, 2023, the B2B Costa Rican operations within our C&W Networks & LatAm segment was acquired by our Liberty Costa Rica segment. This acquisition did not have a significant impact on the financial results of our C&W Networks & LatAm or Liberty Costa Rica segments.

We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Operating Income
The following table sets forth the organic and non-organic changes in the components of operating income or loss during the three months ended March 31, 2023, as compared to the corresponding period in 2022.

				Increase (decrease) from:
	Three months ended March 31,		Increase (decrease)		An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Revenue	$1,103.8	$1,216.2	$(112.4)	$14.0	$34.8	$(170.8)	$9.6
Operating costs and expenses:
Programming and other direct costs of services	243.4	303.4	(60.0)	3.0	8.9	(54.5)	(17.4)
Other operating costs and expenses	483.1	506.3	(23.2)	5.4	25.1	(73.0)	19.3
Depreciation and amortization	234.6	214.1	20.5	2.7	8.5	—	9.3
Impairment, restructuring and other operating items, net	29.7	7.8	21.9	(0.6)	—	0.8	21.7
	990.8	1,031.6	(40.8)	10.5	42.5	(126.7)	32.9
Operating income	$113.0	$184.6	$(71.6)	$3.5	$(7.7)	$(44.1)	$(23.3)
As set forth in the table above, operating income declined during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to the disposition of the Chile JV Entities and organic changes, primarily associated with an increase in impairment, restructuring and other operating items, net. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below.
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

A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2023	2022
	in millions

Operating income	$113.0	$184.6
Share-based compensation expense	29.2	30.0
Depreciation and amortization	234.6	214.1
Impairment, restructuring and other operating items, net	29.7	7.8
Consolidated Adjusted OIBDA	$406.5	$436.5
The following table sets forth the organic and non-organic changes in Adjusted OIBDA during the three months ended March 31, 2023, as compared to the corresponding period in 2022:

	C&W Caribbean	C&W Panama	C&W Networks & LatAm	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2022	$129.9	$40.5	$62.6	$140.6	$30.2	$46.5	$(13.8)	$—	$436.5
Organic changes related to:
Revenue	(2.2)	3.3	4.6	(0.9)	5.5	—	0.8	(1.5)	9.6
Programming and other direct costs	16.7	(3.1)	(1.6)	5.0	0.9	—	—	(0.5)	17.4
Other operating costs and expenses	(4.7)	2.0	(1.4)	(10.3)	2.9	—	(7.4)	2.0	(16.9)
Non-organic changes related to:
FX	0.5	—	(0.6)	—	5.7	—	—	—	5.6
Acquisition (disposition), net	—	0.8	—	—	—	(46.5)	—	—	(45.7)
March 31, 2023	$140.2	$43.5	$63.6	$134.4	$45.2	$—	$(20.4)	$—	$406.5

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA margin (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2023	2022
	%

C&W Caribbean	39.6	36.6
C&W Panama	26.3	31.8
C&W Networks & LatAm	58.5	58.2
Liberty Puerto Rico	36.7	38.3
Liberty Costa Rica	35.0	28.1
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses, as further discussed below. The increase in Adjusted OIBDA margin for Liberty Costa Rica is primarily due to (i) the positive impact of FX associated with non-functional contracts and (ii) a decline in integration costs. The decrease in Adjusted OIBDA margin for C&W Panama is due in part from the inclusion of Claro Panama operations following the Claro Panama Acquisition, which generates a lower Adjusted OIBDA margin compared to legacy operations. Additionally, we incurred in aggregate $5 million of integration costs during each of the three months ended March 31, 2023 and 2022, primarily in our Liberty Puerto Rico, C&W Panama and Liberty Costa Rica segments.
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

The following table sets forth the organic and non-organic changes in revenue by reportable segment during the three months ended March 31, 2023, as compared to the corresponding period in 2022.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Acquisition (disposition), net	Organic
	in millions

C&W Caribbean	$353.8	$354.8	$(1.0)	$1.2	$—	$(2.2)
C&W Panama	165.3	127.2	38.1	—	34.8	3.3
C&W Networks & LatAm	108.7	107.6	1.1	(3.5)	—	4.6
Liberty Puerto Rico	365.8	366.7	(0.9)	—	—	(0.9)
Liberty Costa Rica	129.2	107.4	21.8	16.3	—	5.5
VTR	—	170.8	(170.8)	—	(170.8)	—
Corporate	6.4	5.6	0.8	—	—	0.8
Intersegment eliminations	(25.4)	(23.9)	(1.5)	—	—	(1.5)
Total	$1,103.8	$1,216.2	$(112.4)	$14.0	$(136.0)	$9.6

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.9	$121.7	$(1.8)	(1)
Non-subscription revenue	7.0	9.1	(2.1)	(23)
Total residential fixed revenue	126.9	130.8	(3.9)	(3)
Residential mobile revenue:
Service revenue	80.1	76.5	3.6	5
Interconnect, inbound roaming, equipment sales and other	20.7	14.5	6.2	43
Total residential mobile revenue	100.8	91.0	9.8	11
Total residential revenue	227.7	221.8	5.9	3
B2B revenue	126.1	133.0	(6.9)	(5)
Total	$353.8	$354.8	$(1.0)	—

The details of the changes in C&W Caribbean’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below (in millions):

Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs	$—
ARPU (a)	(2.6)
Decrease in residential fixed non-subscription revenue (b)	(2.1)
Total decrease in residential fixed revenue	(4.7)
Increase in residential mobile service revenue (c)	3.4
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	6.2
Decrease in B2B revenue (e)	(7.1)
Total organic decrease	(2.2)
Impact of FX	1.2
Total	$(1.0)
(a)The decrease is primarily due to lower ARPU from broadband internet and fixed-line telephony services, due in part to fixed-mobile convergence efforts.
(b)The decrease is primarily attributable to the removal of certain programming rights.
(c)The increase is primarily attributable to higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts.
(d)The increase is primarily attributable to an increase in inbound roaming driven by higher traffic.
(e)The decrease is attributable to the net effect of (i) discontinuing an internet transit services arrangement at C&W Jamaica, which decrease will continue for the remainder of 2023, (ii) higher mobile services, driven by higher average numbers of subscribers, and (iii) higher fixed and managed services, primarily due to broadband internet services-related growth.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$28.3	$23.7	$4.6	19
Non-subscription revenue	1.4	2.2	(0.8)	(36)
Total residential fixed revenue	29.7	25.9	3.8	15
Residential mobile revenue:
Service revenue	65.0	43.0	22.0	51
Interconnect, inbound roaming, equipment sales and other	13.3	10.4	2.9	28
Total residential mobile revenue	78.3	53.4	24.9	47
Total residential revenue	108.0	79.3	28.7	36
B2B revenue	57.3	47.9	9.4	20
Total	$165.3	$127.2	$38.1	30

The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.6
ARPU	(0.4)
Decrease in residential fixed non-subscription revenue	(0.9)
Total increase in residential fixed revenue	1.3
Increase in residential mobile service revenue (b)	0.5
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(2.1)
Increase in B2B revenue (d)	3.6
Total organic increase	3.3
Impact of an acquisition	34.8
Total	$38.1
(a)The increase is primarily attributable to higher average broadband internet and video RGUs.
(b)The increase is primarily due to the net effect of (i) higher ARPU from prepaid mobile services, mainly attributable to higher recharging activity, and (ii) lower average numbers of prepaid mobile subscribers.
(c)The decrease is mainly due to lower interconnect revenue driven by lower traffic.
(d)The increase is primarily due to (i) higher revenue from mobile services and (ii) an increase in the volume of certain government-related projects.

C&W Networks & LatAm. C&W Networks & LatAm’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Service revenue	$27.8	$28.4	$(0.6)	(2)
Subsea network revenue	80.9	79.2	1.7	2
Total	$108.7	$107.6	$1.1	1
The details of the changes in C&W Networks & LatAm’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below (in millions):

Increase in B2B service revenue (a)	$1.6
Increase in B2B subsea network revenue (b)	3.0
Total organic increase	4.6
Impact of FX	(3.5)
Total	$1.1
(a)The increase is primarily attributable to (i) higher B2B connectivity revenue, (ii) growth in managed services and (iii) an increase associated with sales-type leases on CPE installed on long-term customer solutions.
(b)The increase is primarily due to (i) higher lease capacity revenue driven by an increase associated with revenue recognized on a cash basis for services provided to a significant customer, and (ii) higher affiliate revenue. In addition, during the comparison period, lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods was mostly offset by a net increase in revenue associated with the recognition of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$117.0	$115.8	$1.2	1
Non-subscription revenue	5.7	5.4	0.3	6
Total residential fixed revenue	122.7	121.2	1.5	1
Residential mobile revenue:
Service revenue	103.7	117.0	(13.3)	(11)
Interconnect, inbound roaming, equipment sales and other	71.4	64.2	7.2	11
Total residential mobile revenue	175.1	181.2	(6.1)	(3)
Total residential revenue	297.8	302.4	(4.6)	(2)
B2B revenue	55.7	54.0	1.7	3
Other revenue	12.3	10.3	2.0	19
Total	$365.8	$366.7	$(0.9)	—
The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$5.2
ARPU (b)	(4.0)
Increase in residential fixed non-subscription revenue	0.3
Total increase in residential fixed revenue	1.5
Decrease in residential mobile service revenue (c)	(13.3)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	7.2
Increase in B2B revenue (e)	1.7
Increase in other revenue (f)	2.0
Total	$(0.9)
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The decrease is primarily attributable to lower ARPU from broadband internet services.
(c)The decrease is primarily due to (i) lower ARPU from mobile services, primarily resulting from higher contract asset amortization driven by increases in handset sales and subsidy levels, and (ii) a decline in the average number of prepaid mobile subscribers.
(d)The increase is primarily due to higher volumes of handset sales.
(e)The increase is primarily due to higher revenue associated with data services.
(f)The increase is primarily attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$37.8	$34.7	$3.1	9
Non-subscription revenue	2.5	0.8	1.7	213
Total residential fixed revenue	40.3	35.5	4.8	14
Residential mobile revenue:
Service revenue	57.8	46.2	11.6	25
Interconnect, inbound roaming, equipment sales and other	18.0	16.5	1.5	9
Total residential mobile revenue	75.8	62.7	13.1	21
Total residential revenue	116.1	98.2	17.9	18
B2B revenue	13.1	9.2	3.9	42
Total	$129.2	$107.4	$21.8	20
The details of the changes in Liberty Costa Rica’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.9
ARPU (b)	(2.5)
Increase in residential fixed non-subscription revenue	1.4
Total decrease in residential fixed revenue	(0.2)
Increase in residential mobile service revenue (c)	4.2
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.9)
Increase in B2B revenue (d)	2.4
Total organic increase	5.5
Impact of FX	16.3
Total	$21.8
(a)The increase is primarily attributable to higher average broadband internet and telephony RGUs.
(b)The decrease is primarily attributable to lower ARPU from broadband internet and video services, in part due to higher discounts.
(c)The increase is primarily attributable to higher average postpaid mobile subscribers.
(d)The increase is primarily attributable to the B2B operations within our C&W Networks & LatAm segment that was acquired by the Liberty Costa Rica segment in January 2023.
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

	Three months ended March 31,		Decrease	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Programming and copyright	$60.7	$109.3	$(48.6)	$1.1	$0.5	$(45.7)	$(4.5)
Interconnect	74.3	85.7	(11.4)	0.9	3.8	(7.7)	(8.4)
Equipment and other	108.4	108.4	—	1.0	4.6	(1.1)	(4.5)
Total programming and other direct costs of services	$243.4	$303.4	$(60.0)	$3.0	$8.9	$(54.5)	$(17.4)
C&W Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended March 31,		Decrease	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$19.2	$23.4	$(4.2)	$0.1	$(4.3)
Interconnect	18.7	29.0	(10.3)	0.1	(10.4)
Equipment and other	19.2	21.1	(1.9)	0.1	(2.0)
Total programming and other direct costs of services	$57.1	$73.5	$(16.4)	$0.3	$(16.7)
•Programming and copyright: The organic decrease is primarily due to (i) the removal of certain programming rights and (ii) the renegotiation of certain content agreements.
•Interconnect: The organic decrease is primarily due to discontinuing an internet transit services arrangement at C&W Jamaica, which decrease will continue for the remainder of 2023.
C&W Panama. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,			Increase (decrease) from:
	2023	2022	Increase	An acquisition	Organic
	in millions

Programming and copyright	$5.0	$4.0	$1.0	$0.5	$0.5
Interconnect	18.5	15.2	3.3	3.8	(0.5)
Equipment and other	25.3	17.6	7.7	4.6	3.1
Total programming and other direct costs of services	$48.8	$36.8	$12.0	$8.9	$3.1
•Equipment and other: The organic increase is primarily due to higher costs associated with certain government-related projects.

C&W Networks & LatAm. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Networks & LatAm segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Interconnect	$11.1	$11.9	$(0.8)	$(0.2)	$(0.6)
Equipment and other	4.6	3.0	1.6	(0.6)	2.2
Total programming and other direct costs of services	$15.7	$14.9	$0.8	$(0.8)	$1.6
•Equipment and other: The organic increase is primarily due to (i) lower amounts of capitalizable costs associated with licenses, as part of a migration into contracts with shorter terms and more cloud-based arrangements, and (ii) higher costs associated with sales-type leases on CPE installed on long-term customer solutions.
Liberty Puerto Rico. The following table sets forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended March 31,		Increase (decrease)

	2023	2022
	in millions

Programming and copyright	$28.3	$27.6	$0.7
Interconnect	22.1	19.4	2.7
Equipment and other	52.0	60.4	(8.4)
Total programming and other direct costs of services	$102.4	$107.4	$(5.0)
•Interconnect: The increase is primarily due to higher roaming costs.
•Equipment and other: The decrease is primarily associated with equipment credits received during the first quarter of 2023 for historical handset purchases.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$8.5	$8.9	$(0.4)	$1.0	$(1.4)
Interconnect	8.2	7.2	1.0	1.0	—
Equipment and other	11.3	9.3	2.0	1.5	0.5
Total programming and other direct costs of services	$28.0	$25.4	$2.6	$3.5	$(0.9)
•Programming and copyright: The organic decrease is primarily due to the positive impact of FX associated with non-CRC denominated costs.

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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, operating lease rent expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation expense that relates to (i) equity awards issued to our employees and Directors and (ii) certain bonus-related expenses that are paid in the form of equity.
Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Personnel and contract labor	$147.1	$153.2	$(6.1)	$0.2	$3.0	$(14.0)	$4.7
Network-related	66.8	82.6	(15.8)	0.8	4.5	(18.5)	(2.6)
Service-related	50.6	51.2	(0.6)	0.8	0.7	(7.4)	5.3
Commercial	44.5	65.5	(21.0)	1.9	4.9	(22.6)	(5.2)
Facility, provision, franchise and other	144.9	123.8	21.1	1.7	12.0	(7.3)	14.7
Share-based compensation expense	29.2	30.0	(0.8)	—	—	(3.2)	2.4
Total other operating costs and expenses	$483.1	$506.3	$(23.2)	$5.4	$25.1	$(73.0)	$19.3

C&W Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$53.1	$51.4	$1.7	$0.1	$1.6
Network-related	35.7	37.4	(1.7)	0.1	(1.8)
Service-related	19.2	17.4	1.8	0.1	1.7
Commercial	10.2	10.9	(0.7)	0.1	(0.8)
Facility, provision, franchise and other	38.3	34.3	4.0	—	4.0
Share-based compensation expense	4.9	6.2	(1.3)	—	(1.3)
Total other operating costs and expenses	$161.4	$157.6	$3.8	$0.4	$3.4
•Personnel and contract labor: The organic increase is primarily due to higher salaries and other personnel costs, mainly resulting from higher staff costs associated with transitioning certain third-party services to internal resources.
•Network-related: The organic decrease is primarily due to the net impact of (i) lower truck rolls, (ii) lower professional service costs due to the decision to transition certain third-party services to internal resources and (iii) higher capacity charges associated with the use of C&W Networks & LatAm’s subsea network.
•Service-related: The organic increase is primarily due to an increase in professional services.
•Facility, provision, franchise and other: The organic increase is primarily due to the net impact of (i) an increase due to the negative impact of an accrual release during the first quarter of 2022 related to a favorable court ruling associated with an industry levy on franchise fees, (ii) lower bad debt provisions and (iii) higher travel-related expenses.
C&W Panama. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Personnel and contract labor	$21.6	$18.9	$2.7	$3.0	$(0.3)
Network-related	12.9	9.9	3.0	4.5	(1.5)
Service-related	4.4	4.6	(0.2)	0.7	(0.9)
Commercial	8.5	5.9	2.6	4.9	(2.3)
Facility, provision, franchise and other	25.6	10.6	15.0	12.0	3.0
Share-based compensation expense	0.6	1.3	(0.7)	—	(0.7)
Total other operating costs and expenses	$73.6	$51.2	$22.4	$25.1	$(2.7)
•Network-related: The organic decrease is primarily due to lower maintenance-related costs, mainly driven by the transition to a lower-cost vendor.
•Commercial: The organic decrease is primarily due to lower third-party sales commissions.
•Facility, provision, franchise and other: The organic increase is primarily driven by higher bad debt provisions.

C&W Networks & LatAm. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Networks & LatAm segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$10.7	$12.2	$(1.5)	$(1.0)	$(0.5)
Network-related	10.7	11.7	(1.0)	(0.5)	(0.5)
Service-related	1.0	1.0	—	—	—
Commercial	0.3	0.3	—	—	—
Facility, provision, franchise and other	6.7	4.9	1.8	(0.6)	2.4
Share-based compensation expense	0.7	1.0	(0.3)	—	(0.3)
Total other operating costs and expenses	$30.1	$31.1	$(1.0)	$(2.1)	$1.1
•Facility, provision, franchise and other: The organic increase is primarily due to bad debt provisions and other insignificant increases across numerous cost categories.
Liberty Puerto Rico. The following table sets forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended March 31,
			Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$41.2	$40.6	$0.6
Network-related	12.2	10.9	1.3
Service-related	14.9	11.5	3.4
Commercial	11.5	12.1	(0.6)
Facility, provision, franchise and other	49.2	43.6	5.6
Share-based compensation expense	1.8	3.2	(1.4)
Total other operating costs and expenses	$130.8	$121.9	$8.9
•Personnel and contract labor: The increase is primarily due to higher salaries and other personnel costs, including the impact of higher amortization of deferred commissions in connection with the AT&T Acquisition. This increase is partially offset by the receipt of a tax credit during the first quarter of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic.
•Network-related: The increase is primarily due to higher network outages and an increase in network-related integration costs associated with the AT&T Acquisition.
•Service-related: The increase is primarily due to higher service-related integration costs associated with the AT&T Acquisition.
•Facility, provision, franchise and other: The increase is primarily due to an increase in bank-related fees associated with certain services being provided under a transition service agreement, bad debt provisions and utility costs.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$8.5	$7.4	$1.1	$1.1	$—
Network-related	9.9	8.7	1.2	1.2	—
Service-related	6.1	5.4	0.7	0.7	—
Commercial	14.0	13.7	0.3	1.8	(1.5)
Facility, provision, franchise and other	17.5	16.6	0.9	2.3	(1.4)
Share-based compensation expense	0.2	0.9	(0.7)	—	(0.7)
Total other operating costs and expenses	$56.2	$52.7	$3.5	$7.1	$(3.6)

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Increase
	2023	2022
	in millions

Personnel and contract labor	$12.1	$9.1	$3.0
Service-related	5.1	3.6	1.5
Facility, provision, franchise and other	9.6	6.7	2.9
Share-based compensation expense	21.0	14.4	6.6
Total other operating costs and expenses	$47.8	$33.8	$14.0
•Personnel and contract labor: The increase is primarily attributable to (i) higher salaries and other personnel costs, mainly resulting from higher staffing levels in our operations center in Panama, and (ii) higher bonus costs due to a shift in bonus payments in the form of equity to cash.
•Facility, provision, franchise and other: The increase is primarily due to insurance costs associated with recent cable breaks.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $21 million or 10% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to the net effect of (i) a decrease associated with customer relationship assets becoming fully depreciated in Liberty Puerto Rico, (ii) an increase at C&W Panama resulting from the Claro Panama Acquisition, and (iii) an increase in property and equipment additions, primarily associated with the installation of CPE, baseline related additions and the expansion and upgrade of our networks and other capital initiatives.

Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2023	2022
	in millions

Impairment charges (a)	$21.2	$1.9
Restructuring charges	13.1	2.7
Other operating items, net (b)	(4.6)	3.2
Total	$29.7	$7.8
(a)The 2023 amount primarily relates to impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama.
(b)The 2023 amount primarily includes a gain on asset disposition. The 2022 amount primarily includes direct acquisition costs.
Interest expense
Our interest expense increased $17 million during the three months ended March 31, 2023, as compared to the corresponding period in 2022. The increase is primarily attributable to the net effect of (i) higher weighted-average interest rates and (ii) lower average outstanding debt balances, primarily resulting from the disposition of the Chile JV Entities in October 2022.
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

	Three months ended March 31,
	2023	2022
	in millions

Interest rate and cross-currency derivative contracts (a)	$(35.5)	$(17.6)
Foreign currency forward contracts and other	(15.8)	(8.3)
Weather Derivatives (b)	(7.8)	(7.8)
Total	$(59.1)	$(33.7)
(a)The losses during the three months ended March 31, 2023 and 2022 are primarily attributable to the net effect of (i) changes in interest rates and (ii) for the 2022 period, changes in FX rates predominantly due to changes in the value of the Chilean peso relative to the U.S. dollar prior to the disposition of the Chile JV Entities.
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

	Three months ended March 31,
	2023	2022
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$36.0	$107.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	10.6	8.1
Other (b)	2.6	(18.7)
Total	$49.2	$96.6
(a)    The gains during the three months ended March 31, 2023 are related to a CRC functional currency entity. The gains during the three months ended March 31, 2022 are primarily related to a CLP functional currency entity.
(b)    Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency and (ii) cash denominated in a currency other than an entity’s functional currency.
Gains or losses on debt extinguishment, net
Our gains or losses on debt extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.
We recognized losses on debt extinguishment, net, of $5 million and nil during the three months ended March 31, 2023 and 2022, respectively. The net loss during 2023 is primarily associated with refinancing activity at Liberty Costa Rica.
For additional information concerning our debt repurchases and repayments, see note 8 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense of $13 million and $23 million during the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, changes in uncertain tax positions and permanent tax differences, such as non-taxable income.
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

Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended March 31,
	2023	2022
	in millions

Operating income	$113.0	$184.6
Net non-operating expenses	$(162.8)	$(71.6)
Income tax expense	$(13.2)	$(22.8)
Net earnings (loss)	$(63.0)	$90.2
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2023, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2023. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 8 to our condensed consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$11.2
Unrestricted subsidiaries (b)	72.8
Total Liberty Latin America and unrestricted subsidiaries	84.0
Borrowing groups (c):
C&W (d)	493.8
Liberty Puerto Rico	61.0
Liberty Costa Rica	33.0
Total borrowing groups	587.8
Total cash and cash equivalents	$671.8
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
(d)Includes $84 million and $47 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the three months ended March 31, 2023, the aggregate value of our share repurchases was $25 million. For additional information regarding our Share Repurchase Program, see note 15 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2023, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2023, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2023, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,010 million, including $261 million that is classified as current in our condensed consolidated balance sheet and $7,363 million that is not due until 2027 or thereafter. At March 31, 2023, $7,632 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at March 31, 2023 is $254 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 8 to our condensed consolidated financial statements.
The weighted average interest rate in effect at March 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 6.7%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at March 31, 2023 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.4)%
Liberty Puerto Rico	(0.6)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.0)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.9% at March 31, 2023.
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

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three months ended March 31,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$62.4	$122.3	$(59.9)
Net cash used by investing activities	(132.1)	(189.0)	56.9
Net cash used by financing activities	(35.4)	(78.2)	42.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	2.0	(6.2)
Net decrease in cash, cash equivalents and restricted cash	$(109.3)	$(142.9)	$33.6
Operating Activities. The decrease in cash provided by operating activities is primarily related to a decline in Adjusted OIBDA and changes in working capital.
Investing Activities. The cash used by investing activities during 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments made during the quarter. During the 2022 period, the cash used by investing activities comprised (i) $164 million paid for capital expenditures and (ii) $33 million paid in connection with the BBVI Acquisition that closed in December 2021, which was partially offset by $8 million cash received in connection with the Liberty Telecomunicaciones Acquisition.
For additional information regarding our acquisitions, see note 4 to our condensed consolidated financial statements.
The capital expenditures, net, that we report in our condensed consolidated statements of cash flows, which relates to cash paid for property and equipment, does not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures, net, on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.
A reconciliation of our property and equipment additions to our capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Property and equipment additions	$144.7	$175.4
Assets acquired under capital-related vendor financing arrangements	(35.9)	(31.9)
Changes in current liabilities related to capital expenditures and other	5.3	20.7
Capital expenditures, net	$114.1	$164.2
The decrease in our property and equipment additions during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) a decrease associated with the disposition of the Chile JV Entities in October 2022, and (ii) an increase related to baseline additions and new build activity. During the three months ended March 31, 2023 and 2022, our property and equipment additions represented 13.1% and 14.4% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2023, we used $35 million of cash from financing activities, primarily due to (i) $22 million of cash outflow associated with the repurchase of Liberty Latin America common shares and (ii) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2023 and 2022, see note 5 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K.
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
Foreign Currency Rates
The relationship between the (i) JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2023	December 31, 2022
Spot rates:
JMD	150.59	151.92
CRC	541.86	591.80

	Three months ended March 31,
	2023	2022
Average rates:
JMD	152.98	154.86
CRC	562.76	644.94
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2023, we paid a fixed or capped rate of interest on 97% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $91 million ($94 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $27 million ($24 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(28.4)	$(82.3)	$(82.3)	$(82.3)	$(82.3)	$(49.7)	$(20.0)	$(427.3)
Other (b)	21.9	5.5	—	—	—	—	—	27.4
Total	$(6.5)	$(76.8)	$(82.3)	$(82.3)	$(82.3)	$(49.7)	$(20.0)	$(399.9)
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
As disclosed in our 2022 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2023.
Management’s Remediation Plans
Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our 2022 Form 10-K. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
•additional accounting and finance resources were hired to design, implement, perform, and monitor the execution of internal controls; and
•third-party information technology resources were hired to assist in role design and support the execution of general information technology controls.

PART II - OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 16 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
On February 22, 2022, our Directors approved the Share Repurchase Program. This program authorizes us to repurchase from time to time up to $200 million of our Class A common shares and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2023 (in millions, except per share amounts):

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2023 through January 31, 2023:
Class A	0.4	$8.25	0.4	(b)
Class C	0.1	$8.77	0.1
February 1, 2023 through February 28, 2023:
Class A	0.1	$8.98	0.1	(b)
Class C	0.1	$8.87	0.1
March 1, 2023 through March 31, 2023:
Class A	0.3	$8.21	0.3	(b)
Class C	2.1	$8.07	2.1
Total – January 1, 2023 through March 31, 2023:
Class A	0.8	$8.31	0.8	(b)
Class C	2.3	$8.11	2.3
(a)Average price paid per share includes direct acquisition costs.
(b)At March 31, 2023, the remaining amount authorized for repurchases under the Share Repurchase Program was $32 million.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Employment Agreement, effective as of April 18, 2022, between Liberty Latin America Ltd. and Aamir Hussain.*
10.2	Form of Share Appreciation Rights Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
10.3	Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 8, 2023	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 8, 2023	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer