Form 10-Q
period 2023-06-30
Liberty Latin America Ltd.
filed 2023-08-08
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2023 was: 41,531,196 Class A; 2,242,534 Class B; and 164,039,541 Class C.

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

2022 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2022
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount LIBOR (or, for interest periods commencing after June 30, 2023, a SOFR-based adjusted benchmark rate) + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
BBVI Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprised of: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprised of: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprised of credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$630 million LIBOR (or, for interest periods commencing after June 30, 2023, a SOFR-based adjusted benchmark rate) + 3.25% revolving credit facility, $50 million of which is due June 30, 2023 and $580 million due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount LIBOR (or, for interest periods commencing after June 30, 2023, a SOFR-based adjusted benchmark rate) + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount LIBOR (or, for interest periods commencing after June 30, 2023, a SOFR-based adjusted benchmark rate) + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
Convertible Notes	$303 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Directors	Members of Liberty Latin America’s board of directors
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar

GLOSSARY OF DEFINED TERMS – (Continued)

LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment (formerly referred to as our reportable segment, C&W Networks & LatAm) comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and the U.S. Virgin Islands
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Liberty Telecomunicaciones Acquisition	August 9, 2021 acquisition of Telefónica’s wireless operations in Costa Rica
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprised of: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million LIBOR (or, for interest periods commencing after June 30, 2023, a SOFR-based adjusted benchmark rate) + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprised of: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	The Long-term Value Plan represents a new component of the Employee Incentive Plan implemented during the second quarter of 2023 whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of the LLA Compensation Committee.
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit

GLOSSARY OF DEFINED TERMS – (Continued)

RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
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

SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$632.9	$781.0
Trade receivables, net	639.6	603.3
Prepaid expenses	89.9	65.1
Current derivative assets	133.5	91.3
Current notes receivable, net	108.5	92.0
Current contract assets	107.2	107.3
Other current assets, net	379.8	338.9
Total current assets	2,091.4	2,078.9

Goodwill	3,459.0	3,421.3
Property and equipment, net	4,257.5	4,293.6
Intangible assets not subject to amortization	1,592.8	1,592.8
Intangible assets subject to amortization, net	614.3	688.1
Other assets, net	1,395.9	1,500.5
Total assets	$13,410.9	$13,575.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$408.1	$525.1
Current portion of deferred revenue	152.3	151.7
Current portion of debt and finance lease obligations	315.5	226.9
Accrued interest	133.4	118.2
Accrued payroll and employee benefits	79.1	82.1
Current portion of operating lease liabilities	89.1	76.7
Other accrued and current liabilities	582.5	581.2
Total current liabilities	1,760.0	1,761.9
Long-term debt and finance lease obligations	7,642.9	7,653.8
Deferred tax liabilities	688.9	691.2
Deferred revenue	92.8	109.3
Other long-term liabilities	833.4	792.9
Total liabilities	11,018.0	11,009.1

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 52.5 million and 41.5 million shares issued and outstanding, respectively, at June 30, 2023; 51.8 million and 42.7 million shares issued and outstanding, respectively, at December 31, 2022	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.2 million shares issued and outstanding at June 30, 2023; 2.1 million shares issued and outstanding at December 31, 2022	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 189.1 million and 164.9 million shares issued and outstanding, respectively, at June 30, 2023; 187.4 million and 171.3 million shares issued and outstanding, respectively, at December 31, 2022	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 35.3 million and 25.3 million shares, respectively	(325.2)	(243.4)
Additional paid-in capital	5,227.5	5,177.1
Accumulated deficit	(2,881.0)	(2,869.5)
Accumulated other comprehensive loss, net of taxes	(198.0)	(149.2)
Total Liberty Latin America shareholders	1,825.7	1,917.4
Noncontrolling interests	567.2	648.7
Total equity	2,392.9	2,566.1
Total liabilities and equity	$13,410.9	$13,575.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Revenue	$1,122.7	$1,216.2	$2,226.5	$2,432.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	233.4	300.8	476.8	604.2
Other operating costs and expenses	468.5	486.4	951.6	992.7
Depreciation and amortization	240.5	213.3	475.1	427.4
Impairment, restructuring and other operating items, net	40.8	568.6	70.5	576.4
	983.2	1,569.1	1,974.0	2,600.7
Operating income (loss)	139.5	(352.9)	252.5	(168.3)
Non-operating income (expense):
Interest expense	(149.1)	(136.9)	(295.7)	(266.6)
Realized and unrealized gains on derivative instruments, net	64.4	283.3	5.3	249.6
Foreign currency transaction gains (losses), net	(6.7)	(262.0)	42.5	(165.4)
Gains (losses) on debt extinguishments, net	0.4	—	(4.2)	—
Other income (expense), net	1.3	(0.4)	(0.4)	(5.2)
	(89.7)	(116.0)	(252.5)	(187.6)
Earnings (loss) before income taxes	49.8	(468.9)	—	(355.9)
Income tax expense	(30.6)	(39.7)	(43.8)	(62.5)
Net earnings (loss)	19.2	(508.6)	(43.8)	(418.4)
Net loss attributable to noncontrolling interests	19.0	33.6	32.3	24.0
Net earnings (loss) attributable to Liberty Latin America shareholders	$38.2	$(475.0)	$(11.5)	$(394.4)

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.18	$(2.11)	$(0.05)	$(1.74)

Diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.17	$(2.11)	$(0.05)	$(1.74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Net earnings (loss)	$19.2	$(508.6)	$(43.8)	$(418.4)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	2.0	53.7	22.4	31.2
Reclassification adjustments included in net loss	—	(2.0)	—	(3.5)
Pension-related adjustments and other, net	(72.7)	0.6	(70.5)	(9.1)
Other comprehensive earnings (loss)	(70.7)	52.3	(48.1)	18.6
Comprehensive loss	(51.5)	(456.3)	(91.9)	(399.8)
Comprehensive loss attributable to noncontrolling interests	17.7	34.5	31.6	25.0
Comprehensive loss attributable to Liberty Latin America shareholders	$(33.8)	$(421.8)	$(60.3)	$(374.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2022	$0.5	$—	$1.9	$(130.0)	$5,113.2	$(2,613.3)	$(123.3)	$2,249.0	$686.9	$2,935.9
Net loss	—	—	—	—	—	(475.0)	—	(475.0)	(33.6)	(508.6)
Other comprehensive earnings	—	—	—	—	—	—	53.2	53.2	(0.9)	52.3
Repurchase of Liberty Latin America common shares	—	—	—	(62.8)	—	—	—	(62.8)	—	(62.8)
Distribution to noncontrolling interest owner	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	—	—	33.0	—	—	33.0	—	33.0
Balance at June 30, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,088.3)	$(70.1)	$1,797.4	$650.5	$2,447.9

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,693.9)	$(89.7)	$2,220.0	$677.4	$2,897.4
Net loss	—	—	—	—	—	(394.4)	—	(394.4)	(24.0)	(418.4)
Other comprehensive earnings	—	—	—	—	—	—	19.6	19.6	(1.0)	18.6
Repurchase of Liberty Latin America common shares	—	—	—	(118.8)	—	—	—	(118.8)	—	(118.8)
Distribution to noncontrolling interest owner	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	0.1	—	70.9	—	—	71.0	—	71.0
Balance at June 30, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,088.3)	$(70.1)	$1,797.4	$650.5	$2,447.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2023	$0.5	$—	$1.9	$(268.0)	$5,207.3	$(2,919.2)	$(126.0)	$1,896.5	$625.7	$2,522.2
Net earnings	—	—	—	—	—	38.2	—	38.2	(19.0)	19.2
Other comprehensive loss	—	—	—	—	—	—	(72.0)	(72.0)	1.3	(70.7)
Repurchase of Liberty Latin America common shares	—	—	—	(57.2)	—	—	—	(57.2)	—	(57.2)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(40.8)	(40.8)
Share-based compensation	—	—	—	—	20.2	—	—	20.2	—	20.2
Balance at June 30, 2023	$0.5	$—	$1.9	$(325.2)	$5,227.5	$(2,881.0)	$(198.0)	$1,825.7	$567.2	$2,392.9

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,869.5)	$(149.2)	$1,917.4	$648.7	$2,566.1
Net loss	—	—	—	—	—	(11.5)	—	(11.5)	(32.3)	(43.8)
Other comprehensive loss	—	—	—	—	—	—	(48.8)	(48.8)	0.7	(48.1)
Repurchase of Liberty Latin America common shares	—	—	—	(81.8)	—	—	—	(81.8)	—	(81.8)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(49.9)	(49.9)
Share-based compensation	—	—	—	—	50.4	—	—	50.4	—	50.4
Balance at June 30, 2023	$0.5	$—	$1.9	$(325.2)	$5,227.5	$(2,881.0)	$(198.0)	$1,825.7	$567.2	$2,392.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2023	2022
	in millions
Cash flows from operating activities:
Net loss	$(43.8)	$(418.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	53.7	61.8
Depreciation and amortization	475.1	427.4
Impairments and other non-cash charges, net	41.2	562.8
Amortization of debt financing costs, premiums and discounts, net	16.4	18.5
Realized and unrealized gains on derivative instruments, net	(5.3)	(249.6)
Foreign currency transaction losses (gains), net	(42.5)	165.4
Losses on debt extinguishments, net	4.2	—
Deferred income tax benefit	(7.5)	(7.9)
Changes in operating assets and liabilities, net of the effect of acquisitions	(203.5)	(212.9)
Net cash provided by operating activities	288.0	347.1

Cash flows from investing activities:
Capital expenditures, net	(273.1)	(319.1)
Cash paid in connection with acquisitions, net of cash acquired	—	(21.8)
Other investing activities, net	(18.0)	(2.0)
Net cash used by investing activities	$(291.1)	$(342.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Six months ended June 30,
	2023	2022
	in millions
Cash flows from financing activities:
Borrowings of debt	$642.9	$258.3
Payments of principal amounts of debt and finance lease obligations	(645.3)	(105.5)
Repurchase of Liberty Latin America common shares	(80.3)	(119.4)
Net cash received related to derivative instruments	9.8	12.4
Payment of financing costs and debt redemption premiums	(15.4)	(6.0)
Distributions to noncontrolling interest owners	(41.2)	(1.9)
Other financing activities, net	(3.2)	(6.8)
Net cash provided (used) by financing activities	(132.7)	31.1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(2.4)

Net increase (decrease) in cash, cash equivalents and restricted cash	(140.0)	32.9

Cash, cash equivalents and restricted cash:
Beginning of period	788.9	1,074.2
End of period	$648.9	$1,107.1

Cash paid for interest	$258.4	$241.1
Net cash paid for taxes	$40.9	$57.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our condensed consolidated statements of operations and cash flows for the 2022 periods include VTR.
Unless otherwise indicated, ownership percentages are calculated as of June 30, 2023.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Correction of Immaterial Errors
As further described in our 2022 Form 10-K, during the third quarter of 2022, we identified certain errors in our previously reported consolidated financial statements, primarily related to revenue, programming and other direct costs of services, trade receivables, note receivables, and other assets. The revisions to our June 30, 2022 condensed consolidated statements of operations, equity and cash flows as a result of these error corrections were immaterial.

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Change
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
Recent Accounting Pronouncements
ASU 2020-04, ASU 2021-01 and ASU 2022-06
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as LIBOR. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in Topic 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and was initially not intended to be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which defers the expiration date of Topic 848 from December 31, 2022, to December 31, 2024, and permits companies to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. Through June 30, 2023, the phase out of LIBOR has not had a material impact on our condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
(3)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Six months ended June 30,
	2023	2022
	in millions

Balance at beginning of period	$101.1	$112.6
Provision for expected losses, net	36.3	32.4
Write-offs	(37.9)	(21.3)
Foreign currency translation adjustments and other	1.3	(5.6)
Balance at end of period	$100.8	$118.1

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
We have accounted for the Claro Panama Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Claro Panama based on assessments of their respective fair values. A summary of the purchase price and the opening balance sheet of Claro Panama at the July 1, 2022 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Current assets	$24.4
Property and equipment	136.3
Intangible assets subject to amortization (a)	47.9
Other assets (b)	198.2
Current liabilities	(64.8)
Long-term liabilities (c)	(132.7)
Total purchase price	$209.3
(a)At July 1, 2022, the weighted average useful life of the acquired spectrum intangible assets was approximately 6 years.
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
June 30, 2023
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
The following unaudited pro forma condensed consolidated operating results give effect to the Claro Panama Acquisition, as if it had been completed as of January 1, 2021:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	in millions

Revenue	$1,249.3	$2,496.9
Net loss attributable to Liberty Latin America shareholders	$(484.2)	$(412.5)

(5)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements. We do not currently apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2023			December 31, 2022
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$133.1	$212.0	$345.1	$91.3	$224.2	$315.5
Other	0.4	—	0.4	—	—	—
Total	$133.5	$212.0	$345.5	$91.3	$224.2	$315.5

Liabilities (b):
Interest rate derivative contracts	$36.3	$35.3	$71.6	$30.4	$—	$30.4
Foreign currency forward contracts	16.2	4.3	20.5	11.9	—	11.9
Total	$52.5	$39.6	$92.1	$42.3	$—	$42.3
(a)Our long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
(b)We consider credit risk relating to our nonperformance and the nonperformance of our counterparties in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 8) and are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Interest rate and cross-currency derivative contracts	$75.2	$276.1	$39.7	$258.5
Foreign currency forward contracts and other	(3.1)	15.0	(18.9)	6.7
Weather Derivatives	(7.7)	(7.8)	(15.5)	(15.6)
Total	$64.4	$283.3	$5.3	$249.6
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended June 30,
	2023	2022
	in millions

Operating activities	$30.5	$(7.8)
Investing activities	—	2.8
Financing activities	9.8	12.4
Total	$40.3	$7.4
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2023, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $274 million.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
In connection with the phase-out of LIBOR, certain interest rate swap contracts, interest rate floors and interest rate caps were amended to reference Adjusted Term SOFR for interest periods commencing after June 30, 2023. We also entered into forward-starting basis swap contracts that reference Adjusted Term SOFR, as further described below.
Interest Rate Swaps
As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	5.1

Liberty Puerto Rico	$500.0	5.3
(a)Includes embedded floors of 0% on certain contracts.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$4,200.0	0.8

Liberty Puerto Rico (b)	$1,240.0	0.8
(a)Comprises $2.1 billion notional amount of contracts that reference LIBOR and have a maturity date of July 15, 2023, and $2.1 billion notional amount of forward-starting contracts that reference Adjusted Term SOFR.
(b)Comprises $620 million notional amount of contracts that reference LIBOR and have a maturity date of July 15, 2023, $620 million notional amount of forward-starting contracts that reference Adjusted Term SOFR.
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At June 30, 2023, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 5.3 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At June 30, 2023, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 5.3 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2023, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $198 million and CRC 120 billion, respectively, with a weighted average remaining contractual life of 0.6 years.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Acquisition Accounting
During the second quarter of 2023, we finalized our acquisition accounting for the Claro Panama Acquisition, which did not result in any material changes to our opening balance sheet associated with the Claro Panama Acquisition. For additional information relating to the opening balance sheet for the Claro Panama Acquisition, see note 4.
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

(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2023
	in millions

C&W Caribbean	$1,220.4	$—	$(1.8)	$1,218.6
C&W Panama	617.1	—	—	617.1
Liberty Networks	654.0	(5.7)	3.9	652.2
Liberty Puerto Rico	501.1	—	—	501.1
Liberty Costa Rica	428.7	5.7	35.6	470.0
Total	$3,421.3	$—	$37.7	$3,459.0
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
During the second quarter of 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units, and is recorded in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.
Our accumulated goodwill impairments were $2,784 million at each of June 30, 2023 and December 31, 2022.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2023	December 31, 2022
	in millions

Distribution systems	$4,703.4	$4,419.1
Support equipment, buildings, land and CIP	2,241.9	2,232.7
CPE	1,001.1	919.0
	7,946.4	7,570.8
Accumulated depreciation	(3,688.9)	(3,277.2)
Total	$4,257.5	$4,293.6
During the six months ended June 30, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $72 million and $68 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2023	December 31, 2022
	in millions

Customer relationships	$1,336.1	$1,464.4
Licenses and other	279.9	278.9
	1,616.0	1,743.3
Accumulated amortization	(1,001.7)	(1,055.2)
Total	$614.3	$688.1
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	June 30, 2023	December 31, 2022
	in millions

Spectrum licenses	$1,051.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,592.8	$1,592.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
(8)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2023			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

		in millions

Convertible Notes (d)	2.00%	—	$—	$287.1	$357.4	$303.1	$402.5
C&W Notes	6.55%	—	—	1,525.5	1,591.6	1,715.0	1,715.0
C&W Credit Facilities	7.06%	(e)	724.4	2,613.6	2,505.0	2,664.6	2,605.2
LPR Senior Secured Notes	6.08%	—	—	1,787.5	1,772.7	1,981.0	1,981.0
LPR Credit Facilities	8.94%	$172.5	172.5	616.9	613.8	620.0	620.0
LCR Credit Facilities (f)	10.88%	$60.0	60.0	445.3	382.9	450.0	419.3
Vendor financing and other (g)	7.40%	—	—	300.2	223.1	300.2	223.1
Total debt before premiums, discounts and deferred financing costs	6.89%		$956.9	$7,576.1	$7,446.5	$8,033.9	$7,966.1
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2023	December 31, 2022
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,033.9	$7,966.1
Premiums, discounts and deferred financing costs, net	(83.5)	(94.0)
Total carrying amount of debt	7,950.4	7,872.1
Finance lease obligations	8.0	8.6
Total debt and finance lease obligations	7,958.4	7,880.7
Less: Current maturities of debt and finance lease obligations	(315.5)	(226.9)
Long-term debt and finance lease obligations	$7,642.9	$7,653.8
(a)Represents the weighted average interest rate in effect at June 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2023, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2023 compliance reporting requirements. At June 30, 2023, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At June 30, 2023, the carrying value of the Convertible Notes was $289 million and the unamortized debt discount on the Convertible Notes was $14 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)The LCR Credit Facilities at December 31, 2022 are comprised of certain CRC and U.S. dollar term loans and a U.S. dollar revolving credit facility. For information on the LCR Credit Facilities at June 30, 2023, see Financing Activity below.
(g)Primarily represents $294 million and $217 million at June 30, 2023 and December 31, 2022, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $94 million and $79 million for the six months ended June 30, 2023 and 2022, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During May 2023, the terms of the agreements underlying the C&W Credit Facilities and the LPR Credit Facilities were amended, which resulted in (i) the replacement of LIBOR-based benchmark rates with Adjusted Term SOFR for the C&W Term Loan B-5 Facility, the C&W Term Loan B-6 Facility, the C&W Revolving Credit Facility, the 2028 LPR Term Loan and the LPR Revolving Credit Facility for interest periods commencing after June 30, 2023, (ii) the modification of the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks and (iii) certain conforming changes. The credit adjustment spreads applicable to the aforementioned debt instruments will be 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively.
In the tables below, non-cash activity relates to borrowings that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of the outstanding debt instruments within the same borrowing group.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
During the six months ended June 30, 2023 and 2022, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Borrowing currency	Non-cash component
						in millions

2023	C&W	Other	100%	(a)	6.483%	$69.0	$—

2023	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	LIBOR + 3.50%	$30.0	$—

2023	Liberty Costa Rica	2031 LCR Term Loan A	100%	January 15, 2031	10.875%	$50.0	$—
2023	Liberty Costa Rica	2031 LCR Term Loan B	100%	January 15, 2031	10.875%	$400.0	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility (b)	N/A	January 15, 2028	SOFR + 4.25%	$—	N/A

2022	C&W	2028 CWP Term Loan	100%	January 18, 2028	4.25%	$435.0	$272.9
2022	C&W	CWP Revolving Credit Facility (c)	100%	January 18, 2027	SOFR + 3.75%	$12.0	N/A
N/A – Not applicable.
(a)This borrowing is due in three annual installments beginning in May 2024.
(b)In January 2023, the LCR Revolving Credit Facility was amended and restated. The amended and restated $60 million LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(c)The CWP Revolving Credit Facility has a fee on unused commitments of 0.50%.
During the six months ended June 30, 2023 and 2022, we made certain repurchases or repayments on the following debt instruments:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)	Non-cash component
				USD in millions, CRC in billions

2023	Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$30.0	$30.0	$—

2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7	$—
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility	100%		$8.0	$8.0	$—

2023	Liberty Latin America	Convertible Notes	(b)		$93.6	$93.6	$—

2022	C&W	CWP Credit Facilities	100%		$272.9	$272.9	$272.9
(a)Translated at the transaction date, as applicable.
(b)During 2023, we repurchased and cancelled $99 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.2%. In connection with these repurchases, we unwound $99 million of the related Capped Calls.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Maturities of Debt
Maturities of our debt as of June 30, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2023 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2023 (remainder of year)	$134.4	$16.7	$6.4	$0.4	$157.9
2024	149.7	15.7	—	303.4	468.8
2025	26.2	—	—	—	26.2
2026	23.6	—	—	—	23.6
2027	1,715.5	1,161.0	—	—	2,876.5
2028	1,997.7	620.0	—	—	2,617.7
Thereafter	593.2	820.0	450.0	—	1,863.2
Total debt maturities	4,640.3	2,633.4	456.4	303.8	8,033.9
Premiums, discounts and deferred financing costs, net	(29.0)	(25.0)	(15.3)	(14.2)	(83.5)
Total debt	$4,611.3	$2,608.4	$441.1	$289.6	$7,950.4
Current portion	$275.2	$32.4	$6.4	$0.7	$314.7
Noncurrent portion	$4,336.1	$2,576.0	$434.7	$288.9	$7,635.7
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions
Operating lease expense:
Operating lease cost	$32.3	$28.6	$65.4	$55.9
Short-term lease cost	7.9	6.1	14.8	12.0
Total operating lease expense	$40.2	$34.7	$80.2	$67.9
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	June 30, 2023	December 31, 2022
	in millions

Operating lease right-of-use assets (a)	$491.7	$550.8
Operating lease liabilities:
Current	$89.1	$76.7
Noncurrent	488.4	438.5
Total operating lease liabilities	$577.5	$515.2

Weighted-average remaining lease term	7.8 years	8.2 years

Weighted-average discount rate	7.6%	7.5%

	Six months ended June 30,
	2023	2022
	in millions

Operating cash outflows related to operating leases	$70.4	$58.7
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$26.0	$36.6
(a)During the three and six months ended June 30, 2023, we recorded impairment charges totaling $23 million and $42 million, respectively, associated with certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. These charges are included in impairment, restructuring and other, net, in our condensed consolidated statements of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2023 and 2022, respectively.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2023 exchange rates.

Years ending December 31:
2023 (remainder of year)	$60.8
2024	115.1
2025	107.6
2026	96.6
2027	82.6
2028	75.1
Thereafter	251.5
Total operating lease liabilities on an undiscounted basis	789.3
Present value discount	(211.8)
Present value of operating lease liabilities	$577.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2023, we have approximately $310 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of four years.

(11)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Programming and copyright	$59.4	$101.2	$120.1	$210.5
Interconnect	74.8	88.4	149.1	174.1
Equipment and other (a)	99.2	111.2	207.6	219.6
Total programming and other direct costs of services	$233.4	$300.8	$476.8	$604.2
(a)Includes amounts related to cost of goods sold from equipment sales of $67 million and $84 million for the three months ended June 30, 2023 and 2022, respectively, and $153 million and $170 million for the six months ended June 30, 2023 and 2022, respectively.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Personnel and contract labor	$140.2	$145.1	$287.3	$298.3
Network-related	61.6	78.9	128.4	161.5
Service-related	58.3	54.6	108.9	105.8
Commercial	44.6	58.1	89.1	123.6
Facility, provision, franchise and other	139.3	117.9	284.2	241.7
Share-based compensation expense	24.5	31.8	53.7	61.8
Total other operating costs and expenses	$468.5	$486.4	$951.6	$992.7

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
Income tax expense was $31 million and $40 million during the three months ended June 30, 2023 and 2022, respectively, and $44 million and $63 million during the six months ended June 30, 2023 and 2022, respectively. This represents an effective income tax rate of (61.4)% and 8.5% for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2022, this represents an effective income tax rate of 17.6%, including items treated discretely. The effective income tax rate for the six months ended June 30, 2023 was not meaningful due to a net loss before income taxes that was near breakeven.
For the three and six months ended June 30, 2023, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences and permanent tax differences, such as non-taxable income. For the three months ended June 30, 2023, income tax expense reflects net increases in uncertain tax positions, while for the six months ended June 30, 2023, income tax expense reflects net releases in uncertain tax positions.
For the three and six months ended June 30, 2022, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, permanent tax differences, such as non-taxable income, and net decreases in valuation allowances.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
(14)     Earnings or Loss Per Share
Basic EPS is computed by dividing net earnings or loss attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares outstanding during the periods presented, as further described below. Diluted EPS presents the dilutive effect, if any, on a per share basis of dilutive securities as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of our weighted average shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions
Weighted average shares outstanding:
Basic	212.3	224.9	214.0	226.6
Diluted	227.3	224.9	214.0	226.6
The details of the calculations of our basic and diluted EPS for the three months ended June 30, 2023 is set forth below (in millions):

Three months ended June 30, 2023

Numerator:
Net earnings attributable to holders of Liberty Latin America Shares (basic EPS computation)	$38.2
Add back: interest expense, amortization of deferred financing costs and discounts, and net loss on debt extinguishment associated with Convertible Notes (if-converted method)	1.3
Net earnings attributable to holders of Liberty Latin America Shares (diluted EPS computation)	$39.5
Denominator:
Weighted average shares (basic EPS computation)	212.3
Incremental shares attributable to the release of RSUs upon vesting and the ESPP (treasury stock method)	0.3
Number of shares issuable under our Convertible Notes (if-converted method) (a)	14.7
Weighted average shares (diluted EPS computation) (b)	227.3
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
(b)We have excluded the following items from our computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria (in millions):

Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	36.0
Outstanding PSUs and PSARs	8.8
LTVP	2.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
We reported net losses attributable to Liberty Latin America shareholders during the six months ended June 30, 2023 and the three and six months ended June 30, 2022. As a result, the potentially dilutive effect at June 30, 2023 and 2022 of the following items was not included in the computation of diluted loss per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria (in millions):

	June 30,
	2023	2022
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	39.4	36.1
Outstanding PSUs and PSARs	8.8	9.5
LTVP	2.8	—
ESPP	0.2	—
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method)	14.7	19.5

(15)    Equity
Share Repurchase Program
On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the six months ended June 30, 2023, we repurchased 1.9 million and 8.1 million Class A and Class C common shares, respectively. During the six months ended June 30, 2022, we repurchased 2.4 million and 9.8 million Class A and Class C common shares, respectively. At June 30, 2023, the remaining amount authorized for share repurchases under the Share Repurchase Program was $175 million.
Pension Buy-in
In May 2023, the CWSF completed an additional buy-in bulk annuity, resulting in 100% of the plan’s liabilities being covered by insurance annuity policies. The buy-in resulted in the remeasurement of $75 million from net pension assets to accumulated other comprehensive income during the second quarter of 2023, which represents the loss associated with the difference between the projected benefit obligations and the cost of the bulk annuity policy.

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
June 30, 2023
(unaudited)
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
As of June 30, 2023, unless otherwise specified below, our reportable segments are as follows:
•C&W Caribbean;
•C&W Panama;
•Liberty Networks;
•Liberty Puerto Rico;
•Liberty Costa Rica; and
•VTR (through September 30, 2022).
Performance Measures of our Reportable Segments
We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures, such as revenue and Adjusted OIBDA. In addition, we review non-financial measures, such as subscriber growth. We account for intersegment sales as if they were to third parties, or at current market prices.
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
June 30, 2023
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

C&W Caribbean	$356.3	$355.6	$710.1	$710.4
C&W Panama	180.8	141.6	346.1	268.8
Liberty Networks	118.6	116.4	227.3	224.0
Liberty Puerto Rico	352.0	362.8	717.8	729.5
Liberty Costa Rica	135.2	108.0	264.4	215.4
VTR	—	150.0	—	320.8
Corporate	5.6	5.5	12.0	11.1
Intersegment eliminations	(25.8)	(23.7)	(51.2)	(47.6)
Total	$1,122.7	$1,216.2	$2,226.5	$2,432.4

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

C&W Caribbean	$146.3	$134.5	$286.5	$264.4
C&W Panama	59.0	44.4	102.5	84.9
Liberty Networks	72.2	75.1	135.8	137.7
Liberty Puerto Rico	141.3	146.1	275.7	286.7
Liberty Costa Rica	50.1	35.6	95.3	65.8
VTR	—	37.9	—	84.4
Corporate	(23.6)	(12.8)	(44.0)	(26.6)
Total	$445.3	$460.8	$851.8	$897.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Total Adjusted OIBDA	$445.3	$460.8	$851.8	$897.3
Share-based compensation expense	(24.5)	(31.8)	(53.7)	(61.8)
Depreciation and amortization	(240.5)	(213.3)	(475.1)	(427.4)
Impairment, restructuring and other operating items, net	(40.8)	(568.6)	(70.5)	(576.4)
Operating income (loss)	139.5	(352.9)	252.5	(168.3)
Interest expense	(149.1)	(136.9)	(295.7)	(266.6)
Realized and unrealized gains on derivative instruments, net	64.4	283.3	5.3	249.6
Foreign currency transaction gains (losses), net	(6.7)	(262.0)	42.5	(165.4)
Gains (losses) on debt extinguishments, net	0.4	—	(4.2)	—
Other income (expense), net	1.3	(0.4)	(0.4)	(5.2)
Earnings (loss) before income taxes	$49.8	$(468.9)	$—	$(355.9)
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

	Six months ended June 30,
	2023	2022
	in millions

C&W Caribbean	$118.2	$92.9
C&W Panama	45.5	41.4
Liberty Networks	23.9	20.3
Liberty Puerto Rico	101.7	91.0
Liberty Costa Rica	30.3	25.2
VTR	—	79.7
Corporate	17.5	16.6
Total property and equipment additions	337.1	367.1
Assets acquired under capital-related vendor financing arrangements	(71.9)	(67.5)
Changes in current liabilities related to capital expenditures and other	7.9	19.5
Total capital expenditures, net	$273.1	$319.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below and includes the following categories:
•residential fixed subscription and residential mobile services revenue, which includes amounts received from subscribers for ongoing fixed and airtime services, respectively;
•residential fixed non-subscription revenue, which primarily includes interconnect and advertising revenue; and
•B2B revenue, which comprises (i) enterprise revenue that primarily includes broadband internet, video, fixed-line telephony, mobile and managed services (including equipment installation contracts) offered to small (including small or home office), medium and large enterprises and other telecommunication operators; and (ii) wholesale revenue, which includes long-term capacity contracts with customers where the customer either pays a fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time.

	Three months ended June 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.4	$28.7	$—	$121.1	$39.4	$—	$—	$310.6
Non-subscription revenue	7.7	1.4	—	6.0	2.6	—	—	17.7
Total residential fixed revenue	129.1	30.1	—	127.1	42.0	—	—	328.3
Residential mobile revenue:
Service revenue	81.3	65.8	—	102.8	60.3	—	—	310.2
Interconnect, inbound roaming, equipment sales and other (a)	18.6	13.6	—	54.9	19.1	5.6	—	111.8
Total residential mobile revenue	99.9	79.4	—	157.7	79.4	5.6	—	422.0
Total residential revenue	229.0	109.5	—	284.8	121.4	5.6	—	750.3
B2B revenue (b)	127.3	71.3	118.6	56.2	13.8	—	(25.8)	361.4
Other revenue	—	—	—	11.0	—	—	—	11.0
Total	$356.3	$180.8	$118.6	$352.0	$135.2	$5.6	$(25.8)	$1,122.7
(a)The total amount includes $55 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $9 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)

	Three months ended June 30, 2022
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.6	$24.1	$—	$115.5	$33.4	$130.0	$—	$—	$422.6
Non-subscription revenue	8.5	1.8	—	5.6	0.8	3.4	—	—	20.1
Total residential fixed revenue	128.1	25.9	—	121.1	34.2	133.4	—	—	442.7
Residential mobile revenue:
Service revenue	77.6	43.9	—	114.3	48.6	8.7	—	—	293.1
Interconnect, inbound roaming, equipment sales and other (a)	16.3	11.1	—	59.9	15.6	1.0	5.5	—	109.4
Total residential mobile revenue	93.9	55.0	—	174.2	64.2	9.7	5.5	—	402.5
Total residential revenue	222.0	80.9	—	295.3	98.4	143.1	5.5	—	845.2
B2B revenue (b)	133.6	60.7	116.4	57.3	9.6	6.9	—	(23.7)	360.8
Other revenue	—	—	—	10.2	—	—	—	—	10.2
Total	$355.6	$141.6	$116.4	$362.8	$108.0	$150.0	$5.5	$(23.7)	$1,216.2
(a)The total amount includes $55 million of revenue from sales of mobile handsets and other devices.
(b)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)

	Six months ended June 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$57.0	$—	$238.1	$77.2	$—	$—	$613.6
Non-subscription revenue	14.7	2.8	—	11.7	5.1	—	—	34.3
Total residential fixed revenue	256.0	59.8	—	249.8	82.3	—	—	647.9
Residential mobile revenue:
Service revenue	161.4	130.8	—	206.5	118.1	—	—	616.8
Interconnect, inbound roaming, equipment sales and other (a)	39.3	26.9	—	126.3	37.1	12.0	—	241.6
Total residential mobile revenue	200.7	157.7	—	332.8	155.2	12.0	—	858.4
Total residential revenue	456.7	217.5	—	582.6	237.5	12.0	—	1,506.3
B2B revenue (b)	253.4	128.6	227.3	111.9	26.9	—	(51.2)	696.9
Other revenue	—	—	—	23.3	—	—	—	23.3
Total	$710.1	$346.1	$227.3	$717.8	$264.4	$12.0	$(51.2)	$2,226.5
(a)The total amount includes $126 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $17 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)

	Six months ended June 30, 2022
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$47.8	$—	$231.3	$68.1	$279.6	$—	$—	$868.1
Non-subscription revenue	17.6	4.0	—	11.0	1.6	6.5	—	—	40.7
Total residential fixed revenue	258.9	51.8	—	242.3	69.7	286.1	—	—	908.8
Residential mobile revenue:
Service revenue	154.1	86.9	—	231.3	94.8	18.0	—	—	585.1
Interconnect, inbound roaming, equipment sales and other (a)	30.8	21.5	—	124.1	32.1	2.1	11.1	—	221.7
Total residential mobile revenue	184.9	108.4	—	355.4	126.9	20.1	11.1	—	806.8
Total residential revenue	443.8	160.2	—	597.7	196.6	306.2	11.1	—	1,715.6
B2B revenue (b)	266.6	108.6	224.0	111.3	18.8	14.6	—	(47.6)	696.3
Other revenue	—	—	—	20.5	—	—	—	—	20.5
Total	$710.4	$268.8	$224.0	$729.5	$215.4	$320.8	$11.1	$(47.6)	$2,432.4
(a)The total amount includes $116 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $12 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2023
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Puerto Rico	$340.7	$349.5	$695.8	$703.6
Panama	180.4	141.0	344.7	267.4
Costa Rica	134.8	107.9	264.0	215.1
Jamaica	99.6	105.3	198.4	210.1
Networks & LatAm (a)	97.3	97.4	184.9	185.9
The Bahamas	47.6	48.4	94.7	96.1
Trinidad and Tobago	39.3	39.6	78.0	80.2
Barbados	39.4	36.8	78.0	73.3
Curacao	34.3	32.6	68.8	65.7
Chile	—	150.0	—	320.8
Other (b)	109.3	107.7	219.2	214.2
Total	$1,122.7	$1,216.2	$2,226.5	$2,432.4
(a)Amounts represent enterprise revenue and wholesale revenue from various jurisdictions across Latin America and the Caribbean related to the sale and lease of telecommunications capacity on Liberty Networks’ subsea and terrestrial fiber optic cable networks.
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2023 and 2022.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of June 30, 2023.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition, in Costa Rica following the Liberty Telecomunicaciones Acquisition and in Panama following the Claro Panama Acquisition; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; interest rate risks; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2022 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At June 30, 2023, we (i) owned and operated fixed networks that passed 4,407,200 homes and served 3,874,200 RGUs, comprising 1,770,200 broadband internet subscribers, 1,165,100 fixed-line telephony subscribers and 938,900 video subscribers and (ii) served 8,011,500 mobile subscribers.
Transactions
Chile JV. In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our condensed consolidated statements of operations and cash flows for the 2022 periods include VTR.
Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2023 and 2022 is affected by an acquisition, a disposition and FX. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impacts on the operating results of the periods under comparison that are attributable to acquisitions and disposals. We (i) acquired América Móvil’s operations in Panama during July 2022 and (ii) in connection with the formation of the Chile JV, disposed of the Chile JV Entities in October 2022. With respect to acquisitions, organic changes and the calculations of our organic change percentages exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year operating results of disposed entities are excluded from organic changes and the calculations of our organic change percentages to the same extent that those operations are not included in the current year.
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
On January 1, 2023, the B2B Costa Rican operations within our Liberty Networks segment was acquired by our Liberty Costa Rica segment. This acquisition did not have a significant impact on the financial results of our Liberty Networks or Liberty Costa Rica segments.

We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.

				Increase (decrease) from:
	Three months ended June 30,		Increase (decrease)			An acquisition	A disposition
	2023	2022		FX				Organic
	in millions

Revenue	$1,122.7	$1,216.2	$(93.5)	$25.0	$25.0	$34.8	$(150.0)	$(3.3)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	233.4	300.8	(67.4)	5.2		8.9	(45.5)	(36.0)
Other operating costs and expenses	468.5	486.4	(17.9)	10.1		25.1	(70.8)	17.7
Depreciation and amortization	240.5	213.3	27.2	4.9		8.5	—	13.8
Impairment, restructuring and other operating items, net	40.8	568.6	(527.8)	—		—	(2.7)	(525.1)
	983.2	1,569.1	(585.9)	20.2		42.5	(119.0)	(529.6)
Operating income (loss)	$139.5	$(352.9)	$492.4	$4.8		$(7.7)	$(31.0)	$526.3

				Increase (decrease) from:
	Six months ended June 30,		Increase (decrease)		An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Revenue	$2,226.5	$2,432.4	$(205.9)	$39.0	$69.6	$(320.8)	$6.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	476.8	604.2	(127.4)	8.2	17.8	(100.0)	(53.4)
Other operating costs and expenses	951.6	992.7	(41.1)	15.5	50.2	(143.8)	37.0
Depreciation and amortization	475.1	427.4	47.7	7.6	17.0	—	23.1
Impairment, restructuring and other operating items, net	70.5	576.4	(505.9)	8.2	—	(3.6)	(510.5)
	1,974.0	2,600.7	(626.7)	39.5	85.0	(247.4)	(503.8)
Operating income (loss)	$252.5	$(168.3)	$420.8	$(0.5)	$(15.4)	$(73.4)	$510.1

As set forth in the tables above, we reported operating income during the three and six months ended June 30, 2023, as compared to operating losses during the corresponding periods in 2022. These changes are primarily due to decreases associated with impairment, restructuring and other operating items, net, the disposition of the Chile JV Entities and organic changes. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below.
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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Operating income (loss)	$139.5	$(352.9)	$252.5	$(168.3)
Share-based compensation expense	24.5	31.8	53.7	61.8
Depreciation and amortization	240.5	213.3	475.1	427.4
Impairment, restructuring and other operating items, net	40.8	568.6	70.5	576.4
Consolidated Adjusted OIBDA	$445.3	$460.8	$851.8	$897.3

The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2022	$134.5	$44.4	$75.1	$146.1	$35.6	$37.9	$(12.8)	$—	$460.8
Organic changes related to:
Revenue	(0.1)	4.4	4.4	(10.8)	0.8	—	0.1	(2.1)	(3.3)
Programming and other direct costs	12.9	2.0	(2.5)	18.9	5.1	—	—	(0.4)	36.0
Other operating costs and expenses	(1.3)	7.4	(4.5)	(12.9)	(1.2)	—	(10.9)	2.5	(20.9)
Non-organic changes related to:
FX	0.3	—	(0.3)	—	9.8	—	—	—	9.8
Acquisition (disposition), net	—	0.8	—	—	—	(37.9)	—	—	(37.1)
June 30, 2023	$146.3	$59.0	$72.2	$141.3	$50.1	$—	$(23.6)	$—	$445.3

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2022	$264.4	$84.9	$137.7	$286.7	$65.8	$84.4	$(26.6)	$—	$897.3
Organic changes related to:
Revenue	(2.3)	7.7	9.0	(11.7)	6.3	—	0.9	(3.6)	6.3
Programming and other direct costs	29.6	(1.1)	(4.1)	23.9	6.0	—	—	(0.9)	53.4
Other operating costs and expenses	(6.0)	9.4	(5.9)	(23.2)	1.7	—	(18.3)	4.5	(37.8)
Non-organic changes related to:
FX	0.8	—	(0.9)	—	15.5	—	—	—	15.4
Acquisition (disposition), net	—	1.6	—	—	—	(84.4)	—	—	(82.8)
June 30, 2023	$286.5	$102.5	$135.8	$275.7	$95.3	$—	$(44.0)	$—	$851.8

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	%

C&W Caribbean	41.1	37.8	40.3	37.2
C&W Panama	32.6	31.4	29.6	31.6
Liberty Networks	60.9	64.5	59.7	61.5
Liberty Puerto Rico	40.1	40.3	38.4	39.3
Liberty Costa Rica	37.1	33.0	36.0	30.5
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. Within our Liberty Puerto Rico, Liberty Costa Rica, and for the 2022 periods, C&W Panama segments, we incurred aggregate integration costs of $5 million and $10 million during the three and six months ended June 30, 2023, respectively, and $6 million and $11 million during the three and six months ended June 30, 2022, respectively.
Revenue
Most of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) mobile services and (iii) B2B enterprise services. Liberty Networks also provides wholesale services over its subsea and terrestrial fiber optic cable networks.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Acquisition (disposition), net	Organic
	in millions

C&W Caribbean	$356.3	$355.6	$0.7	$0.8	$—	$(0.1)
C&W Panama	180.8	141.6	39.2	—	34.8	4.4
Liberty Networks	118.6	116.4	2.2	(2.2)	—	4.4
Liberty Puerto Rico	352.0	362.8	(10.8)	—	—	(10.8)
Liberty Costa Rica	135.2	108.0	27.2	26.4	—	0.8
VTR	—	150.0	(150.0)	—	(150.0)	—
Corporate	5.6	5.5	0.1	—	—	0.1
Intersegment eliminations	(25.8)	(23.7)	(2.1)	—	—	(2.1)
Total	$1,122.7	$1,216.2	$(93.5)	$25.0	$(115.2)	$(3.3)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Acquisition (disposition), net	Organic
	in millions

C&W Caribbean	$710.1	$710.4	$(0.3)	$2.0	$—	$(2.3)
C&W Panama	346.1	268.8	77.3	—	69.6	7.7
Liberty Networks	227.3	224.0	3.3	(5.7)	—	9.0
Liberty Puerto Rico	717.8	729.5	(11.7)	—	—	(11.7)
Liberty Costa Rica	264.4	215.4	49.0	42.7	—	6.3
VTR	—	320.8	(320.8)	—	(320.8)	—
Corporate	12.0	11.1	0.9	—	—	0.9
Intersegment eliminations	(51.2)	(47.6)	(3.6)	—	—	(3.6)
Total	$2,226.5	$2,432.4	$(205.9)	$39.0	$(251.2)	$6.3

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.4	$119.6	$1.8	2
Non-subscription revenue	7.7	8.5	(0.8)	(9)
Total residential fixed revenue	129.1	128.1	1.0	1
Residential mobile revenue:
Service revenue	81.3	77.6	3.7	5
Interconnect, inbound roaming, equipment sales and other	18.6	16.3	2.3	14
Total residential mobile revenue	99.9	93.9	6.0	6
Total residential revenue	229.0	222.0	7.0	3
B2B revenue	127.3	133.6	(6.3)	(5)
Total	$356.3	$355.6	$0.7	—

	Six months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$241.3	$—	—
Non-subscription revenue	14.7	17.6	(2.9)	(16)
Total residential fixed revenue	256.0	258.9	(2.9)	(1)
Residential mobile revenue:
Service revenue	161.4	154.1	7.3	5
Interconnect, inbound roaming, equipment sales and other	39.3	30.8	8.5	28
Total residential mobile revenue	200.7	184.9	15.8	9
Total residential revenue	456.7	443.8	12.9	3
B2B revenue	253.4	266.6	(13.2)	(5)
Total	$710.1	$710.4	$(0.3)	—

The details of the changes in C&W Caribbean’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.2	$1.2
ARPU (b)	0.7	(1.9)
Decrease in residential fixed non-subscription revenue (c)	(0.9)	(3.0)
Total increase (decrease) in residential fixed revenue	1.0	(3.7)
Increase in residential mobile service revenue (d)	3.5	6.9
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	2.3	8.5
Decrease in B2B revenue (f)	(6.9)	(14.0)
Total organic decrease	(0.1)	(2.3)
Impact of FX	0.8	2.0
Total	$0.7	$(0.3)
(a)The increases are primarily due to higher average broadband internet RGUs partially offset by lower average video RGUs.
(b)The changes during the comparison periods are primarily due to lower ARPU from fixed-line telephony services, due in part to fixed-mobile convergence efforts, and higher ARPU from broadband internet and video services. During the six-month comparison, lower ARPU from telephony services more than offset increases in ARPU from broadband internet and video services.
(c)The decreases are primarily attributable to the removal of certain programming rights.
(d)The increases are primarily attributable to higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, partially offset by a decrease in postpaid ARPU.
(e)The increases are primarily attributable to an increase in inbound roaming driven by higher traffic.
(f)The decreases are attributable to the net effect of (i) discontinuing an internet transit services arrangement at C&W Jamaica, which decrease will continue for the remainder of 2023, and (ii) higher fixed and managed services, primarily due to broadband internet services-related growth.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$28.7	$24.1	$4.6	19
Non-subscription revenue	1.4	1.8	(0.4)	(22)
Total residential fixed revenue	30.1	25.9	4.2	16
Residential mobile revenue:
Service revenue	65.8	43.9	21.9	50
Interconnect, inbound roaming, equipment sales and other	13.6	11.1	2.5	23
Total residential mobile revenue	79.4	55.0	24.4	44
Total residential revenue	109.5	80.9	28.6	35
B2B revenue	71.3	60.7	10.6	17
Total	$180.8	$141.6	$39.2	28

	Six months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$57.0	$47.8	$9.2	19
Non-subscription revenue	2.8	4.0	(1.2)	(30)
Total residential fixed revenue	59.8	51.8	8.0	15
Residential mobile revenue:
Service revenue	130.8	86.9	43.9	51
Interconnect, inbound roaming, equipment sales and other	26.9	21.5	5.4	25
Total residential mobile revenue	157.7	108.4	49.3	45
Total residential revenue	217.5	160.2	57.3	36
B2B revenue	128.6	108.6	20.0	18
Total	$346.1	$268.8	$77.3	29

The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.4	$5.5
ARPU	(0.1)	(1.0)
Decrease in residential fixed non-subscription revenue	(0.6)	(1.5)
Total increase in residential fixed revenue	1.7	3.0
Increase in residential mobile service revenue (b)	0.3	0.8
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(2.4)	(4.5)
Increase in B2B revenue (d)	4.8	8.4
Total organic increase	4.4	7.7
Impact of an acquisition	34.8	69.6
Total	$39.2	$77.3
(a)The increases are primarily due to higher average broadband internet and video RGUs.
(b)The increases are primarily due to the net effect of (i) higher ARPU, mainly attributable to higher prepaid recharging activity, (ii) lower average numbers of prepaid mobile subscribers and (iii) higher average numbers of postpaid mobile subscribers.
(c)The decreases are mainly due to lower interconnect revenue driven by lower traffic.
(d)The increases are primarily due to (i) increases in revenue from government-related projects and (ii) higher revenue from data services. In addition, for the six-month comparison, the increase is due to higher revenue from mobile services.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended June 30,		Increase
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$29.2	$28.5	$0.7	2
Wholesale revenue	89.4	87.9	1.5	2
Total	$118.6	$116.4	$2.2	2

	Six months ended June 30,		Increase
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$57.0	$56.9	$0.1	—
Wholesale revenue	170.3	167.1	3.2	2
Total	$227.3	$224.0	$3.3	1

The details of the changes in Liberty Networks’ revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Six-month comparison

Increase in enterprise revenue (a)	$2.1	$3.7
Increase in wholesale revenue (b)	2.3	5.3
Total organic increase	4.4	9.0
Impact of FX	(2.2)	(5.7)
Total	$2.2	$3.3
(a)The increases are primarily attributable to (i) higher B2B connectivity revenue, (ii) growth in managed services and (iii) increases associated with sales-type leases on CPE installed on long-term customer solutions.
(b)The increases are primarily due to the net effect of (i) higher lease capacity revenue driven by an increase associated with revenue recognized on a cash basis for services provided to a significant customer, (ii) higher affiliate revenue and (iii) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential fixed revenue:
Residential fixed revenue:
Subscription revenue	$121.1	$115.5	$5.6	5
Non-subscription revenue	6.0	5.6	0.4	7
Total residential fixed revenue	127.1	121.1	6.0	5
Residential mobile revenue:
Service revenue	102.8	114.3	(11.5)	(10)
Interconnect, inbound roaming, equipment sales and other	54.9	59.9	(5.0)	(8)
Total residential mobile revenue	157.7	174.2	(16.5)	(9)
Total residential revenue	284.8	295.3	(10.5)	(4)
B2B revenue	56.2	57.3	(1.1)	(2)
Other revenue	11.0	10.2	0.8	8
Total	$352.0	$362.8	$(10.8)	(3)

	Six months ended June 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$238.1	$231.3	$6.8	3
Non-subscription revenue	11.7	11.0	0.7	6
Total residential fixed revenue	249.8	242.3	7.5	3
Residential mobile revenue:
Service revenue	206.5	231.3	(24.8)	(11)
Interconnect, inbound roaming, equipment sales and other	126.3	124.1	2.2	2
Total residential mobile revenue	332.8	355.4	(22.6)	(6)
Total residential revenue	582.6	597.7	(15.1)	(3)
B2B revenue	111.9	111.3	0.6	1
Other revenue	23.3	20.5	2.8	14
Total	$717.8	$729.5	$(11.7)	(2)
The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.4	$9.6
ARPU (b)	1.2	(2.8)
Increase in residential fixed non-subscription revenue	0.4	0.7
Total increase in residential fixed revenue	6.0	7.5
Decrease in residential mobile service revenue (c)	(11.5)	(24.8)
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(5.0)	2.2
Increase (decrease) in B2B revenue	(1.1)	0.6
Increase in other revenue (e)	0.8	2.8
Total	$(10.8)	$(11.7)
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The changes, which include the impact of credits issued to customers during the second quarter of 2022 as a result of power outages, are primarily attributable to the net effect of (i) lower ARPU from broadband internet services, driven by customer downgrades to low-tier plans, and (ii) higher ARPU from video services, as rate increases were only party offset by customer downgrades to lower ARPU plans.
(c)The decreases are primarily due to (i) lower ARPU from mobile services, primarily resulting from (a) a higher number of low-cost and discounted plans and (b) higher contract asset amortization driven by increases in handset sales and subsidy levels, and (ii) declines in the average number of prepaid mobile subscribers.
(d)The decrease for the three-month comparison is primarily due to lower inbound roaming revenue and lower volumes of handset sales. The increase for the six-month comparison is primarily due to the net effect of higher volumes of handset sales and lower inbound roaming revenue.
(e)The increases are primarily attributable to funds received from the FCC to continue to expand and improve our fixed network in Puerto Rico.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$39.4	$33.4	$6.0	18
Non-subscription revenue	2.6	0.8	1.8	225
Total residential fixed revenue	42.0	34.2	7.8	23
Residential mobile revenue:
Service revenue	60.3	48.6	11.7	24
Interconnect, inbound roaming, equipment sales and other	19.1	15.6	3.5	22
Total residential mobile revenue	79.4	64.2	15.2	24
Total residential revenue	121.4	98.4	23.0	23
B2B revenue	13.8	9.6	4.2	44
Total	$135.2	$108.0	$27.2	25

	Six months ended June 30,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$77.2	$68.1	$9.1	13
Non-subscription revenue	5.1	1.6	3.5	219
Total residential fixed revenue	82.3	69.7	12.6	18
Residential mobile revenue:
Service revenue	118.1	94.8	23.3	25
Interconnect, inbound roaming, equipment sales and other	37.1	32.1	5.0	16
Total residential mobile revenue	155.2	126.9	28.3	22
Total residential revenue	237.5	196.6	40.9	21
B2B revenue	26.9	18.8	8.1	43
Total	$264.4	$215.4	$49.0	23

The details of the changes in Liberty Costa Rica’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$—	$1.4
ARPU (b)	(1.9)	(4.9)
Increase in residential fixed non-subscription revenue (c)	1.4	2.8
Total decrease in residential fixed revenue	(0.5)	(0.7)
Increase (decrease) in residential mobile service revenue (d)	(0.3)	3.9
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.3)	(1.2)
Increase in B2B revenue (e)	1.9	4.3
Total organic increase	0.8	6.3
Impact of FX	26.4	42.7
Total	$27.2	$49.0
(a)During the three-month comparison, the increase from higher average broadband internet and fixed-line telephony RGUs was fully offset by a decrease associated with lower average video subscribers. The increase for the six-month comparison is due to the net effect of (i) higher average broadband internet and fixed-line telephony subscribers and (ii) lower average video subscribers.
(b)The decreases are primarily attributable to lower ARPU from video and broadband internet services, in part due to (i) higher retention discounts and (ii) declines in higher ARPU plans.
(c)The increases are primarily attributable to higher volumes of CPE sales.
(d)The changes for the comparison periods are primarily due to (i) higher average postpaid mobile subscribers and (ii) lower prepaid and postpaid mobile ARPU. For the six-month comparison, the impact of higher average mobile subscribers more than offset the decreases in mobile ARPU.
(e)The increases are primarily attributable to the B2B operations within our Liberty Networks segment that was acquired by the Liberty Costa Rica segment in January 2023.
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

	Three months ended June 30,		Decrease	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Programming and copyright	$59.4	$101.2	$(41.8)	$1.7	$0.5	$(36.9)	$(7.1)
Interconnect	74.8	88.4	(13.6)	1.5	3.8	(7.4)	(11.5)
Equipment and other	99.2	111.2	(12.0)	2.0	4.6	(1.2)	(17.4)
Total programming and other direct costs of services	$233.4	$300.8	$(67.4)	$5.2	$8.9	$(45.5)	$(36.0)

	Six months ended June 30,		Decrease	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Programming and copyright	$120.1	$210.5	$(90.4)	$2.8	$1.0	$(82.6)	$(11.6)
Interconnect	149.1	174.1	(25.0)	2.4	7.6	(15.1)	(19.9)
Equipment and other	207.6	219.6	(12.0)	3.0	9.2	(2.3)	(21.9)
Total programming and other direct costs of services	$476.8	$604.2	$(127.4)	$8.2	$17.8	$(100.0)	$(53.4)
C&W Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$18.0	$22.5	$(4.5)	$—	$(4.5)
Interconnect	19.2	29.2	(10.0)	0.2	(10.2)
Equipment and other	21.2	19.4	1.8	—	1.8
Total programming and other direct costs of services	$58.4	$71.1	$(12.7)	$0.2	$(12.9)

	Six months ended June 30,		Decrease	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$37.2	$45.9	$(8.7)	$0.1	$(8.8)
Interconnect	37.9	58.2	(20.3)	0.3	(20.6)
Equipment and other	40.4	40.5	(0.1)	0.1	(0.2)
Total programming and other direct costs of services	$115.5	$144.6	$(29.1)	$0.5	$(29.6)

•Programming and copyright: The organic decreases are primarily due to (i) the removal of certain programming rights and (ii) the renegotiation of certain content agreements.
•Interconnect: The organic decreases are primarily due to discontinuing an internet transit services arrangement at C&W Jamaica as of January 1, 2023.
C&W Panama. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended June 30,		Increase	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Programming and copyright	$5.1	$4.3	$0.8	$0.5	$0.3
Interconnect	16.9	15.2	1.7	3.8	(2.1)
Equipment and other	33.1	28.7	4.4	4.6	(0.2)
Total programming and other direct costs of services	$55.1	$48.2	$6.9	$8.9	$(2.0)

	Six months ended June 30,		Increase	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Programming and copyright	$10.1	$8.3	$1.8	$1.0	$0.8
Interconnect	35.4	30.4	5.0	7.6	(2.6)
Equipment and other	58.4	46.3	12.1	9.2	2.9
Total programming and other direct costs of services	$103.9	$85.0	$18.9	$17.8	$1.1
•Interconnect: The organic decreases are primarily attributable to a reduction in traffic.
•Equipment and other: The organic increase for the six-month comparison is primarily due to higher costs associated with certain government-related projects.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended June 30,		Increase	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Interconnect	$11.6	$11.0	$0.6	$(0.4)	$1.0
Equipment and other	4.7	3.4	1.3	(0.2)	1.5
Total programming and other direct costs of services	$16.3	$14.4	$1.9	$(0.6)	$2.5

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Interconnect	$22.7	$22.9	$(0.2)	$(0.6)	$0.4
Equipment and other	9.3	6.4	2.9	(0.8)	3.7
Total programming and other direct costs of services	$32.0	$29.3	$2.7	$(1.4)	$4.1

•Equipment and other: The organic increases are primarily due to (i) lower amounts of capitalizable costs associated with licenses, as part of a migration into contracts with shorter terms and more cloud-based arrangements, (ii) increases in costs associated with software licenses and (iii) higher costs associated with sales-type leases on CPE installed on long-term customer solutions.
Liberty Puerto Rico. The following tables set forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)
	2023	2022
	in millions

Programming and copyright	$28.3	$28.3	$—
Interconnect	23.0	21.9	1.1
Equipment and other	32.8	52.8	(20.0)
Total programming and other direct costs of services	$84.1	$103.0	$(18.9)

	Six months ended June 30,		Increase (decrease)
	2023	2022
	in millions

Programming and copyright	$56.6	$55.9	$0.7
Interconnect	45.1	41.3	3.8
Equipment and other	84.8	113.2	(28.4)
Total programming and other direct costs of services	$186.5	$210.4	$(23.9)
•Programming and copyright: The changes are primarily due to the net effect of higher programming rates and lower average subscribers.
•Interconnect: The increases are primarily due to higher roaming costs.
•Equipment and other: The decreases are primarily associated with (i) equipment credits received during the first and second quarters of 2023 for historical handset purchases, (ii) lower handset sales, (iii) lower equipment-related integration costs associated with the AT&T Acquisition and (iv) decreases related to a lower of cost or market adjustment on equipment-related inventory recognized during the second quarter of 2022.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$8.3	$8.9	$(0.6)	$1.7	$(2.3)
Interconnect	8.3	9.1	(0.8)	1.7	(2.5)
Equipment and other	11.5	9.6	1.9	2.2	(0.3)
Total programming and other direct costs of services	$28.1	$27.6	$0.5	$5.6	$(5.1)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$16.8	$17.8	$(1.0)	$2.7	$(3.7)
Interconnect	16.5	16.3	0.2	2.7	(2.5)
Equipment and other	22.8	18.9	3.9	3.7	0.2
Total programming and other direct costs of services	$56.1	$53.0	$3.1	$9.1	$(6.0)
•Programming and copyright: The organic decreases are primarily due to (i) the positive impact of FX associated with non-CRC denominated contracts and (ii) lower programming costs associated with declines in video RGUs.
•Interconnect: The organic decreases are primarily due to lower volumes of local and international traffic.
•Equipment and other: The organic changes are primarily due to the net effect of (i) the positive impact of FX associated with non-CRC denominated handset costs and (ii) higher CPE costs associated with sales growth.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Personnel and contract labor	$140.2	$145.1	$(4.9)	$1.1	$3.0	$(13.2)	$4.2
Network-related	61.6	78.9	(17.3)	1.6	4.5	(19.7)	(3.7)
Service-related	58.3	54.6	3.7	1.2	0.7	(9.1)	10.9
Commercial	44.6	58.1	(13.5)	2.8	4.9	(16.9)	(4.3)
Facility, provision, franchise and other	139.3	117.9	21.4	3.3	12.0	(7.7)	13.8
Share-based compensation expense	24.5	31.8	(7.3)	0.1	—	(4.2)	(3.2)
Total other operating costs and expenses	$468.5	$486.4	$(17.9)	$10.1	$25.1	$(70.8)	$17.7

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Personnel and contract labor	$287.3	$298.3	$(11.0)	$1.3	$6.0	$(27.2)	$8.9
Network-related	128.4	161.5	(33.1)	2.4	9.0	(38.2)	(6.3)
Service-related	108.9	105.8	3.1	2.0	1.4	(16.5)	16.2
Commercial	89.1	123.6	(34.5)	4.7	9.8	(39.5)	(9.5)
Facility, provision, franchise and other	284.2	241.7	42.5	5.0	24.0	(15.0)	28.5
Share-based compensation expense	53.7	61.8	(8.1)	0.1	—	(7.4)	(0.8)
Total other operating costs and expenses	$951.6	$992.7	$(41.1)	$15.5	$50.2	$(143.8)	$37.0

C&W Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$53.0	$52.2	$0.8	$0.1	$0.7
Network-related	30.3	34.2	(3.9)	—	(3.9)
Service-related	18.3	16.6	1.7	—	1.7
Commercial	12.0	10.8	1.2	—	1.2
Facility, provision, franchise and other	38.0	36.2	1.8	0.2	1.6
Share-based compensation expense	4.5	6.1	(1.6)	—	(1.6)
Total other operating costs and expenses	$156.1	$156.1	$—	$0.3	$(0.3)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$106.1	$103.6	$2.5	$0.2	$2.3
Network-related	66.0	71.6	(5.6)	0.1	(5.7)
Service-related	37.5	34.0	3.5	0.1	3.4
Commercial	22.2	21.7	0.5	0.1	0.4
Facility, provision, franchise and other	76.3	70.5	5.8	0.2	5.6
Share-based compensation expense	9.4	12.3	(2.9)	—	(2.9)
Total other operating costs and expenses	$317.5	$313.7	$3.8	$0.7	$3.1
•Personnel and contract labor: The organic increases are primarily due to the net effect of (i) higher bonus-related expenses, (ii) higher salaries and related personnel costs, (iii) lower headcount and (iv) increases in capitalized labor.
•Network-related: The organic decreases are primarily due to the net effect of (i) lower leased line costs resulting from the renegotiation of pole rental contracts, (ii) higher capacity charges associated with the use of Liberty Networks’ subsea network, (iii) lower truck rolls, and (iv) lower professional service costs due to the decision to transition certain third-party services to internal resources.
•Service-related: The organic increases are primarily due to higher professional services associated with the launch of new customer value propositions.
•Facility, provision, franchise and other: The organic increases are primarily due to the net effect of (i) lower bad debt provisions and (ii) higher travel-related expenses. In addition, the increase for the six-month comparison includes the negative impact of an accrual release during the first quarter of 2022 related to a favorable court ruling associated with an industry levy on franchise fees.
C&W Panama. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Personnel and contract labor	$21.6	$17.4	$4.2	$3.0	$1.2
Network-related	14.0	10.3	3.7	4.5	(0.8)
Service-related	4.2	3.6	0.6	0.7	(0.1)
Commercial	6.0	4.9	1.1	4.9	(3.8)
Facility, provision, franchise and other	20.9	12.8	8.1	12.0	(3.9)
Share-based compensation expense	1.7	2.1	(0.4)	—	(0.4)
Total other operating costs and expenses	$68.4	$51.1	$17.3	$25.1	$(7.8)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Personnel and contract labor	$43.2	$36.3	$6.9	$6.0	$0.9
Network-related	26.9	20.2	6.7	9.0	(2.3)
Service-related	8.6	8.2	0.4	1.4	(1.0)
Commercial	14.5	10.8	3.7	9.8	(6.1)
Facility, provision, franchise and other	46.5	23.4	23.1	24.0	(0.9)
Share-based compensation expense	2.3	3.4	(1.1)	—	(1.1)
Total other operating costs and expenses	$142.0	$102.3	$39.7	$50.2	$(10.5)
•Network-related: The organic decreases are primarily due to lower maintenance-related costs, mainly driven by the transition to a lower-cost vendor.
•Commercial: The organic decreases are primarily due to (i) lower third-party sales commissions and (ii) lower marketing costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to the net effect of (i) lower bad debt expense, (ii) lower office and facility-related costs, (iii) lower franchise fees, (iv) higher integration-related costs and (v) higher facilities maintenance expense. In addition, the three-month comparison includes a decrease associated with operating lease expense resulting from decommissioned towers.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$11.7	$9.8	$1.9	$(0.7)	$2.6
Network-related	10.7	10.4	0.3	(0.2)	0.5
Service-related	1.3	1.1	0.2	(0.1)	0.3
Commercial	0.8	0.3	0.5	—	0.5
Facility, provision, franchise and other	5.6	5.3	0.3	(0.3)	0.6
Share-based compensation expense	1.5	1.7	(0.2)	—	(0.2)
Total other operating costs and expenses	$31.6	$28.6	$3.0	$(1.3)	$4.3

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$22.4	$22.0	$0.4	$(1.7)	$2.1
Network-related	21.4	22.1	(0.7)	(0.7)	—
Service-related	2.3	2.1	0.2	(0.1)	0.3
Commercial	1.1	0.6	0.5	—	0.5
Facility, provision, franchise and other	12.3	10.2	2.1	(0.9)	3.0
Share-based compensation expense	2.2	2.7	(0.5)	—	(0.5)
Total other operating costs and expenses	$61.7	$59.7	$2.0	$(3.4)	$5.4

•Personnel and contract labor: The organic increases are primarily due to higher bonus and salary-related expenses.
•Facility, provision, franchise and other: The organic increases are primarily due to bad debt provisions and other insignificant changes across numerous cost categories.
Liberty Puerto Rico. The following tables set forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended June 30,
			Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$33.1	$38.3	$(5.2)
Network-related	13.4	10.7	2.7
Service-related	20.4	13.8	6.6
Commercial	11.4	12.2	(0.8)
Facility, provision, franchise and other	48.3	38.7	9.6
Share-based compensation expense	1.7	1.6	0.1
Total other operating costs and expenses	$128.3	$115.3	$13.0

	Six months ended June 30,
			Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$74.3	$78.9	$(4.6)
Network-related	25.6	21.6	4.0
Service-related	35.3	25.3	10.0
Commercial	22.9	24.3	(1.4)
Facility, provision, franchise and other	97.5	82.3	15.2
Share-based compensation expense	3.5	4.8	(1.3)
Total other operating costs and expenses	$259.1	$237.2	$21.9
•Personnel and contract labor: The decreases are primarily due to the receipt of a payroll tax credit during the first and second quarters of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic. The decrease for the six-month comparison is partially offset by higher salaries and related personnel costs, including the impact of higher amortization of deferred commissions in connection with the AT&T Acquisition.
•Network-related: The increases are primarily due to higher maintenance costs and fees related to the migration of customers to our mobile network. In addition, the increase for the six-month comparison includes higher network-related integration costs associated with the AT&T Acquisition and network outages.
•Service-related: The increases are primarily due to higher (i) professional services charges, (ii) service-related integration costs associated with the AT&T Acquisition and (iii) regulatory fees.
•Facility, provision, franchise and other: The increases are primarily due to the net effect of (i) higher (a) bad debt expense, primarily resulting from lower expected credit loss rates established during the second quarter of 2022, (b) bank-related fees associated with certain services being provided under a transition service agreement and (c) utility costs, and (ii) decreases due to business interruption insurance claim benefits recognized during the second quarter of 2023 related to the power outages experienced during the second quarter of 2022.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$8.9	$6.4	$2.5	$1.7	$0.8
Network-related	10.0	8.1	1.9	1.8	0.1
Service-related	5.9	6.0	(0.1)	1.3	(1.4)
Commercial	14.4	13.0	1.4	2.8	(1.4)
Facility, provision, franchise and other	17.8	11.3	6.5	3.4	3.1
Share-based compensation expense	0.3	0.5	(0.2)	0.1	(0.3)
Total other operating costs and expenses	$57.3	$45.3	$12.0	$11.1	$0.9

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$17.4	$13.8	$3.6	$2.8	$0.8
Network-related	19.9	16.8	3.1	3.0	0.1
Service-related	12.0	11.4	0.6	2.0	(1.4)
Commercial	28.4	26.7	1.7	4.6	(2.9)
Facility, provision, franchise and other	35.3	27.9	7.4	5.7	1.7
Share-based compensation expense	0.5	1.4	(0.9)	0.1	(1.0)
Total other operating costs and expenses	$113.5	$98.0	$15.5	$18.2	$(2.7)
•Service-related: The organic decreases are primarily due to professional services incurred during 2022 related to a software implementation.
•Commercial: The organic decreases are primarily due to integration costs incurred during 2022 related to rebranding associated with the Liberty Telecomunicaciones Acquisition.
•Facility, provision, franchise and other: The organic increases are primarily due to the negative impact of purchase accounting adjustments associated with the Liberty Telecomunicaciones Acquisition that decreased rent expense during the second quarter of 2022.
Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended June 30,		Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$11.8	$7.4	$4.4
Service-related	8.1	4.7	3.4
Facility, provision, franchise and other	9.3	6.2	3.1
Share-based compensation expense	14.8	15.4	(0.6)
Total other operating costs and expenses	$44.0	$33.7	$10.3

	Six months ended June 30,		Increase
	2023	2022
	in millions

Personnel and contract labor	$23.9	$16.5	$7.4
Service-related	13.2	8.3	4.9
Facility, provision, franchise and other	18.9	12.9	6.0
Share-based compensation expense	35.8	29.8	6.0
Total other operating costs and expenses	$91.8	$67.5	$24.3
•Personnel and contract labor: The increases are primarily attributable to (i) higher bonus costs due to a shift in bonus payments in the form of equity to cash and (ii) higher salaries and related personnel costs, mainly resulting from higher staffing levels in our operations center in Panama.
•Service-related: The increases are primarily due to increases in professional services costs.
•Facility, provision, franchise and other: The increases are primarily due to insurance costs related to (i) claims associated with cable breaks that occurred during the first half of 2023, and (ii) business interruption claims submitted by our Liberty Puerto Rico business during 2022.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $27 million or 13% and $48 million or 11% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to the net effect of (i) an increase in property and equipment additions, primarily associated with baseline related additions, the installation of CPE and the expansion and upgrade of our networks and other capital initiatives, (ii) a decrease associated with customer relationship assets becoming fully depreciated in Liberty Puerto Rico and (iii) an increase at C&W Panama resulting from the Claro Panama Acquisition.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Impairment charges (a)	$26.4	$556.6	$47.6	$558.5
Restructuring charges (b)	14.4	2.9	27.5	5.6
Other operating items, net (c)	—	9.1	(4.6)	12.3
Total	$40.8	$568.6	$70.5	$576.4
(a)The 2023 amounts primarily relate to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. The 2022 amounts primarily consist of goodwill impairment charges associated with certain reporting units within the C&W Caribbean segment.
(b)The 2023 amounts include employee severance and termination costs related to reorganization activities, primarily at (i) C&W Caribbean (ii) C&W Panama and (iii) Liberty Costa Rica.
(c)The 2023 amount primarily relates to gains on asset dispositions. The 2022 amounts primarily include direct acquisition costs.

Interest expense
Our interest expense increased $12 million and $29 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. The increases are primarily attributable to the net effect of (i) higher weighted-average interest rates and (ii) lower average outstanding debt balances, primarily resulting from the disposition of the Chile JV Entities in October 2022.
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Interest rate and cross-currency derivative contracts (a)	$75.2	$276.1	$39.7	$258.5
Foreign currency forward contracts and other	(3.1)	15.0	(18.9)	6.7
Weather Derivatives (b)	(7.7)	(7.8)	(15.5)	(15.6)
Total	$64.4	$283.3	$5.3	$249.6
(a)The gains during the three and six months ended June 30, 2023 and 2022 are primarily attributable to the net effect of (i) changes in interest rates and (ii) for the 2022 periods, changes in FX rates predominantly due to changes in the value of the CLP relative to the U.S. dollar prior to the disposition of the Chile JV Entities.
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$(3.3)	$(246.3)	$32.7	$(139.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(4.4)	2.6	6.2	10.7
Other (b)	1.0	(18.3)	3.6	(37.0)
Total	$(6.7)	$(262.0)	$42.5	$(165.4)
(a)    The changes during the three and six months ended June 30, 2023 are primarily related to a CRC functional currency entity. The losses during the three and six months ended June 30, 2022 are primarily related to a CLP functional currency entity.
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
We recognized gains (losses) on debt extinguishment, net, of nil and ($4 million) during the three and six months ended June 30, 2023, respectively, and nil during each of the three and six months ended June 30, 2022. The net loss during the six months ended June 30, 2023 is primarily associated with refinancing activity at Liberty Costa Rica.
For additional information concerning our debt repurchases and repayments, see note 8 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense $31 million and $40 million during the three months ended June 30, 2023 and 2022, respectively, and $44 million and $63 million during the six months ended June 30, 2023 and 2022, respectively.
For the three and six months ended June 30, 2023, the income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences and permanent tax differences, such as non-taxable income. For the three months ended June 30, 2023, income tax expense reflects net increases in uncertain tax positions, while for the six months ended June 30, 2023, income tax expense reflects net releases in uncertain tax positions.
For the three and six months ended June 30, 2022, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of non-deductible goodwill impairment, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences, permanent tax differences, such as non-taxable income, and net decreases in valuation allowances.
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.

Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Operating income (loss)	$139.5	$(352.9)	$252.5	$(168.3)
Net non-operating expenses	$(89.7)	$(116.0)	$(252.5)	$(187.6)
Income tax expense	$(30.6)	$(39.7)	$(43.8)	$(62.5)
Net earnings (loss)	$19.2	$(508.6)	$(43.8)	$(418.4)
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2023, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2023. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 8 to our condensed consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$28.4
Unrestricted subsidiaries (b)	81.5
Total Liberty Latin America and unrestricted subsidiaries	109.9
Borrowing groups (c):
C&W (d)	474.6
Liberty Puerto Rico	13.5
Liberty Costa Rica	34.9
Total borrowing groups	523.0
Total cash and cash equivalents	$632.9
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
(d)Includes $23 million and $35 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the six months ended June 30, 2023, the aggregate value of our share repurchases was $82 million. For additional information regarding our Share Repurchase Program, see note 15 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2023, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2023, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2023, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,042 million, including $316 million that is classified as current in our condensed consolidated balance sheet and $7,362 million that is not due until 2027 or thereafter. At June 30, 2023, $7,738 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at June 30, 2023 is $294 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 8 to our condensed consolidated financial statements.
The weighted average interest rate in effect at June 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 6.9%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at June 30, 2023 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.6)%
Liberty Puerto Rico	(0.7)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.2)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 5.9% at June 30, 2023.
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

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Six months ended June 30,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$288.0	$347.1	$(59.1)
Net cash used by investing activities	(291.1)	(342.9)	51.8
Net cash provided (used) by financing activities	(132.7)	31.1	(163.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(2.4)	(1.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(140.0)	$32.9	$(172.9)
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) a decline in Adjusted OIBDA and related working capital items and (ii) an increase associated with derivative instruments.
Investing Activities. The cash used by investing activities during 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments made during the year. The cash used by investing activities during 2022 primarily relates to (i) capital expenditures and (ii) acquisitions. The cash used for acquisitions during the 2022 period comprises cash paid for the BBVI Acquisition, partially offset by cash received in connection with finalizing the purchase price of the Liberty Telecomunicaciones Acquisition. For additional information regarding our acquisitions, see note 4 to our condensed consolidated financial statements.
The capital expenditures, net, that we report in our condensed consolidated statements of cash flows, which relates to cash paid for property and equipment, do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, and (ii) our total property and equipment additions, which include our capital expenditures, net, on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements.
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2023	2022
	in millions

Property and equipment additions	$337.1	$367.1
Assets acquired under capital-related vendor financing arrangements	(71.9)	(67.5)
Changes in current liabilities related to capital expenditures and other	7.9	19.5
Capital expenditures, net	$273.1	$319.1
The decrease in our property and equipment additions during the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) a decrease associated with the disposition of the Chile JV Entities in October 2022, and (ii) an increase related to baseline additions and new build activity. During the six months ended June 30, 2023 and 2022, our property and equipment additions represented 15.1% and 15.1% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2023, we used $133 million of cash from financing activities, primarily due to (i) $80 million of cash outflow associated with the repurchase of Liberty Latin America common shares, (ii) $41 million in payments related to distributions to noncontrolling interest owners in C&W Panama and C&W Bahamas, and

(iii) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica. During the six months ended June 30, 2022, we generated $31 million of cash from financing activities, primarily due to the net effect of (i) $153 million of net borrowings of debt, (ii) $119 million associated with the repurchase of Liberty Latin America common shares and (iii) $12 million of net cash received related to derivative instruments, primarily related to the settlement of certain cross currency swaps at VTR prior to the disposition of the Chile JV Entities.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2023 and 2022, see note 5 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2023	December 31, 2022
Spot rates:
JMD	153.51	151.92
CRC	546.43	591.80

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Average rates:
JMD	152.87	153.91	152.93	154.39
CRC	540.45	674.27	551.61	659.60
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2023, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $89 million ($90 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $27 million ($25 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(48.5)	$(98.3)	$(62.5)	$(101.0)	$(101.0)	$(61.1)	$(23.9)	$(496.3)
Other (b)	13.9	6.6	—	—	—	—	—	20.5
Total	$(34.6)	$(91.7)	$(62.5)	$(101.0)	$(101.0)	$(61.1)	$(23.9)	$(475.8)
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
As disclosed in our 2022 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2023.
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
•a human resource and payroll technology solution was implemented for certain of our segments to standardize and enhance the related processes and controls; and
•held trainings to reinforce control concepts and responsibilities for control performers.

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
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2023 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2023 through April 30, 2023:
Class A	0.4	$8.43	0.4	(b)
Class C	1.3	$8.47	1.3
May 1, 2023 through May 31, 2023:
Class A	0.7	$8.08	0.7	(b)
Class C	1.9	$7.88	1.9
June 1, 2023 through June 30, 2023:
Class A	—	$—	—	(b)
Class C	2.6	$8.21	2.6
Total – April 1, 2023 through June 30, 2023:
Class A	1.1	$8.20	1.1	(b)
Class C	5.9	$8.16	5.9
(a)Average price paid per share includes direct acquisition costs.
(b)At June 30, 2023, the remaining amount authorized for repurchases under the Share Repurchase Program was $175 million.

Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Form of Amended and Restated Credit Agreement, dated as of January 24, 2020 (as amended by the 2021 Extension Amendment dated as of September 23, 2021, the Term B-6 Joinder dated as of September 23, 2021, and the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*#

10.2
Form of Amended and Restated Credit Agreement, dated as of March 22, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, Liberty Communications of Puerto Rico LLC and The Bank of Nova Scotia.*#

10.3
Form of Amended and Restated Credit Agreement, dated as of March 25, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, LCPR Loan Financing LLC and The Bank of Nova Scotia.*#

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
*    Filed herewith
**    Furnished herewith
# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Liberty Latin America hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 8, 2023	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 8, 2023	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer