Form 10-Q
period 2023-09-30
Liberty Latin America Ltd.
filed 2023-11-09
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2023 was: 40.8 million Class A; 2.2 million Class B; and 161.7 million Class C.

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

2022 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2022
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
BBVI Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in the Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
Convertible Notes	$220 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Directors	Members of Liberty Latin America’s board of directors
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC

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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment (formerly referred to as our reportable segment, C&W Networks & LatAm) comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Liberty Telecomunicaciones Acquisition	August 9, 2021 acquisition of Telefónica’s wireless operations in Costa Rica
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a new component of the Employee Incentive Plan implemented during the second quarter of 2023 whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units

GLOSSARY OF DEFINED TERMS – (Continued)

SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
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

SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	U.S. Virgin Islands
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
VTR Notes	Senior and senior secured notes issued by certain entities of VTR that were disposed of upon the formation of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$571.6	$781.0
Trade receivables, net	648.1	603.3
Prepaid expenses	91.1	65.1
Current derivative assets	101.9	91.3
Current notes receivable, net	84.0	92.0
Current contract assets	107.6	107.3
Other current assets, net	366.3	338.9
Total current assets	1,970.6	2,078.9

Goodwill	3,469.8	3,421.3
Property and equipment, net	4,254.7	4,293.6
Intangible assets not subject to amortization	1,592.8	1,592.8
Intangible assets subject to amortization, net	577.3	688.1
Other assets, net	1,443.3	1,500.5
Total assets	$13,308.5	$13,575.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$404.5	$525.1
Current portion of deferred revenue	150.8	151.7
Current portion of debt and finance lease obligations	558.1	226.9
Accrued interest	110.8	118.2
Accrued payroll and employee benefits	83.3	82.1
Current derivative liabilities	19.0	42.3
Current portion of operating lease liabilities	83.4	76.7
Other accrued and current liabilities	520.1	550.8
Total current liabilities	1,930.0	1,773.8
Long-term debt and finance lease obligations	7,356.6	7,653.8
Deferred tax liabilities	674.7	688.7
Deferred revenue	89.4	109.3
Other long-term liabilities	829.1	792.9
Total liabilities	10,879.8	11,018.5

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 52.6 million and 40.9 million shares issued and outstanding, respectively, at September 30, 2023; 51.8 million and 42.7 million shares issued and outstanding, respectively, at December 31, 2022	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.2 million shares issued and outstanding at September 30, 2023; 2.1 million shares issued and outstanding at December 31, 2022	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 189.6 million and 162.5 million shares issued and outstanding, respectively, at September 30, 2023; 187.4 million and 171.3 million shares issued and outstanding, respectively, at December 31, 2022	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 38.8 million and 25.3 million shares, respectively	(354.7)	(243.4)
Additional paid-in capital	5,252.4	5,177.1
Accumulated deficit	(2,838.9)	(2,868.1)
Accumulated other comprehensive loss, net of taxes	(193.6)	(149.2)
Total Liberty Latin America shareholders	1,867.6	1,918.8
Noncontrolling interests	561.1	637.9
Total equity	2,428.7	2,556.7
Total liabilities and equity	$13,308.5	$13,575.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Revenue	$1,125.8	$1,220.8	$3,347.5	$3,649.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	259.1	299.1	740.2	903.3
Other operating costs and expenses	462.4	528.7	1,415.4	1,521.4
Depreciation and amortization	230.5	234.3	705.6	661.7
Impairment, restructuring and other operating items, net	11.1	7.0	81.6	583.4
	963.1	1,069.1	2,942.8	3,669.8
Operating income (loss)	162.7	151.7	404.7	(20.4)
Non-operating income (expense):
Interest expense	(152.3)	(149.2)	(448.0)	(415.8)
Realized and unrealized gains on derivative instruments, net	47.5	135.4	52.8	385.0
Foreign currency transaction gains (losses), net	3.7	(56.5)	46.2	(221.9)
Gains (losses) on debt extinguishments, net	0.3	41.1	(3.9)	41.1
Other expense, net	(3.6)	(1.8)	(4.0)	(7.0)
	(104.4)	(31.0)	(356.9)	(218.6)
Earnings (loss) before income taxes	58.3	120.7	47.8	(239.0)
Income tax expense	(10.4)	(38.8)	(51.9)	(100.6)
Net earnings (loss)	47.9	81.9	(4.1)	(339.6)
Net loss (earnings) attributable to noncontrolling interests	11.8	(6.2)	33.3	30.3
Net earnings (loss) attributable to Liberty Latin America shareholders	$59.7	$75.7	$29.2	$(309.3)

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.29	$0.34	$0.14	$(1.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Net earnings (loss)	$47.9	$81.9	$(4.1)	$(339.6)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	8.6	21.7	31.0	52.9
Reclassification adjustments included in net earnings (loss)	—	(3.2)	—	(6.7)
Pension-related adjustments and other, net	(4.0)	(7.6)	(74.5)	(16.7)
Other comprehensive earnings (loss)	4.6	10.9	(43.5)	29.5
Comprehensive earnings (loss)	52.5	92.8	(47.6)	(310.1)
Comprehensive loss (earnings) attributable to noncontrolling interests	11.6	(6.7)	32.4	30.8
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$64.1	$86.1	$(15.2)	$(279.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2022	$0.5	$—	$1.9	$(192.8)	$5,146.2	$(3,082.4)	$(70.1)	$1,803.3	$638.0	$2,441.3
Net earnings	—	—	—	—	—	75.7	—	75.7	6.2	81.9
Other comprehensive earnings	—	—	—	—	—	—	10.4	10.4	0.5	10.9
Repurchase of Liberty Latin America common shares	—	—	—	(33.6)	—	—	—	(33.6)	—	(33.6)
Share-based compensation	—	—	—	—	17.9	—	—	17.9	—	17.9
Balance at September 30, 2022	$0.5	$—	$1.9	$(226.4)	$5,164.1	$(3,006.7)	$(59.7)	$1,873.7	$644.7	$2,518.4

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,697.4)	$(89.7)	$2,216.5	$677.4	$2,893.9
Net loss	—	—	—	—	—	(309.3)	—	(309.3)	(30.3)	(339.6)
Other comprehensive earnings	—	—	—	—	—	—	30.0	30.0	(0.5)	29.5
Repurchase of Liberty Latin America common shares	—	—	—	(152.4)	—	—	—	(152.4)	—	(152.4)
Distribution to noncontrolling interest owner	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	0.1	—	88.8	—	—	88.9	—	88.9
Balance at September 30, 2022	$0.5	$—	$1.9	$(226.4)	$5,164.1	$(3,006.7)	$(59.7)	$1,873.7	$644.7	$2,518.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2023	$0.5	$—	$1.9	$(325.2)	$5,227.5	$(2,898.6)	$(198.0)	$1,808.1	$567.2	$2,375.3
Net earnings	—	—	—	—	—	59.7	—	59.7	(11.8)	47.9
Other comprehensive earnings	—	—	—	—	—	—	4.4	4.4	0.2	4.6
Repurchase of Liberty Latin America common shares	—	—	—	(29.5)	—	—	—	(29.5)	—	(29.5)
Share-based compensation	—	—	—	—	24.9	—	—	24.9	—	24.9
Other	—	—	—	—	—	—	—	—	5.5	5.5
Balance at September 30, 2023	$0.5	$—	$1.9	$(354.7)	$5,252.4	$(2,838.9)	$(193.6)	$1,867.6	$561.1	$2,428.7

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	29.2	—	29.2	(33.3)	(4.1)
Other comprehensive loss	—	—	—	—	—	—	(44.4)	(44.4)	0.9	(43.5)
Repurchase of Liberty Latin America common shares	—	—	—	(111.3)	—	—	—	(111.3)	—	(111.3)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(49.9)	(49.9)
Share-based compensation	—	—	—	—	75.3	—	—	75.3	—	75.3
Other	—	—	—	—	—	—	—	—	5.5	5.5
Balance at September 30, 2023	$0.5	$—	$1.9	$(354.7)	$5,252.4	$(2,838.9)	$(193.6)	$1,867.6	$561.1	$2,428.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2023	2022
	in millions
Cash flows from operating activities:
Net loss	$(4.1)	$(339.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	77.8	82.6
Depreciation and amortization	705.6	661.7
Impairments and other non-cash charges, net	49.5	566.6
Amortization of debt financing costs, premiums and discounts, net	23.5	27.8
Realized and unrealized gains on derivative instruments, net	(52.8)	(385.0)
Foreign currency transaction losses (gains), net	(46.2)	221.9
Losses (gains) on debt extinguishments, net	3.9	(41.1)
Deferred income tax expense (benefit)	(12.7)	14.0
Changes in operating assets and liabilities, net of the effect of acquisitions	(238.0)	(317.1)
Net cash provided by operating activities	506.5	491.8

Cash flows from investing activities:
Capital expenditures, net	(422.9)	(494.1)
Cash paid in connection with acquisitions, net of cash acquired	—	(234.1)
Other investing activities, net	(29.6)	(16.4)
Net cash used by investing activities	$(452.5)	$(744.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Nine months ended September 30,
	2023	2022
	in millions
Cash flows from financing activities:
Borrowings of debt	$756.3	$315.3
Payments of principal amounts of debt and finance lease obligations	(855.6)	(220.8)
Repurchase of Liberty Latin America common shares	(110.8)	(152.9)
Net cash received related to derivative instruments	9.8	97.6
Payment of financing costs and debt redemption premiums	(15.4)	(6.5)
Distributions to noncontrolling interest owners	(41.2)	(1.9)
Other financing activities, net	2.0	(8.9)
Net cash provided (used) by financing activities	(254.9)	21.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.3)	(3.5)

Net decrease in cash, cash equivalents and restricted cash	(206.2)	(234.4)

Cash, cash equivalents and restricted cash:
Beginning of period	788.9	1,074.2
End of period	$582.7	$839.8

Cash paid for interest	$423.6	$403.4
Net cash paid for taxes	$60.3	$83.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
ii.Puerto Rico and the USVI, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
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
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2023.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Correction of Immaterial Errors
We identified certain errors in our previously reported consolidated financial statements, primarily related to revenue, deferred tax liabilities, and non-controlling interests. We have completed a quantitative and qualitative evaluation of the errors and concluded that they are immaterial to the previously issued condensed consolidated financial statements. Notwithstanding this evaluation, we have revised (i) our December 31, 2022 consolidated balance sheet, (ii) our consolidated statements of operations, comprehensive earnings (loss), and equity for the three and nine months ended September 30, 2022, and (iii) our cash flows for the nine months ended September 30, 2022 for these errors. The tables below set forth the adjustments to the primary condensed consolidated financial statement line items resulting from these adjustments:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
	in millions

Revenue	$1,222.0	$(1.2)	$1,220.8	$3,654.4	$(5.0)	$3,649.4
Operating income (loss)	$152.9	$(1.2)	$151.7	$(15.4)	$(5.0)	$(20.4)
Earnings (loss) before income taxes	$121.9	$(1.2)	$120.7	$(234.0)	$(5.0)	$(239.0)
Net earnings (loss) attributable to Liberty Latin America shareholders	$84.1	$(8.4)	$75.7	$(310.3)	$1.0	$(309.3)

	December 31, 2022
	As Previously Reported	Adjustments	As Adjusted
	in millions

Total liabilities	$11,009.1	$9.4	$11,018.5
Total equity	$2,566.1	$(9.4)	$2,556.7

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
September 30, 2023
(unaudited)
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

(3)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Nine months ended September 30,
	2023	2022
	in millions

Balance at beginning of period	$101.1	$112.6
Provision for expected losses, net	54.4	52.3
Write-offs	(63.5)	(44.4)
Foreign currency translation adjustments and other	2.5	(23.1)
Balance at end of period	$94.5	$97.4

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
September 30, 2023
(unaudited)
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
The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2022 give effect to the Claro Panama Acquisition, as if it had been completed as of January 1, 2021 (in millions):

Revenue	$3,713.9
Net loss attributable to Liberty Latin America shareholders	$(327.4)

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2023			December 31, 2022
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$101.6	$245.8	$347.4	$91.3	$224.2	$315.5
Other	0.3	—	0.3	—	—	—
Total	$101.9	$245.8	$347.7	$91.3	$224.2	$315.5

Liabilities (b):
Interest rate derivative contracts	$2.5	$36.3	$38.8	$30.4	$—	$30.4
Foreign currency forward contracts	16.5	2.6	19.1	11.9	—	11.9
Total	$19.0	$38.9	$57.9	$42.3	$—	$42.3
(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
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
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Interest rate and cross-currency derivative contracts	$60.1	$159.3	$99.8	$417.8
Foreign currency forward contracts and other	(5.0)	(16.0)	(23.9)	(9.3)
Weather Derivatives	(7.6)	(7.9)	(23.1)	(23.5)
Total	$47.5	$135.4	$52.8	$385.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Nine months ended September 30,
	2023	2022
	in millions

Operating activities	$17.4	$(30.9)
Investing activities	—	5.3
Financing activities	9.8	97.6
Total	$27.2	$72.0
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2023, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $309 million.
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
In connection with the phase-out of LIBOR, we amended or entered into certain derivative contracts to reference Adjusted Term SOFR for interest periods commencing after June 30, 2023.
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	4.8

Liberty Puerto Rico	$500.0	5.0
(a)Includes embedded floors of 0% on certain contracts.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	1.3

Liberty Puerto Rico	$620.0	1.3
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At September 30, 2023, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 5.0 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At September 30, 2023, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 5.0 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2023, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $204 million and CRC 120 billion, respectively, with a weighted average remaining contractual life of 0.6 years.

(6)    Fair Value Measurements
General
We use the fair value method to account for most of our derivative instruments. The reported fair values of our derivative instruments likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement.
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
September 30, 2023
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
Goodwill
During the third quarter of 2023, we completed our annual goodwill impairment assessment. Additionally, during the second quarter of 2022, primarily due to significant increases in interest rates, we performed goodwill impairment analyses of all of our reporting units. For both of these assessments, we used an income approach to determine the estimated fair values of these reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services.
Based upon the results of the aforementioned analyses, we (i) did not recognize any goodwill impairment charges during the third quarter of 2023, and (ii) recognized impairment charges associated with certain reporting units of our C&W Caribbean segment during the second quarter of 2022. For additional information regarding goodwill impairment charges resulting from these impairment analyses, see note 7.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2023	$1,220.4	$617.1	$654.0	$501.1	$428.7	$3,421.3
Acquisitions and related adjustments	—	—	(5.7)	—	5.7	—
Foreign currency translation adjustments and other	(1.7)	—	6.1	—	44.1	48.5
September 30, 2023	$1,218.7	$617.1	$654.4	$501.1	$478.5	$3,469.8
Based on the results of our annual goodwill impairment test, we determined no impairment of goodwill was required. If, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
During the nine months ended September 30, 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units, and is recorded in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.
Our accumulated goodwill impairments were $2,784 million at each of September 30, 2023 and December 31, 2022.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2023	December 31, 2022
	in millions

Distribution systems	$4,852.8	$4,419.1
Support equipment, buildings, land and CIP	2,093.5	2,232.7
CPE	1,048.8	919.0
	7,995.1	7,570.8
Accumulated depreciation	(3,740.4)	(3,277.2)
Total	$4,254.7	$4,293.6
During the nine months ended September 30, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $118 million and $114 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2023	December 31, 2022
	in millions

Customer relationships	$1,321.6	$1,464.4
Licenses and other	284.8	278.9
	1,606.4	1,743.3
Accumulated amortization	(1,029.1)	(1,055.2)
Total	$577.3	$688.1
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	September 30, 2023	December 31, 2022
	in millions

Spectrum licenses	$1,051.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,592.8	$1,592.8

(8)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2023			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

		in millions

Convertible Notes (d)	2.00%	—	$—	$209.5	$357.4	$220.3	$402.5
C&W Notes	6.55%	—	—	1,523.3	1,591.6	1,715.0	1,715.0
C&W Credit Facilities	7.27%	(e)	654.5	2,645.7	2,505.0	2,684.3	2,605.2
LPR Senior Secured Notes	6.08%	—	—	1,729.0	1,772.7	1,981.0	1,981.0
LPR Credit Facilities	9.20%	$172.5	172.5	614.6	613.8	620.0	620.0
LCR Credit Facilities (f)	10.88%	$60.0	60.0	451.0	382.9	450.0	419.3
Vendor financing and other (g)	7.88%	—	—	309.2	223.1	309.2	223.1
Total debt before premiums, discounts and deferred financing costs	7.05%		$887.0	$7,482.3	$7,446.5	$7,979.8	$7,966.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2023	December 31, 2022
	in millions

Total debt before premiums, discounts and deferred financing costs	$7,979.8	$7,966.1
Premiums, discounts and deferred financing costs, net	(73.1)	(94.0)
Total carrying amount of debt	7,906.7	7,872.1
Finance lease obligations	8.0	8.6
Total debt and finance lease obligations	7,914.7	7,880.7
Less: Current maturities of debt and finance lease obligations	(558.1)	(226.9)
Long-term debt and finance lease obligations	$7,356.6	$7,653.8
(a)Represents the weighted average interest rate in effect at September 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2023, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2023 compliance reporting requirements. At September 30, 2023, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument’s conversion option. At September 30, 2023, the carrying value of the Convertible Notes was $212 million and the unamortized debt discount on the Convertible Notes was $8 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)The LCR Credit Facilities at December 31, 2022 comprise certain CRC and U.S. dollar term loans and a U.S. dollar revolving credit facility. For information on the LCR Credit Facilities at September 30, 2023, see Financing Activity below.
(g)Primarily represents $303 million and $217 million at September 30, 2023 and December 31, 2022, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $132 million and $116 million for the nine months ended September 30, 2023 and 2022, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided by operating activities and a cash inflow within net cash used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During May 2023, the terms of the agreements underlying the C&W Credit Facilities and the LPR Credit Facilities were amended, which resulted in (i) the replacement of LIBOR-based benchmark rates with Adjusted Term SOFR for the C&W Term Loan B-5 Facility, the C&W Term Loan B-6 Facility, the C&W Revolving Credit Facility, the 2028 LPR Term Loan and the LPR Revolving Credit Facility for interest periods commencing after June 30, 2023, (ii) the modification of the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks and (iii) certain conforming changes. The credit adjustment spreads applicable to the aforementioned debt instruments are 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively.
In the tables below, non-cash activity relates to borrowings that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of the outstanding debt instruments within the same borrowing group.
During the nine months ended September 30, 2023 and 2022, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Borrowing currency	Non-cash component
						in millions

2023	C&W	Other	100%	(a)	6.483%	$69.0	$—
2023	C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$40.0	$—

2023	Liberty Puerto Rico	LPR Revolving Credit Facility (b)	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$65.0	$—

2023	Liberty Costa Rica	2031 LCR Term Loan A	100%	January 15, 2031	10.875%	$50.0	$—
2023	Liberty Costa Rica	2031 LCR Term Loan B	100%	January 15, 2031	10.875%	$400.0	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility (c)	N/A	January 15, 2028	Term SOFR + 4.25%	$—	N/A

2022	C&W	2028 CWP Term Loan	100%	January 18, 2028	4.25%	$435.0	$272.9
2022	C&W	CWP Revolving Credit Facility (d)	100%	January 18, 2027	Adjusted Term SOFR + 3.75%	$12.0	N/A
N/A – Not applicable.
(a)This borrowing is due in three annual installments beginning in May 2024.
(b)During the second and third quarters of 2023, we borrowed, and repaid within the respective quarter, $30 million and $35 million, respectively.
(c)In January 2023, the LCR Revolving Credit Facility was amended and restated. The amended and restated $60 million LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(d)The CWP Revolving Credit Facility has a fee on unused commitments of 0.5%.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
During the nine months ended September 30, 2023 and 2022, we made certain repurchases or repayments on the following debt instruments, including repayments related to the Chile JV Entities:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)	Non-cash component
				USD in millions, CRC in billions

2023	C&W	C&W Revolving Credit Facility	100%		$20.0	$20.0	$—

2023	Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$65.0	$65.0	$—

2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7	$—
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6	$—
2023	Liberty Costa Rica	LCR Revolving Credit Facility	100%		$8.0	$8.0	$—

2023	Liberty Latin America	Convertible Notes	(b)		$173.0	$173.0	$—

2022	C&W	CWP Credit Facilities	100%		$272.9	$272.9	$272.9
2022	VTR	VTR Notes	(c)		$48.1	$48.1	$—
(a)Translated at the transaction date, as applicable.
(b)During 2023, we repurchased and cancelled $182 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.9%. In connection with these repurchases, we unwound $182 million of the related Capped Calls.
(c)Prior to the disposition of the Chile JV Entities and during the third quarter of 2022, in aggregate we repurchased and cancelled approximately $91 million original principal amount of certain of the outstanding senior secured notes and senior notes of the Chile JV Entities.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Maturities of Debt
Maturities of our debt as of September 30, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2023 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2023 (remainder of year)	$114.8	$16.7	$6.5	$0.4	$138.4
2024	188.8	24.9	—	220.6	434.3
2025	26.2	—	—	—	26.2
2026	23.6	—	—	—	23.6
2027	1,715.5	1,161.0	—	—	2,876.5
2028	1,997.6	620.0	—	—	2,617.6
Thereafter	593.2	820.0	450.0	—	1,863.2
Total debt maturities	4,659.7	2,642.6	456.5	221.0	7,979.8
Premiums, discounts and deferred financing costs, net	(27.4)	(23.5)	(14.3)	(7.9)	(73.1)
Total debt	$4,632.3	$2,619.1	$442.2	$213.1	$7,906.7
Current portion	$296.3	$41.6	$6.5	$213.1	$557.5
Noncurrent portion	$4,336.0	$2,577.5	$435.7	$—	$7,349.2
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions
Operating lease expense:
Operating lease cost	$34.8	$29.4	$100.2	$85.3
Short-term lease cost	7.0	5.9	21.8	17.9
Total operating lease expense	$41.8	$35.3	$122.0	$103.2
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	September 30, 2023	December 31, 2022
	in millions

Operating lease right-of-use assets (a)	$482.3	$550.8
Operating lease liabilities:
Current	$83.4	$76.7
Noncurrent	490.6	438.5
Total operating lease liabilities	$574.0	$515.2

Weighted-average remaining lease term	7.6 years	8.2 years

Weighted-average discount rate	7.7%	7.5%

	Nine months ended September 30,
	2023	2022
	in millions

Operating cash outflows related to operating leases	$99.6	$92.8
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$38.1	$171.7
(a)During the three and nine months ended September 30, 2023, we recorded impairment charges totaling $7 million and $50 million, respectively, associated with certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. These charges are included in impairment, restructuring and other, net, in our condensed consolidated statements of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2023 and 2022, respectively.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2023 exchange rates.

Years ending December 31:
2023 (remainder of year)	$31.8
2024	119.2
2025	110.8
2026	100.1
2027	85.7
2028	77.5
Thereafter	254.0
Total operating lease liabilities on an undiscounted basis	779.1
Present value discount	(205.1)
Present value of operating lease liabilities	$574.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2023, we have approximately $285 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of five years.

(11)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Programming and copyright	$60.2	$91.6	$180.3	$302.1
Interconnect	77.5	88.6	227.5	262.7
Equipment and other (a)	121.4	118.9	332.4	338.5
Total programming and other direct costs of services	$259.1	$299.1	$740.2	$903.3
(a)Includes amounts related to cost of goods sold from equipment sales of $75 million and $88 million for the three months ended September 30, 2023 and 2022, respectively, and $231 million and $258 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Personnel and contract labor	$130.8	$155.3	$418.1	$453.6
Network-related	65.2	88.6	193.6	250.1
Service-related	52.3	52.8	162.6	158.6
Commercial	47.1	58.9	136.2	182.5
Facility, provision, franchise and other	142.9	152.3	427.1	394.0
Share-based compensation expense	24.1	20.8	77.8	82.6
Total other operating costs and expenses	$462.4	$528.7	$1,415.4	$1,521.4

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
Income tax expense was $10 million and $39 million during the three months ended September 30, 2023 and 2022, respectively, and $52 million and $101 million during the nine months ended September 30, 2023 and 2022, respectively. This represents an effective income tax rate of (17.8)% and (32.1%) for the three months ended September 30, 2023 and 2022, respectively, and (108.6)% and 42.1% for the nine months ended September 30, 2023 and 2022, respectively, including items treated discretely.
For the three and nine months ended September 30, 2023, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences and permanent tax differences, such as non-taxable income.
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
September 30, 2023
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions, except per share amounts
Numerator:
Basic EPS computation:
Net earnings (loss) attributable to Liberty Latin America shareholders - basic	$59.7	$75.7	$29.2	$(309.3)
Diluted EPS computation:
Add back: interest expense, amortization of deferred financing costs and discounts, and net loss on debt extinguishment associated with Convertible Notes (if-converted method)	—	6.3	—	—
Net earnings (loss) attributable to Liberty Latin America shareholders - diluted	$59.7	$82.0	$29.2	$(309.3)

Denominator:
Basic EPS computation:
Weighted average shares - basic (a)	207.2	220.2	211.7	224.4
Diluted EPS computation:
Incremental shares attributable to the release of SARs, PSUs and RSUs upon vesting, the LTVP and the ESPP (treasury stock method)	1.4	0.9	1.1	—
Number of shares issuable under our Convertible Notes (if-converted method) (b)	—	19.5	—	—
Weighted average shares - diluted (c)	208.6	240.6	212.8	224.4

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.29	$0.34	$0.14	$(1.38)
(a)We reported a net loss attributable to Liberty Latin America shareholders during the nine months ended September 30, 2022. As a result, the potentially dilutive effect at September 30, 2022 of the following items was not included in the computation of diluted EPS for such period because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria (in millions):

Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	35.8
Outstanding PSUs and PSARs	8.7
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method)	19.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
(b)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
(c)We reported net earnings attributable to Liberty Latin America shareholders during the three and nine months ended September 30, 2023 and the three months ended September 30, 2022. The following table sets forth items that have been excluded from our computation of diluted EPS because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	32.0	35.1	32.8
Outstanding PSUs and PSARs	8.8	8.5	8.8
ESPP	0.1	—	0.1
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method)	10.7	—	10.7

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
During the nine months ended September 30, 2023, we repurchased 2.6 million and 11.0 million Class A and Class C common shares, respectively. During the nine months ended September 30, 2022, we repurchased 2.7 million and 14.3 million Class A and Class C common shares, respectively. At September 30, 2023, the remaining amount authorized for share repurchases under the Share Repurchase Program was $146 million.
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
September 30, 2023
(unaudited)
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
As of September 30, 2023, unless otherwise specified below, our reportable segments are as follows:
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
September 30, 2023
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

C&W Caribbean	$360.5	$359.1	$1,070.6	$1,069.5
C&W Panama	190.4	172.5	536.5	441.3
Liberty Networks	112.5	102.8	339.8	326.8
Liberty Puerto Rico	351.2	365.7	1,064.2	1,091.4
Liberty Costa Rica	134.6	109.2	399.0	324.6
VTR	—	129.8	—	450.6
Corporate	6.5	5.4	18.5	16.5
Intersegment eliminations	(29.9)	(23.7)	(81.1)	(71.3)
Total	$1,125.8	$1,220.8	$3,347.5	$3,649.4

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

C&W Caribbean	$150.4	$132.7	$436.9	$397.1
C&W Panama	58.5	46.7	161.0	131.6
Liberty Networks	64.2	58.9	200.0	196.6
Liberty Puerto Rico	116.4	130.3	381.6	413.2
Liberty Costa Rica	49.9	32.8	145.2	98.6
VTR	—	31.2	—	115.6
Corporate	(11.0)	(18.8)	(55.0)	(45.4)
Total	$428.4	$413.8	$1,269.7	$1,307.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Total Adjusted OIBDA	$428.4	$413.8	$1,269.7	$1,307.3
Share-based compensation expense	(24.1)	(20.8)	(77.8)	(82.6)
Depreciation and amortization	(230.5)	(234.3)	(705.6)	(661.7)
Impairment, restructuring and other operating items, net	(11.1)	(7.0)	(81.6)	(583.4)
Operating income (loss)	162.7	151.7	404.7	(20.4)
Interest expense	(152.3)	(149.2)	(448.0)	(415.8)
Realized and unrealized gains on derivative instruments, net	47.5	135.4	52.8	385.0
Foreign currency transaction gains (losses), net	3.7	(56.5)	46.2	(221.9)
Gains (losses) on debt extinguishments, net	0.3	41.1	(3.9)	41.1
Other expense, net	(3.6)	(1.8)	(4.0)	(7.0)
Earnings (loss) before income taxes	$58.3	$120.7	$47.8	$(239.0)
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

	Nine months ended September 30,
	2023	2022
	in millions

C&W Caribbean	$173.8	$151.4
C&W Panama	82.8	71.6
Liberty Networks	37.1	32.0
Liberty Puerto Rico	158.4	154.8
Liberty Costa Rica	46.2	45.7
VTR	—	107.3
Corporate	26.0	28.3
Total property and equipment additions	524.3	591.1
Assets acquired under capital-related vendor financing arrangements	(117.7)	(114.2)
Changes in current liabilities related to capital expenditures and other	16.3	17.2
Total capital expenditures, net	$422.9	$494.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
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

	Three months ended September 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.6	$29.6	$—	$120.5	$37.9	$—	$—	$310.6
Non-subscription revenue	6.5	1.4	—	7.7	4.0	—	(1.8)	17.8
Total residential fixed revenue	129.1	31.0	—	128.2	41.9	—	(1.8)	328.4
Residential mobile revenue:
Service revenue	83.9	66.0	—	99.3	60.7	—	—	309.9
Interconnect, inbound roaming, equipment sales and other (a)	18.4	13.6	—	58.8	19.3	5.6	—	115.7
Total residential mobile revenue	102.3	79.6	—	158.1	80.0	5.6	—	425.6
Total residential revenue	231.4	110.6	—	286.3	121.9	5.6	(1.8)	754.0
B2B revenue (b)	129.1	79.8	112.5	56.8	12.7	0.9	(28.1)	363.7
Other revenue	—	—	—	8.1	—	—	—	8.1
Total	$360.5	$190.4	$112.5	$351.2	$134.6	$6.5	$(29.9)	$1,125.8
(a)The total amount includes $60 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $5 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)

	Three months ended September 30, 2022
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.2	$27.3	$—	$111.7	$33.8	$112.7	$—	$—	$407.7
Non-subscription revenue	7.6	1.7	—	5.0	1.0	2.4	—	—	17.7
Total residential fixed revenue	129.8	29.0	—	116.7	34.8	115.1	—	—	425.4
Residential mobile revenue:
Service revenue	78.8	65.8	—	111.0	48.0	7.8	—	—	311.4
Interconnect, inbound roaming, equipment sales and other (a)	17.3	14.4	—	64.1	16.4	0.8	5.4	—	118.4
Total residential mobile revenue	96.1	80.2	—	175.1	64.4	8.6	5.4	—	429.8
Total residential revenue	225.9	109.2	—	291.8	99.2	123.7	5.4	—	855.2
B2B revenue (b)	133.2	63.3	102.8	53.0	10.0	6.1	—	(23.7)	344.7
Other revenue	—	—	—	20.9	—	—	—	—	20.9
Total	$359.1	$172.5	$102.8	$365.7	$109.2	$129.8	$5.4	$(23.7)	$1,220.8
(a)The total amount includes $60 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)

	Nine months ended September 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.9	$86.6	$—	$358.6	$115.1	$—	$—	$924.2
Non-subscription revenue	21.2	4.2	—	19.4	9.1	—	(1.8)	52.1
Total residential fixed revenue	385.1	90.8	—	378.0	124.2	—	(1.8)	976.3
Residential mobile revenue:
Service revenue	245.3	196.8	—	302.2	178.8	—	—	923.1
Interconnect, inbound roaming, equipment sales and other (a)	57.7	40.5	—	183.9	56.4	17.6	—	356.1
Total residential mobile revenue	303.0	237.3	—	486.1	235.2	17.6	—	1,279.2
Total residential revenue	688.1	328.1	—	864.1	359.4	17.6	(1.8)	2,255.5
B2B revenue (b)	382.5	208.4	339.8	168.7	39.6	0.9	(79.3)	1,060.6
Other revenue	—	—	—	31.4	—	—	—	31.4
Total	$1,070.6	$536.5	$339.8	$1,064.2	$399.0	$18.5	$(81.1)	$3,347.5
(a)The total amount includes $186 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $22 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)

	Nine months ended September 30, 2022
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.5	$75.1	$—	$343.0	$101.9	$392.3	$—	$—	$1,275.8
Non-subscription revenue	25.2	5.7	—	16.0	2.6	8.9	—	—	58.4
Total residential fixed revenue	388.7	80.8	—	359.0	104.5	401.2	—	—	1,334.2
Residential mobile revenue:
Service revenue	232.9	152.7	—	338.5	142.8	25.8	—	—	892.7
Interconnect, inbound roaming, equipment sales and other (a)	48.1	35.9	—	188.2	48.5	2.9	16.5	—	340.1
Total residential mobile revenue	281.0	188.6	—	526.7	191.3	28.7	16.5	—	1,232.8
Total residential revenue	669.7	269.4	—	885.7	295.8	429.9	16.5	—	2,567.0
B2B revenue (b)	399.8	171.9	326.8	164.3	28.8	20.7	—	(71.3)	1,041.0
Other revenue	—	—	—	41.4	—	—	—	—	41.4
Total	$1,069.5	$441.3	$326.8	$1,091.4	$324.6	$450.6	$16.5	$(71.3)	$3,649.4
(a)The total amount includes $176 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $19 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2023
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Puerto Rico	$340.0	$352.8	$1,031.0	$1,052.6
Panama	189.6	171.6	534.3	439.0
Costa Rica	134.3	109.0	398.3	324.1
Jamaica	103.2	108.5	301.6	318.6
Networks & LatAm (a)	89.6	83.5	274.5	269.4
The Bahamas	48.9	48.4	143.6	144.5
Trinidad and Tobago	39.2	39.5	117.2	119.7
Barbados	39.5	37.3	117.5	110.6
Curacao	34.0	34.2	102.8	99.9
Chile	—	129.8	—	450.6
Other (b)	107.5	106.2	326.7	320.4
Total	$1,125.8	$1,220.8	$3,347.5	$3,649.4
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

(18)    Subsequent Events
On November 5, 2023, we entered into an asset purchase agreement and a license purchase agreement with DISH Network (DISH) to acquire DISH spectrum assets in Puerto Rico and the United States Virgin Islands and approximately 120,000 prepaid mobile subscribers in those markets in exchange for cash and international roaming credits. The aggregate asset purchase price of $256 million will be paid in four annual installments commencing on the closing date. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close next year.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of September 30, 2023.
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
ii.Puerto Rico and the USVI, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At September 30, 2023, we (i) owned and operated fixed networks that passed 4,524,400 homes and served 3,898,000 RGUs, comprising 1,785,500 broadband internet subscribers, 1,178,800 fixed-line telephony subscribers and 933,700 video subscribers and (ii) served 8,033,000 mobile subscribers.
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
Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2023 and 2022 is affected by a disposition, FX and, for the nine-month comparison, an acquisition. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
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
On January 1, 2023, the B2B Costa Rican operations within our Liberty Networks segment was sold to our Liberty Costa Rica segment. This sale did not have a significant impact on the financial results of our Liberty Networks or Liberty Costa Rica segments.

We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.

	Three months ended September 30,			Increase (decrease) from:
			Increase (decrease)			A disposition
	2023	2022		FX			Organic
	in millions

Revenue	$1,125.8	$1,220.8	$(95.0)	$24.3	$24.3	$(129.8)	$10.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	259.1	299.1	(40.0)	5.3		(38.6)	(6.7)
Other operating costs and expenses	462.4	528.7	(66.3)	10.7		(60.2)	(16.8)
Depreciation and amortization	230.5	234.3	(3.8)	4.1		—	(7.9)
Impairment, restructuring and other operating items, net	11.1	7.0	4.1	(0.8)		(1.2)	6.1
	963.1	1,069.1	(106.0)	19.3		(100.0)	(25.3)
Operating income	$162.7	$151.7	$11.0	$5.0		$(29.8)	$35.8

	Nine months ended September 30,			Increase (decrease) from:
			Increase (decrease)		An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Revenue	$3,347.5	$3,649.4	$(301.9)	$63.3	$69.6	$(450.6)	$15.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	740.2	903.3	(163.1)	13.5	17.8	(138.6)	(55.8)
Other operating costs and expenses	1,415.4	1,521.4	(106.0)	26.2	50.2	(204.0)	21.6
Depreciation and amortization	705.6	661.7	43.9	11.7	17.0	—	15.2
Impairment, restructuring and other operating items, net	81.6	583.4	(501.8)	0.2	—	(4.8)	(497.2)
	2,942.8	3,669.8	(727.0)	51.6	85.0	(347.4)	(516.2)
Operating income (loss)	$404.7	$(20.4)	$425.1	$11.7	$(15.4)	$(103.2)	$532.0
The changes to our operating income (loss) for the three and nine months ended September 30, 2023, as compared to the corresponding periods during 2022, as reflected in the tables above, are primarily due to (i) for the nine-month comparison, decreases associated with impairment, restructuring and other operating items, net, (ii) the disposition of the Chile JV Entities and (iii) organic changes. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below.

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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Operating income (loss)	$162.7	$151.7	$404.7	$(20.4)
Share-based compensation expense	24.1	20.8	77.8	82.6
Depreciation and amortization	230.5	234.3	705.6	661.7
Impairment, restructuring and other operating items, net	11.1	7.0	81.6	583.4
Consolidated Adjusted OIBDA	$428.4	$413.8	$1,269.7	$1,307.3

The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2022	$132.7	$46.7	$58.9	$130.3	$32.8	$31.2	$(18.8)	$—	$413.8
Organic changes related to:
Revenue	2.7	17.9	8.2	(14.5)	1.1	—	1.1	(6.0)	10.5
Programming and other direct costs	12.2	(15.4)	(1.2)	7.8	2.3	—	—	1.0	6.7
Other operating costs and expenses	3.4	9.3	(2.1)	(7.2)	5.0	—	6.7	5.0	20.1
Non-organic changes related to:
FX	(0.6)	—	0.4	—	8.7	—	—	—	8.5
A disposition	—	—	—	—	—	(31.2)	—	—	(31.2)
September 30, 2023	$150.4	$58.5	$64.2	$116.4	$49.9	$—	$(11.0)	$—	$428.4

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2022	$397.1	$131.6	$196.6	$413.2	$98.6	$115.6	$(45.4)	$—	$1,307.3
Organic changes related to:
Revenue	0.4	25.6	17.2	(27.2)	7.4	—	2.0	(9.6)	15.8
Programming and other direct costs	41.8	(16.5)	(5.3)	27.4	8.3	—	—	0.1	55.8
Other operating costs and expenses	(2.6)	18.7	(8.0)	(31.8)	6.7	—	(11.6)	9.5	(19.1)
Non-organic changes related to:
FX	0.2	—	(0.5)	—	24.2	—	—	—	23.9
Acquisition (disposition), net	—	1.6	—	—	—	(115.6)	—	—	(114.0)
September 30, 2023	$436.9	$161.0	$200.0	$381.6	$145.2	$—	$(55.0)	$—	$1,269.7

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	%

C&W Caribbean	41.7	37.0	40.8	37.1
C&W Panama	30.7	27.1	30.0	29.8
Liberty Networks	57.1	57.3	58.9	60.2
Liberty Puerto Rico	33.1	35.6	35.9	37.9
Liberty Costa Rica	37.1	30.0	36.4	30.4
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. Within our Liberty Puerto Rico, Liberty Costa Rica, and for the 2022 periods, C&W Panama segments, we incurred aggregate integration costs of $3 million and $13 million during the three and nine months ended September 30, 2023, respectively, and $8 million and $19 million during the three and nine months ended September 30, 2022, respectively.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	A disposition	Organic
	in millions

C&W Caribbean	$360.5	$359.1	$1.4	$(1.3)	$—	$2.7
C&W Panama	190.4	172.5	17.9	—	—	17.9
Liberty Networks	112.5	102.8	9.7	1.5	—	8.2
Liberty Puerto Rico	351.2	365.7	(14.5)	—	—	(14.5)
Liberty Costa Rica	134.6	109.2	25.4	24.3	—	1.1
VTR	—	129.8	(129.8)	—	(129.8)	—
Corporate	6.5	5.4	1.1	—	—	1.1
Intersegment eliminations	(29.9)	(23.7)	(6.2)	(0.2)	—	(6.0)
Total	$1,125.8	$1,220.8	$(95.0)	$24.3	$(129.8)	$10.5

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Acquisition (disposition), net	Organic
	in millions

C&W Caribbean	$1,070.6	$1,069.5	$1.1	$0.7	$—	$0.4
C&W Panama	536.5	441.3	95.2	—	69.6	25.6
Liberty Networks	339.8	326.8	13.0	(4.2)	—	17.2
Liberty Puerto Rico	1,064.2	1,091.4	(27.2)	—	—	(27.2)
Liberty Costa Rica	399.0	324.6	74.4	67.0	—	7.4
VTR	—	450.6	(450.6)	—	(450.6)	—
Corporate	18.5	16.5	2.0	—	—	2.0
Intersegment eliminations	(81.1)	(71.3)	(9.8)	(0.2)	—	(9.6)
Total	$3,347.5	$3,649.4	$(301.9)	$63.3	$(381.0)	$15.8

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.6	$122.2	$0.4	—
Non-subscription revenue	6.5	7.6	(1.1)	(14)
Total residential fixed revenue	129.1	129.8	(0.7)	(1)
Residential mobile revenue:
Service revenue	83.9	78.8	5.1	6
Interconnect, inbound roaming, equipment sales and other	18.4	17.3	1.1	6
Total residential mobile revenue	102.3	96.1	6.2	6
Total residential revenue	231.4	225.9	5.5	2
B2B revenue	129.1	133.2	(4.1)	(3)
Total	$360.5	$359.1	$1.4	—

	Nine months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.9	$363.5	$0.4	—
Non-subscription revenue	21.2	25.2	(4.0)	(16)
Total residential fixed revenue	385.1	388.7	(3.6)	(1)
Residential mobile revenue:
Service revenue	245.3	232.9	12.4	5
Interconnect, inbound roaming, equipment sales and other	57.7	48.1	9.6	20
Total residential mobile revenue	303.0	281.0	22.0	8
Total residential revenue	688.1	669.7	18.4	3
B2B revenue	382.5	399.8	(17.3)	(4)
Total	$1,070.6	$1,069.5	$1.1	—

The details of the changes in C&W Caribbean’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.6	$2.8
ARPU (b)	(0.7)	(2.6)
Decrease in residential fixed non-subscription revenue (c)	(1.1)	(4.1)
Total decrease in residential fixed revenue	(0.2)	(3.9)
Increase in residential mobile service revenue (d)	5.4	12.3
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	1.1	9.6
Decrease in B2B revenue (f)	(3.6)	(17.6)
Total organic increase	2.7	0.4
Impact of FX	(1.3)	0.7
Total	$1.4	$1.1
(a)The increases are primarily due to higher average broadband internet RGUs partially offset by lower average video RGUs.
(b)The decreases are primarily due to the net impact of (i) lower ARPU from fixed-line telephony services, due in part to fixed-mobile convergence efforts, and (ii) higher ARPU from broadband internet and video services.
(c)The decreases are partially attributable to lower interconnect revenue. The decrease during the nine-month comparison also includes the impact from the removal of certain programming rights during the second quarter of 2022, which were partially offset by the addition of new programming rights during the third quarter of 2023.
(d)The increases are primarily attributable to (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (ii) increases in prepaid ARPU resulting from price increases implemented during the first quarter of 2023.
(e)The increases are primarily attributable to an increase in inbound roaming driven by higher volumes of traffic.
(f)The decreases are attributable to the net effect of (i) the discontinuation of a non-core transit services arrangement at C&W Jamaica, which decrease will continue for the remainder of 2023, and (ii) higher fixed and managed services, primarily due to broadband internet services-related growth.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$29.6	$27.3	$2.3	8
Non-subscription revenue	1.4	1.7	(0.3)	(18)
Total residential fixed revenue	31.0	29.0	2.0	7
Residential mobile revenue:
Service revenue	66.0	65.8	0.2	—
Interconnect, inbound roaming, equipment sales and other	13.6	14.4	(0.8)	(6)
Total residential mobile revenue	79.6	80.2	(0.6)	(1)
Total residential revenue	110.6	109.2	1.4	1
B2B revenue	79.8	63.3	16.5	26
Total	$190.4	$172.5	$17.9	10

	Nine months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$86.6	$75.1	$11.5	15
Non-subscription revenue	4.2	5.7	(1.5)	(26)
Total residential fixed revenue	90.8	80.8	10.0	12
Residential mobile revenue:
Service revenue	196.8	152.7	44.1	29
Interconnect, inbound roaming, equipment sales and other	40.5	35.9	4.6	13
Total residential mobile revenue	237.3	188.6	48.7	26
Total residential revenue	328.1	269.4	58.7	22
B2B revenue	208.4	171.9	36.5	21
Total	$536.5	$441.3	$95.2	22

The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.6	$8.1
ARPU	(1.3)	(1.3)
Decrease in residential fixed non-subscription revenue	(0.3)	(1.8)
Total increase in residential fixed revenue	2.0	5.0
Increase in residential mobile service revenue (b)	0.2	1.0
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(0.8)	(5.3)
Increase in B2B revenue (d)	16.5	24.9
Total organic increase	17.9	25.6
Impact of an acquisition	—	69.6
Total	$17.9	$95.2
(a)The increases are primarily due to higher average broadband internet and video RGUs.
(b)The change for the three-month comparison was flat as the increase from higher average numbers of postpaid mobile subscribers was offset by lower ARPU on both postpaid and prepaid mobile subscribers, generally resulting from retention discounts. For the nine-month comparison, the increase is primarily due to the net effect of (i) lower average numbers of prepaid mobile subscribers, (ii) higher ARPU from prepaid mobile services, mainly attributable to higher prepaid recharging activity, and (iii) higher average numbers of postpaid mobile subscribers.
(c)The decreases are primary due to the net effect of (i) lower handset revenue, (ii) lower interconnect revenue, primarily due to lower traffic, and (iii) higher inbound roaming.
(d)The increases are primarily due to revenue from government-related projects.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended September 30,		Increase
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$31.0	$27.9	$3.1	11
Wholesale revenue	81.5	74.9	6.6	9
Total	$112.5	$102.8	$9.7	9

	Nine months ended September 30,		Increase
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$88.0	$84.8	$3.2	4
Wholesale revenue	251.8	242.0	9.8	4
Total	$339.8	$326.8	$13.0	4

The details of the changes in Liberty Networks’ revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Nine-month comparison

Increase in enterprise revenue (a)	$1.9	$5.6
Increase in wholesale revenue (b)	6.3	11.6
Total organic increase	8.2	17.2
Impact of FX	1.5	(4.2)
Total	$9.7	$13.0
(a)The increases are primarily attributable to the net effect of (i) higher B2B connectivity revenue, (ii) decreases attributable to our B2B operations that were sold to the Liberty Costa Rica segment in January 2023, (iii) increases associated with sales-type leases on CPE installed on long-term customer solutions and (iv) growth in managed services.
(b)The increases are primarily due to the net effect of (i) higher lease capacity revenue driven by an increase associated with revenue recognized on a cash basis for services provided to a significant customer, (ii) higher inter-segment revenue and (iii) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential fixed revenue:
Residential fixed revenue:
Subscription revenue	$120.5	$111.7	$8.8	8
Non-subscription revenue	7.7	5.0	2.7	54
Total residential fixed revenue	128.2	116.7	11.5	10
Residential mobile revenue:
Service revenue	99.3	111.0	(11.7)	(11)
Interconnect, inbound roaming, equipment sales and other	58.8	64.1	(5.3)	(8)
Total residential mobile revenue	158.1	175.1	(17.0)	(10)
Total residential revenue	286.3	291.8	(5.5)	(2)
B2B revenue	56.8	53.0	3.8	7
Other revenue	8.1	20.9	(12.8)	(61)
Total	$351.2	$365.7	$(14.5)	(4)

	Nine months ended September 30,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$358.6	$343.0	$15.6	5
Non-subscription revenue	19.4	16.0	3.4	21
Total residential fixed revenue	378.0	359.0	19.0	5
Residential mobile revenue:
Service revenue	302.2	338.5	(36.3)	(11)
Interconnect, inbound roaming, equipment sales and other	183.9	188.2	(4.3)	(2)
Total residential mobile revenue	486.1	526.7	(40.6)	(8)
Total residential revenue	864.1	885.7	(21.6)	(2)
B2B revenue	168.7	164.3	4.4	3
Other revenue	31.4	41.4	(10.0)	(24)
Total	$1,064.2	$1,091.4	$(27.2)	(2)
The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.4	$13.0
ARPU (b)	5.4	2.6
Increase in residential fixed non-subscription revenue	2.7	3.4
Total increase in residential fixed revenue	11.5	19.0
Decrease in residential mobile service revenue (c)	(11.7)	(36.3)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(5.3)	(4.3)
Increase in B2B revenue (e)	3.8	4.4
Decrease in other revenue (f)	(12.8)	(10.0)
Total	$(14.5)	$(27.2)
(a)The increases are primarily attributable to higher average broadband internet RGUs.
(b)The increases are primarily due to the net effect of (i) higher ARPU from video services, as rate increases were only partly offset by customer downgrades to lower ARPU plans, (ii) the impact of credits issued to customers during the third quarter of 2022 as a result of Hurricane Fiona and (iii) for the nine-month comparison, (a) lower ARPU from broadband internet services, driven by customer downgrades to low-tier plans, and (b) the impact of credits issued to customers during the second quarter of 2022 as a result of power outages.
(c)The decreases are primarily due to (i) lower ARPU from mobile services, primarily resulting from (a) a higher number of low-cost and discounted plans and (b) higher contract asset amortization, and (ii) declines in the average number of prepaid mobile subscribers.
(d)The decreases are primarily driven by lower inbound roaming revenue including the impact of changing to a fixed contract for part of our inbound roaming traffic. In addition, equipment revenue was (i) flat during the three-month comparison, as lower sales were offset by lower subsidy levels, and (ii) higher during the nine-month comparison, mainly due to lower subsidy levels.

(e)The increases are primarily due to the impact of credits issued to customers during the third quarter of 2022 as a result of Hurricane Fiona and higher revenue from new customers and fixed services.
(f)The decreases are primarily attributable to funds received from the FCC, which we receive in relationship to expanding and improving our fixed and mobile networks, related to (i) the impact from amounts we recognized during the third quarter of 2022 in USVI and (ii) a decline in the rate of funding beginning in the second half of 2023.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$37.9	$33.8	$4.1	12
Non-subscription revenue	4.0	1.0	3.0	300
Total residential fixed revenue	41.9	34.8	7.1	20
Residential mobile revenue:
Service revenue	60.7	48.0	12.7	26
Interconnect, inbound roaming, equipment sales and other	19.3	16.4	2.9	18
Total residential mobile revenue	80.0	64.4	15.6	24
Total residential revenue	121.9	99.2	22.7	23
B2B revenue	12.7	10.0	2.7	27
Total	$134.6	$109.2	$25.4	23

	Nine months ended September 30,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$115.1	$101.9	$13.2	13
Non-subscription revenue	9.1	2.6	6.5	250
Total residential fixed revenue	124.2	104.5	19.7	19
Residential mobile revenue:
Service revenue	178.8	142.8	36.0	25
Interconnect, inbound roaming, equipment sales and other	56.4	48.5	7.9	16
Total residential mobile revenue	235.2	191.3	43.9	23
Total residential revenue	359.4	295.8	63.6	22
B2B revenue	39.6	28.8	10.8	38
Total	$399.0	$324.6	$74.4	23

The details of the changes in Liberty Costa Rica’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(1.7)	$(0.7)
ARPU (b)	(1.1)	(5.6)
Increase in residential fixed non-subscription revenue (c)	2.1	4.9
Total decrease in residential fixed revenue	(0.7)	(1.4)
Increase in residential mobile service revenue (d)	1.6	5.5
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.5)	(1.7)
Increase in B2B revenue (e)	0.7	5.0
Total organic increase	1.1	7.4
Impact of FX	24.3	67.0
Total	$25.4	$74.4
(a)The decreases are primarily due to the net impact of (i) lower average video RGUs and (ii) higher average fixed-line telephony RGUs. During the nine-month comparison, the decrease was partially offset by higher average broadband internet RGUs.
(b)The decreases are primarily attributable to lower ARPU from video services and, for the nine-month comparison, broadband internet services. These decreases are in part due to (i) higher retention discounts and (ii) declines in higher ARPU plans.
(c)The increases are primarily attributable to higher volumes of CPE sales.
(d)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers, (ii) lower prepaid and postpaid mobile ARPU and (iii) higher average prepaid mobile subscribers.
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

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
					A disposition
	2023	2022		FX		Organic
	in millions

Programming and copyright	$60.2	$91.6	$(31.4)	$1.5	$(30.9)	$(2.0)
Interconnect	77.5	88.6	(11.1)	1.4	(6.8)	(5.7)
Equipment and other	121.4	118.9	2.5	2.4	(0.9)	1.0
Total programming and other direct costs of services	$259.1	$299.1	$(40.0)	$5.3	$(38.6)	$(6.7)

	Nine months ended September 30,		Decrease	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Programming and copyright	$180.3	$302.1	$(121.8)	$4.3	$1.0	$(113.5)	$(13.6)
Interconnect	227.5	262.7	(35.2)	3.8	7.6	(21.9)	(24.7)
Equipment and other	332.4	338.5	(6.1)	5.4	9.2	(3.2)	(17.5)
Total programming and other direct costs of services	$740.2	$903.3	$(163.1)	$13.5	$17.8	$(138.6)	$(55.8)
C&W Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$17.9	$21.0	$(3.1)	$(0.1)	$(3.0)
Interconnect	18.3	29.2	(10.9)	(0.1)	(10.8)
Equipment and other	21.6	20.1	1.5	(0.1)	1.6
Total programming and other direct costs of services	$57.8	$70.3	$(12.5)	$(0.3)	$(12.2)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$55.1	$66.9	$(11.8)	$—	$(11.8)
Interconnect	56.2	87.4	(31.2)	0.2	(31.4)
Equipment and other	62.0	60.6	1.4	—	1.4
Total programming and other direct costs of services	$173.3	$214.9	$(41.6)	$0.2	$(41.8)

•Programming and copyright: The organic decreases are due in part to the renegotiation of certain content agreements. The decrease during the nine-month comparison also includes the impact from the removal of certain programming rights during the second quarter of 2022, which were partially offset by the addition of new programming rights during 2023.
•Interconnect: The organic decreases are primarily due to the discontinuation of a non-core transit services arrangement at C&W Jamaica as of January 1, 2023.
C&W Panama. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended September 30,		Increase
	2023	2022
	in millions

Programming and copyright	$5.8	$4.9	$0.9
Interconnect	18.6	16.5	2.1
Equipment and other	43.3	30.9	12.4
Total programming and other direct costs of services	$67.7	$52.3	$15.4

	Nine months ended September 30,		Increase	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Programming and copyright	$15.9	$13.2	$2.7	$1.0	$1.7
Interconnect	54.0	46.9	7.1	7.6	(0.5)
Equipment and other	101.7	77.2	24.5	9.2	15.3
Total programming and other direct costs of services	$171.6	$137.3	$34.3	$17.8	$16.5
•Equipment and other: The organic increases are primarily due to higher costs associated with certain government-related projects.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended September 30,		Increase	Increase from:
	2023	2022		FX	Organic
	in millions

Interconnect	$12.6	$12.0	$0.6	$0.1	$0.5
Equipment and other	4.8	3.9	0.9	0.2	0.7
Total programming and other direct costs of services	$17.4	$15.9	$1.5	$0.3	$1.2

	Nine months ended September 30,		Increase	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Interconnect	$35.3	$34.9	$0.4	$(0.5)	$0.9
Equipment and other	14.1	10.3	3.8	(0.6)	4.4
Total programming and other direct costs of services	$49.4	$45.2	$4.2	$(1.1)	$5.3
•Equipment and other: The organic increases are primarily due to higher costs associated with sales-type leases on CPE installed on long-term customer solutions. In addition, the increase during the nine-month comparison is due to (i) lower amounts of capitalizable costs associated with licenses, as part of a migration into contracts with shorter terms and more cloud-based arrangements and (ii) increases in costs associated with software licenses.
Liberty Puerto Rico. The following tables set forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)
	2023	2022
	in millions

Programming and copyright	$28.5	$27.9	$0.6
Interconnect	25.0	20.0	5.0
Equipment and other	44.1	57.5	(13.4)
Total programming and other direct costs of services	$97.6	$105.4	$(7.8)

	Nine months ended September 30,		Increase (decrease)
	2023	2022
	in millions

Programming and copyright	$85.1	$83.8	$1.3
Interconnect	71.0	61.3	9.7
Equipment and other	132.3	170.7	(38.4)
Total programming and other direct costs of services	$288.4	$315.8	$(27.4)
•Programming and copyright: The increases are primarily due to the net effect of higher programming rates and lower average subscribers.
•Interconnect: The increases are primarily due to higher roaming costs, including the impact of changing to a fixed contract for part of our inbound roaming traffic.
•Equipment and other: The decreases are primarily due to (i) lower handset sales due to changes in our subsidy programs and (ii) equipment credits for handset purchases that we began receiving in 2023, including an amount recognized during the first half of 2023 associated with handsets purchased prior to 2023. In addition, the decrease for the nine-month comparison includes lower equipment-related integration costs associated with the AT&T Acquisition and a decrease associated with a lower of cost or market adjustment on equipment-related inventory recognized during the second quarter of 2022.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$8.3	$7.8	$0.5	$1.6	$(1.1)
Interconnect	8.1	7.9	0.2	1.4	(1.2)
Equipment and other	11.9	9.7	2.2	2.2	—
Total programming and other direct costs of services	$28.3	$25.4	$2.9	$5.2	$(2.3)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$25.1	$25.6	$(0.5)	$4.3	$(4.8)
Interconnect	24.6	24.2	0.4	4.1	(3.7)
Equipment and other	34.7	28.6	6.1	5.9	0.2
Total programming and other direct costs of services	$84.4	$78.4	$6.0	$14.3	$(8.3)
•Programming and copyright: The organic decreases are primarily due to (i) the positive impact of FX associated with non-CRC denominated contracts and (ii) lower programming costs associated with declines in video RGUs.
•Interconnect: The organic decreases are primarily due to lower volumes of local and international traffic.
•Equipment and other: The organic increases are primarily due to the net effect of (i) higher CPE costs associated with sales growth and (ii) the positive impact of FX associated with non-CRC denominated handset costs.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
					A disposition
	2023	2022		FX		Organic
	in millions

Personnel and contract labor	$130.8	$155.3	$(24.5)	$1.4	$(14.6)	$(11.3)
Network-related	65.2	88.6	(23.4)	1.9	(17.5)	(7.8)
Service-related	52.3	52.8	(0.5)	1.1	(7.5)	5.9
Commercial	47.1	58.9	(11.8)	2.9	(12.7)	(2.0)
Facility, provision, franchise and other	142.9	152.3	(9.4)	3.2	(7.7)	(4.9)
Share-based compensation expense	24.1	20.8	3.3	0.2	(0.2)	3.3
Total other operating costs and expenses	$462.4	$528.7	$(66.3)	$10.7	$(60.2)	$(16.8)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
					An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Personnel and contract labor	$418.1	$453.6	$(35.5)	$2.7	$6.0	$(41.8)	$(2.4)
Network-related	193.6	250.1	(56.5)	4.3	9.0	(55.7)	(14.1)
Service-related	162.6	158.6	4.0	3.1	1.4	(24.0)	23.5
Commercial	136.2	182.5	(46.3)	7.6	9.8	(52.2)	(11.5)
Facility, provision, franchise and other	427.1	394.0	33.1	8.2	24.0	(22.7)	23.6
Share-based compensation expense	77.8	82.6	(4.8)	0.3	—	(7.6)	2.5
Total other operating costs and expenses	$1,415.4	$1,521.4	$(106.0)	$26.2	$50.2	$(204.0)	$21.6

C&W Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$47.3	$51.3	$(4.0)	$(0.1)	$(3.9)
Network-related	35.9	36.4	(0.5)	(0.1)	(0.4)
Service-related	19.2	18.1	1.1	—	1.1
Commercial	11.8	12.1	(0.3)	—	(0.3)
Facility, provision, franchise and other	38.1	38.2	(0.1)	(0.2)	0.1
Share-based compensation expense	5.2	4.3	0.9	—	0.9
Total other operating costs and expenses	$157.5	$160.4	$(2.9)	$(0.4)	$(2.5)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$153.4	$154.9	$(1.5)	$0.1	$(1.6)
Network-related	101.9	108.0	(6.1)	—	(6.1)
Service-related	56.7	52.1	4.6	0.1	4.5
Commercial	34.0	33.8	0.2	0.1	0.1
Facility, provision, franchise and other	114.4	108.7	5.7	—	5.7
Share-based compensation expense	14.6	16.6	(2.0)	—	(2.0)
Total other operating costs and expenses	$475.0	$474.1	$0.9	$0.3	$0.6
•Personnel and contract labor: The organic decreases are primarily due to the net effect of (i) lower costs resulting from increases in capitalized labor, (ii) salary increases and (iii) lower headcount.
•Network-related: The organic decreases are primarily due to declines associated with lower (i) truck rolls, (ii) system power costs and (iii) network-related professional service costs resulting from the business strategy to transition certain third-party services to internal resources. These declines were partially offset by higher capacity charges associated with the use of Liberty Networks’ subsea network. In addition, the decrease during the nine-month comparison is also impacted by lower leased line costs resulting from the renegotiation of pole rental contracts.
•Service-related: The organic increases are primarily due to increases in professional services in connection with various projects across certain of our markets.
•Facility, provision, franchise and other: The organic increases are primarily due to the net effect of (i) lower bad debt provisions, (ii) higher travel-related expenses and (iii) higher franchise fees. In addition, the increase for the nine-month comparison includes the negative impact of an accrual release during the first quarter of 2022 related to a favorable court ruling associated with an industry levy on franchise fees.
C&W Panama. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$19.5	$20.6	$(1.1)
Network-related	13.9	14.4	(0.5)
Service-related	4.5	3.5	1.0
Commercial	6.2	9.6	(3.4)
Facility, provision, franchise and other	20.1	25.4	(5.3)
Share-based compensation expense	0.6	1.0	(0.4)
Total other operating costs and expenses	$64.8	$74.5	$(9.7)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		An acquisition	Organic
	in millions

Personnel and contract labor	$62.7	$56.9	$5.8	$6.0	$(0.2)
Network-related	40.8	34.6	6.2	9.0	(2.8)
Service-related	13.1	11.7	1.4	1.4	—
Commercial	20.7	20.4	0.3	9.8	(9.5)
Facility, provision, franchise and other	66.6	48.8	17.8	24.0	(6.2)
Share-based compensation expense	2.9	4.4	(1.5)	—	(1.5)
Total other operating costs and expenses	$206.8	$176.8	$30.0	$50.2	$(20.2)
•Commercial: The organic decreases are primarily due to (i) lower third-party sales commissions, mainly resulting from integration-related activities, and (ii) lower marketing costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to (i) lower office and facility-related costs, mainly resulting from integration efforts and (ii) lower bad debt expense.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$11.1	$10.9	$0.2	$0.3	$(0.1)
Network-related	11.4	10.2	1.2	0.2	1.0
Service-related	1.4	1.1	0.3	0.1	0.2
Commercial	0.3	0.4	(0.1)	—	(0.1)
Facility, provision, franchise and other	6.7	5.4	1.3	0.2	1.1
Share-based compensation expense	0.6	1.0	(0.4)	—	(0.4)
Total other operating costs and expenses	$31.5	$29.0	$2.5	$0.8	$1.7

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$33.5	$32.9	$0.6	$(1.4)	$2.0
Network-related	32.8	32.3	0.5	(0.5)	1.0
Service-related	3.7	3.2	0.5	—	0.5
Commercial	1.4	1.0	0.4	—	0.4
Facility, provision, franchise and other	19.0	15.6	3.4	(0.7)	4.1
Share-based compensation expense	2.8	3.7	(0.9)	—	(0.9)
Total other operating costs and expenses	$93.2	$88.7	$4.5	$(2.6)	$7.1
•Personnel and contract labor: The organic increase for the nine-month comparison is primarily due to higher bonus and salary-related expenses.
•Facility, provision, franchise and other: The organic increases are primarily due to bad debt provisions and other insignificant changes across numerous cost categories.

Liberty Puerto Rico. The following tables set forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended September 30,
			Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$39.2	$41.2	$(2.0)
Network-related	12.2	16.9	(4.7)
Service-related	17.8	9.2	8.6
Commercial	13.2	11.0	2.2
Facility, provision, franchise and other	54.8	51.7	3.1
Share-based compensation expense	2.4	1.2	1.2
Total other operating costs and expenses	$139.6	$131.2	$8.4

	Nine months ended September 30,
			Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$113.5	$120.1	$(6.6)
Network-related	37.8	38.5	(0.7)
Service-related	54.5	34.5	20.0
Commercial	36.1	35.3	0.8
Facility, provision, franchise and other	152.3	134.0	18.3
Share-based compensation expense	5.9	6.0	(0.1)
Total other operating costs and expenses	$400.1	$368.4	$31.7
•Personnel and contract labor: The decrease for the three-month comparison is primarily driven by lower bonus costs that were partially offset by a shift in bonus payments in the form of equity to cash. The decrease for the nine-month comparison is primarily due to the net effect of (i) decline resulting from the receipt of a payroll tax credits during the first and second quarters of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic, (ii) higher salaries and related personnel costs, including the impact of higher amortization of deferred commissions in connection with the AT&T Acquisition, and (iii) lower bonus-related costs.
•Network-related: The decrease for the three-month comparison is primarily due to lower repair and maintenance costs and a decline resulting from costs associated with Hurricane Fiona incurred during the corresponding 2022 period. For the nine-month comparison, costs are broadly flat as the aforementioned declines were broadly offset by an increase in maintenance costs and fees related to the migration of customers to our mobile network.
•Service-related: The increases are primarily due to higher (i) professional services charges, including the impact of certain accrual adjustments during the third quarter of 2022, (ii) IT-related services, including higher software license costs, (iii) fees charged from our corporate operations and (iv) regulatory fees.
•Facility, provision, franchise and other: The increases are primarily related to (i) bad debt expense, including the impact from the benefit during the second quarter of 2022 associated with lower expected credit loss rates established, (ii) certain tax-related costs, such as sales and property taxes, and (iii) rent expense.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$6.7	$6.4	$0.3	$1.2	$(0.9)
Network-related	10.4	8.1	2.3	2.1	0.2
Service-related	6.1	6.5	(0.4)	1.0	(1.4)
Commercial	15.6	13.0	2.6	2.9	(0.3)
Facility, provision, franchise and other	17.6	17.0	0.6	3.2	(2.6)
Share-based compensation expense	1.1	0.5	0.6	0.2	0.4
Total other operating costs and expenses	$57.5	$51.5	$6.0	$10.6	$(4.6)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$24.1	$20.2	$3.9	$4.0	$(0.1)
Network-related	30.3	24.9	5.4	5.1	0.3
Service-related	18.1	17.9	0.2	3.0	(2.8)
Commercial	44.0	39.7	4.3	7.5	(3.2)
Facility, provision, franchise and other	52.9	44.9	8.0	8.9	(0.9)
Share-based compensation expense	1.6	1.9	(0.3)	0.3	(0.6)
Total other operating costs and expenses	$171.0	$149.5	$21.5	$28.8	$(7.3)
•Service-related: The organic decreases are primarily due to professional services incurred during 2022 related to a software implementation.
•Commercial: The organic changes are primarily due to the net impact of (i) integration costs incurred during 2022 related to rebranding associated with the Liberty Telecomunicaciones Acquisition and (ii) increases in sales commissions.
•Facility, provision, franchise and other: The organic decreases are primarily due to the net impact of (i) the positive impact of FX associated with non-CRC denominated contracts, (ii) declines in lease costs as a result of renegotiated contracts and (iii) increases in bad debt expense. The nine-month comparison also includes the negative impact of purchase accounting adjustments associated with the Liberty Telecomunicaciones Acquisition that decreased rent expense during 2022.
Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended September 30,		Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$7.1	$10.2	$(3.1)
Service-related	3.4	6.9	(3.5)
Facility, provision, franchise and other	7.2	7.3	(0.1)
Share-based compensation expense	14.3	12.6	1.7
Total other operating costs and expenses	$32.0	$37.0	$(5.0)

	Nine months ended September 30,		Increase
	2023	2022
	in millions

Personnel and contract labor	$31.0	$26.7	$4.3
Service-related	16.6	15.2	1.4
Facility, provision, franchise and other	26.1	20.2	5.9
Share-based compensation expense	50.1	42.4	7.7
Total other operating costs and expenses	$123.8	$104.5	$19.3
•Personnel and contract labor: The decrease for the three-month comparison is primarily driven by lower bonus costs that were partially offset by a shift in bonus payments in the form of equity to cash. The increase for the nine-month comparison is primarily attributable to the net effect of (i) higher bonus costs due to a shift in bonus payments in the form of equity to cash, (ii) an increase in capitalized labor costs and (iii) higher salaries and related personnel costs, mainly resulting from higher staffing levels in our operations center in Panama.
•Service-related: The changes are primarily due to timing of professional services received during each of the comparative periods.
•Facility, provision, franchise and other: The increase during the nine-month comparison is primarily due to insurance costs related to (i) claims associated with cable breaks that occurred during the first nine months of 2023, and (ii) business interruption claims submitted by our Liberty Puerto Rico business during 2022.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased (decreased) ($4 million) or (2%) and $44 million or 7% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The increase during the nine-month comparison is primarily due to the net effect of (i) an increase in property and equipment additions, primarily associated with baseline related additions, the installation of CPE and the expansion and upgrade of our networks and other capital initiatives, (ii) a decrease associated with customer relationship assets becoming fully amortized in Liberty Puerto Rico and (iii) an increase at C&W Panama resulting from the Claro Panama Acquisition.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Impairment charges (a)	$8.2	$—	$55.8	$558.5
Restructuring charges (b)	2.7	4.6	30.2	10.2
Other operating items, net (c)	0.2	2.4	(4.4)	14.7
Total	$11.1	$7.0	$81.6	$583.4
(a)The 2023 amounts primarily relate to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. The amount for the nine months ended September 30, 2022 primarily consists of goodwill impairment charges associated with certain reporting units within the C&W Caribbean segment. For additional information, see note 7 to our condensed consolidated financial statements.
(b)The 2023 amounts include employee severance and termination costs related to reorganization activities, primarily at C&W Caribbean and C&W Panama.

(c)The 2023 amounts primarily include the net effect of gains on asset dispositions and direct acquisition costs. The 2022 amounts primarily include direct acquisition costs.
Interest expense
Our interest expense increased $3 million and $32 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The increases are primarily attributable to the net effect of (i) higher weighted-average interest rates and (ii) lower average outstanding debt balances, primarily resulting from the disposition of the Chile JV Entities in October 2022.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Interest rate and cross-currency derivative contracts (a)	$60.1	$159.3	$99.8	$417.8
Foreign currency forward contracts and other (b)	(5.0)	(16.0)	(23.9)	(9.3)
Weather Derivatives (c)	(7.6)	(7.9)	(23.1)	(23.5)
Total	$47.5	$135.4	$52.8	$385.0
(a)The gains during the three and nine months ended September 30, 2023 and 2022 are primarily attributable to the net effect of (i) changes in interest rates and (ii) for the 2022 periods, changes in FX rates predominantly due to changes in the value of the CLP relative to the U.S. dollar prior to the disposition of the Chile JV Entities.
(b)The losses during the three and nine months ended September 30, 2023 and 2022 are primarily attributable to changes in FX rates due to (i) the value of the CRC relative to the U.S. dollar and (ii) for the 2022 periods, the value of the CLP relative to the U.S. dollar prior to the disposition of the Chile JV Entities.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$7.2	$(35.9)	$39.9	$(175.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(1.0)	(15.7)	5.2	(5.0)
Other (b)	(2.5)	(4.9)	1.1	(41.9)
Total	$3.7	$(56.5)	$46.2	$(221.9)
(a)    The gains during the three and nine months ended September 30, 2023 are primarily related to a CRC functional currency entity. The losses during the three and nine months ended September 30, 2022 are primarily related to a CLP functional currency entity prior to the disposition of the Chile JV Entities in October 2022.
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
We recognized gains (losses) on debt extinguishment, net, of nil and ($4 million) during the three and nine months ended September 30, 2023, respectively, and $41 million during each of the three and nine months ended September 30, 2022. The activity during the 2023 periods is due to the net effect of (i) losses associated with refinancing activity at Liberty Costa Rica during January 2023 and (ii) net gains during the three and nine month periods associated with the partial repurchases of the Convertible Notes. The net gains during the 2022 periods are associated with the buyback of certain VTR debt at fair value prior to the disposition of the Chile JV Entities in October 2022.
For additional information concerning our debt repurchases and repayments, see note 8 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense of $10 million and $39 million during the three months ended September 30, 2023 and 2022, respectively, and $52 million and $101 million during the nine months ended September 30, 2023 and 2022, respectively.
For the three and nine months ended September 30, 2023, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of net increases in valuation allowances, negative effects of permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of international rate differences and permanent tax differences, such as non-taxable income.

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
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Operating income (loss)	$162.7	$151.7	$404.7	$(20.4)
Net non-operating expenses	$(104.4)	$(31.0)	$(356.9)	$(218.6)
Income tax expense	$(10.4)	$(38.8)	$(51.9)	$(100.6)
Net earnings (loss)	$47.9	$81.9	$(4.1)	$(339.6)
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2023, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2023. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 8 to our condensed consolidated financial statements.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$22.7
Unrestricted subsidiaries (b)	96.0
Total Liberty Latin America and unrestricted subsidiaries	118.7
Borrowing groups (c):
C&W (d)	384.1
Liberty Puerto Rico	44.2
Liberty Costa Rica	24.6
Total borrowing groups	452.9
Total cash and cash equivalents	$571.6
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
(d)Includes $25 million and $38 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the nine months ended September 30, 2023, the aggregate value of our share repurchases was $111 million. For additional information regarding our Share Repurchase Program, see note 15 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2023, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2023, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2023, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $7,988 million, including $558 million that is classified as current in our condensed consolidated balance sheet and $7,363 million that is not due until 2027 or thereafter. At September 30, 2023, $7,767 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at September 30, 2023 is $303 million of vendor financing, which we use to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license. For additional information concerning our debt, including our debt maturities, see note 8 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at September 30, 2023 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.7)%
Liberty Puerto Rico	(0.8)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.3)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at September 30, 2023.

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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine months ended September 30,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$506.5	$491.8	$14.7
Net cash used by investing activities	(452.5)	(744.6)	292.1
Net cash provided (used) by financing activities	(254.9)	21.9	(276.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.3)	(3.5)	(1.8)
Net decrease in cash, cash equivalents and restricted cash	$(206.2)	$(234.4)	$28.2
Operating Activities. The increase in cash provided by operating activities is primarily due to the net effect of (i) an increase resulting from lower net derivative payments, (ii) a decrease associated with a decline in Adjusted OIBDA, (iii) an increase associated with lower tax payments and (iv) a decrease associated with higher interest payments.
Investing Activities. The cash used by investing activities during 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments made during the year. The cash used by investing activities during 2022 primarily relates to (i) capital expenditures, (ii) acquisitions and (iii) additional investments made in an equity method investee. The cash used for acquisitions during the 2022 period comprises cash paid for the Claro Panama Acquisition and the BBVI Acquisition, partially offset by cash received in connection with finalizing the purchase price of the Liberty Telecomunicaciones Acquisition. For additional information regarding our acquisitions, see note 4 to our condensed consolidated financial statements.
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

A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2023	2022
	in millions

Property and equipment additions	$524.3	$591.1
Assets acquired under capital-related vendor financing arrangements	(117.7)	(114.2)
Changes in current liabilities related to capital expenditures and other	16.3	17.2
Capital expenditures, net	$422.9	$494.1
The decrease in our property and equipment additions during the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) a decrease associated with the disposition of the Chile JV Entities in October 2022, and (ii) an increase related to baseline additions and new build activity. During the nine months ended September 30, 2023 and 2022, our property and equipment additions represented 15.7% and 16.2% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2023, we used $255 million in cash for financing activities, primarily due to (i) $111 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (ii) $99 million in net debt repayments, (iii) $41 million in payments related to distributions to noncontrolling interest owners in C&W Panama and C&W Bahamas, and (iv) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica. During the nine months ended September 30, 2022, we generated $22 million of cash from financing activities, primarily due to the net effect of (i) $98 million of net cash received related to derivative instruments, primarily related to the settlement of certain cross currency swaps at VTR prior to the disposition of the Chile JV Entities, and (ii) $95 million of net borrowings of debt, which include the impact of $48 million of cash used to extinguish debt at VTR. These net inflows were largely offset by $153 million associated with the repurchase of Liberty Latin America common shares.
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
Contractual Commitments
For information concerning our debt and operating lease obligations, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2023 and 2022, see note 5 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2023	December 31, 2022
Spot rates:
JMD	153.96	151.92
CRC	536.78	591.80

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Average rates:
JMD	153.81	151.62	153.22	153.47
CRC	540.17	660.58	547.80	659.93
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2023, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $89 million ($90 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $28 million ($27 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(25.4)	$(103.2)	$(63.7)	$(102.1)	$(102.1)	$(61.8)	$(24.2)	$(482.5)
Other (b)	6.9	11.2	1.8	—	—	—	—	19.9
Total	$(18.5)	$(92.0)	$(61.9)	$(102.1)	$(102.1)	$(61.8)	$(24.2)	$(462.6)
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
As disclosed in our 2022 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2023.
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
•migration of customers to one customer relationship management billing system for one of our segments to reduce the number of systems and standardize related processes and controls; and
•held trainings to reinforce control concepts and responsibilities for control performers.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
On February 22, 2022, our Directors approved the Share Repurchase Program. This authorized us to repurchase from time to time up to $200 million of our Class A common shares and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2023 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2023 through July 31, 2023:
Class A	—	$—	—	(b)
Class C	1.2	$8.38	1.2
August 1, 2023 through August 31, 2023:
Class A	0.2	$8.97	0.2	(b)
Class C	0.9	$8.62	0.9
September 1, 2023 through September 30, 2023:
Class A	0.5	$8.40	0.5	(b)
Class C	0.7	$8.34	0.7
Total – July 1, 2023 through September 30, 2023:
Class A	0.7	$8.56	0.7	(b)
Class C	2.8	$8.45	2.8
(a)Average price paid per share includes direct acquisition costs.
(b)At September 30, 2023, the remaining amount authorized for repurchases under the Share Repurchase Program was $146 million.

Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LIBERTY LATIN AMERICA LTD.

Dated:	November 9, 2023	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 9, 2023	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer