Form 10-K
period 2023-12-31
Liberty Latin America Ltd.
filed 2024-02-22
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.1 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2024 was: 40.9 million Class A; 2.2 million Class B; and 162.0 million Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2024 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

2020 Share Repurchase Program	The share repurchase program that was authorized by our Directors on March 16, 2020 that authorized us to repurchase from time to time up to $100 million of our Class A and/or Class C common shares and expired in March 2022
2022 Share Repurchase Program	The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025.
2026 C&W Senior Notes	$500 million principal amount 7.5% senior notes due October 15, 2026 issued by C&W Senior Finance Limited (repaid during 2021)
2026 SPV Credit Facility	$1.0 billion principal amount LIBOR + 5.0% term loan facility due October 15, 2026 issued by LCPR Loan Financing (repaid during 2021)
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
ACODECO	Authority of Competition and Consumer Protection
ACP	Affordable Care Program
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASEP	Authority of Public Services
ASU	Accounting Standards Update

GLOSSARY OF DEFINED TERMS

AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
BBVI Acquisition	December 31, 2021 acquisition of 96% of Broadband VI, LLC
BEAD	Broadband Equity, Access and Deployment
BEPS	Base Erosion and Profit Shifting
Cable Onda	Cable Onda S.A.
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
CBRS	Citizens Broadband Radio Service
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
Chile JV Transaction	October 6, 2022 formation of the Chile JV
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLEC	Competitive local exchange carrier
CLP	Chilean peso
CODM	Chief operating decision maker
Communications Act	The United States Communications Act of 1934, as amended
Convertible Notes	$220 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
Conversion Option	A conversion option associated with the Convertible Notes, which is subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes)
CPE	Customer premises equipment

GLOSSARY OF DEFINED TERMS

CRC	Costa Rican colón
CRU	Corporate Responsible User
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Digicel	Digicel Group Ltd.
Directors	Members of Liberty Latin America’s board of directors
DirecTV	DIRECTV Latin America Holdings, Inc.
DIRS	Disaster Information Reporting System
Dish Network	Dish Network Corporation
DOCSIS	Data over cable service interface specification
DOJ	United States Department of Justice
DSL	Digital subscriber line
DTH	Direct-to-home
DTT	Digital terrestrial television
DVR	Digital video recorder
EBU	Equivalent billing unit
ECF	Emergency Connectivity Fund
ECTEL	The Eastern Caribbean Telecommunications Authority
EDI	Equality, Diversity, and Inclusion
EIP	Equipment installment-plan
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
eNPS	The Employee Net Promoter Score, a widely-used methodology to measure employee experience
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
ETC	Eligible Telecommunications Carrier
ETECSA	La Empresa de Telecomunicaciones de Cuba S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FTA	Free-to-air
FTTH	Fiber-to-the-home/-cabinet/-building/-node
FX	Foreign currency translation effects
Gbps	Gigabits per second
GISO	Global Information Security Office
HD	High definition
HFC	Hybrid fiber coaxial cable networks
Hurricane Dorian	Hurricane impacting our operations in The Bahamas during September 2019
Hurricane Fiona	Hurricane impacting our operations in Puerto Rico during September 2022
ICE	The Costa Rican Electricity Institute
ILEC	Incumbent local exchange carrier

GLOSSARY OF DEFINED TERMS

Infrastructure Act	The Infrastructure Investment and Jobs Act of 2021
IPTV	Internet protocol television
ISPs	Internet service providers
JMD	Jamaican dollar
Law 213	The Puerto Rico Telecommunications Act of 1996
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Global	Liberty Global Ltd. (formerly known as Liberty Global plc)
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment (formerly referred to as our reportable segment, C&W Networks & LatAm) comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
Liberty Telecomunicaciones Acquisition	August 9, 2021 acquisition of Telefónica’s wireless operations in Costa Rica
LIBOR	London Inter-Bank Offered Rate
LILAK	Class C common shares of Liberty Latin America
LNP	Local number portability
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes

GLOSSARY OF DEFINED TERMS

LTE	Long term evolution standard
LTVP	Long-term Value Plan that represents a new component of the Employee Incentive Plan implemented during the second quarter of 2023 whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
MICITT	Ministry of Science and Technology and Telecommunications of Costa Rica
Millicom	Millicom International Cellular S.A.
MMG Program	The Middle Mile Broadband Infrastructure Grant Program established by the Infrastructure Act
Network Extensions	Network extension and upgrade programs across Liberty Latin America
NIST	National Institute of Standards and Technology
Nonemployee Director Incentive Plan	Liberty Latin America Ltd. 2018 Nonemployee Director Incentive Plan
NTIA	National Telecommunications and Information Administration
OECD	Organization for Economic Cooperation and Development
OFAC	Office of Foreign Assets Control
OTT	Over-the-top
OUR	Office of Utilities Regulation in Jamaica
PRTC	Telecommunications Of Puerto Rico, Inc.
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Puerto Rico and USVI Spectrum Acquisition	Pending acquisition of Dish Network spectrum assets in Puerto Rico and USVI and approximately 120,000 prepaid mobile subscribers in those markets
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
SDWAN	Software defined wide area network
Share Repurchase Programs	Collectively, the 2020 Share Repurchase Program and the 2022 Share Repurchase Program
SIM	Subscriber identification module
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SOHO	Small office / home office
Sutel	Costa Rican Telecommunications Superintendence
TB	The Puerto Rico Telecommunications Regulatory Bureau
TBP	Tasa Básica Pasiva interest rate
Tbps	Terabits per second
Telefónica	Telefónica, S.A., a telecommunications company
Telefónica Acquisition Agreement	The agreement dated July 30, 2020 with Telefónica for our acquisition of their operations in Costa Rica
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 5 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 7%.
TSTT	Telecommunications Services of Trinidad and Tobago Limited

GLOSSARY OF DEFINED TERMS

U.K.	United Kingdom
UPR Fund	Uniendo a Puerto Rico Fund
U.S.	United States
USD	United States Dollar
U.S. GAAP	Generally accepted accounting principles in the United States
USF	Universal Service Fund
USVI	The U.S. Virgin Islands
UTS	United Telecommunication Services N.V.
VAT	Value-added taxes
VDSL	Very high-speed DSL
VoD	Video-on-demand
VoIP	Voice-over-internet-protocol
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
VTR Credit Facilities	Term loan and revolving credit facilities of certain entities of VTR that were disposed of upon the formation of the Chile JV
VTR Notes	Senior and senior secured notes issued by certain entities of VTR that were disposed of upon the formation of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

PART I
Item 1.    BUSINESS
(a) General Development of Business
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Servicios and, as of August 9, 2021 and as further described in note 5 to our consolidated financial statements, Liberty Telecomunicaciones; and (iv) prior to the closing of the formation of the Chile JV in October 2022, VTR, as further described below. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and C&W Panama;
ii.Puerto Rico and USVI, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean, and (ii) wholesale services over its subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
Developments in the Business
We have expanded our footprint through fixed network new build and upgrade projects, mobile coverage expansion, and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to increase broadband speeds and the services we can deliver for our customers. During the past three years, we passed or upgraded approximately 1.6 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last three years, we have completed the following transactions:
•during November 2023, we entered into an agreement with Phoenix Tower International to monetize approximately 1,300 mobile tower sites across Panama, Jamaica, The Bahamas, Puerto Rico, Barbados, and the British Virgin Islands. As of December 31, 2023, we completed these transactions across most markets. The transaction provides arrangements to extend coverage with a further 500 sites being built by Liberty Latin America and Phoenix Tower International over the next five years;
•during November 2023, we entered into an agreement and a license purchase agreement with Dish Network to acquire Dish Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets in exchange for cash and international roaming credits. The aggregate purchase price of $256 million will be paid in four annual installments commencing on the closing date, subject to post-closing adjustments. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during 2024;
•on October 6, 2022, we completed the formation of the Chile JV pursuant to an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations. The Chile JV is owned 50:50 by Liberty Latin America and América Móvil. Beginning in October 2022, we began accounting for our 50% interest in the Chile JV as an equity method investment. As such, our consolidated statements of operations and cash flows for 2022 and 2021 include VTR through the closing of the formation of the Chile JV. For additional information, see note 6 to our consolidated financial statements;
•on July 1, 2022, we completed the acquisition of América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis;

•effective December 31, 2021, we acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million. Broadband VI, LLC provides fixed services to residential and business customers in USVI and is included in our Liberty Puerto Rico reportable segment; and
•on August 9, 2021, we completed the acquisition of Telefónica’s operations in Costa Rica (the Liberty Telecomunicaciones Acquisition), in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis.
For information regarding our material financing transactions, see note 10 to our consolidated financial statements.

Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; the timing and impact of proposed transactions, including the Puerto Rico and USVI Spectrum Acquisition and the Tower Transactions; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition, in Costa Rica following the Liberty Telecomunicaciones Acquisition and in Panama following the Claro Panama Acquisition; the UPR Fund; changes in our revenue, costs or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; interest rate risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•the impact of 5G and wireless technologies;
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the Puerto Rico and USVI Spectrum Acquisition;
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
•the impacts of climate change such as rising sea levels or increasing frequency and intensity of certain weather phenomena; and
•events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics like the COVID-19 pandemic, and other similar events.
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
We are the largest fixed-line provider of high-speed broadband and video services, in terms of market share, across a number of our markets. In addition, we offer mobile services across our operating footprint. As a network operator across most of our markets, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. For a breakdown of revenue by major category, see note 20 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.

Our operating brands include the following:

C&W	Liberty Puerto Rico	Liberty Costa Rica

Operating Data
The following tables present certain operating data as of December 31, 2023. The tables reflect 100% of the data applicable to each of our reportable segments, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Fixed Line Customer Relationships	Total RGUs	Video RGUs	Internet RGUs	Telephony RGUs	Total Mobile Subscribers	Prepaid	Postpaid
C&W Caribbean:
Jamaica	742,100	348,200	787,800	130,000	330,900	326,900	1,227,500	1,121,100	106,400
The Bahamas	125,700	33,900	67,100	7,600	26,200	33,300	162,400	137,800	24,600
Trinidad and Tobago	341,700	147,400	320,200	97,100	131,200	91,900	—	—	—
Barbados	140,400	85,200	186,000	38,800	78,000	69,200	131,100	82,200	48,900
Other	388,700	217,500	377,900	73,100	193,200	111,600	449,000	321,900	127,100
Total C&W Caribbean	1,738,600	832,200	1,739,000	346,600	759,500	632,900	1,970,000	1,663,000	307,000
C&W Panama	953,600	260,400	620,500	166,900	232,500	221,100	1,856,400	1,511,200	345,200
Total C&W	2,692,200	1,092,600	2,359,500	513,500	992,000	854,000	3,826,400	3,174,200	652,200
Liberty Puerto Rico (a)	1,178,700	580,800	1,053,000	237,100	547,100	268,800	979,300	115,200	864,100
Liberty Costa Rica (b)	749,500	277,500	520,900	183,100	262,300	75,500	3,171,700	2,267,100	904,600
Total	4,620,400	1,950,900	3,933,400	933,700	1,801,400	1,198,300	7,977,400	5,556,500	2,420,900
(a)Postpaid mobile subscribers include 201,800 CRUs. A CRU represents an individual receiving mobile services through an organization that has entered into a contract for mobile services with us and where the organization is responsible for the payment of the CRU’s mobile services.
(b)Our homes passed in Liberty Costa Rica include 54,000 homes on a third-party network that provides us long-term access.

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

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Network data:
Homes passed:
Cable	37%	42%	—%	99%	—%	58%	80%	87%
FTTH	57%	47%	74%	1%	100%	39%	20%	13%
VDSL	6%	11%	26%	—%	—%	3%	—%	—%

Product penetration:
Television (1)	15%	18%	6%	28%	28%	19%	24%	20%
Broadband internet (2)	24%	45%	21%	38%	56%	52%	35%	46%
Fixed-line telephony (2)	23%	44%	26%	27%	49%	30%	10%	23%
Double-play (3)	34%	55%	55%	19%	29%	33%	40%	16%
Triple-play (3)	52%	35%	22%	49%	44%	21%	24%	33%
(1)Percentage of total homes passed that subscribe to television services.
(2)Percentage of two-way homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.
(3)Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony), as applicable.
Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Video services:
Network System (1)	VDSL/HFC/FTTH	VDSL/HFC/FTTH	VDSL/FTTH	HFC / FTTH	FTTH	VDSL/HFC/FTTH	HFC/FTTH	HFC / FTTH

Broadband internet service:
Maximum download speed offered (Mbps)	1,000	1,000	1,000	1,000	1,000	>600 (2)	1,000	1,000

Mobile services:
Network Technology (3)	LTE	LTE	LTE	—	LTE	LTE	LTE	5G

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
Residential Services
Mobile Services. We offer mobile services throughout our operating footprint. We are a mobile network operator, delivering high-speed services in Puerto Rico and the USVI, Panama, Costa Rica and all but one of our Caribbean markets. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out-of-the-home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years across our C&W markets. In Puerto Rico and the USVI, spectrum licenses are typically held for perpetuity with the exception of CBRS spectrum which has a priority term of 10 years. We also hold mobile spectrum licenses in Costa Rica with a 15-year term, several of these licences will expire in 2026, and these can be extended for an additional 10 year term.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service, pay in advance for a pre-determined amount of airtime and/or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan generally enter into contracts ranging from 12 to 36 months. Customers subscribing to a postpaid plan in Puerto Rico are offered installment agreements if they buy a new handset with acceleration provisions if they cancel the account without penalty. Long-term contracts are often taken with a subsidized mobile handset.
Broadband Internet Services. To support our customers’ connectivity demands, we are expanding our networks to make high-speed broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and through our next generation WiFi products, which enable us to maximize the impact of our broadband networks by providing reliable, high-speed wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency. During 2023, our Network Extension programs (as defined and described below) upgraded or passed approximately 349,200 homes across Liberty Latin America.
The internet speeds we offer are one of the key focus areas for our value propositions, as customers spend more time streaming video and other bandwidth-heavy services on multiple devices. As a result, we are continuing to invest in additional bandwidth and technologies to increase internet speeds throughout our Latin America and Caribbean footprint. We plan to continue the upgrade and expansion of our fixed networks so that we can deploy high-speed internet service to additional customers in the coming years.
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
Video Services. We offer video services in Puerto Rico, Costa Rica, and in most of C&W’s residential markets. In most markets, we are enhancing our video offerings with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are predominantly delivered over our FTTH and HFC networks and customers access a range of features that include a DVR, a VoD offering and an advanced user interface including an electronic programming guide, voice search and recommendation. These video customers can pause their programming while a live broadcast is in progress, return to the start and find programs they may have missed. They can also stream a selection of channels and non-linear content on their own devices through “TV Everywhere” mobile applications such as, “Flow Sports” in the Caribbean, “Liberty Go” in Puerto Rico, “+movil Total” in Panama and “Liberty Hogar” in Costa Rica.
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

We tailor our video services in each country of operation based on local preferences, culture, demographics and regulatory requirements. We aim to offer the most relevant mix of content to our subscribers, combining general entertainment, sports, movies, documentaries, lifestyle, news, adult, children and foreign channels, as well as local, regional and international broadcast networks. We manage multiple channels in the Caribbean Region, notably the prominent Caribbean sports network, Flow Sports. Additionally, we oversee a joint venture encompassing Rush Sports, Rush Sports 2 and Rush Prime. These comprise two sports channels and one general entertainment channel, collectively accessible throughout the Caribbean, with the exception of Puerto Rico and the US Virgin Islands.
Telephony Services. C&W is the incumbent fixed-line telephony service provider in most of its residential markets. In Puerto Rico and Costa Rica we also offer telephony services over our respective networks.
We offer multi-feature telephony service over our various fixed networks, including HFC, FTTH and copper networks. Depending on location, these services are provided via either circuit-switched telephony or VoIP technology. As we continue to develop and invest in new technologies that will enhance our customers’ experiences, we are replacing obsolete switches with VoIP technology and older copper networks with modern fiber optics. These digital telephony services cover international and domestic services.
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
Liberty Networks. We offer integrated communication and cloud services, connectivity and wholesale solutions to hyper scalers, carriers and businesses throughout the Caribbean, Latin America and the U.S. via our subsea and terrestrial fiber optic cable networks. Our systems include subsea optical systems, long-haul terrestrial backbone, metro fiber networks and data centers. We provide service to major commercial zones and cities and host several mission-critical operations for large organizations and customers in key markets within our operating footprint. Our networks deliver critical infrastructure for the transport of growing traffic from businesses, governments and other telecommunications operators across the region, particularly to high-traffic destinations in the United States and Latin America.

Below is a map of our subsea and terrestrial fiber networks within Liberty Networks.

LIBERTY NETWORKS
Ney York City
Washington DC
Atlanta
Jacksonville
CBUS
PCCS
Bahamas 2
Arcos
BDNSi
Americas II
CJFS
Taino-Carib
FIBRALINK
Maya
EWC
Antillas 1
ECFS
CFX Express Route
ECLink
Solutions
Cloud & Co Lo Data Center
Co Lo Data Center
Networks
Network Name
Terrestial Networks
Subsea Networks

With approximately 50,000 kilometers of fiber optic cable, and an activated capacity of over 20 Tbps, Liberty Networks can carry large volumes of data traffic. Our networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services, IP transit cloud-based services and local network services to telecommunications carriers, ISPs and large corporations. Our network provides built-in resiliency, route diversity and redundancy through our superior traffic re-routing capability.
Across our regional footprint, we also provide services to business customers in multiple segments, from small and medium businesses to larger corporate and enterprise organizations including multi-national companies and governments. We work with our business customers to customize the best end-to-end solutions, using standardized best-in-class products to fit their service needs. We target specific industry segments, such as financial institutions, the hospitality sector, education institutions and government ministries and agencies. We have agreements to provide our services over fully managed and monitored dedicated MPLS and IP networks, wavelength and metro-access fiber lines. We offer tailored solutions that combine our standard services with value-added features, such as dedicated customer care, professional services and enhanced service performance monitoring, to meet specific customer requirements. Our business products and services include voice, broadband, enterprise-grade WAN connectivity, managed WiFi, network security, software defined networking, unified communications and a range of cloud-based IT solutions, such as Infrastructure as a Service (IaaS), disaster recovery and other service offerings. We also offer a range of data, voice and internet services to carriers, ISPs and mobile operators. Our extensive fiber optic cable networks typically allow us to deliver redundant, end-to-end connectivity backed by a strong service level agreement guarantee. Our networks also allow us to provide services over dedicated access fiber lines and local and international private networks that are dedicated to our business customers.
Our business services fall into five broad categories:
•VoIP and circuit-switch telephony;
•Data services for internet access, virtual private networks, high capacity point-to-point, point-to-multi-point and multi-point-to-multi-point services, managed networking services including MPLS, SDWAN and IP transit;
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
◦Managed WiFi;
◦Software Defined Networking, Internet of Things, Digitalization and Digital Currencies; and
◦Specialized services such as Telehealth, Digital Signage, and Retail Analytics.
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
We are engaged in network extension and upgrade programs across Liberty Latin America. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we continue to expand our fixed networks pursuant to which we pass or upgrade homes and businesses with our broadband communications network. For example, we have upgraded almost all of our HFC network to DOCSIS 3.1, and with a combination of FTTH and DOCSIS 3.1, over 80% of our network is currently capable of delivering speeds of 1 Gbps or above. In addition, we look for mobile service opportunities where we have established cable networks and have expanded our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our various fixed networks, including HFC and FTTH networks. These networks are further connected via our subsea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our subsea network cables terminating in the United States carry over 10 Tbps, which represent approximately 20% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
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

Mobile
We operate mobile networks in all of our consumer markets except Trinidad & Tobago. Our networks deliver high-speed services, with over 90% LTE population coverage. Our wireless networks predominantly use LTE technologies, which we offer in most of the countries where we operate. In Puerto Rico and USVI, we operate 5G networks and across other markets we aim to increase the speed of transmission of our data services and have been expanding our LTE coverage. We transmit wireless calls and data through radio frequencies that we use under spectrum licenses. We have a diversified portfolio of frequencies which support LTE and 5G (Puerto Rico and USVI only) technologies. Spectrum is a limited resource, and, as a result, we may face spectrum and capacity constraints on our wireless network in certain countries. We believe our current spectrum portfolio will allow us to meet subscribers’ needs in the coming years and minimal further investment, although we will continue to evaluate our need to acquire additional frequencies to supplement our existing spectrum portfolio. In Puerto Rico and USVI, the 700 MHz FirstNet (Band 14) is usable by us (when not occupied by first responders’ traffic) but owned by AT&T and the First Responders Public Private Partnership. In 2022, AWS spectrum was allocated to our Panama operations, and we acquired additional spectrum in Barbados and Cayman. In addition, in November 2023, we entered into an asset purchase agreement and a license purchase agreement with Dish Network to acquire Dish Network spectrum assets in Puerto Rico and USVI, which is subject to certain customary closing conditions, including regulatory approvals, and is expected to close in 2024.
We continue to invest significant capital in expanding our network capacity and reach and to address spectrum and capacity constraints on a market-by-market basis. Our prime 5G deployed market is Puerto Rico and USVI where approximately 95% of the population is served by our 5G capable network. We continually look for opportunities to expand our 5G footprint to other countries where a positive business case exists. Similarly, we are investing to build a new mobile core in Puerto Rico, which when built, will be virtualized, and redundant. These redundant network elements will be connected by our owned and operated diverse submarine cable routes with automatic alternate routing. Across all our mobile operations we continually strive to improve our network performance by commissioning annual competitive performance benchmarking studies and undertaking customer experience improvement programs. In Puerto Rico and USVI, we are a part of the national US Firstnet (Emergency/First Responders) network, which necessitates above-average network resilience and other customer performance requirements, subject to governmental penalties for non-compliance.

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
With respect to rights for the sports and entertainment services we operate directly or in a joint-venture in the Caribbean, we seek to license locally relevant sports and general entertainment content. Additionally, we produce original series and stories. Our latest video consumer equipment that is distributed to a growing number of markets, including Puerto Rico, Costa

Rica and Panama, also enables our customers to access, through the Google App Store, leading streaming services such as Netflix, Disney+, Max and Amazon Prime Video.
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
As the incumbent telecommunications provider in many of its jurisdictions, C&W Caribbean is subject to significant regulatory oversight with respect to the provision of fixed-line and mobile telephony services. Generally, in these markets, C&W Caribbean operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulation. Licenses and concessions are in the process of being renewed in Jamaica, the Cayman Islands, The Bahamas, Antigua and the Turks and Caicos Islands. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
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
As an example, in Jamaica, under The Telecommunications (Infrastructure Sharing) Rules 2022, dominant licensees are required to share infrastructure (including dark fiber, ducts, subsea cable landing stations and mobile network towers) with third parties, including competitors. However, it is anticipated that these rules will not become operational for some time as there are specific actions (including a prescribed costing methodology) that will take considerable time to complete. Our operations in Jamaica have already submitted their objections to the OUR on the premise that due process was not followed leading up to the promulgation of these new infrastructure sharing rules. Our operations in Jamaica are resolved to challenge the process ultimately to the courts for changes to be made to any adverse provisions of the new rules or to revoke them entirely. The process of such a challenge is likely to be long, and we cannot at this time determine the possibility of a successful outcome.
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
Liberty Networks
With respect to Liberty Networks’ B2B and networks business in Latin America, we are subject to significantly less regulation in the markets in which we operate compared to our residential businesses described above. We do have the licenses in Latin America and the U.S. necessary to operate wholesale and enterprise services in all countries in which we operate. Although the legal framework in Latin America changes from country to country, we do own international/local carrier and Internet or data services licenses in every jurisdiction in which we operate. Most licenses are granted for a 10 to 15 year term. Some licenses and concessions are in the process of being renewed: Panama (Carrier), and United States (Carrier). We believe we have complied with all local requirements to have existing licenses renewed. We expect that such licenses will be renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
The networks business operates approximately 50,000 kilometers of submarine fiber optic cable systems in the U.S., the Caribbean and Latin America. These sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the FCC, the Department of Homeland Security and other U.S. governmental agencies that impose additional reporting and licensing obligations on Liberty Networks.

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
With the opening of the market, in 2008, concession contracts for the PCS Service were granted to Digicel (Panamá), S.A. and Claro Panama. Currently, C&W Panama completed a mobile market consolidation process with Claro Panama, according to Law 36 of June 5, 2018 and subsequently, Digicel declared their intention to return their concession to the Panamanian government. The law of market consolidation issued by the Panamanian government aims to maintain three mobile operators and therefore, the Panamanian state recently published the public bid for the acquisition of this concession and purchase of some assets of Digicel Panama, and it has authorized ASEP to negotiate with General International Telecom Panama for this purchase.
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
Public Telephone Service. C&W Panama is the only operator that provides Public Telephone Service in Panama. Since 2021, efforts have been made with the regulatory authority to obtain authorization for disconnection and/or relocation of public phones, and in 2022, C&W Panama obtained approval to remove 4,005 out of 8,445 public phones. A second request has been filed to disconnect 1,053 public phones, and C&W Panama is in the process of analyzing additional public phones to be included in a disconnection request.
Fixed Services (Fixed-Line Telephony, Public and Semipublic Telephone). C&W Panama has a license to provide Basic Local, National and International Telecommunications Services, as well as Public and Semipublic Terminals and Rental of Dedicated Voice Circuits, within the entire territory of Panama until the year 2037. C&W Panama is a Type B concessionaire, with or without use of radio spectrum, subject to compliance with requirements regarding the fulfillment of quality goals for the provision of these services, such as the attention to recommendations issued by the International Telecommunications Union. During 2023, C&W Panama filed considerations to a public consultation, which proposes to eliminate National Long Distance. C&W Panama favors the proposal, subject to its compliance with a proposed staggered process.
Mobile Services. C&W Panama is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, which currently C&W Panama has 125 MHz, for its prepaid and post-paid mobile customers, including supplementary services and other Mobile Telephony services, throughout Panama, which is valid until 2037.
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
On November 2, 2020, LCPR received preliminary approval from the FCC for an award of approximately $72 million through the UPR Fund. The funds support providing high-speed broadband access to all locations within 43 of Puerto Rico’s 78 municipalities, representing service to over 914,000 locations. After LCPR submitted all required materials in June 2021, this funding was authorized by the FCC. Liberty Puerto Rico will have six years to complete the network expansions and upgrades, during which certain milestones must be met. Liberty Puerto Rico is expected to receive approximately $72 million, which will be paid in 120 equal monthly payments over a 10-year period that began in July 2021. The revenue recognized from such project will be reflected as “other revenue” in our revenue by product disclosures in our financial statements.
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
With respect to Stage 2 UPR funding for mobile wireless providers, the FCC also established in September 2019 that mobile wireless providers providing service in Puerto Rico as of June 2017 were eligible to receive up to $254 million over three years based on their relative number of subscribers for such service as of June 2017. In order to obtain such support, the mobile providers were required to confirm the number of mobile wireless subscribers they served as of June 2017, and obtain FCC approval of a plan that describes and commits to the methods and procedures that will be used to prepare for and respond to disasters in Puerto Rico. Liberty Puerto Rico’s predecessor wireless provider in Puerto Rico (AT&T) submitted the required documentation and in June 2020, the FCC authorized that entity to receive approximately $34 million in annual funding over three years or a total amount of $102 million in funding to expand, improve and harden the mobile networks in Puerto Rico and USVI. That entity had previously obtained the required ETC designation in Puerto Rico. Having purchased this business in connection with the AT&T Acquisition, Liberty Puerto Rico is receiving these funds. The funds are paid in equal installments of $3 million and since the date of the AT&T Acquisition, we have received approximately $98 million in funding, including approximately $94 million and $4 million received by our mobile operations in Puerto Rico and USVI, respectively.
On April 19, 2023, the FCC adopted a report and order that provides two additional years of transitional mobile support beginning in June 2023. Transitional mobile support recipients receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional support, and then 25% of their current monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 UPR mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and to approximately $8.5 million in the second year. The FCC has stated that it intends to develop a long-term funding mechanism to support network hardening in Puerto Rico but has not yet released a notice of proposed rulemaking regarding such long-term funding program. On September 21, 2023 the FCC adopted a further notice of proposed rulemaking seeking comment on whether the FCC should support 5G development in Puerto Rico and USVI through the 5G Fund for Rural America.
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
Internet. Liberty Puerto Rico offers high-speed internet access throughout its entire footprint. In March 2015, the FCC issued an order classifying mass-market broadband internet access service as a “telecommunications service,” changing its long-standing treatment of this offering as an “information service,” which the FCC traditionally has subjected to limited regulation. The rules adopted by the FCC prohibited, among other things, broadband providers from: (i) blocking access to lawful content, applications, services or non-harmful devices; (ii) impairing or degrading lawful internet traffic on the basis of content, applications, services or non-harmful devices; and (iii) favoring some lawful internet traffic over other lawful internet traffic in exchange for consideration (collectively, 2015 Restrictions). In addition, the FCC prohibited broadband providers from unreasonably interfering with users’ ability to access lawful content or use devices that do not harm the network, or with edge providers’ ability to disseminate their content, and imposed more detailed disclosure obligations on broadband providers than were previously in place. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order (the 2017 Order) that, in large part, reversed the regulations issued by the FCC in 2015. The 2017 Order, among other things, restores the classifications of broadband internet access as an information service under Title I of the Communications Act, and mobile broadband internet access service as a private mobile service, and eliminates the 2015 Restrictions. The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization, and restores broadband consumer protection authority to the Federal Trade Commission. In 2019, the United States Court of Appeals for the District of Columbia Circuit largely upheld the 2017 Order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking in which the FCC, among other things, again proposes to classify broadband internet access service as a telecommunications service subject to regulation under Title II of the Communications Act (the 2023 Notice) and prohibit ISPs from blocking or throttling information transmitted over their networks or engaging in paid or affiliated prioritization agreements. The FCC likely will adopt some form of the rules proposed in the 2023 Notice during 2024 following completion of the FCC’s public comment period. Any new rules may be challenged in U.S. federal court.
On November 15, 2023, the FCC adopted a report and order and further notice of proposed rulemaking pursuant to the Infrastructure Act to broadly prohibit “digital discrimination of access” to broadband, defined as “policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact.” Under the new rules, differentiation as to any available quality of service metric for broadband service may provide a basis for liability, absent sufficient justification. The FCC will enforce the prohibition on digital discrimination of access through self-initiated FCC investigations and through informal complaints filed with the FCC, but will not initiate any enforcement investigation until at least six months after the effective date of the new rules. The FCC also seeks comment on proposed rules requiring ISPs to submit annual reports to the FCC of substantial projects recently completed by providers and to establish internal compliance programs to evaluate the demographics of communities served by such projects and whether providers’ broadband-related policies might differentially affect access to broadband without adequate technical or economic justification.
Liberty Puerto Rico is a participating provider in the ACP, which was known as the Emergency Broadband Benefit Program until it was renamed by the Infrastructure Act enacted on November 15, 2021. The ACP provides a long-term broadband affordability benefit program to low-income customers. The Infrastructure Act, among other things, reduced the standard benefit discount from $50 per month to $30 per month and requires a broadband provider to allow enrolled households to apply the ACP benefit to any of the provider’s internet service offerings. The ACP launched on December 31, 2021, and the FCC adopted final rules for the ACP on January 21, 2022. Liberty Puerto Rico is subject to the proceedings and requirements regarding ACP administration and related subjects set forth in the Infrastructure Act and the FCC’s rules for ACP. The funding for the ACP currently is expected to be exhausted in approximately April 2024. On January 11, 2024, the FCC issued an order detailing wind-down procedures for the ACP, including a freeze on ACP enrollments effective on February 8, 2024. Legislation to allocate additional funding for the FCC is pending in Congress.
Similarly, Liberty Puerto Rico is a participating provider in the ECF, a $7.17 billion FCC program that sought to help schools and libraries provide the tools and services they provided to their communities during the Covid-19 pandemic. The ECF is set to sunset during the first half of 2024.
On November 17, 2022, the FCC issued a report and order and a further notice of proposed rulemaking adopting rules that require broadband providers to display, at the point of sale, labels that disclose certain information regarding broadband prices, introductory rates, data allowances and broadband speeds. Broadband providers also must include links to their network management practices, privacy policies, and the ACP. Broadband providers with more than 100,000 subscriber lines must comply with the majority of the label requirements by April 10, 2024. The FCC also seeks comment regarding the adoption of additional disclosure requirements regarding price and performance information, among other matters.

The Infrastructure Act also established the Middle Mile Broadband Infrastructure Grant Program (MMG). The MMG Program is a competitive grant program that provides funding to telecommunications companies and other eligible entities for the construction, improvement or acquisition of middle mile infrastructure. Middle mile generally means any broadband infrastructure that does not connect directly to an end-user and provides a backbone for local providers to build on existing infrastructure and extend connectivity services to individual customers. Grants awarded under the MMG Program may not exceed 70% of the total project costs presented in each application. If a proposal is awarded with a middle mile grant, the recipient of such funds will have five years to complete the middle mile project presented under the winning proposal. In addition, the winner may be subject to certain NTIA rules regarding the MMG Program and other applicable regulatory requirements and proceedings. In 2022, LCPR submitted four middle mile grant proposals and Broadband VI, LLC submitted one proposal. On June 15, 2023, the NTIA awarded LCPR a grant of approximately $9.3 million to fund new middle mile infrastructure in areas where LCPR has been awarded UPR Funds for last-mile services. The NTIA also administers the BEAD Program which will provide funding for high-speed broadband deployment in the 50 states and territories, including Puerto Rico and USVI. NTIA has allocated approximately $334.6 million and $27.1 million in BEAD Program funds to Puerto Rico and USVI, respectively. Liberty Mobile Puerto Rico and Liberty Mobile U.S. Virgin Islands have submitted comments regarding the draft BEAD Program action plans in Puerto Rico and USVI, respectively. Of note, in Fiscal Year 2021, Puerto Rico also allocated $400 million in state funds to the Broadband Infrastructure Fund administered by the Puerto Rico Broadband Program, to support service expansion efforts in unserved and underserved areas.
Fixed-Line Telephony Services. Liberty Puerto Rico offers fixed-line telephony services, including both circuit-switched telephony and VoIP. Its circuit-switched telephony services are subject to FCC and local regulations regarding the quality and technical aspects of service. All local telecommunications providers, including Liberty Puerto Rico, are obligated to provide telephony service to all customers within the service area, subject to certain exceptions under FCC regulations, and must give long distance telephony service providers equal access to their network. Under the Communications Act, CLECs, like us, may require interconnection with the ILEC, and the ILEC must negotiate a reasonable and nondiscriminatory interconnection agreement with the CLEC. Such arrangement requires the ILEC to interconnect with the CLEC at any technically feasible point within the ILEC’s network, provide access to certain unbundled network elements of the ILEC’s network, and allow physical collocation of the CLEC’s equipment in the ILEC’s facilities to permit interconnection or access to unbundled network element services. Therefore, we have the right to interconnect with the ILEC, PRTC. We have negotiated an interconnection agreement with PRTC, allowing for the physical interconnection between both companies.
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
LCPR, Liberty Mobile Puerto Rico and Liberty Mobile U.S. Virgin Islands hold international section 214 authorizations granted by the FCC to offer international services originating or terminating in the U.S. The FCC adopted an order and notice of proposed rulemaking on April 20, 2023, that would, among other things, require: (1) renewal of all international section 214 authorizations every 10 years; (2) coordination with Executive Branch agencies for the assessment of national security, law enforcement, foreign policy or trade policy concerns; (3) information regarding applicants’ current and expected future services and geographic markets; (4) information regarding applicants’ use of critical infrastructure to provide service crossing the U.S.- Mexico and U.S.-Canada borders and the use of foreign-owned managed network service providers; and (5) applicants’ certifications regarding the implementation of baseline cybersecurity standards and use of equipment or services identified on the FCC’s “covered list” of equipment and services deemed to pose an unacceptable risk to U.S. national security or the security and safety of U.S. persons. As an alternative to a renewal requirement, the FCC sought comment on a periodic review process in which an international section 214 authorization holders would periodically submit information demonstrating that its authorization continues to serve the public interest.

Mobile Services. Liberty Mobile Puerto Rico and Liberty Mobile U.S. Virgin Islands offer mobile services in Puerto Rico and USVI. The FCC regulates virtually all aspects of United States wireless communications systems, including spectrum licensing, tower and antenna construction, modification and operation, the ownership and sale of wireless systems and licenses, as well as the acquisition, leasing and use of wireless spectrum. Local governments, such as in Puerto Rico and USVI, typically regulate the placement of wireless towers and similar facilities via zoning laws. At present, neither the FCC nor state or local governments regulate specific service offerings or rate plans. In addition, other federal and state agencies have asserted jurisdiction over consumer protection and the elimination and prevention of anticompetitive business practices in the wireless industry. The specific issues as to which our United States mobile services operations are subject to regulatory oversight include: roaming, interconnection, spectrum allocation, licensing and leasing, facilities siting, pole attachments, intercarrier compensation, USF contributions and distributions (such as through the UPR Fund), network neutrality, 911 services, consumer protection, consumer privacy protections, number portability, and cybersecurity. The FCC also released a final rule on July 6, 2022 making the industry-developed Wireless Network Resiliency Cooperative Framework mandatory. The new rule requires a five-pronged approach to enhance coordination during an emergency, typically resulting from a national disaster such as a hurricane. Failure to comply with applicable regulations could subject us to fines, forfeitures, and other penalties (including, in extreme cases, revocation of our spectrum licenses), even if any non-compliance was unintentional. On January 25, 2024, the FCC adopted a second report and order regarding its disaster reporting rules that requires wireless providers to report their infrastructure status information in the FCC’s DIRS daily when the FCC activates DIRS in a wireless provider’s service area.
On September 15, 2023, the FCC adopted mandatory actions to improve the reliability and resiliency of wireless networks during emergencies. Specifically, it adopted a Mandatory Disaster Response Initiative that requires wireless providers to: (1) provide roaming to one another when a network is down, where technically feasible; (2) establish mutual aid agreements to share physical assets and to consult with one another before and during emergencies; (3) enhance municipal preparedness; (4) increase consumer readiness; and (5) improve public awareness and stakeholder communications regarding restoration times. Providers will have to be ready to comply with said mandatory actions by, at least, May 1, 2024.
On November 15, 2023, the FCC adopted a report and order revising the customer proprietary network information and local number portability regulations to reduce the incidence of SIM swapping (fraudulent transfer of a wireless customer’s service to another device) and port-out fraud (fraudulent transfer of a wireless customer’s account to another carrier). The new rules require wireless providers to, among other things: (1) adopt secure methods of authenticating a customer before redirecting a customer’s phone number to a new device or provider; (2) adopt processes for responding to failed authentication attempts; (3) institute employee training regarding SIM swap and port-out fraud; (4) notify customers regarding SIM change and port-out requests; and (5) offer customers the option to lock their accounts to block processing of SIM changes and number ports. Wireless providers must comply with most of the new regulations by July 8, 2024, but rules requiring customer notifications, customer account locks and SIM change requests and authentication recordkeeping will become effective at a later date following review by the Office of Management and Budget.
Liberty Costa Rica
Liberty Servicios, Liberty Telecomunicaciones and Columbus Networks, as telecommunications operators and providers, are subject to regulation and enforcement under Article 121, paragraph 14, of Costa Rica’s Constitution, which enumerates a list of assets that cannot permanently leave the state’s domain, which includes the radio spectrum and the possible methods of its exploitation, the Law No. 8642, General Telecommunications Law (LGT), and Law No. 8860, Law for the Strengthening and Modernization of the Public Entities of the Telecommunications Sector, among other regulations. The main governmental entities involved in this industry are the MICITT, which leads policy development and implementation, Sutel, as regulator of the telecommunication operators and providers and competition agency exclusively for the telecommunications sector, and the Consumer Protection Agency of the Ministry of Economy, Industry and Commerce. In its activities, each of Liberty Servicios and Columbus Networks holds a telecommunications services license, both of which expire in 2028, issued by Sutel that authorizes the deployment and operation of its wireline HFC network throughout the country. These licenses authorize the following services: (i) paid television; (ii) the provision of fixed telephony service; (iii) internet access; and (iv) data links.
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
Video. Cable television service providers in Costa Rica are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below, provided that both the regulator and end users will be notified through regulated communication. However, the Commission of Control and Qualification of Public

Spectacles of the Ministry of Justice and Peace may impose sanctions on providers that have run programming containing excessive violence, adult content, or other objectionable content. Pay television operators are directly responsible for violating such prohibitions.
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
Internet. The Regulation of Provision and Quality of Services of Sutel establishes minimum quality thresholds, such as minimum speeds, oversubscription, delay, and installation, reconnection and repair of breakdowns deadlines.
Fixed-Line Telephony Services. More than eight years after Sutel issued a regulation for the implementation of fixed number portability, a court rejected a lawsuit filed by the Costa Rican government telecom provider, ICE (through the Kolbi brand), that argued that fixed telephony was not an open, competitive service in Costa Rica, and confirmed the right to number portability on fixed-line phone numbers. The implementation process of fixed number portability has begun, however, its launch is expected to take at least two years.
Mobile Services. Through concessions contracts N° C-001-2011-MINAET and -002-2017-MICITT DAF-034-2013, Liberty Telecomunicaciones is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, for its prepaid and post-paid mobile customers.

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
OTT aggregators and SVoD services utilizing our or our competitors’ high-speed broadband connections are also a significant competitive factor as are other video service providers that overlap our service areas. OTT video providers (such as Max, Amazon Prime Video, Disney+, Paramount+ and Netflix in most of our markets, and Hulu, DirecTV Now, Sling, and Sportsmax in selected markets) offer rich VoD catalogues and/or linear channels. In some cases, these AVoD services are provided free-of-charge (such as YouTube and Pluto TV). Typically, these services are available on multiple devices in and out of the home. To augment our video services, we continue to deploy and develop newer technologies and platforms that create flexibility for our subscribers and improve their experience. For example, through our user interface, subscribers can seamlessly subscribe to these OTT and TVE services, conduct searches, discover content, and engage in the consumption of programs. Our businesses also compete to varying degrees with other sources of entertainment and information, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
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
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Flow Sports in C&W Caribbean’s markets, +TV Total in C&W Panama, and Liberty Go in Puerto Rico and Liberty Hogar in Costa Rica.
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
•C&W Caribbean. C&W Caribbean competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. In several of its other markets, including Jamaica, Trinidad and Tobago and Barbados, C&W Caribbean is the largest or one of the largest video service providers. In these markets, its primary competition is from operators of IPTV services over VDSL and FTTH, such as Digicel and any DTH competitor locally.
•C&W Panama. C&W Panama competes primarily with Cable Onda which is owned by Millicom and which offers video, internet and fixed-line telephony over its cable network. To compete effectively, C&W Panama invests in leading mobile and fixed networks and content.
•Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network. Claro also provides video services in the market. Dish Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a free multi-room DVR service. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed fixed and mobile internet connectivity solutions to drive its video services.

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
Business and Wholesale Services
Through C&W, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, subsea fiber optic cable network. Our subsea and terrestrial fiber routes combine to form a series of fully integrated networks that typically provide complete operational redundancy, stability and reliability, allowing us in most cases to provide our clients with superior service and minimal network downtime. Given the advanced technical state of the network combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high latency protection routes. In addition, our network as of December 31, 2022, utilized approximately 20% of its potential design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, as well as the financial and time investment required to build a similar network, and the potential delays associated with acquiring governmental permissions, makes it unlikely that our network will be replicated in the near term.
We compete in the provision of B2B services with residential telecommunications operators as noted above. We also compete with regional and international service providers, particularly when addressing larger customers.

Human Capital Resources
Our Team. As of December 31, 2023, we employed approximately 10,600 full-time employees across our five reportable segments. These are: C&W Caribbean approximately 3,700 full-time employees, C&W Panama approximately 2,400 full-time employees, Liberty Networks approximately 1,000 full-time employees, Liberty Puerto Rico approximately 2,300 employees, and Liberty Costa Rica approximately 600 employees. The remaining employees are employed by our corporate entities. Women represented 41% of our global employees and 39% of our managerial positions. Of our total employee population, approximately 3,800 are covered by contracts with various unions, primarily across our Caribbean markets, Panama, and Puerto Rico.
During 2023, our total employee attrition rate, both voluntary and involuntary, was approximately 11.5%. In 2023, we measured our eNPS at +20 as part of our annual employee survey, which we believe is an indicator that we have a passionate, engaged, and dedicated workforce.
Our Chief People Officer, who reports to the CEO and is part of the Executive Team, leads our People and Culture initiatives. All leaders incorporate these initiatives as part of the operating strategy, and our Chief People Officer regularly reports progress on these initiatives to our Board of Directors.
Talent Strategy. We manage our talent strategy through a cycle consisting of Talent Acquisition, Learning & Development, and Performance Management. We offer prospective candidates a compelling Employee Value Proposition rooted in our culture, which combines a shared purpose, philosophy, and principles for how we work. We foster an environment where employees can learn, develop, and gain experience through mobility programs and other growth opportunities. Our performance management process is fully aligned with our culture and one team approach. This includes a simpler and more engaging Agile Performance Development (APD) experience for all our employees, focused on frequent conversations throughout the year combined with real-time feedback between managers and employees.
Our employees are the heart and soul of our business, helping us to deliver value to our customers, shareholders and communities. As our employees grow and develop, so will our company.
Equality, Diversity & Inclusion. Our employees comprise many races, ethnicities, beliefs, and cultures, and we operate based on a set of strong principles including respect.
In 2023, we continued our efforts to foster a more diverse and inclusive workplace as part of our EDI strategy. Our focus remains on the pillars of gender equity, LGBTQIA+ inclusion, and issues of Race & Ethnicity. This year, we focused on gathering feedback from our people through an in-person and virtual Listening Tour, which helped inform areas that are working well and what might need attention through our EDI agenda.
We are committed to ensuring everyone feels heard, supported and represented. Since 2019, we have annually celebrated International Women’s Day and Pride Month, implemented a company-wide Gender-based Violence Policy, launched two employee resource groups (Pride and ELLAS) and continue to incorporate inclusive practices.
In 2023, we maintained our commitment to the CEO Action for Diversity & Inclusion pledge focused on: creating an environment for open dialogue, sharing best practices and lessons learned, and developing dedicated Diversity & Inclusion plans in consultation with our Board of Directors.
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
Our employees lead many of our outreach programs, working alongside our local and regional charitable foundations. We proudly support and give back to our communities. In 2023, through our company-wide initiative, Mission Week, over 1,300 employees across 22 countries came together to contribute more than 7,800 volunteer hours in support of communities across Latin America and the Caribbean through a wide range of volunteer activities.

Compensation, Benefits and Well-being. As part of our Employee Value Proposition, we offer compensation, benefits, and well-being packages that we believe are fair and competitive. We include a mix of base salary, short and long-term incentives (based on eligibility), as well as a wide range of programs that support our employees’ overall well-being including: retirement savings plans, healthcare and insurance benefits, paid parental leave, paid time off, an employee stock purchase plan and employee assistance programs. These programs vary by employee level and geography.
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
As part of our company-wide onboarding process, we require all new employees to complete training on our Code of Conduct. Additionally, we periodically host seminars on anti-corruption, anti-bribery, and other important compliance topics such as cyber security.
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
The risk factors described in this section have been separated into seven groups:
•risks that relate to the competition we face and the technology used in our businesses;
•risks that relate to our operating in overseas markets and being subject to foreign and domestic regulation;
•risks that relate to certain financial matters;
•risks related to cybersecurity;
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
The markets for cable television, broadband internet, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and DTT broadcasters, DTH satellite providers, networks using DSL, VDSL or vectoring technology, Multi-channel Multipoint Distribution System operators, FTTH networks, OTT content providers, and, in some countries where parts of our systems are overbuilt, with cable and FTTH networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, other telecommunications operators and service providers. As the availability and speed of broadband internet increases, we also face competition from OTT providers, including telephony providers such as WhatsApp, utilizing our or our competitors’ high-speed internet connections. Some of these providers offer services without charging a fee, which could erode relationships with customers and may lead to a downward pressure on prices and returns for telecommunication services providers. In the provision of telephony and broadband internet services, we are experiencing increasing competition from other telecommunications operators and other service providers in each country in which we operate, as well as other mobile providers of voice and data. Many of the other operators offer double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other facilities-based operators and wireless providers. Developments in wireless technologies, such as LTE, 5G (the next generation of ultra-high-speed mobile data) and WiFi, are creating additional competitive challenges.
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
Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies, such as the use of artificial intelligence and machine learning. New technologies, products and services may impact consumer behavior and therefore demand for our products and services. Failure to develop enhancements to our products or services or incorporate technologies, like artificial intelligence or machine learning, may impact our ability to meet customer expectations and harm our business. Our ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products and services on a timely basis will affect our ability to maintain, continue to grow, or increase our revenue and number of customers and remain competitive. New products and services, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services that we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our results of operations and cash flows.
Our significant property and equipment additions may not generate a positive return.
Significant additions to our property and equipment are, or in the future may be, required to add customers to our networks and to upgrade or expand our mobile and broadband communications networks and upgrade customer premises equipment to enhance our service offerings and improve the customer experience. Additions to our property and equipment, including in connection with Network Extensions, require significant capital expenditures for equipment and associated labor costs to build out and/or upgrade our networks as well as for related customer premises equipment. Additionally, significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTH and advanced DSL technologies, the impact of natural disasters like hurricanes, or adverse regulatory developments could cause us to decide to undertake previously unplanned builds or upgrades of our networks and customer premises equipment.
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
If we are unable to obtain or retain attractively priced content, demand for our video subscription services could decrease, thereby limiting our ability to attract new bundle customers to subscribe to video services and/or maintain existing video customers. Furthermore, we may be placed at a competitive disadvantage as certain OTT providers increasingly produce their own exclusive content if certain of our providers also offering content directly to consumers restrict our access to valued content or if certain of our pay-TV competitors acquire exclusive programming rights, particularly with respect to sports.
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
In addition, the operation, administration, maintenance and repair of our network, including our subsea cable network, requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the Caribbean and Latin America and requires operating and capital expenses. Events outside of our control, such as natural disasters, technological failures, cybersecurity incidents, vandalism, war, terrorism, inadvertent cuts or extraordinary social or political events, could impact the continued operation of our network. We cannot assure you that our systems will continue to function as expected in a cost-effective manner.
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
The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. If we were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing the same level of voice and data roaming services for our customers that they’ve grown accustomed to or may be unable to provide such services on a cost-effective basis. An inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase turnover and decrease revenue, which in turn could materially adversely affect our business, financial condition and results of operations.
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
Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our services in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as artificial intelligence, machine learning, cloud computing and software as a service provider, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as customers would like or in a cost-effective manner.
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
Public health crises, such as the coronavirus outbreak, in countries where we operate or where our contractors’ or vendors’ facilities are located could also have an effect on our financial condition or operations through impacts on our customers’ ability to use our services, on the availability of our workforce or through adverse impacts to our supply chain.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2023.
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
For example, certain of our companies provide (and may in the future provide), directly or indirectly, certain services to governmental entities in Cuba (e.g., C&W sells IP and international transport telecommunication services to ETECSA, the Cuba state-owned telecommunications provider and to other international telecommunications providers that in turn sell telecom services to ETECSA). All these services are provided outside of Cuba and the provision of non-facilities based telecom services to Cuba are permissible under the Cuba Assets Control Regulations and a general license from OFAC.
We also have interconnection and services contracts with telecommunications carriers located in Venezuela. With respect to Venezuela, we have advised OFAC that we believe that our activities there are not covered by the OFAC regulations or are otherwise allowed under a general license and exemptions or, in the alternative, should be licensed by OFAC. In September 2022, OFAC issued a specific license to allow us to engage in all transactions necessary for U.S. financial institutions to process the collection of outstanding debts and the receipt of current and future payments relating to telecommunications services provided to Compañía Anónima Nacional Teléfonos de Venezuela. OFAC extended this license on August 17, 2023.
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
Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Video distribution, broadband internet, telephony and mobile businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. Our ability to provide telecommunications services depends on applicable law, telecommunications regulations and the terms of the licenses and concessions we are granted under such laws and regulations. In particular, we are reliant on access with mutually beneficial terms to spectrum for both existing and next generation telecommunication services, entrance into interconnection agreements with other telecommunications companies and are subject to a range of decisions by regulators, including in respect of pricing, for example, for termination rates. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities, or is subject to review by regulatory authorities or termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, infrastructure, facilities or services to distribute their own services or resell our services to end customers. For example, certain regulators are seeking to mandate third-party access to portions of C&W’s network infrastructure, such as in Jamaica where, under The Telecommunications (Infrastructure Sharing) Rules 2022, dominant licensees are required to share infrastructure (including dark fiber, ducts, subsea cable landing stations and mobile network towers) with third parties, including competitors. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions. We may continue to operate in jurisdictions where governments fail to grant or renew licenses for our operations, which could result in penalties, fines or restrictions that could have a material adverse impact on our business and financial condition.
Adverse changes in rules and regulations could:
•impair our ability to use our bandwidth in ways that would generate maximum revenue and cash flow;
•create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers;
•impact our ability to access spectrum for our mobile services;
•impact the amount of government funding under certain support programs such as the FCC’s UPR Fund and the NTIA’s MMG Program;
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
Failure to comply with the FCC’s requirements for the UPR Fund, the ACP or other funding programs in which Liberty Puerto Rico may participate may have an adverse impact on Liberty Puerto Rico’s business and our financial position, and payments by such programs are decreasing and uncertain.
In May 2018, the FCC established the UPR Fund and the Connect USVI Fund to provide subsidies for the deployment and hardening of fixed wireline and mobile wireless communications networks in Puerto Rico and the U.S. Virgin Islands, and in 2021, the FCC launched the ACP which provides a long-term broadband affordability benefit to low-income customers. Liberty Puerto Rico receives funds from the FCC through these programs. To continue receiving funds under these programs, Liberty Puerto Rico, Liberty Mobile U.S. Virgin Islands and Broadband VI, LLC must comply with certain requirements established by the FCC as described in Item 1. Business—Description of Business—Regulatory Matters. Compliance with FCC requirements may depend upon factors such as issuance of permits by local regulatory authorities. In April 2023, the FCC adopted an additional two-year transitional period for mobile support recipients during which transitional mobile support recipients will receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional mobile support, and then 25% of their currently monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and will be reduced to approximately $8.5 million in the second year. In addition, continuation of the ACP, depends upon the appropriation of additional funds by Congress, which is uncertain. Reduced funding from these programs may have an adverse impact on Liberty Puerto Rico’s business and our RGUs, revenue and cash flow. In the specific case of the UPR Fund and the Connect USVI funding for fixed providers, such as LCPR and Broadband VI, LLC, failure to comply with program buildout milestones can result in the FCC clawing back allocated funds and/or imposing fines for non-compliance.
We may not be successful in acquiring future spectrum or other licenses that we need to offer new mobile data or other services.
We offer mobile data services through licensed spectrum in a number of markets. While these licenses, and other licenses that we possess, enable us to offer mobile data services today, as technology develops and customer needs change, it may be necessary to acquire new spectrum or other licenses in the future to provide us with additional capacity and/or offer new technologies or services. For example, we expect to acquire additional wireless spectrum in Puerto Rico and the USVI through the Puerto Rico and USVI Spectrum Acquisition. While we actively engage with regulators and governments to ensure that our spectrum needs are met, there can be no guarantee that future spectrum licenses will be made available in certain or all territories or that they will be made available on commercially viable terms. We will likely require additional spectrum licenses for LTE and 5G networks, and there may be competition for their acquisition. In addition, we may need other types of licenses for the new products and services that we contemplate or will consider offering. Failure to acquire necessary new spectrum licenses or other required licenses for new services or products, or to do so on commercially viable terms, could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations, or that we will achieve the expected returns on our acquisitions.
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions, such as the Puerto Rico and USVI Spectrum Acquisition, that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation, our ability to obtain regulatory approval or satisfy other conditions to completing a transaction, and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as in the AT&T Acquisition, the Liberty Telecomunicaciones Acquisition and the Claro Panama Acquisition, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; migrating our acquired businesses’ customers to our systems; integrating personnel, networks, financial systems and operational systems and building new mobile cores and IT stacks; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
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
We may not be successful in renewing the necessary regulatory or spectrum licenses, concessions or other operating agreements needed to operate our businesses upon expiration, and such licenses may be subject to termination, revocation or material alteration in the event of a breach or to promote the public interest or as a result of triggering a change of control clause.
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, C&W’s licenses in Jamaica, the Cayman Islands, The Bahamas, Antigua and the Turks and Caicos Islands are in the process of being renewed on the same terms and conditions as before. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses. In addition, in certain jurisdictions where spectrum licenses must be renewed, there is no guarantee that we will be able to renew those licenses on similar or commercially viable terms, or at all.

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
Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting project being undertaken by the OECD. The OECD, which represents a coalition of member countries that includes the United States, has undertaken studies and is publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. The OECD has extended inclusion to non-OECD countries under their Inclusive Framework on BEPS, bringing together over 100 countries to collaborate on the implementation of the OECD BEPS Package. This framework allows interested countries and jurisdictions to work with the OECD and G20 members on developing standards on BEPS-related issues and reviewing and monitoring the implementation of the whole BEPS Package. Included within this expanded group of countries are several jurisdictions in which we do business. It is possible that additional jurisdictions in which we do business could react to these initiatives or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities. In particular, the OECD has proposed a provision to impose a minimum tax rate of 15%, among other provisions, and as of

2023 more than 140 countries have tentatively signed on to the framework. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
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
Failure to comply with trade controls.
Trade controls implemented by the United States, Costa Rica and other governments, particularly with respect to certain suppliers designated by these governments as part of the Chinese Military Industrial Complex, expose our operations to supply chain risks for certain telecommunications equipment in certain of our markets. Further, these trade controls expose us to a certain degree of exposure for violations of United States and other laws prohibiting certain transactions with restricted or prohibited companies. While we have implemented a compliance program to prevent and detect violations of these trade controls, there remains some degree of risk that improper conduct could occur, thereby exposing our company to potential liability and the costs associated with investigating potential misconduct.
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
Our businesses are highly leveraged. At December 31, 2023, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,248 million, including $582 million that is classified as current in our consolidated balance sheet and $7,599 million that is not due until 2027 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities are predominantly in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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
In particular, we are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to Adjusted Term SOFR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure.
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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2023, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash balances of $1,000 million and (ii) aggregate undrawn debt facilities of $869 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.

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
As of December 31, 2023, we had goodwill of $3,483 million, which represented approximately 26% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily spectrum licenses and cable television franchise rights) for impairment at least annually on July 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in note 8 to our consolidated financial statements, during the years ended December 31, 2022 and 2021, we incurred significant goodwill impairments. If, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.

Risks Relating to Cybersecurity
Failure in our technology or telecommunications systems from security attacks or natural disasters could significantly disrupt our operations, which could reduce our customer base and result in lost revenue.
Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or subsea cable network, telecommunications failures, power loss, malicious human acts, security flaws as well as natural disasters and extreme weather events as a result of climate change. In particular, our systems and equipment are in regions prone to hurricanes, earthquakes and other natural disasters, and they have been impacted by hurricanes and earthquakes in the recent past.
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
Although we have not suffered a security breach or cybersecurity incident to date that has materially affected our operations or financial condition, we have been the target of attempted attacks of this nature in the past and expect to be subject to similar attacks in the future. We engage in a variety of preventive measures (in terms of people, processes and technology) at an increased cost to us, in order to reduce the risk of cyberattacks and safeguard our infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data.
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
Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. For example, certain regulations exist that require customer personal data to be processed in accordance with applicable data protection standards, grant consumers certain privacy rights, and require corporate notice to customers and government agencies of certain data breaches that implicate customer proprietary network information. The cost of complying with and implementing these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.

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
We may face the loss of certain markets, customers or significant financial loss due to the physical impacts of climate change.
Given the location of our operations in the Caribbean and in Latin America, we may face the loss of certain markets or customers or the availability of labor due to impacts caused by sea level rise, distortion of historical rainfall patterns, fire or other adverse impacts of climate change. Additionally, we may face higher losses of property, plant and equipment, customers and revenue, disruptions in our operations and supply chain, and incur additional costs, which may not be covered by insurance, as the result of damage caused in our markets by severe weather phenomena or natural disasters, such as hurricanes, floods, fires and earthquakes. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.
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
We were a subsidiary of Liberty Global prior to our split-off in December 2017. Following our split-off, Miranda Curtis, Paul A. Gould and Daniel Sanchez, who serve as directors of Liberty Global, and Liberty Global’s chief financial officer, Charles H.R. Bracken, also serve as directors of Liberty Latin America. Additionally, the chief executive officer of Liberty Global, Michael Fries, also serves as our executive chairman. Our directors (including the executive chairman) have fiduciary duties to our company. Likewise, any such persons who serve in similar capacities at Liberty Global or any other public corporation have fiduciary duties to that corporation or to that corporation’s shareholders. For example, there may be the potential for a conflict of interest when the company or Liberty Global pursues acquisitions and other corporate opportunities that may be suitable for each of them. In addition, all of our directors and our executive officers, other than three of our directors (Alfonso de Angoitia Noriega, Roberta S. Jacobson and Eric L. Zinterhofer) and our Chief Technology Officer, Aamir Hussain, have financial interests in Liberty Global as a result of their ownership of Liberty Global ordinary shares and/or equity awards. As a result of these multiple fiduciary duties and financial interests, these directors and executive officers may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties or in which they have financial interests.
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
In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable company’s board in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, we may enter into transactions with Liberty Global and/or any of its subsidiaries or other affiliates. In the event of any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) involving Liberty Global and/or any of its subsidiaries or other affiliates, our Audit Committee or another independent body of Liberty Latin America would be required to review and approve the transaction. If the potential conflict or transaction involved an executive officer of Liberty Latin America, our Audit Committee would be the independent committee charged by our corporate governance guidelines with this duty, and if the potential conflict or transaction involved a director of Liberty Latin America, a committee of the disinterested independent directors of Liberty Latin America would be the independent committee charged by our corporate governance guidelines with this duty. There can be no assurance that the terms of any such transactions will be as favorable to the company or any of its subsidiaries or affiliates as would be the case where there is no overlapping director or officer or where there are no financial interests in Liberty Global.

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
Our Class B common shares are not widely held, with approximately 68% of such outstanding shares as of December 31, 2023 beneficially owned by John C. Malone, a director emeritus of our company. Although our Class B common shares are eligible to trade on the OTC Markets, they are sparsely traded and do not have an active trading market. The OTC Markets provide an inter-dealer automated quotation system for equity securities that is not a national securities exchange. As a result, trading in the OTC Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.
We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.
As of December 31, 2023, John C. Malone beneficially owned a number of our common shares representing approximately 27% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.

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
As of December 31, 2023, we did not maintain effective internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, these material weaknesses continued to exist with respect to our internal control over financial reporting as of December 31, 2023. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Introduction
We have established a cybersecurity program, which we view as a foundational business practice incorporated into our broader risk management framework, as well as into all planning, development, operations and administration objectives. We have benchmarked our cybersecurity program against recognized frameworks established by the NIST, the International Organization for Standardization and other applicable industry standards.
Governance of Cybersecurity Risks
From a governance perspective, our Audit Committee oversee our cybersecurity program, including the management of risks arising from cybersecurity threats. Our Audit Committee receives quarterly reports from both internal (e.g., management) and external sources (e.g., third-arty consultants), which cover topics that include, but are not limited to, recent cyber developments, evolving cyber standards, vulnerability assessments, third-party and independent reviews, the cyber threat environment, technological trends, and other cybersecurity considerations arising with respect to our company and third parties. Our GISO also keeps our executive team and our Audit Committee (if necessary) informed regarding any security incident that meets established reporting thresholds and ongoing updates regarding any such incident until it has been closed out.

Management of Cybersecurity Risks
From a management perspective, our GISO, led by our Chief Information Security Officer, operates our cybersecurity program. Our program aligns with the NIST cybersecurity standard functions (Identify, Protect, Detect, Respond, Recover) and aims to secure our networks, information systems, information resources, data, services, and products against internal and external threats and mitigate security vulnerabilities while efficiently operating our business. We have integrated our cybersecurity program into our overall enterprise risk management program.
Our GISO has processes in place to stay informed of and monitor the prevention, detection, mitigation and remediation of cybersecurity risks, including but not limited to, employing appropriate incident prevention and detection software, employing industry-standard encryption protocols where appropriate, applying patches and implementing identified corrective actions in a timely manner, maintaining an incident response plan and related procedures and regularly conducting internal training, cybersecurity audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.
Engagement of Third-Parties
Our GISO partners with third-party cybersecurity service and product vendors to provide protection of our networks, information resources, products, services and data for our customers and employees. Furthermore, our GISO engages third-party cybersecurity and data protection experts to perform assessments on the efficacy of our cybersecurity program and measures, including cybersecurity maturity assessments, audits and independent reviews of our cybersecurity control environment and operating effectiveness. Our Chief Information Security Officer reports the results of such assessments, audits and reviews to our executive team and our Audit Committee.
We have implemented policies and practices to manage cybersecurity risks arising from our use of third-party service providers. For example, in general, we contractually require our third-party service providers to maintain cybersecurity controls to protect our confidential information, to share information with our company about their information security programs and to inform us of any security incidents on their systems that could impact our operations or confidential information. Although we rely on our third party service providers to implement security programs commensurate with their risk, we cannot ensure in all circumstances that their efforts will be successful.
Our Senior Leadership Team’s Qualifications
Our current Chief Information Security Officer has served in various roles in information technology and information security for over 15 years, including as the Director of Information Security at the Colombian operations of a telecommunications company operating throughout Latin America and as the Head of Information Security in the Colombian operations of a large retail company operating in South America. Our Chief Information Security Officer holds undergraduate, graduate and master’s degrees in risk management, business administration and information technology, as well as professional certification as a Certified Information Security Manager.
Our current Chief Technology Officer has extensive experience in running and managing cyber risks at large U.S. telecommunication companies and, prior to joining our company, had led the cybersecurity practice at a business unit at a large telecommunications company and established cyber risk identification, detection and protection practices for enterprise and government customers. Our Chief Technology Officer holds undergraduate and master’s degrees in electrical engineering and has served in various roles in information technology at several telecommunications companies for over 30 years, including serving as either the Chief Technology Officer, Chief Information Officer or Chief Product Officer of three public companies.
Our Chief Executive Officer previously served as Chief Technology Officer at three other large media and telecommunications companies prior to becoming our Chief Executive Officer, which gave him significant security technology and operational responsibility over large networks. Our Chief Executive Officer had also led the venture arm at another leading telecommunications company which had invested in a number of IT security technology companies. The other members of our senior leadership team hold undergraduate and graduate degrees in their respective fields and have experience managing risks.
Material Impact from Cybersecurity Threats
At the time of filing of this Annual Report on Form 10-K, to our knowledge, we have not experienced any cybersecurity threats that have materially affected our company (or are reasonably likely to materially affect our company), including our business strategy, operations or financial condition.

For more information regarding cybersecurity risks faced by our company, see Item 1A. Risk Factors—Factors Relating to Cybersecurity—Factors Relating to Cybersecurity, which are incorporated by reference into this section.
Item 2.    PROPERTIES
At December 31, 2023, we leased our corporate office in Denver, Colorado, U.S. and our operations center in Panama City, Panama. Additionally, through our Liberty Networks segment, we own significant portions of our subsea network in the Caribbean region (see Item 1. Business—Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, poles, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.
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

	Class B
	High	Low
Year ended December 31, 2023
First quarter	$11.00	$8.01
Second quarter	$11.00	$7.11
Third quarter	$11.00	$6.74
Fourth quarter	$8.19	$7.45
Year ended December 31, 2022
First quarter	$9.00	$8.06
Second quarter	$9.00	$7.50
Third quarter	$9.69	$6.00
Fourth quarter	$9.50	$6.20
Holders
As of January 31, 2024, we had the following number of holders of record of our common stock: 10,748 Class A; 19 Class B; and 24,738 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual General Meeting of Shareholders.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All information under this Item has been previously reported on our Current Reports on Form 8-K.

Issuer Purchase of Equity Securities
On February 22, 2022, our Directors approved the 2022 Share Repurchase Program. This program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024 in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. On May 8, 2023, our Directors approved an additional $200 million under the 2022 Share Repurchase Program through December 2025.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2023 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2023 through October 31, 2023:
Class A	0.1	$8.17	0.1	(b)
Class C	0.8	$7.63	0.8
November 1, 2023 through November 30, 2023:
Class A	—	$—	—	(b)
Class C	—	$—	—
December 1, 2023 through December 31, 2023:
Class A	—	$—	—	(b)
Class C	—	$—	—
Total — October 1, 2023 through December 31, 2023:
Class A	0.1	$8.17	0.1	(b)
Class C	0.8	$7.63	0.8
(a)Average price paid per share includes direct acquisition costs.
(b)At December 31, 2023, the remaining amount authorized for repurchases of Liberty Latin America Shares was $139 million.

Stock Performance Graph
The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from December 31, 2018 to December 31, 2023, to the change in the cumulative total return on the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on December 31, 2018.

	December 31,
	2018	2019	2020	2021	2022	2023

Liberty Latin America Shares - Class A	$100.00	$89.43	$51.58	$54.03	$34.89	$33.87
Liberty Latin America Shares - Class C	$100.00	$90.98	$51.85	$53.30	$35.53	$34.32
MSCI Emerging Markets NTR Index	$100.00	$99.48	$117.73	$114.70	$91.66	$100.67
Nasdaq Composite TR Index	$100.00	$130.84	$189.61	$231.66	$156.29	$226.06

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
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2023 and 2022.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.
•Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of December 31, 2023.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 can be found under captions entitled “Results of Operations” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023, which is available free of charge through the SEC’s website at www.sec.gov or the Company’s website, https://investors.lla.com/financials/sec-filings. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.

Overview
General
We are an international provider of fixed, mobile and subsea telecommunications services. We provide,
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, C&W Caribbean and C&W Panama;
ii.Puerto Rico and USVI, through our reportable segment Liberty Puerto Rico; and
iii.Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect approximately 40 markets in that region.
At December 31, 2023, we (i) owned and operated fixed networks that passed 4,620,400 homes and served 3,933,400 RGUs comprising 1,801,400 broadband internet subscribers, 933,700 video subscribers and 1,198,300 fixed-line telephony subscribers, and (ii) served 7,977,400 mobile subscribers.
Transactions
Tower Transactions. During November 2023, we entered into an agreement with Phoenix Tower International to monetize approximately 1,300 mobile tower sites across Panama, Jamaica, The Bahamas, Puerto Rico, Barbados, and the British Virgin Islands. As of December 31, 2023, we completed these transactions across most markets, which resulted in the receipt of approximately $244 million, which is recorded as debt in our consolidated financial statements. The transaction provides arrangements to extend coverage with a further 500 sites being built by Liberty Latin America and Phoenix Tower International over the next five years.

Puerto Rico and USVI Spectrum Acquisition. During November 2023, we entered into an asset purchase agreement and a license purchase agreement with Dish Network to acquire Dish Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets in exchange for cash and international roaming credits. The aggregate purchase price of $256 million will be paid in four annual installments commencing on the closing date, subject to post-closing adjustments. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during 2024.
Chile JV. In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our consolidated statement of operations and cash flows for 2022 include VTR through the closing of the formation of the Chile JV.
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

Results of Operations
The comparability of our operating results during 2023 and 2022 is affected by an acquisition, a disposition and FX. As we use the term, “organic” changes exclude FX and the impacts of acquisitions and disposals, each as further discussed below.
In the following discussion, we quantify the estimated impacts on the operating results of the periods under comparison that are attributable to acquisitions and disposals. We (i) acquired América Móvil’s operations in Panama during July 2022 and (ii) in connection with the formation of the Chile JV, disposed of the Chile JV Entities during October 2022. With respect to acquisitions, organic changes exclude the operating results of an acquired entity during the first 12 months following the date of acquisition. With respect to disposals, the prior-year operating results of disposed entities are excluded from organic changes to the same extent that those operations are not included in the current year.
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

Year Ended December 31, 2023 as Compared with Year Ended December 31, 2022
Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income or loss during 2023, as compared to 2022.

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)		An acquisition	A disposition
	2023	2022		FX			Organic
	in millions

Revenue	$4,511.1	$4,808.6	$(297.5)	$84.1	$69.6	$(450.6)	$(0.6)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,020.4	1,210.5	(190.1)	18.2	17.8	(138.6)	(87.5)
Other operating costs and expenses	1,877.8	1,981.7	(103.9)	34.9	50.2	(204.0)	15.0
Depreciation and amortization	1,008.3	910.7	97.6	14.9	17.0	—	65.7
Impairment, restructuring and other operating items, net	86.9	619.2	(532.3)	0.2	—	(4.8)	(527.7)
	3,993.4	4,722.1	(728.7)	68.2	85.0	(347.4)	(534.5)
Operating income	$517.7	$86.5	$431.2	$15.9	$(15.4)	$(103.2)	$533.9

The changes to our operating income during 2023, as compared to 2022, as reflected in the table above, are primarily due to (i) decreases associated with impairment, restructuring and other operating items, net, (ii) the disposition of the Chile JV Entities and (iii) organic changes. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below.

Consolidated Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-U.S. GAAP measure. Adjusted OIBDA is the primary measure used by our CODM to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to determine how to allocate resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income or loss.
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below for the periods indicated.

	Year ended December 31,
	2023	2022
	in millions

Operating income	$517.7	$86.5
Share-based compensation expense	88.7	93.5
Depreciation and amortization	1,008.3	910.7
Impairment, restructuring and other operating items, net	86.9	619.2
Consolidated Adjusted OIBDA	$1,701.6	$1,709.9
The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the twelve months ending:
December 31, 2022	$535.2	$188.8	$276.3	$530.8	$134.7	$115.6	$(71.5)	$—	$1,709.9
Organic changes related to:
Revenue	0.3	30.3	3.6	(45.9)	21.2	—	1.3	(11.4)	(0.6)
Programming and other direct costs	60.8	(27.8)	(8.9)	55.0	4.9	—	—	3.5	87.5
Other operating costs and expenses	0.6	34.8	(9.0)	(54.4)	10.5	—	(2.9)	7.9	(12.5)
Non-organic increases (decreases):
FX	—	—	(0.5)	—	31.8	—	—	—	31.3
Acquisition/disposition, net	—	1.6	—	—	—	(115.6)	—	—	(114.0)
December 31, 2023	$596.9	$227.7	$261.5	$485.5	$203.1	$—	$(73.1)	$—	$1,701.6

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Year ended December 31,
	2023	2022
	%

C&W Caribbean	41.5	37.2
C&W Panama	30.7	29.4
Liberty Networks	57.7	61.3
Liberty Puerto Rico	34.2	36.3
Liberty Costa Rica	37.1	30.5
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. Within our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments, we incurred aggregate integration costs of $26 million during each of 2023 and 2022.

Revenue
Most of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) mobile services and (iii) B2B enterprise services. Liberty Networks also provides wholesale services over its subsea and terrestrial fiber optic cable networks.
While not specifically discussed in the below explanations of the changes in revenue, we experience significant competition in all of our markets. Competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU.
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

The following table sets forth the organic and non-organic changes in revenue by reportable segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Acquisition (disposition), net	Organic
	in millions, except percentages

C&W Caribbean	$1,437.0	$1,436.8	$0.2	$(0.1)	$—	$0.3
C&W Panama	742.6	642.7	99.9	—	69.6	30.3
Liberty Networks	453.3	450.8	2.5	(1.1)	—	3.6
Liberty Puerto Rico	1,417.7	1,463.6	(45.9)	—	—	(45.9)
Liberty Costa Rica	547.9	441.3	106.6	85.4	—	21.2
VTR	—	450.6	(450.6)	—	(450.6)	—
Corporate	23.5	22.2	1.3	—	—	1.3
Intersegment eliminations	(110.9)	(99.4)	(11.5)	(0.1)	—	(11.4)
Total	$4,511.1	$4,808.6	$(297.5)	$84.1	$(381.0)	$(0.6)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$487.5	$484.3	$3.2	0.7
Non-subscription revenue	29.0	32.6	(3.6)	(11.0)
Total residential fixed revenue	516.5	516.9	(0.4)	(0.1)
Residential mobile revenue:
Service revenue	330.3	314.5	15.8	5.0
Interconnect, inbound roaming, equipment sales and other	78.8	67.9	10.9	16.1
Total residential mobile revenue	409.1	382.4	26.7	7.0
Total residential revenue	925.6	899.3	26.3	2.9
B2B revenue	511.4	537.5	(26.1)	(4.9)
Total	$1,437.0	$1,436.8	$0.2	—
The details of the changes in C&W Caribbean’s revenue during 2023, as compared to 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$4.1
ARPU (b)	(0.9)
Decrease in residential fixed non-subscription revenue (c)	(3.7)
Total decrease in residential fixed revenue	(0.5)
Increase in residential mobile service revenue (d)	16.0
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	10.9
Decrease in B2B revenue (f)	(26.1)
Total organic increase	0.3
Impact of FX	(0.1)
Total	$0.2
(a)The increase is primarily due to higher average broadband internet RGUs partially offset by lower average video RGUs.
(b)The decrease is primarily due to the net impact of higher ARPU from broadband internet services more than offset by lower ARPU from video and fixed-line telephony services.
(c)The decrease is primarily attributable to (i) lower interconnect revenue and (ii) a decrease associated with lower sports content revenue.
(d)The increase is primarily attributable to higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts.
(e)The increase is primarily attributable to an increase in inbound roaming driven by higher volumes of traffic.
(f)The decrease is attributable to the net effect of (i) the discontinuation of a non-core transit services arrangement at C&W Jamaica, (ii) higher fixed and managed services, primarily due to broadband internet services-related growth, and (iii) an increase in revenue associated with non-recurring projects.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$116.5	$102.8	$13.7	13.3
Non-subscription revenue	5.5	7.3	(1.8)	(24.7)
Total residential fixed revenue	122.0	110.1	11.9	10.8
Residential mobile revenue:
Service revenue	260.6	218.6	42.0	19.2
Interconnect, inbound roaming, equipment sales and other	52.0	49.5	2.5	5.1
Total residential mobile revenue	312.6	268.1	44.5	16.6
Total residential revenue	434.6	378.2	56.4	14.9
B2B revenue	308.0	264.5	43.5	16.4
Total	$742.6	$642.7	$99.9	15.5
The details of the changes in C&W Panama’s revenue during 2023, as compared to 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$10.7
ARPU	(1.7)
Decrease in residential fixed non-subscription revenue	(2.1)
Total increase in residential fixed revenue	6.9
Decrease in residential mobile service revenue (b)	(1.1)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(7.4)
Increase in B2B revenue (d)	31.9
Total organic increase	30.3
Impact of an acquisition	69.6
Total	$99.9
(a)The increase is primarily due to higher average broadband internet and video RGUs.
(b)The decrease is primarily due to the net effect of (i) lower average numbers of prepaid mobile subscribers, (ii) higher ARPU from prepaid mobile services, mainly attributable to higher recharges per customer, and (iii) higher average numbers of postpaid mobile subscribers.
(c)The decrease is primary due to the net effect of (i) lower handset revenue, (ii) higher inbound roaming, and (iii) lower interconnect revenue, primarily due to lower traffic.
(d)The increase is primarily due to revenue from government-related projects.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$118.5	$113.7	$4.8	4.2
Wholesale revenue	334.8	337.1	(2.3)	(0.7)
Total	$453.3	$450.8	$2.5	0.6
The details of the changes in Liberty Networks’ revenue during 2023, as compared to 2022, are set forth below (in millions):

Increase in enterprise revenue (a)	$5.3
Decrease in wholesale revenue (b)	(1.7)
Total organic increase	3.6
Impact of FX	(1.1)
Total	$2.5
(a)The increase is primarily attributable to the net effect of (i) higher B2B connectivity revenue, (ii) a decrease attributable to our B2B operations that were sold to the Liberty Costa Rica segment in January 2023, (iii) growth in managed services and (iv) an increase associated with sales-type leases on CPE installed on long-term customer solutions.
(b)The decrease is primarily due to the net effect of (i) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods, (ii) a decrease in revenue associated with the recognition of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts, (iii) higher inter-segment revenue and (iv) an increase in non-recurring revenue related to a sales-type lease.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2023	2022	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$478.7	$457.3	$21.4	4.7
Non-subscription revenue	25.5	22.1	3.4	15.4
Total residential fixed revenue	504.2	479.4	24.8	5.2
Residential mobile revenue:
Service revenue	398.7	441.5	(42.8)	(9.7)
Interconnect, inbound roaming, equipment sales and other	250.0	268.4	(18.4)	(6.9)
Total residential mobile revenue	648.7	709.9	(61.2)	(8.6)
Total residential revenue	1,152.9	1,189.3	(36.4)	(3.1)
B2B revenue	224.3	220.6	3.7	1.7
Other revenue	40.5	53.7	(13.2)	(24.6)
Total	$1,417.7	$1,463.6	$(45.9)	(3.1)

The details of the changes in Liberty Puerto Rico’s revenue during 2023, as compared to 2022, are set forth below (in millions):

Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$16.0
ARPU (b)	5.4
Increase in residential fixed non-subscription revenue (c)	3.4
Total increase in residential fixed revenue	24.8
Decrease in residential mobile service revenue (d)	(42.8)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(18.4)
Increase in B2B revenue (f)	3.7
Decrease in other revenue (g)	(13.2)
Total	$(45.9)
(a)The increase is primarily attributable to higher average broadband internet RGUs.
(b)The increase is primarily due to (i) higher ARPU from video services, as rate increases were only partly offset by customer downgrades to lower ARPU plans and (ii) the impact of credits issued to customers during 2022 as a result of (a) Hurricane Fiona and (b) power outages.
(c)The increase is primarily due to higher inventory sales.
(d)The decrease is primarily due to (i) lower ARPU from mobile services, primarily resulting from (a) a higher number of low-cost and discounted plans and (b) higher contract asset amortization, and (ii) a lower average number of mobile subscribers.
(e)The decrease is primarily driven by (i) lower inbound roaming revenue, including the impact of changing to a fixed contract for part of our inbound roaming traffic and (ii) lower equipment revenue driven by decreased sales in the fourth quarter of 2023.
(f)The increase is primarily due to the impact of credits issued to customers during the third quarter of 2022 as a result of Hurricane Fiona and higher revenue from new customers and fixed services.
(g)The decrease is primarily attributable to funds received from the FCC, which we receive in relationship to expanding and improving our fixed and mobile networks, related to (i) the impact from amounts we recognized during the third quarter of 2022 in USVI and (ii) a decline in the rate of funding beginning in the second half of 2023.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Year ended December 31,		Increase
	2023	2022	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$144.3	$131.5	$12.8	9.7
Non-subscription revenue	14.3	5.1	9.2	180.4
Total residential fixed revenue	158.6	136.6	22.0	16.1
Residential mobile revenue:
Service revenue	242.1	195.1	47.0	24.1
Interconnect, inbound roaming, equipment sales and other	80.2	64.8	15.4	23.8
Total residential mobile revenue	322.3	259.9	62.4	24.0
Total residential revenue	480.9	396.5	84.4	21.3
B2B revenue	67.0	44.8	22.2	49.6
Total	$547.9	$441.3	$106.6	24.2
The details of the changes in Liberty Costa Rica’s revenue during 2023, as compared to 2022, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(2.4)
ARPU (b)	(7.8)
Increase in residential fixed non-subscription revenue (c)	7.0
Total decrease in residential fixed revenue	(3.2)
Increase in residential mobile service revenue (d)	8.5
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	2.7
Increase in B2B revenue (e)	13.2
Total organic increase	21.2
Impact of FX	85.4
Total	$106.6
(a)The decrease is primarily due to the net impact of (i) lower average video RGUs and (ii) higher average fixed-line telephony RGUs.
(b)The decrease is primarily attributable to lower ARPU from video services and, to a lesser extent, broadband internet services, and telephony services. This decrease is in part due to (i) higher retention discounts, and (ii) declines in higher ARPU plans.
(c)The increase is primarily attributable to higher volumes of CPE sales.
(d)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers, (ii) lower prepaid and postpaid mobile ARPU and (iii) higher average prepaid mobile subscribers.
(e)The increase is primarily attributable to (i) higher revenue from fixed services, which includes upfront revenue recognition associated with certain projects entered into during 2023, and (ii) higher revenue from mobile services. In addition, the increase is due to the B2B operations within our Liberty Networks segment that was acquired by the Liberty Costa Rica segment in January 2023.

Programming and other direct costs of services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, project-related costs and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our video subscribers.

Consolidated. The following table sets forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)		An acquisition	A disposition	Organic
	2023	2022		FX
	in millions

Programming and copyright	$237.2	$360.3	$(123.1)	$5.3	$1.0	$(113.5)	$(15.9)
Interconnect	302.5	350.3	(47.8)	5.0	7.6	(21.9)	(38.5)
Equipment	320.6	369.8	(49.2)	7.8	8.6	(2.2)	(63.4)
Other	160.1	130.1	30.0	0.1	0.6	(1.0)	30.3
Total programming and other direct costs of services	$1,020.4	$1,210.5	$(190.1)	$18.2	$17.8	$(138.6)	$(87.5)

C&W Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Programming and copyright	$71.5	$85.9	$(14.4)	$—	$(14.4)
Interconnect	75.2	119.8	(44.6)	—	(44.6)
Equipment	49.0	42.5	6.5	(0.1)	6.6
Other	34.0	42.4	(8.4)	—	(8.4)
Total programming and other direct costs of services	$229.7	$290.6	$(60.9)	$(0.1)	$(60.8)
•Programming and copyright: The organic decrease is due in part to the net impact of (i) a decrease resulting from the renegotiation of certain content agreements, and (ii) the negative impact associated with the reassessment of a content-related accrual during 2022.
•Interconnect: The organic decrease is primarily due to the discontinuation of a non-core transit services arrangement at C&W Jamaica as of January 1, 2023.
•Equipment: The organic increase is primarily due to the net effect of (i) higher inventory write-offs and (ii) lower volumes of handset sales.
•Other: The organic decrease is primarily due to lower (i) B2B connectivity costs and (ii) managed service costs.

C&W Panama. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Panama segment.

				Increase (decrease) from:
	Year ended December 31,		Increase	An acquisition
	2023	2022			Organic
	in millions

Programming and copyright	$21.4	$18.5	$2.9	$1.0	$1.9
Interconnect	72.2	63.8	8.4	7.6	0.8
Equipment	41.6	38.2	3.4	8.6	(5.2)
Other	117.8	86.9	30.9	0.6	30.3
Total programming and other direct costs of services	$253.0	$207.4	$45.6	$17.8	$27.8
•Equipment: The organic decrease is primarily due to lower volumes of mobile handsets.
•Other: The organic increase is primarily due to higher costs associated with certain government-related projects.

Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Interconnect	$49.3	$45.6	$3.7	$(0.1)	$3.8
Equipment	0.6	0.7	(0.1)	—	(0.1)
Other	18.8	13.7	5.1	(0.1)	5.2
Total programming and other direct costs of services	$68.7	$60.0	$8.7	$(0.2)	$8.9
•Interconnect: The organic increase is primarily due to (i) higher inter-segment costs and (ii) higher backhaul costs associated with increases in connectivity revenue.
•Other: The organic increase is primarily due to (i) lower amounts of capitalizable costs associated with licenses, as part of a migration into contracts with shorter terms and more cloud-based arrangements, (ii) higher costs associated with sales-type leases on CPE installed on long-term customer solutions and (iii) increases in costs associated with software licenses.

Liberty Puerto Rico. The following table sets forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Year ended December 31,		Increase (decrease)
	2023	2022
	in millions

Programming and copyright	$112.4	$109.7	$2.7
Interconnect	93.3	84.3	9.0
Equipment	179.6	246.3	(66.7)
Other	2.1	2.1	—
Total programming and other direct costs of services	$387.4	$442.4	$(55.0)

•Programming and copyright: The increase is primarily due to the net effect of higher programming rates and lower average subscribers.
•Interconnect: The increase is primarily due to higher roaming costs, including the impact of changing to a fixed contract for part of our inbound roaming traffic.
•Equipment: The decrease is primarily due to (i) lower handset sales due to changes in our subsidy programs, (ii) equipment credits for handset purchases that we began receiving in 2023, including an amount recognized during the first half of 2023 associated with handsets purchased prior to 2023, and (iii) lower equipment-related integration costs associated with the AT&T Acquisition.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)	FX	Organic
	2023	2022
	in millions

Programming and copyright	$33.1	$33.9	$(0.8)	$5.3	$(6.1)
Interconnect	33.1	32.8	0.3	5.1	(4.8)
Equipment	49.8	39.9	9.9	7.8	2.1
Other	4.2	—	4.2	0.3	3.9
Total programming and other direct costs of services	$120.2	$106.6	$13.6	$18.5	$(4.9)
•Programming and copyright: The organic decrease is primarily due the net effect of (i) the positive impact of FX associated with non-CRC denominated contracts, (ii) higher content-related costs, and (iii) lower programming costs associated with declines in video RGUs.
•Interconnect: The organic decrease is primarily due to (i) lower volumes of local and international traffic and (ii) the positive impact of FX on non-CRC denominated contracts.
•Equipment: The organic increase is primarily due to the net effect of (i) higher CPE and handset costs associated with sales growth and (ii) the positive impact of FX associated with non-CRC denominated handset costs.
•Other: The organic increase is primarily due to higher costs associated with certain B2B projects.

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
Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)		An acquisition	A disposition	Organic
	2023	2022		FX
	in millions

Personnel and contract labor	$557.6	$597.7	$(40.1)	$4.7	$6.0	$(41.8)	$(9.0)
Network-related	259.0	311.4	(52.4)	5.8	9.0	(55.7)	(11.5)
Service-related	227.6	210.8	16.8	4.0	1.4	(24.0)	35.4
Commercial	181.1	226.0	(44.9)	9.1	9.8	(52.2)	(11.6)
Facility, provision, franchise and other	563.8	542.3	21.5	11.0	24.0	(22.7)	9.2
Share-based compensation expense	88.7	93.5	(4.8)	0.3	—	(7.6)	2.5
Total other operating costs and expenses	$1,877.8	$1,981.7	$(103.9)	$34.9	$50.2	$(204.0)	$15.0
For additional information regarding our share-based compensation, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.

C&W Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$202.5	$204.6	$(2.1)	$—	$(2.1)
Network-related	135.9	142.4	(6.5)	—	(6.5)
Service-related	76.5	72.7	3.8	—	3.8
Commercial	46.1	45.7	0.4	—	0.4
Facility, provision, franchise and other	149.4	145.6	3.8	—	3.8
Share-based compensation expense	16.8	20.1	(3.3)	—	(3.3)
Total other operating costs and expenses	$627.2	$631.1	$(3.9)	$—	$(3.9)
•Personnel and contract labor: The organic decrease is primarily due to the net effect of (i) lower costs resulting from increases in capitalized labor, and (ii) salary increases.
•Network-related: The organic decrease is primarily due to declines associated with lower (i) truck rolls, (ii) system power costs and (iii) maintenance costs. These declines were partially offset by higher capacity charges associated with the use of Liberty Networks’ subsea network. In addition, the decrease is impacted by lower leased line costs resulting from the renegotiation of pole rental contracts during 2023.
•Service-related: The organic increase is primarily due to increases in professional services in connection with customer value propositions within certain of our markets.
•Facility, provision, franchise and other: The organic increase is primarily due to the net effect of (i) lower bad debt provisions driven by improved collections, (ii) higher travel-related expenses and (iii) higher franchise fees, including the negative impact of an accrual release during the first quarter of 2022 related to a favorable court ruling associated with an industry levy on franchise fees.

C&W Panama. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Panama segment.

				Increase (decrease) from:
	Year ended December 31,		Increase (decrease)	An Acquisition
	2023	2022			Organic
	in millions

Personnel and contract labor	$81.7	$77.6	$4.1	$6.0	$(1.9)
Network-related	53.9	47.8	6.1	9.0	(2.9)
Service-related	17.2	15.1	2.1	1.4	0.7
Commercial	25.5	27.2	(1.7)	9.8	(11.5)
Facility, provision, franchise and other	83.6	78.8	4.8	24.0	(19.2)
Share-based compensation expense	2.7	4.3	(1.6)	—	(1.6)
Total other operating costs and expenses	$264.6	$250.8	$13.8	$50.2	$(36.4)
•Network-related: The organic decrease is primarily due to the net effect of (i) lower system power and maintenance costs and (ii) higher capacity charges associated with the use of Liberty Networks’ subsea network.
•Commercial: The organic decrease is primarily due to (i) lower third-party sales commissions, mainly resulting from integration-related activities, and (ii) lower marketing costs.
•Facility, provision, franchise and other: The organic decrease is primarily due to (i) lower office and facility-related costs, mainly resulting from integration efforts and (ii) lower bad debt expense, mostly driven by factoring of certain receivables.

Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$45.0	$43.6	$1.4	$(0.4)	$1.8
Network-related	45.7	43.3	2.4	—	2.4
Service-related	6.1	4.5	1.6	—	1.6
Commercial	1.7	1.4	0.3	—	0.3
Facility, provision, franchise and other	24.6	21.7	2.9	—	2.9
Share-based compensation expense	3.1	3.4	(0.3)	(0.1)	(0.2)
Total other operating costs and expenses	$126.2	$117.9	$8.3	$(0.5)	$8.8
•Personnel and contract labor: The organic increase is primarily due to higher salary-related expenses.
•Network-related: The organic increase is primarily related to higher repair and maintenance costs.
•Facility, provision, franchise and other: The organic increase is primarily due to higher bank and tax-related fees.

Liberty Puerto Rico. The following table sets forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Year ended December 31,		Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$154.9	$162.2	$(7.3)
Network-related	52.5	51.7	0.8
Service-related	79.5	46.1	33.4
Commercial	51.2	46.5	4.7
Facility, provision, franchise and other	206.7	183.9	22.8
Share-based compensation expense	6.2	7.3	(1.1)
Total other operating costs and expenses	$551.0	$497.7	$53.3
•Personnel and contract labor: The decrease is primarily driven by the net effect of (i) a decline resulting from the receipt of a payroll tax credits during 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic and (ii) higher amortization of deferred commissions in connection with the AT&T Acquisition.
•Network-related: The increase is primarily due to the net effect of (i) an increase in maintenance costs and (ii) a decline resulting from costs associated with Hurricane Fiona incurred during 2022.
•Service-related: The increase is primarily due to higher (i) professional services charges, including (a) the impact of certain accrual adjustments during 2022 and (b) an increase in service-related integration costs, (ii) IT-related services, including higher software license costs, and (iii) fees charged from our corporate operations.
•Commercial: The increase is primarily driven by higher marketing costs.
•Facility, provision, franchise and other: The increase is primarily related to higher (i) bad debt expense, including the impact from the benefit during 2022 associated with lower expected credit loss rates established, (ii) rent expense and (iii) energy costs.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2023	2022		FX	Organic
	in millions

Personnel and contract labor	$32.2	$27.5	$4.7	$5.0	$(0.3)
Network-related	39.1	33.2	5.9	6.2	(0.3)
Service-related	25.1	23.1	2.0	3.9	(1.9)
Commercial	56.5	53.0	3.5	9.1	(5.6)
Facility, provision, franchise and other	71.7	63.2	8.5	10.9	(2.4)
Share-based compensation expense	1.7	2.2	(0.5)	0.3	(0.8)
Total other operating costs and expenses	$226.3	$202.2	$24.1	$35.4	$(11.3)
•Service-related: The organic decrease is primarily due to professional services incurred during 2022 related to a software implementation.

•Commercial: The organic decrease is primarily due to (i) integration costs incurred during 2022 related to rebranding associated with the Liberty Telecomunicaciones Acquisition and (ii) an increase in deferred commissions associated with CPE sales.
•Facility, provision, franchise and other: The organic decrease is primarily due to the net impact of (i) the positive impact of FX associated with non-CRC denominated contracts and (ii) the negative impact of purchase accounting adjustments associated with the Liberty Telecomunicaciones Acquisition that decreased rent expense during 2022.

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Year ended December 31,		Increase (decrease)
	2023	2022
	in millions

Personnel and contract labor	$41.4	$40.5	$0.9
Network-related	—	0.7	(0.7)
Service-related	23.2	25.3	(2.1)
Facility, provision, franchise and other	32.4	27.6	4.8
Share-based compensation expense	58.0	48.6	9.4
Total other operating costs and expenses	$155.0	$142.7	$12.3
•Personnel and contract labor: The increase is primarily attributable to the net effect of (i) higher salaries and related personnel costs, mainly resulting from higher staffing levels in our operations center in Panama and (ii) an increase in capitalized labor costs.
•Facility, provision, franchise and other: The increase is primarily due to insurance costs recognized in 2023 associated with cable breaks and business interruption claims submitted by our Liberty Puerto Rico business.

Results of operations (below Adjusted OIBDA)
Share-based compensation expense (included in other operating costs and expenses)
Share-based compensation expense remained relatively flat during 2023, as compared to 2022.
For additional information regarding our share-based compensation, see note 15 to our consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense increased $98 million or 11% during 2023, as compared to 2022, primarily due to the net effect of (i) an increase in property and equipment additions, primarily associated with baseline related additions, the installation of CPE and the expansion and upgrade of our networks and other capital initiatives, (ii) a decrease associated with certain assets becoming fully depreciated, (iii) a decrease associated with customer relationship assets becoming fully amortized in Liberty Puerto Rico and (iv) an increase at C&W Panama resulting from the Claro Panama Acquisition.

Impairment, restructuring and other operating items, net

	Year ended December 31,
	2023	2022
	in millions

Impairment charges (a)	$67.0	$563.8
Restructuring charges (b)	33.6	34.3
Other operating items, net (c)	(13.7)	21.1
Total	$86.9	$619.2
(a)The 2023 amount primarily relates to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. The 2022 amount primarily consists of goodwill impairment charges associated with certain reporting units within the C&W Caribbean segment.
(b)The amounts include employee severance and termination costs related to reorganization activities, primarily at C&W Caribbean and C&W Panama.
(c)The 2023 amount primarily includes the net effect of gains on asset dispositions and direct acquisition costs. The 2022 amount includes direct acquisition costs, primarily related to the Chile JV Transaction and the Claro Panama Acquisition.

Interest expense
Our interest expense increased $45 million during 2023, as compared to 2022. The increase is primarily attributable to the net effect of (i) higher weighted-average interest rates and (ii) lower average outstanding debt balances, primarily resulting from the disposition of the Chile JV Entities in October 2022.
For additional information regarding our outstanding indebtedness, see note 10 to our consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 7 to our consolidated financial statements and under Item 7A. Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Year ended December 31,
	2023	2022
	in millions

Interest rate and cross-currency derivative contracts (a)	$27.3	$404.3
Foreign currency forward contracts and other (b)	(30.6)	(13.5)
Weather Derivatives (c)	(30.9)	(31.4)
Total	$(34.2)	$359.4
(a)The gains during 2023 and 2022 are primarily attributable to the net effect of (i) changes in interest rates and (ii) for the 2022 period, changes in FX rates predominantly due to changes in the value of the CLP relative to the U.S. dollar prior to the disposition of the Chile JV Entities.

(b)The losses during 2023 and 2022 are primarily attributable to changes in FX rates due to (i) the value of the CRC relative to the U.S. dollar and (ii) for the 2022 period, the value of the CLP relative to the U.S. dollar prior to the disposition of the Chile JV Entities.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives.
For additional information concerning our derivative instruments, see notes 4 and 7 to our consolidated financial statements and Item 7A. Qualitative and Quantitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2023	2022
	in millions

U.S. dollar-denominated debt issued by non-U.S.dollar functional currency entities (a)	$54.4	$(158.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	7.8	(7.2)
Other (b)	8.1	(29.1)
Total	$70.3	$(194.3)
(a)The net gain during 2023 is primarily related to a CRC functional currency entity. The net loss during 2022 is primarily related to a CLP functional currency entity prior to the disposition of the Chile JV Entities in October 2022.
(b)Primarily includes (i) third-party receivables and payables denominated in a currency other than an entity’s functional currency and (ii) cash denominated in a currency other than an entity’s functional currency.

Gains or losses on debt extinguishments, net
Our gains or losses on debt extinguishments generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.
We recognized gains (losses) on debt extinguishment, net, of ($4 million) and $41 million during 2023 and 2022, respectively. The net loss during the 2023 period is primarily due to the net effect of (i) losses associated with refinancing activity at Liberty Costa Rica during January 2023 and (ii) net gains associated with the partial repurchases of the Convertible Notes. The gains during the 2022 period are associated with the buyback of certain VTR debt at fair value prior to the disposition of the Chile JV Entities.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our consolidated financial statements.

Gain on Chile JV Transaction
In connection with the Chile JV Transaction, we recognized a pre-tax gain during 2022 of $169 million. For additional information, see note 6 to our consolidated financial statements.

Other income or expense, net
We recognized other expense, net, of $11 million and $28 million during 2023 and 2022, respectively. The expense during 2022 primarily relates to impairment of a cost method investment.

Income tax benefit or expense
Liberty Latin America was formed as a corporation in Bermuda where the Company has a “statutory” or “expected” tax rate of 0% for the 2023 and 2022 tax years. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 16 to our consolidated financial statements.
We recognized income tax expense of $24 million and $85 million during 2023 and 2022, respectively.
The income tax expense attributable to our loss before income taxes during 2023 differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of (i) net increases in valuation allowances, (ii) permanent tax differences, such as non-deductible expenses, (iii) expiration of deferred tax assets (which are entirely offset by valuation allowance), and (iv) inclusion of withholding taxes on cross-border payments and capital gains tax. These negative impacts to our effective tax rate were partially offset by the beneficial effects of (i) permanent tax differences, such as non-taxable income, (ii) effect of rate changes (but which are nearly entirely offset by valuation allowance), (iii) jurisdictional rate differences, (iv) effect of tax credits and (v) changes in uncertain tax positions.
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

Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2023	2022
	in millions

Operating income	$517.7	$86.5
Net non-operating expenses	$(580.1)	$(209.5)
Income tax expense	$(24.4)	$(84.8)
Net loss	$(86.8)	$(207.8)
Gains or losses associated with (i) changes in the fair values of derivative instruments and (ii) movements in foreign currency exchange rates are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (i) share-based compensation expense, (ii) depreciation and amortization, (iii) impairment, restructuring and other operating items, (iv) interest expense, (v) other non-operating expenses and (vi) income tax expense.
Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future.

Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2023, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2023. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$27.9
Unrestricted subsidiaries (b)	72.4
Total Liberty Latin America and unrestricted subsidiaries	100.3
Borrowing groups (c):
C&W (d)	737.9
Liberty Puerto Rico	119.9
Liberty Costa Rica	30.5
Total borrowing groups	888.3
Total cash and cash equivalents	$988.6
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
(d)Includes $145 million and $55 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During 2023, the aggregate value of our share repurchases was $118 million. For additional information regarding our Share Repurchase Programs, see note 12 to our consolidated financial statements and above Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2023, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
For additional information regarding our cash flows, see the discussion under Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that are expected to provide for attractive equity returns without assuming undue risk. When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed under Item 7A. Quantitative and Qualitative Disclosures about Market Risk and in note 7 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2023, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2023, the outstanding principal amount of our debt, together with our finance lease obligations aggregated $8,248 million, including $582 million that is classified as current in our consolidated balance sheet and $7,599 million that is not due until 2027 or thereafter. At December 31, 2023, $8,027 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at December 31, 2023 is (i) $299 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $244 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our consolidated financial statements.

The weighted average interest rate in effect at December 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.1%. The interest rate is generally based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at December 31, 2023 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.7)%
Liberty Puerto Rico	(0.8)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.3)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at December 31, 2023.
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

Summary. Our 2023 and 2022 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$897.0	$868.8	$28.2
Net cash used by investing activities	(615.8)	(1,122.6)	506.8
Net cash used by financing activities	(62.4)	(29.2)	(33.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.9)	(2.3)	(5.6)
Net decrease in cash, cash equivalents and restricted cash	$210.9	$(285.3)	$496.2
Operating Activities. The increase in cash provided by operating activities is primarily due to the net effect of (i) an increase resulting from lower net derivative payments, (ii) an increase associated with lower tax payments, (iii) a decrease associated with higher interest payments and (iv) a decrease associated with a decline in Adjusted OIBDA and related working capital items.

Investing Activities. The cash used by investing activities during 2023 primarily relates to (i) capital expenditures, net, as further discussed below, and (ii) the purchase of additional investments made during the year. The cash used during 2022 primarily includes the net effect of (i) capital expenditures, net, as further discussed below, (ii) the Claro Panama Acquisition and BBVI Acquisition and (iii) cash outflow upon the disposition the Chile JV Entities.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2023	2022
	in millions

Property and equipment additions	$730.9	$816.3
Assets acquired under capital-related vendor financing arrangements	(143.8)	(161.1)
Changes in current liabilities related to capital expenditures and other	(2.1)	4.9
Capital expenditures, net	$585.0	$660.1
The decrease in our property and equipment additions during the year ended December 31, 2023, as compared to 2022, is primarily due to the net effect of (i) a decrease associated with the disposition of the Chile JV Entities in October 2022, and (ii) an increase related to baseline additions and new build activity. During the year ended December 31, 2023 and 2022, our property and equipment additions represented 16.2% and 17.0% of revenue, respectively.
Financing Activities. During the year ended December 31, 2023, we used $62 million of cash from financing activities, primarily due to the net impact of (i) $137 million in net debt borrowings, including $244 million of proceeds from the Tower Transactions, as further described in note 10 to our consolidated financial statements, (ii) $118 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) $75 million in payments related to distributions to noncontrolling interest owners in C&W Panama, C&W Bahamas and Liberty Costa Rica, and (iii) $18 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica. During 2022, we used $29 million of cash from financing activities, primarily due to $170 million associated with the repurchase of Liberty Latin America common shares, partially offset by (i) $98 million of net cash received primarily related to the settlement of certain cross currency swaps at VTR prior to the disposition of the Chile JV Entities and (ii) $61 million of net borrowings of debt, which include the impact of $48 million of cash used to extinguish debt at VTR.

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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our debt and certain other contractual obligations and commitments as of December 31, 2023.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	in millions

Debt (excluding interest)	$8,242.2	$586.9	$59.9	$5,498.9	$2,096.5
Operating leases	769.7	123.0	218.2	167.7	260.8
Other (a)	97.5	52.3	27.4	14.5	3.3
Total (b)	$9,109.4	$762.2	$305.5	$5,681.1	$2,360.6

Projected cash interest payments on debt and finance lease obligations (c)	$2,870.6	$586.5	$1,114.2	$797.1	$372.8
(a)Amounts primarily represent (i) guaranteed minimum commitments associated with (a) programming fees under multi-year contracts typically based on a rate per customer or stated annual fee and (b) our CPE and mobile handset device contractual obligations, and (ii) finance leases, excluding interest.
(b)The commitments included in this table do not reflect any liabilities that are included in our December 31, 2023 consolidated balance sheet other than debt, finance lease obligations and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($51 million at December 31, 2023) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 16 to our consolidated financial statements.
(c)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our operating leases, debt and finance lease obligations and commitments, see notes 9, 10 and 19, respectively, to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2023, 2022 and 2021, see note 7 to our consolidated financial statements. For information regarding our defined benefit plans, see note 11 to our consolidated financial statements.

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
Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 72% of our total assets at December 31, 2023.
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
We did not record goodwill impairments during 2023. During 2022 and 2021, we recorded $555 million and $605 million, respectively, of goodwill impairments related to C&W Caribbean. For additional information regarding certain impairments recorded during 2023, 2022 and 2021, see notes 4 and 8 to our consolidated financial statements.

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
For additional information, including the specific weighted average discount rates we used to complete certain nonrecurring valuations, see note 4 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 5 and 8, respectively, to our consolidated financial statements.

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
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. For additional information concerning the terms of our derivative instruments, see note 7 to our consolidated financial statements.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2023. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposures to FX risk during 2023 were to (i) the CRC as 12% of our reported revenue for the period was derived from Liberty Costa Rica, whose functional currency is the CRC and (ii) the JMD as 9.0% of our reported revenue for the period was derived from C&W Jamaica, whose functional currency is the JMD. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
The relationship between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2023	2022
Spot rates:
CRC	523.04	591.80
JMD	154.35	151.92

	Year ended December 31,
	2023	2022
Average rates:
CRC	543.74	647.44
JMD	153.51	153.42
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
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the SOFR-indexed debt of C&W and Liberty Puerto Rico. During May 2023, the terms of the agreements underlying certain of our debt instruments at C&W and Liberty Puerto Rico were amended, which resulted in (i) the replacement of LIBOR-based benchmark rates with Adjusted Term SOFR for interest periods commencing after June 30, 2023, (ii) the modification of the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks and (iii) certain conforming changes. For additional information concerning the details of our debt see note 10 to our consolidated financial statements.
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At December 31, 2023, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 7 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2023, the outstanding principal amount of our variable-rate indebtedness aggregated $3,049 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 8.2%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $15 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
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
At December 31, 2023, our exposure to counterparty credit risk included (i) cash and cash equivalent balances of $989 million and (ii) aggregate undrawn credit facilities of $869 million.
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
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 4 and 7 to our consolidated financial statements.

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $87 million ($87 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2023, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $28 million ($26 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 7 to our consolidated financial statements.

	Payments (receipts) due during:						Total
	2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(102.9)	$(65.4)	$(104.5)	$(104.5)	$(63.2)	$(24.7)	$(465.2)
Other (b)	17.6	4.5	—	—	—	—	22.1
Total	$(85.3)	$(60.9)	$(104.5)	$(104.5)	$(63.2)	$(24.7)	$(443.1)
(a)Includes the interest-related cash flows of our interest rate derivative contracts.
(b)Includes amounts related to our foreign currency forward contracts.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Latin America are filed under this Item, beginning on page II-37. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

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

Our management, with the participation of the Executives, evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2023 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
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
Our management, with the participation of the Executives and Board of Directors, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, management identified the following material weaknesses in internal control over financial reporting, which continue to exist as of December 31, 2023:
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
These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2023. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2023.
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
We are committed to making further progress in our remediation efforts during 2024; however, if our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed above.
Changes in Internal Control over Financial Reporting
Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter, we made the following changes in our internal control over financial reporting:
•additional manual procedures and controls were designed and implemented to enhance our internal control process through a combination of preventative and detective controls;
•the central enterprise resource planning software was implemented for another one of our segments to standardize and enhance the related processes and controls;
•the system development lifecycle process was executed for the central enterprise resource planning software implementation; and,
•trainings were held to reinforce control concepts and responsibilities for control performers.

Item 9B.    OTHER INFORMATION
(b)    Insider Trading Arrangements and Policies
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements
Basis for Opinion
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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment of goodwill for certain reporting units
As discussed in Notes 6 and 7 to the consolidated financial statements, the Company tests for impairment of goodwill at least annually and whenever facts and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The fair value of each reporting unit was measured using an income approach, utilizing a discounted cash flow. As of December 31, 2023, the goodwill balance was $3,483 million and the Company determined no impairment of goodwill was required.
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
Denver, Colorado
February 22, 2024

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$988.6	$781.0
Trade receivables, net	686.1	603.3
Prepaid expenses	68.8	65.1
Current derivative assets	92.0	91.3
Current notes receivable, net	107.0	92.0
Current contract assets	110.2	107.3
Other current assets, net	359.5	338.9
Total current assets	2,412.2	2,078.9

Goodwill	3,483.4	3,421.3
Property and equipment, net	4,205.7	4,293.6
Intangible assets not subject to amortization	1,592.8	1,592.8
Intangible assets subject to amortization, net	541.6	688.1
Other assets, net	1,358.9	1,500.5
Total assets	$13,594.6	$13,575.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2023	2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$424.4	$525.1
Current portion of deferred revenue	167.1	151.7
Current portion of debt and finance lease obligations	581.9	226.9
Accrued interest	157.3	118.2
Accrued payroll and employee benefits	79.1	82.1
Current derivative liabilities	25.0	42.3
Current portion of operating lease liabilities	84.3	76.7
Other accrued and current liabilities	613.5	550.8
Total current liabilities	2,132.6	1,773.8
Long-term debt and finance lease obligations	7,598.0	7,653.8
Deferred tax liabilities	630.6	688.7
Deferred revenue	91.6	109.3
Other long-term liabilities	832.1	792.9
Total liabilities	11,284.9	11,018.5

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023; 51.8 million and 42.7 million shares issued and outstanding, respectively, at December 31, 2022	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.2 million shares issued and outstanding at December 31, 2023 and 2.1 million shares issued and outstanding at December 31, 2022	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023; 187.4 million and 171.3 million shares issued and outstanding, respectively, at December 31, 2022	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 39.6 million and 25.3 million shares, respectively	(361.2)	(243.4)
Additional paid-in capital	5,262.0	5,177.1
Accumulated deficit	(2,941.7)	(2,868.1)
Accumulated other comprehensive loss, net of taxes	(198.0)	(149.2)
Total Liberty Latin America shareholders	1,763.5	1,918.8
Noncontrolling interests	546.2	637.9
Total equity	2,309.7	2,556.7
Total liabilities and equity	$13,594.6	$13,575.2
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
	in millions, except per share amounts

Revenue	$4,511.1	$4,808.6	$4,811.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,020.4	1,210.5	1,214.4
Other operating costs and expenses	1,877.8	1,981.7	1,903.4
Depreciation and amortization	1,008.3	910.7	964.7
Impairment, restructuring and other operating items, net	86.9	619.2	665.0
	3,993.4	4,722.1	4,747.5
Operating income	517.7	86.5	63.8
Non-operating expense:
Interest expense	(601.7)	(556.7)	(527.4)
Realized and unrealized gains (losses) on derivative instruments, net	(34.2)	359.4	564.1
Foreign currency transaction gains (losses), net	70.3	(194.3)	(319.6)
Gains (losses) on debt extinguishments, net	(3.9)	41.1	(57.2)
Gain on disposal of the Chile JV Entities	—	169.4	—
Other expense, net	(10.6)	(28.4)	(41.7)
	(580.1)	(209.5)	(381.8)
Loss before income taxes	(62.4)	(123.0)	(318.0)
Income tax expense	(24.4)	(84.8)	(172.6)
Net loss	(86.8)	(207.8)	(490.6)
Net loss attributable to noncontrolling interests	13.2	37.1	50.0
Net loss attributable to Liberty Latin America shareholders	$(73.6)	$(170.7)	$(440.6)

Basic and dilutive net loss per share attributable to Liberty Latin America shareholders	$(0.35)	$(0.77)	$(1.89)
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2023	2022	2021
	in millions

Net loss	$(86.8)	$(207.8)	$(490.6)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	25.9	53.1	4.8
Reclassification adjustments included in net loss	11.4	(22.9)	(3.2)
Pension-related adjustments and other, net	(85.0)	(90.2)	33.4
Other comprehensive earnings (loss)	(47.7)	(60.0)	35.0
Comprehensive loss	(134.5)	(267.8)	(455.6)
Comprehensive loss attributable to noncontrolling interests	12.1	37.6	50.9
Comprehensive loss attributable to Liberty Latin America shareholders	$(122.4)	$(230.2)	$(404.7)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$0.5	$—	$1.8	$(9.5)	$4,982.0	$(2,256.8)	$(125.6)	$2,592.4	$729.0	$3,321.4
Net loss	—	—	—	—	—	(440.6)	—	(440.6)	(50.0)	(490.6)
Other comprehensive earnings	—	—	—	—	—	—	35.9	35.9	(0.9)	35.0
Repurchase of Liberty Latin America common shares	—	—	—	(64.5)	—	—	—	(64.5)	—	(64.5)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(47.6)	(47.6)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	46.9	46.9
Shared-based compensation	—	—	—	—	93.3	—	—	93.3	—	93.3
Balance at December 31, 2021	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,697.4)	$(89.7)	$2,216.5	$677.4	$2,893.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,697.4)	$(89.7)	$2,216.5	$677.4	$2,893.9
Net loss	—	—	—	—	—	(170.7)	—	(170.7)	(37.1)	(207.8)
Other comprehensive loss	—	—	—	—	—	—	(59.5)	(59.5)	(0.5)	(60.0)
Repurchase of Liberty Latin America common shares	—	—	—	(169.4)	—	—	—	(169.4)	—	(169.4)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Share-based compensation	—	—	0.1	—	101.8	—	—	101.9	—	101.9
Balance at December 31, 2022	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	(73.6)	—	(73.6)	(13.2)	(86.8)
Other comprehensive loss	—	—	—	—	—	—	(48.8)	(48.8)	1.1	(47.7)
Repurchase of Liberty Latin America common shares	—	—	—	(117.8)	—	—	—	(117.8)	—	(117.8)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(84.1)	(84.1)
Share-based compensation	—	—	—	—	84.9	—	—	84.9	—	84.9
Other	—	—	—	—	—	—	—	—	4.5	4.5
Balance at December 31, 2023	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	in millions
Cash flows from operating activities:
Net loss	$(86.8)	$(207.8)	$(490.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	88.7	93.5	118.1
Depreciation and amortization	1,008.3	910.7	964.7
Impairments and other non-cash charges	54.3	593.1	645.1
Amortization of debt financing costs, premiums and discounts, net	30.2	36.6	33.5
Realized and unrealized losses (gains) on derivative instruments, net	34.2	(359.4)	(564.1)
Foreign currency transaction losses (gains), net	(70.3)	194.3	319.6
Losses (gains) on debt modification and extinguishment, net	3.9	(41.1)	57.2
Gain on disposal of the Chile JV Entities	—	(169.4)	—
Deferred income tax expense (benefit)	(87.4)	(8.4)	87.1
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Receivables and other operating assets	51.9	(85.0)	(48.5)
Payables and accruals	(130.0)	(88.3)	(105.9)
Net cash provided by operating activities	897.0	868.8	1,016.2

Cash flows from investing activities:
Capital expenditures, net	(585.0)	(660.1)	(736.3)
Cash paid in connection with acquisitions, net of cash acquired	—	(230.8)	(520.6)
Cash outflow upon disposal of the Chile JV Entities	—	(188.8)	—
Other investing activities, net	(30.8)	(42.9)	(11.7)
Net cash used by investing activities	$(615.8)	$(1,122.6)	$(1,268.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2023	2022	2021
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,092.8	$337.6	$1,249.4
Payments of principal amounts of debt and finance lease obligations	(955.9)	(276.7)	(632.5)
Repurchase of Liberty Latin America common shares	(118.3)	(170.4)	(63.0)
Net cash received (paid) related to derivative instruments	9.8	97.6	(43.0)
Distributions to noncontrolling interest owners	(75.4)	(1.9)	(47.6)
Payment of financing costs and debt redemption premiums	(18.2)	(7.8)	(74.8)
Capital contribution from noncontrolling interest owner	5.1	—	46.9
Other financing activities, net	(2.3)	(7.6)	(8.8)
Net cash provided (used) by financing activities	(62.4)	(29.2)	426.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.9)	(2.3)	(12.5)

Net increase (decrease) in cash, cash equivalents and restricted cash	210.9	(285.3)	161.7

Cash, cash equivalents and restricted cash:
Beginning of year	788.9	1,074.2	912.5
End of year	$999.8	$788.9	$1,074.2

Cash paid for interest	$521.4	$506.4	$463.3
Net cash paid for taxes	$79.8	$115.6	$44.3

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

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
ii.Puerto Rico and USVI, through our reportable segment Liberty Puerto Rico; and
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
In October 2022, we completed the formation of the Chile JV by contributing the Chile JV Entities into the Chile JV. Subsequent to the formation of the Chile JV, we began accounting for our 50% interest in the Chile JV as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary. As such, our consolidated statements of operations and cash flows for 2022 and 2021 include VTR through the closing of the formation of the Chile JV. For additional information, see note 6.
Correction of Immaterial Errors
During the third quarter of 2023, we identified certain errors in our previously reported consolidated financial statements, primarily related to revenue, deferred tax liabilities, and non-controlling interests. We have completed a quantitative and qualitative evaluation of the errors and concluded that they are immaterial to the previously issued consolidated financial statements. Notwithstanding this evaluation, we have revised (i) our December 31, 2022 consolidated balance sheet, and (ii) our consolidated statements of operations, comprehensive earnings (loss), equity and cash flows years ended December 31, 2022 and 2021 for the errors.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Three months ended				Year ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022	December 31, 2021
	in millions
Revenue
As previously reported	$1,216.2	$1,216.2	$1,222.0	$1,160.7	$4,815.1	$4,814.8
Adjustments	(0.6)	(3.2)	(1.2)	(1.5)	(6.5)	(3.5)
As adjusted	$1,215.6	$1,213.0	$1,220.8	$1,159.2	$4,808.6	$4,811.3
Operating income (loss)
As previously reported	$184.6	$(352.9)	$152.9	$109.5	$94.1	$67.3
Adjustments	(0.6)	(3.2)	(1.2)	(2.6)	(7.6)	(3.5)
As adjusted	$184.0	$(356.1)	$151.7	$106.9	$86.5	$63.8
Earnings (loss) before income taxes
As previously reported	$113.0	$(468.9)	$121.9	$118.6	$(115.4)	$(314.5)
Adjustments	(0.6)	(3.2)	(1.2)	(2.6)	(7.6)	(3.5)
As adjusted	$112.4	$(472.1)	$120.7	$116.0	$(123.0)	$(318.0)
Net earnings (loss) attributable to Liberty Latin America shareholders
As previously reported	$80.6	$(475.0)	$84.1	$134.7	$(175.6)	$(437.8)
Adjustments	(2.1)	11.5	(8.4)	3.9	4.9	(2.8)
As adjusted	$78.5	$(463.5)	$75.7	$138.6	$(170.7)	$(440.6)

	Six months ended June 30, 2022	Nine months ended September 30, 2022
	in millions
Revenue
As previously reported	$2,432.4	$3,654.4
Adjustments	(3.8)	(5.0)
As adjusted	$2,428.6	$3,649.4
Operating loss
As previously reported	$(168.3)	$(15.4)
Adjustments	(3.8)	(5.0)
As adjusted	$(172.1)	$(20.4)
Loss before income taxes
As previously reported	$(355.9)	$(234.0)
Adjustments	(3.8)	(5.0)
As adjusted	$(359.7)	$(239.0)
Net loss attributable to Liberty Latin America shareholders
As previously reported	$(394.4)	$(310.3)
Adjustments	9.4	1.0
As adjusted	$(385.0)	$(309.3)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Three months ended		Six months ended
	March 31, 2023	June 30, 2023	June 30, 2023
	in millions
Revenue
As previously reported	$1,103.8	$1,122.7	$2,226.5
Adjustments	(2.3)	(2.5)	(4.8)
As adjusted	$1,101.5	$1,120.2	$2,221.7
Operating income
As previously reported	$113.0	$139.5	$252.5
Adjustments	(6.4)	(4.1)	(10.5)
As adjusted	$106.6	$135.4	$242.0
Earnings (loss) before income taxes
As previously reported	$(49.8)	$49.8	$—
Adjustments	(6.4)	(4.1)	(10.5)
As adjusted	$(56.2)	$45.7	$(10.5)
Net earnings (loss) attributable to Liberty Latin America shareholders
As previously reported	$(49.7)	$38.2	$(11.5)
Adjustments	(15.9)	(3.1)	(19.0)
As adjusted	$(65.6)	$35.1	$(30.5)

	December 31, 2022
	As Previously Reported	Adjustments	As Adjusted
	in millions
Total liabilities	$11,009.1	$9.4	$11,018.5
Total equity	$2,566.1	$(9.4)	$2,556.7

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires that a buyer in a supplier finance program disclose certain information about the program to allow financial statement users to understand the nature of the program, activity during the period and changes to the program from period to period. In each annual reporting period, the disclosure requirements include (i) the key terms of the program, including payment terms, (ii) the amount and location in the balance sheet of obligations outstanding with the finance provider or intermediary, and (iii) a rollforward of the obligations during the annual period. In each interim reporting period, the disclosure requirements include the amount of obligations outstanding that the buyer has confirmed as valid to the finance provider or intermediary as of the end of the interim period. The rollforward disclosure is effective for fiscal years beginning after December 15, 2023, while the remaining annual disclosures are required to be disclosed on an interim basis in the year of adoption. We adopted ASU 2022-04 effective January 1, 2023. Disclosures surrounding our supplier finance programs are included in note 10.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Recent Accounting Pronouncements
ASU 2020-04, ASU 2021-01 and ASU 2022-06
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as LIBOR. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in Topic 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and was initially not intended to be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which defers the expiration date of Topic 848 from December 31, 2022, to December 31, 2024, and permits companies to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. Through December 31, 2023, the phase out of LIBOR has not had a material impact on our consolidated financial statements.
ASU 2023-07
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires enhanced disclosures surrounding significant segment expenses. In each annual and interim period, entities are required to disclose (i) significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment profit or loss, (ii) an amount and description for other segment items by reportable segment, where the other items category represents the difference between segment revenue, significant segment expenses and the reported measure of segment profit or loss, (iii) all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, and (iv) the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 clarifies that a public entity may disclose more than one measure of a segment’s profit or loss if the CODM uses more than one measure to assess segment performance and allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact this standard will have on the footnotes to our consolidated financial statements.
ASU 2023-09
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which was issued to enhance transparency of income tax disclosures, primarily by requiring consistent categories and disaggregated information about an entity’s effective tax rate reconciliation and disaggregated jurisdictional information on income taxes paid. The standard also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact this standard will have on the footnotes to our consolidated financial statements.

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
December 31, 2023, 2022 and 2021

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
Our notes receivable consist of EIP receivables due from customers under contracts that range between a period of 12 to 36 months, depending on the market. The long-term portions of our notes receivable, net of allowances for expected credit losses are $73 million and $64 million at December 31, 2023 and 2022, respectively, and are included in other assets, net, in our consolidated balance sheets.
From time to time, we may sell our trade or notes receivables to third parties. We recognize the sale of these receivables to the extent that transfer represents either (i) an entire financial asset, or (ii) a ratable participating interest, which remains constant throughout the life of the loan, with neither party senior to the other. We then evaluate whether control over the asset has been surrendered based on certain criteria, including legal isolation, actual control and effective control. To the extent the receivable does not meet the requirements of a sale, we continue to recognize the receivable and record any cash received as a debt on our consolidated balance sheet and as a financing inflow in our consolidated statement of cash flows. During 2023 and 2022, we generated approximately $32 million and $48 million, respectively, from the sale of receivables to third parties that is reflected in cash provided by operating activities in our consolidated statements of cash flows.
Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $119 million and $81 million at December 31, 2023 and 2022, respectively, due from a single government.
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
December 31, 2023, 2022 and 2021

The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions

Beginning balance	$101.1	$112.6	$116.2
Provision for expected losses, net	71.5	78.4	71.4
Write-offs	(84.0)	(79.1)	(59.5)
Foreign currency translation adjustments and other	3.0	(10.8)	(15.5)
Ending balance	$91.6	$101.1	$112.6
Financial Instruments
Due to the short maturities of cash and cash equivalents, trade and other receivables, notes receivable, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 7 and 10, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 4.
Derivative Instruments
Derivative Instruments Recorded at Fair Value
Our derivative instruments, excluding our Weather Derivatives, are recorded in our consolidated balance sheets at fair value, whether designated as a hedge or not. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in realized and unrealized gains or losses on derivative instruments in our consolidated statements of operations. With the exception of certain foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments.
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
For additional information regarding our derivative instruments, see note 7.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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
Spectrum licenses provide us with the exclusive right to utilize a certain radio frequency spectrum to provide wireless communications services. Our spectrum licenses in Puerto Rico are issued for only a fixed time (generally 10 years or less), but renewals occur routinely and at nominal cost. Moreover, we do not believe there are significant legal, regulatory, contractual, competitive, economic or other factors that would impact the useful lives of these licenses. As such, we treat spectrum licenses in Puerto Rico as indefinite-lived intangible assets. Spectrum licenses in certain of our markets are time-limited and renewals

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

generally must be purchased at rates established by local authorities. Spectrum licenses in markets other than Puerto Rico are therefore amortized over a finite period. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses.
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
We evaluate goodwill and other indefinite-lived intangible assets for impairment at least annually on July 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment. Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also charged to operations as an impairment loss. For additional information regarding the fair value measurements of our property and equipment and intangible assets, see note 4. For additional information regarding impairments, see note 8.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. The long-term portions of contract assets are $142 million and $107 million as of December 31, 2023 and 2022, respectively, and are included in other assets, net, in our consolidated balance sheets.
Deferred Revenue
We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2023 and 2022 was $259 million and $261 million, respectively.
Operating Leases
Our operating leases primarily consist of (i) property leases for mobile tower locations that generally have initial terms of five to ten years with one or more renewal options, and (ii) lease commitments for (a) retail stores, offices and facilities, (b) other network assets and (c) other equipment. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. For additional information regarding our leases, see note 9.
We classify leases with a term of greater than 12 months where substantially all risks and rewards incidental to ownership are retained by the third-party lessors as operating leases. We record a right-of-use asset and an operating lease liability at

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

inception of the lease at the present value of the lease payments plus certain other payments, including variable lease payments and amounts probable of being owed by us under residual value guarantees. Payments made under operating leases, net of any incentives received from the lessors, are recognized to expense on a straight-line basis over the term of the lease. Initial direct costs incurred in negotiating and arranging operating leases are recognized to expense when incurred. Contingent rental payments are recognized to expense when incurred. Our operating lease expense is included in facility, provision, franchise and other expense, which is included in other operating costs and expenses in our consolidated statements of operations. Our right-of-use assets and non-current operating lease liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.
We use a credit-adjusted discount rate to measure our operating lease liabilities. We derive the discount rates associated with each of our borrowing groups by firstly constructing a credit curve which is based on the implied credit spread between the risk free rate (generally U.S. dollar denominated U.S. Treasuries) and a credit curve constructed using an index of observable U.S. dollar denominated fixed rate corporate bonds issued by U.S. telecommunications companies with the same rating as the respective borrowing group. Next, we apply a linear fixed spread to this credit curve reflecting the difference between the observable price on the longest tradable debt instrument in each borrowing group and the credit curve at the maturity date of the observed debt instrument. Lastly, we make adjustments for all tenors to correct for the collateralized interest rate spread by comparing unsecured debt to asset-backed securities (secured debt) trades; this adjustment is based on the difference between the index of observable U.S. dollar denominated fixed rate corporate bonds issued by U.S. telecommunications companies with the same rating as the borrowing group and a similar index for companies rated one-class higher on the rating-code scale.
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
For additional information regarding our income taxes, see note 16.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to monetary assets and liabilities denominated in a non-functional currency result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.
Revenue Recognition
We categorize revenue into two major categories: (i) residential revenue, which includes revenue from fixed and mobile services provided to residential customers, and (ii) B2B revenue, which includes enterprise revenue and wholesale revenue. For additional information regarding our revenue by major category, see note 20. Our revenue recognition policies are as follows:
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
Wholesale Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2023, we have approximately $280 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of four years.
Government Funding Revenue. From time to time, we receive funds from the FCC, primarily in Puerto Rico, where funds were established in an effort to restore, expand and upgrade fixed and mobile networks in Puerto Rico and USVI. We recognize funds granted from the FCC as other revenue in the period in which we are entitled to receive the funds, as the FCC does not meet the definition of a “customer.”
Sales, Use and Other VAT. Revenue is recorded net of applicable sales, use and other value-added taxes.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Share-based Compensation
We recognize compensation expense associated with share-based incentive awards based on their grant-date fair values. The grant-date fair values for SARs and PSARs are estimated using the Black-Scholes-Merton valuation model, and the grant-date fair values for RSUs and PSUs are based upon the closing market price of our shares on the date of grant. We may also settle annual bonus-related obligations in the form of equity. We use the liability-based method of accounting in such situations, as the equity to be issued is variable. We use the legal life of the award for the expected life of SARs granted to executives. For SARs granted to non-executives, the expected life is calculated using the “simplified method” as we do not have sufficient historical exercise data. The expected volatility of SARs is based on a weighted average calculation that may include (i) data from a comparable group of peer companies, and/or (ii) Liberty Latin America’s share trading history. We recognize the grant-date fair value of outstanding awards as a charge to operations over the requisite service period, which is generally the vesting period, and account for forfeitures as they occur. We use the straight-line method to recognize share-based compensation expense for share-based incentive awards that do not contain a performance condition and the accelerated expense attribution method for our share-based incentive awards that contain a performance condition and vest on a graded basis.
For additional information regarding our share-based compensation, see note 15.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.

(4)    Fair Value Measurements
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 7. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate derivative contracts are further explained in note 7.
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting, impairment assessments and the initial valuation related to our equity method investment in the Chile JV. For information concerning our investment in the Chile JV, including the initial fair value assessment, see note 6.
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
During 2023 and 2022, we finalized our acquisition accounting for the Claro Panama Acquisition and the Liberty Telecomunicaciones Acquisition, respectively, neither of which resulted in any material changes to the respective opening balance sheets. For additional information relating to the opening balance sheet for the Claro Panama Acquisition and the Liberty Telecomunicaciones Acquisition, see note 5.
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
Goodwill
During 2023, we completed our annual goodwill impairment assessment, which did not result in goodwill impairments for any of our reporting units. During the second quarter of 2022, primarily due to significant increases in interest rates, we performed goodwill impairment analyses of all of our reporting units. Based upon the results of the aforementioned analysis, we recognized impairment charges associated with certain reporting units of our C&W Caribbean segment. For both of these assessments, we used an income approach to determine the estimated fair values of our reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services.
For additional information regarding goodwill impairment charges resulting from these impairment analyses, see note 8.

(5)    Acquisitions
Pending Acquisition
Puerto Rico and USVI Spectrum Acquisition. On November 6, 2023, we entered into an agreement with Dish Network to acquire Dish Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets in exchange for cash and international roaming credits. The aggregate purchase price of $256 million will be paid in four annual installments commencing on the closing date, subject to post-closing adjustments. The transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during 2024.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Our consolidated statements of operations for the year ended December 31, 2022 includes third-party revenue and a net loss of $70 million and $14 million, respectively, attributable to Claro Panama.
2021 Acquisitions
Liberty Telecomunicaciones Acquisition. On July 30, 2020, we entered into the Telefónica Acquisition Agreement to acquire Telefónica S.A.’s operations in Costa Rica in an all-cash transaction based upon an enterprise value of $500 million on a cash- and debt-free basis. On August 9, 2021, we completed the acquisition of all of the outstanding shares of Liberty Telecomunicaciones. The Liberty Telecomunicaciones Acquisition was financed through a combination of debt, existing cash and a $47 million equity contribution from the noncontrolling interest owner of our Liberty Servicios entity, as further described in note 12.
During 2022, we finalized the purchase price for the Liberty Telecomunicaciones Acquisition, which resulted in a reduction in total consideration paid of $12 million. The proceeds received from the final purchase price adjustments have been reflected as an investing activity in our consolidated statement of cash flows. The following table sets forth a reconciliation of the stated purchase price to the net cash paid (in millions):

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
December 31, 2023, 2022 and 2021

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
BBVI Acquisition. Effective December 31, 2021, we acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, the payment of which occurred in January 2022. Broadband VI, LLC provides fixed services to residential and business customers in USVI and is included in our Liberty Puerto Rico reportable segment.
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
The following unaudited pro forma consolidated operating results give effect to (i) the Claro Panama Acquisition, as if it had been completed as of January 1, 2021, and (ii) the Liberty Telecomunicaciones Acquisition, as if it had been completed as of January 1, 2020:

	Year ended December 31,
	2022	2021
	in millions

Revenue	$4,873.1	$5,116.1
Net loss attributable to Liberty Latin America shareholders	$(188.8)	$(470.9)

(6)    Disposition
2022 Disposition
Chile JV Entities. On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV. During October 2022, we completed the formation of the Chile JV, which is owned 50:50 by Liberty Latin America and América Móvil.
Our consolidated statements of operations include earnings (losses) before income taxes attributable to the Chile JV Entities of ($26 million) and $271 million for the years ended December 31, 2022 and 2021, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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
In determining the value of the Chile JV, we considered certain qualitative and quantitative information available, including negative cash flows of the Chile JV and the significant discount in the fair value of the Chile JV’s debt in relation to its par value. At December 31, 2023, our proportionate share of the accumulated net losses of the Chile JV since the Chile JV formation date is CLP 297 billion ($351 million). Our investment balance in the Chile JV was zero as of December 31, 2023 and 2022 after taking our share of the net losses of the Chile JV.
Effective December 26, 2023, we entered into a transaction agreement with América Móvil relating to the Chile JV. Under the terms of the agreement, we have agreed with América Móvil, either collectively in proportion to our shareholding percentage interest or individually, to provide additional capital required by the Chile JV during the calendar year 2023 and through June 30, 2024 in the form of convertible notes in an aggregate amount not to exceed CLP 972 billion ($1,104 million). Under the terms of the agreement, América Móvil or Liberty Latin America may exercise a catch-up right on or before August 1, 2024, to cure any failure by América Móvil or Liberty Latin America to fund its respective portion of such commitment in order to continue the Chile JV as a 50:50 joint venture. To the extent that América Móvil’s or Liberty Latin America’s ownership percentage falls below 50%, the governance terms of the Chile JV would award the party who holds more than 50% shares the ability to appoint the majority members of the board of directors of the Chile JV. Since the formation date of the Chile JV, the Chile JV has received an aggregate principal amount of CLP 721 billion from América Móvil in the form of convertible notes. During 2023, we did not make any contributions to the Chile JV.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(7)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2023			December 31, 2022
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$91.9	$157.4	$249.3	$91.3	$224.2	$315.5
Other	0.1	—	0.1	—	—	—
Total	$92.0	$157.4	$249.4	$91.3	$224.2	$315.5

Liabilities (b):
Interest rate derivative contracts	$8.2	$30.6	$38.8	$30.4	$—	$30.4
Foreign currency forward contracts	16.8	4.0	20.8	11.9	—	11.9
Total	$25.0	$34.6	$59.6	$42.3	$—	$42.3
(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.
(b)We consider credit risk relating to our nonperformance and the nonperformance of our counterparties in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 10) and are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 4.
The derivative assets set forth in the table above exclude our Weather Derivatives, as they are not accounted for at fair value.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2023	2022	2021
	in millions

Interest rate and cross-currency derivative contracts	$27.3	$404.3	$565.4
Foreign currency forward contracts and other	(30.6)	(13.5)	25.8
Weather Derivatives	(30.9)	(31.4)	(27.1)
Total	$(34.2)	$359.4	$564.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Year ended December 31,
	2023	2022	2021
	in millions

Operating activities	$35.6	$(20.5)	$(94.5)
Investing activities	—	(7.4)	(1.2)
Financing activities	9.8	97.6	(43.0)
Total	$45.4	$69.7	$(138.7)
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2023, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $211 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	4.6

Liberty Puerto Rico	$500.0	4.8
(a)Includes embedded floors of 0% on certain contracts.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at December 31, 2023:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	1.0

Liberty Puerto Rico	$620.0	1.0
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At December 31, 2023, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 4.8 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At December 31, 2023, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 4.8 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2023, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $218 million and CRC 125 billion, respectively, with a weighted average remaining contractual life of 0.6 years.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(8)    Long-lived Assets
Impairment Charges
The following table sets forth the details of our impairment charges:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	VTR (a)	Liberty Costa Rica	Total
	in millions
Year ended December 31, 2023:
Goodwill	$—	$—	$—	$—	$—	$—	$—
Property and equipment and other (b)	4.1	51.9	0.8	9.4	—	0.8	67.0
Total impairment charges	$4.1	$51.9	$0.8	$9.4	$—	$0.8	$67.0

Year ended December 31, 2022:
Goodwill (c)	$555.3	$—	$—	$—	$—	$—	$555.3
Property and equipment and other	3.1	—	1.0	3.6	0.1	0.7	8.5
Total impairment charges	$558.4	$—	$1.0	$3.6	$0.1	$0.7	$563.8

Year ended December 31, 2021:
Goodwill	$605.1	$—	$—	$—	$—	$—	$605.1
Property and equipment and other	2.6	—	—	0.2	1.3	—	4.1
Total impairment charges	$607.7	$—	$—	$0.2	$1.3	$—	$609.2
(a)During October 2022, we contributed the Chile JV Entities into the Chile JV. For additional information, see notes 1 and 6.
(b)During 2023, C&W Panama recognized impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases. As of December 31, 2023, these operating lease right-of-use assets were fully amortized.
(c)During 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units. After recording these impairments, the associated reporting units have $498 million of goodwill remaining at December 31, 2022. If, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
For additional information regarding the fair value methods and related assumptions used in our impairment assessments, see note 4.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Goodwill
Changes in the carrying amount of our goodwill during 2023 are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2023	$1,220.4	$617.1	$654.0	$501.1	$428.7	$3,421.3
Acquisitions and related adjustments	—	—	(5.7)	—	5.7	—
Foreign currency translation adjustments and other	(2.3)	—	7.6	—	56.8	62.1
December 31, 2023	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Changes in the carrying amount of our goodwill during 2022 are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2022	$1,787.1	$617.1	$646.8	$498.3	$398.7	$3,948.0
Acquisitions and related adjustments	(16.5)	—	11.5	2.8	(3.8)	(6.0)
Foreign currency translation adjustments and other	5.1	—	(4.3)	—	33.8	34.6
Impairments	(555.3)	—	—	—	—	(555.3)
December 31, 2022	$1,220.4	$617.1	$654.0	$501.1	$428.7	$3,421.3
Our accumulated goodwill impairments were $2,784 million at each December 31, 2023 and 2022.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2023	December 31,
		2023	2022
		in millions

Distribution systems	3 to 25 years	$4,797.4	$4,419.1
Support equipment, buildings, land and CIP	3 to 40 years	1,923.9	2,232.7
CPE	3 to 5 years	938.3	919.0
		7,659.6	7,570.8
Accumulated depreciation		(3,453.9)	(3,277.2)
Total		$4,205.7	$4,293.6
Depreciation expense related to our property and equipment was $840 million, $726 million and $771 million during 2023, 2022 and 2021, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $144 million $161 million and $101 million during 2023, 2022 and 2021, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 25 years at December 31, 2023, are set forth below:

	December 31,
	2023	2022
	in millions

Customer relationships	$1,327.8	$1,464.4
Licenses and other	286.7	278.9
	1,614.5	1,743.3
Accumulated amortization	(1,072.9)	(1,055.2)
Total	$541.6	$688.1
Amortization expense related to intangible assets with finite useful lives was $168 million, $185 million and $193 million during 2023, 2022 and 2021, respectively.
Based on our amortizable intangible assets balance at December 31, 2023, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2024	$135.3
2025	92.9
2026	67.9
2027	57.4
2028	49.9
Thereafter	138.2
Total	$541.6
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	December 31,
	2023	2022
	in millions

Spectrum licenses	$1,051.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total intangible assets not subject to amortization	$1,592.8	$1,592.8

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(9)    Operating Leases
The following table provides details of our operating lease expense:

	Year ended December 31,
	2023	2022	2021
	in millions

Operating lease expense:
Operating lease cost	$128.0	$118.8	$93.1
Short-term lease cost	29.0	24.6	21.0
Total operating lease expense	$157.0	$143.4	$114.1
Certain other details of our operating leases are set forth in the tables below.

	December 31,
	2023	2022
	in millions

Operating lease right-of-use assets (a)	$475.2	$550.8
Operating lease liabilities:
Current	$84.3	$76.7
Noncurrent	483.4	438.5
Total operating lease liabilities	$567.7	$515.2

Weighted-average remaining lease term	7.4 years	8.2 years

Weighted-average discount rate	7.8%	7.5%

	Year ended December 31,
	2023	2022	2021
	in millions

Operating cash outflows from operating leases	$131.9	$120.4	$93.1
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$53.8	$237.4	$211.8
(a)During 2023, we recorded impairment charges totaling $52 million associated with certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. These charges are included in impairment, restructuring and other, net, in our consolidated statements of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the year, including amounts related to acquisitions, as further described in note 5.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Maturities of Operating Leases
Maturities of our operating lease liabilities as of December 31, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on December 31, 2023 exchange rates.

Years ending December 31:
2024	$123.0
2025	114.8
2026	103.4
2027	88.3
2028	79.4
Thereafter	260.8
Total operating lease liabilities on an undiscounted basis	769.7
Present value discount	(202.0)
Present value of operating lease liabilities	$567.7

(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2023			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2023	2022	2023	2022
		in millions

Convertible Notes (d)	2.00%	$—	$—	$213.8	$357.4	$220.3	$402.5
C&W Notes	6.55%	—	—	1,609.8	1,591.6	1,715.0	1,715.0
C&W Credit Facilities	7.34%	(e)	636.5	2,663.4	2,505.0	2,694.2	2,605.2
LPR Senior Secured Notes	6.08%	—	—	1,851.5	1,772.7	1,981.0	1,981.0
LPR Credit Facilities	9.29%	172.5	172.5	621.6	613.8	620.0	620.0
LCR Credit Facilities (f)	10.88%	60.0	60.0	463.5	382.9	450.0	419.3
Vendor financing, Tower Transactions and other (g) (h)	7.81%	—	—	561.7	223.1	561.7	223.1
Total debt before premiums, discounts and deferred financing costs	7.10%		$869.0	$7,985.3	$7,446.5	$8,242.2	$7,966.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2023	2022
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,242.2	$7,966.1
Premiums, discounts and deferred financing costs, net	(67.8)	(94.0)
Total carrying amount of debt	8,174.4	7,872.1
Finance lease obligations	5.5	8.6
Total debt and finance lease obligations	8,179.9	7,880.7
Less: Current maturities of debt and finance lease obligations	(581.9)	(226.9)
Long-term debt and finance lease obligations	$7,598.0	$7,653.8
(a)Represents the weighted average interest rate in effect at December 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2023, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2023 compliance reporting requirements. At December 31, 2023, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
(c)The estimated fair values of our debt instruments are determined using the applicable bid prices (mostly Level 1 of the fair value hierarchy) or from quoted prices for similar instruments in active markets adjusted for the estimated credit spreads of the applicable entity, to the extent available, and other relevant factors (Level 2 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 4.
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
(f)The LCR Credit Facilities at December 31, 2022 comprise certain CRC and U.S. dollar term loans and a U.S. dollar revolving credit facility. For information on the LCR Credit Facilities at December 31, 2023, see Financing Activity below.
(g)In December 2023, we entered into the Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our balance sheet. During 2023, we received proceeds of $244 million related to the Tower Transactions, which are included in borrowings of debt in our consolidated statement of cash flows.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(h)Primarily represents $299 million and $217 million at December 31, 2023 and December 31, 2022, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $177 million, $149 million and $110 million for 2023, 2022 and 2021, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our consolidated statements of cash flows.
General Information
At December 31, 2023, all of our outstanding debt had been incurred by one of our three primary “borrowing groups”: C&W, Liberty Puerto Rico and Liberty Costa Rica, except for our Convertible Notes (as described below). Unless stated otherwise, all of our borrowings are denominated in U.S. dollars.
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
December 31, 2023, 2022 and 2021

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
Conversion Rights. Subject to certain conditions, and adjustments if certain events occur (as specified in the indenture governing the Convertible Notes), as of December 31, 2023, the Convertible Notes may be converted at a conversion rate equal to 48.4315 Class C common shares per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $20.65 per Class C common share). Any conversions of the Convertible Notes may be settled, at the election of the Company, in cash, Class C common shares or a combination thereof.
On and after January 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time.
We determined the Conversion Option should be bifurcated from the debt host instrument (the Convertible Notes) and accounted for as a separate financial instrument that qualifies for equity classification. Accordingly, we bifurcated the Conversion Option from the Convertible Notes and initially recorded the estimated fair value of $78 million as additional paid-in capital and debt discount. The debt discount is being accreted through interest expense, using the effective interest method, through maturity of the Convertible Notes or when the Conversion Option no longer qualifies for equity classification, if ever. At December 31, 2023, the carrying value of the Convertible Notes was $215 million and the unamortized debt discount on the Convertible Notes was $5 million.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Borrowing Groups – Outstanding Debt Instruments
C&W Notes
The details of the outstanding C&W Notes as of December 31, 2023 are summarized in the following table:

C&W Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions

2027 C&W Senior Secured Notes	September 7, 2027	5.750%	$495.0	$494.3
2027 C&W Senior Notes	September 15, 2027	6.875%	1,220.0	1,218.4
Total			$1,715.0	$1,712.7
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

C&W Credit Facilities
The details of our borrowings under the C&W Credit Facilities as of December 31, 2023 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

CWP Revolving Credit Facility (b)	January 18, 2027	Adjusted Term SOFR + 3.75%	$10.0	$10.0	$10.0
C&W Revolving Credit Facility (b)	January 30, 2027	Adjusted Term SOFR + 3.25% (c)	572.0	—	—
C&W Term Loan B-5 Facility	January 31, 2028	Adjusted Term SOFR + 2.25% (c)	—	1,510.0	1,499.7
C&W Term Loan B-6 Facility	October 15, 2029	Adjusted Term SOFR + 3.0% (c)	—	590.0	582.3
2028 CWP Term Loan	January 18, 2028	4.25%	—	435.0	430.9
C&W Regional Facilities (d) (e)	various dates ranging from 2024 to 2038	6.85% (f)	54.5	80.2	78.7
C&W Other Facilities	(g)	6.48%	—	69.0	69.0
Total			$636.5	$2,694.2	$2,670.6
(a)Amounts are net of discounts and deferred financing costs, as applicable.
(b)Has a fee on unused commitments of 0.5% per year.
(c)Subject to a SOFR floor of 0 basis points.
(d)The unused borrowing capacity on the C&W Regional Facilities comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD denominated revolving credit facilities.
(e)The outstanding principal amount on the C&W Regional Facilities comprise certain JMD, U.S. dollar, East Caribbean dollar denominated credit facilities.
(f)Represents a weighted average rate for all C&W Regional Facilities.
(g)This borrowing is due in three annual installments beginning in May 2024.
LPR Senior Secured Notes
The details of the outstanding LPR Senior Secured Notes as of December 31, 2023 are summarized in the following table:

LPR Senior Secured Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions

2027 LPR Senior Secured Notes	October 15, 2027	6.750%	$1,161.0	$1,149.8
2029 LPR Senior Secured Notes	July 15, 2029	5.125%	820.0	813.0
Total			$1,981.0	$1,962.8
(a)Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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

	Redemption Price
	2027 LPR Senior Secured Notes	2029 LPR Senior Secured Notes

12-month period commencing:	October 15	July 15

2024	100.000%	102.563%
2025	100.000%	101.281%
2026 and thereafter	100.000%	100.000%
LPR Credit Facilities
The details of our borrowings under the LPR Credit Facilities as of December 31, 2023 are summarized in the following table:

LPR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

LPR Revolving Credit Facility (b)	March 15, 2027	Adjusted Term SOFR + 3.50%	$172.5	$—	$—
2028 LPR Term Loan	October 15, 2028	Adjusted Term SOFR + 3.75% (c)	—	620.0	616.3
Total			$172.5	$620.0	$616.3
(a)Amounts are net of deferred financing costs.
(b)Has a fee on unused commitments of 0.5% per year.
(c)Subject to a SOFR floor of 0 basis points.
LCR Credit Facilities
The details of the LCR Credit Facilities as of December 31, 2023 are summarized in the following table:

LCR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)

LCR Revolving Credit Facility (b)	January 15, 2028	Term SOFR + 4.25%	$60.0	$—	$—
2031 LCR Term Loan A	January 15, 2031	10.875%	—	50.0	48.9
2031 LCR Term Loan B	January 15, 2031	10.875%	—	400.0	386.7
Total			$60.0	$450.0	$435.6
(a)Amounts are net of deferred financing costs.
(b)Has a fee on unused commitments of 0.5% per year.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Financing and Refinancing Activity
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
During 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/ Borrower	Instrument	Issued at	Amount borrowed
			in millions

C&W	C&W Other Facilities	100%	$69.0
C&W	C&W Revolving Credit Facility	N/A	$40.0
C&W	C&W Regional Facilities	N/A	$20.0
C&W	CWP Credit Facilities	N/A	$10.0

Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$65.0

Liberty Costa Rica	2031 LCR Term Loan A	100%	$50.0
Liberty Costa Rica	2031 LCR Term Loan B	100%	$400.0
Liberty Costa Rica	LCR Revolving Credit Facility (a)	N/A	$—
(a)In January 2023, the LCR Revolving Credit Facility was amended and restated. The amended and restated $60 million LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
During 2022, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/Borrower	Instrument	Issued at	Amount borrowed	Non-cash component
			in millions

C&W	2028 CWP Term Loan	100%	$435.0	$272.9

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

During 2021, borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended, including activity related to the Chile JV Entities, are as follows:

Borrowing group/ Borrower			Borrowing			Non-cash component
	Instrument	Issued at	Borrowing currency		USD equivalent
			USD in millions, CRC in billions

C&W	C&W Term Loan B-6 Facility	99.25%		$590.0	$590.0	$555.0
C&W	C&W Revolving Credit Facility	N/A		(a)		$—

Liberty Puerto Rico	2029 LPR Senior Secured Notes	100%		$820.0	$820.0	$500.0
Liberty Puerto Rico	2028 LPR Term Loan	100%		$620.0	$620.0	$500.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A		(b)		$—

VTR	VTR Notes	100%		$410.0	$410.0	$60.0
VTR	VTR Credit Facilities	N/A		$—	$—	$—

Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$227.5	$227.5	$—
Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	36.5	$58.8	$—
(a)In September 2021, the C&W Revolving Credit Facility was amended to extend the maturity of $580 million in underlying commitments from January 30, 2026 to January 30, 2027.
(b)Total commitments under the LPR Revolving Credit Facility were increased by $48 million during 2021.
During 2023, we made certain repurchases or repayments on the following debt instruments:

			Amount paid
Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)
			USD in millions, CRC in billions

C&W	C&W Revolving Credit Facility	100%		$40.0	$40.0

Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$65.0	$65.0

Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7
Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6

Liberty Latin America	Convertible Notes	(b)		$173.0	$173.0
(a)Translated at the transaction date, if applicable.
(b)During 2023, we repurchased and cancelled $182 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.9%. In connection with these repurchases, we unwound $182 million of the related Capped Calls.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

During 2022, we made certain repurchases or repayments on the following debt instruments, including repayments related to the Chile JV Entities:

Borrowing group/ Borrower	Instrument	Redemption price	Amount paid	Non-cash component
			in millions

C&W	C&W Regional Facilities	100%	$272.9	$272.9

VTR	VTR Notes	(a)	$48.1	$—
(a)During the third quarter of 2022, in aggregate we repurchased and cancelled approximately $91 million original principal amount of certain of the outstanding senior secured notes and senior notes of the Chile JV Entities.
During 2021, we made certain repurchases or repayments on the following debt instruments, including repayments related to the Chile JV Entities:

Borrowing group/ Borrower		Redemption price	Amount paid			Non-cash component
	Instrument		Borrowing currency		USD equivalent (a)
			USD in millions, CRC in billions

C&W	2026 C&W Senior Notes	103.75%		$500.0	$500.0	$500.0
C&W	2027 C&W Senior Secured Notes	103%		$55.0	$55.0	$55.0

Liberty Puerto Rico	2026 SPV Credit Facility	100%		$1,000.0	$1,000.0	$1,000.0
Liberty Puerto Rico	2027 LPR Senior Secured Notes	103%		$129.0	$129.0	$—

VTR	VTR Notes	103%		$120.0	$120.0	$60.0
VTR	VTR Credit Facilities	100%	CLP	174.0	$242.5	$—
(a)Translated at the transaction date, if applicable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Maturities of Debt
Maturities of our debt as of December 31, 2023 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2023 exchange rates.

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2024	$307.3	$58.2	$0.6	$220.8	$586.9
2025	32.7	1.9	—	—	34.6
2026	25.3	—	—	—	25.3
2027	1,717.6	1,161.0	—	—	2,878.6
2028	2,000.3	620.0	—	—	2,620.3
Thereafter	786.3	860.2	450.0	—	2,096.5
Total debt maturities	4,869.5	2,701.3	450.6	220.8	8,242.2
Premiums, discounts and deferred financing costs, net	(25.9)	(21.9)	(14.4)	(5.6)	(67.8)
Total debt	$4,843.6	$2,679.4	$436.2	$215.2	$8,174.4
Current portion	$307.3	$58.2	$0.6	$215.2	$581.3
Noncurrent portion	$4,536.3	$2,621.2	$435.6	$—	$7,593.1
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

(11)    Defined Benefit Plans
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
Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2023	2022
	in millions

Other assets, net	$37.9	$119.4
Other long-term liabilities	(143.7)	(146.6)
Net pension asset (liability)	$(105.8)	$(27.2)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The table below provides summary information for our defined benefit plans:

	December 31,
	2023	2022
	in millions

Projected benefit obligations (a)	$(1,621.0)	$(1,543.7)
Fair value of plan assets (b)	1,515.2	1,516.5
Net pension asset (liability)	$(105.8)	$(27.2)
(a)The weighted average discount rate used in determining our benefit obligations was 5.6% and 6.0% at December 31, 2023 and 2022, respectively. A 1.0% increase or decrease in the weighted average discount rate would have a ($35 million) or $42 million impact, respectively, on the projected benefit obligations, net of the annuity insurance policies (as described further below).
(b)Our plan assets primarily comprise investments in insurance contracts, debt securities and equity securities. The fair value of plan assets at December 31, 2023 includes $242 million, $130 million and $1,151 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 4). The fair value of plan assets at December 31, 2022 includes $659 million, $116 million and $742 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively.
In May 2023, the CWSF completed an additional buy-in bulk annuity, resulting in 100% of the plan’s liabilities being covered by insurance annuity policies, the payments from which match the corresponding obligations to employees. In addition, at December 31, 2023, 100% of the Jamaican and UTS defined benefit obligations are covered through the purchase of insurance annuity policies. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.
The CWSF buy-in resulted in the remeasurement of $75 million from net pension assets to accumulated other comprehensive income during 2023, which represents the loss associated with the difference between the projected benefit obligations and the cost of the bulk annuity policy.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(12)    Equity
Share Capital
A summary of the changes in our share capital during 2023, 2022 and 2021 is set forth in the table below:

	Class A	Class B	Class C
	in millions
Balance at January 1, 2021	49.0	1.9	181.1
Repurchase of Liberty Latin America common shares	(4.3)	—	(0.7)
Issued in connection with share-based compensation plans and other	0.8	—	1.9
Balance at December 31, 2021	45.5	1.9	182.3

Balance at January 1, 2022	45.5	1.9	182.3
Repurchase of Liberty Latin America common shares	(4.5)	—	(14.8)
Issued in connection with share-based compensation plans and other	1.7	0.2	3.8
Balance at December 31, 2022	42.7	2.1	171.3

Balance at January 1, 2023	42.7	2.1	171.3
Repurchase of Liberty Latin America common shares	(2.6)	—	(11.7)
Issued in connection with share-based compensation plans and other	0.7	0.1	2.1
Balance at December 31, 2023	40.8	2.2	161.7
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
Share Repurchase Programs
On March 16, 2020, our Directors approved the 2020 Share Repurchase Program, which authorized us to repurchase from time to time up to $100 million of our Class A common shares and/or Class C common shares through March 2022, subject to certain limitations and conditions. On February 22, 2022, our Directors approved the 2022 Share Repurchase Program. This program authorizes us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million under the 2022 Share Repurchase Program through December 2025.
The 2022 Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the 2022 Share Repurchase Program, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. At December 31, 2023, the remaining amount authorized for share repurchases under the 2022 Share Repurchase Program was $139 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Capped Calls
In connection with the issuance of our Convertible Notes, we entered into the Capped Calls, which expires on July 15, 2024. The Capped Calls are used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we could have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. Collectively, the Capped Calls covered the number of the Company’s Class C common shares underlying the Convertible Notes, or $10.7 million of Class C common shares as of December 31, 2023. The Capped Calls had a strike price of $20.65 per Class C common share and the cap price per Class C common share ranged from $28.00 to $29.50, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Capped Calls were not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts were indexed to our Class C common shares and therefore were classified within shareholders’ equity.

(13)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, project-related costs and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below.

	Year ended December 31,
	2023	2022	2021
	in millions

Programming and copyright	$237.2	$360.3	$441.4
Interconnect	302.5	350.3	347.2
Equipment	320.6	369.8	308.7
Other	160.1	130.1	117.1
Total programming and other direct costs	$1,020.4	$1,210.5	$1,214.4

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Our other operating costs and expenses by major category are set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions

Personnel and contract labor	$557.6	$597.7	$575.1
Network-related	259.0	311.4	324.2
Service-related	227.6	210.8	196.5
Commercial	181.1	226.0	229.4
Facility, provision, franchise and other	563.8	542.3	460.1
Share-based compensation expense	88.7	93.5	118.1
Total other operating costs and expenses	$1,877.8	$1,981.7	$1,903.4

(15)    Share-based Compensation
Equity Incentive Plans
Employee Incentive Plan and Nonemployee Director Incentive Plan
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
Awards
Non-performance Awards. The following is a summary of the material    terms and conditions with respect to our non-performance-based awards:
•SARs. SARs generally vest 33.3% on the anniversary of the grant date over a vesting term of three years. SARs granted prior to 2020 expire seven years after the grant date, while SARs granted during or subsequent to 2020 expire ten years after the grant date. SARs may be granted with an exercise price at or above the fair market value of the shares on the date of grant in any class of common shares.
•RSUs. RSUs generally vest 33.3% on the anniversary of the grant date over a vesting term of three years. RSUs issued under the Nonemployee Director Incentive Plan vest on the first anniversary of the grant date.
•LTVP. During 2023, we implemented the Long-term Value Plan component of the Employee Incentive Plan, whereby employees receive a fixed-value award based upon a percentage of annual employee base compensation that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee. During 2023, we recognized $6 million of expense associated with the LTVP, which is recorded in share-based compensation expense in our consolidated statement of operations.
Performance Awards. The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees:
•PSUs. During 2023, our Chief Executive Officer was granted a total of 0.3 million Class B PSUs, which will vest in March 2024 based upon the achievement of individual qualitative objectives.
•PSARs. During 2021 and 2022, certain key employees received the 2021 PSARs. Each award represents the right to

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

receive a payment in shares or, if the compensation committee so determines, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs, have a term of ten years, a performance period from January 1, 2021 to December 31, 2023 and will vest on March 16, 2024 based on the continued employment of the recipient through this date. The 2021 PSARs include performance conditions based on the achievement of individual qualitative objectives during the performance period. At both December 31, 2023 and 2022, we had 3 million Class A PSARs and 6 million Class C PSARs outstanding.
Share-based Compensation Expense
Our share-based compensation expense includes amounts related to share-based incentive awards held by our employees and employees of our subsidiaries. The following table summarizes certain information related to share-based incentive awards granted during the periods presented:

	Year ended December 31,
	2023	2022	2021
Assumptions used to estimate fair value of SARs and PSARs:
Risk-free interest rate	3.5 - 4.2%	2.0 - 3.7%	0.8 - 1.4%
Expected life	6.0 - 10.0 years	6.0 - 10.0 years	6.0 - 10.0 years
Expected volatility	42.1 - 46.7%	40.2 - 49.8%	36.9 - 46.8%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
SARs	$4.31	$4.91	$6.43
PSARs	N/A	$5.92	$6.88
RSUs	$7.96	$9.49	$13.96
PSUs	$8.00	$6.11	$11.57
As of December 31, 2023, we have $85 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 2 years.
For the amount of share-based compensation expense recognized during each period presented, see note 14.
Share-based Incentive Award Activity
The following tables summarize share-based incentive award activity during 2023 with respect to Liberty Latin America awards held by our employees and our Directors.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares	in millions		in years	in millions
Outstanding at January 1, 2023	9.1	$13.91
Granted	1.8	$7.82
Forfeited	(0.9)	$19.35
Outstanding at December 31, 2023	10.0	$12.34	5.8	$—
Exercisable at December 31, 2023	5.9	$14.40	4.0	$—

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares	in millions		in years	in millions
Outstanding at January 1, 2023	18.3	$13.92
Granted	3.6	$7.79
Forfeited	(1.8)	$19.49
Outstanding at December 31, 2023	20.1	$12.34	5.8	$—
Exercisable at December 31, 2023	11.8	$14.40	4.0	$—

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares	in millions		in years
Outstanding at January 1, 2023	2.1	$10.74
Granted	1.2	$7.96
Forfeited	(0.1)	$10.23
Released from restrictions	(1.1)	$10.73
Outstanding at December 31, 2023	2.1	$9.22	1.6

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares	in millions		in years
Outstanding at January 1, 2023	4.3	$11.04
Granted	2.5	$7.96
Forfeited	(0.2)	$10.21
Released from restrictions	(2.3)	$10.65
Outstanding at December 31, 2023	4.3	$9.20	1.6

(16)    Income Taxes
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda. While Bermuda does not currently assess taxes on income, subsidiaries in other jurisdictions are taxable operations and file income tax returns in their respective jurisdictions. The income taxes of Liberty Latin America are presented on a standalone basis, and each tax paying entity or group within Liberty Latin America is presented on a separate return basis, unless a combined or consolidated tax return regime is permitted.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The components of our loss before income taxes are as follows:

	Year ended December 31,
	2023	2022	2021
	in millions

Domestic (a)	$(90.9)	$(97.6)	$(85.7)
Foreign (b) (c)	28.5	(25.4)	(232.3)
Total	$(62.4)	$(123.0)	$(318.0)
(a)Liberty Latin America is considered a stand-alone Bermuda entity.
(b)Amounts for the year ended December 31, 2022 include a goodwill impairment charge of $555 million and a $13 million impairment associated with a cost method investment, both of which occurred at our C&W Caribbean segment. Amounts for the year ended December 31, 2021 include a goodwill impairment charge of $605 million and a $41 million impairment associated with a cost method investment, both of which occurred at our C&W Caribbean segment.
(c)For the year ended December 31, 2023, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, British Virgin Islands, Colombia, Costa Rica, Jamaica, Panama, Puerto Rico, Spain, St. Kitts, St. Lucia, Trinidad, the United Kingdom, United States and U.S. Virgin Islands. For the year ended December 31, 2022, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, British Virgin Islands, Chile, Colombia, Costa Rica, Curacao, Jamaica, the Netherlands, Panama, Puerto Rico, Spain, Trinidad, the United Kingdom, United States and U.S. Virgin Islands. For the year ended December 31, 2021, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include Bahamas, Barbados, British Virgin Islands, Chile, Costa Rica, Curacao, Jamaica, the Netherlands, Panama, Puerto Rico, Trinidad, the United Kingdom, United States and U.S. Virgin Islands.
Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2023:
Domestic	$—	$—	$—
Foreign	(111.8)	87.4	(24.4)
Total	$(111.8)	$87.4	$(24.4)
Year ended December 31, 2022:
Domestic	$—	$—	$—
Foreign	(93.2)	8.4	(84.8)
Total	$(93.2)	$8.4	$(84.8)
Year ended December 31, 2021:
Domestic	$—	$—	$—
Foreign	(85.5)	(87.1)	(172.6)
Total	$(85.5)	$(87.1)	$(172.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Income tax expense attributable to our loss before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2023	2022	2021
	in millions

Computed expected tax benefit (a)	$—	$—	$—
Permanent differences (b)	(49.3)	46.8	(13.6)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	1.5	(1.2)	1.4
(Increases) Decreases in valuation allowances	(161.5)	188.8	(321.6)
Expiration of deferred tax assets with full valuation allowance	(12.3)	(12.7)	(129.5)
International rate differences (a) (c)	88.2	49.9	82.2
Changes in uncertain tax positions	(0.4)	(24.5)	(1.0)
Enacted tax law and rate changes (d) (e) (f) (g) (h)	128.4	(162.2)	393.7
Effect of non-deductible goodwill impairments	—	(174.3)	(201.2)
Effect of tax credits	18.3	15.9	38.7
Withholding and capital gains taxes	(40.0)	(13.3)	(23.4)
Other, net	2.7	2.0	1.7
Total income tax expense	$(24.4)	$(84.8)	$(172.6)
(a)On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where the Company has a “statutory” or “expected” tax rate of 0% in 2023, 2022 and 2021. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable rates, resulting in “international rate differences,” as shown in the table above that reflect the computed tax benefit (expense) of pre-tax book income (loss) in the respective taxable jurisdiction.
(b)Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as Caribbean Community (CARICOM) treaty income, limitations on deductible management fees, or executive compensation, among others.
(c)The 2023 corporate tax rates applicable to our primary material jurisdictions are as follows: Bahamas, 0%; Barbados, 1% to 5.5%; British Virgin Islands, 0%; Colombia, 35%; Costa Rica, 30%; Jamaica, 33.33%; Panama, 25%; Puerto Rico, 37.5%; Spain, 25%; St. Kitts, 33%; St. Lucia, 30%; Trinidad, 30%; the United Kingdom, 25%; United States, 21%; and U.S. Virgin Islands, 23.10%.
(d)On June 10, 2021, the United Kingdom Finance Bill of 2021 enacted an increase in the main corporate tax rate to 25%, with effect from April 1, 2023. While deferred tax assets were re-valued as of enactment, there is a net nil tax impact of this on the total tax result due to a full valuation allowance on all deferred tax items in the U.K.
(e)On September 14, 2021, legislation was enacted in Colombia. Changes include an increase in the corporate income tax to 35% from January 1, 2022. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the third quarter of 2021 when the change in law was enacted.
(f)On December 27, 2021, the Netherlands enacted legislation increasing the top corporate income tax rate to 25.8%. with effect from January 1, 2022. While deferred tax assets were re-valued, there is a net nil tax impact of this on the total tax result due to a full valuation allowance on all deferred tax items in the Netherlands as of December 31, 2022.
(g)On July 13, 2023, St. Vincent and the Grenadines Inland Revenue Department enacted a decrease in the corporate income tax from 30% to 28% with effect from January 1, 2023.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(h)On December 22, 2023, Bermuda Parliament enacted legislation to establish a 15% corporate income tax regime that will become effective for tax years beginning on or after January 1, 2025. While deferred tax assets associated with opening tax losses carryforward for periods beginning January 1, 2020, were established as of enactment, there is a net nil tax impact of this on the total tax result due to a full valuation allowance in Bermuda.
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our net deferred tax liability are as follows:

	December 31,
	2023	2022
	in millions

Deferred tax assets	$57.0	$31.0
Deferred tax liabilities	(630.6)	(688.7)
Net deferred tax liability	$(573.6)	$(657.7)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2023	2022
	in millions
Deferred tax assets:
Net operating losses, tax credits and other carryforwards	$2,408.3	$2,276.4
Deferred revenue	12.5	13.7
Unrealized gains and losses	12.3	16.0
Accrued expenses	41.1	35.1
Other future deductible amounts	2.6	1.0
Deferred tax assets	2,476.8	2,342.2
Valuation allowance	(1,942.5)	(1,780.4)
Deferred tax assets, net of valuation allowance	534.3	561.8
Deferred tax liabilities:
Investments	(244.5)	(255.4)
Intangible assets	(641.7)	(663.5)
Property and equipment, net	(221.1)	(298.5)
Un-remitted foreign earnings	(0.6)	(2.1)
Deferred tax liabilities	(1,107.9)	(1,219.5)
Net deferred tax liability	$(573.6)	$(657.7)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2023	2022	2021
	in millions

Balance at January 1	$1,780.4	$1,940.3	$1,630.9
Net tax expense (benefit) related to operations	161.5	(188.8)	321.6
Translation adjustments	(1.1)	(6.2)	(9.1)
Business acquisitions and other	1.7	35.1	(3.1)
Balance at December 31	$1,942.5	$1,780.4	$1,940.3
Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards at December 31, 2023 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,704.3	$1,176.1	Indefinite
Amount attributable to net operating losses	1,337.5	334.4	Indefinite
Barbados	685.0	17.5	2024 - 2030
Jamaica	411.9	137.2	Indefinite
Bermuda	341.6	51.2	Indefinite
Puerto Rico	268.0	81.9	2024 - 2032
Curacao	155.8	37.0	2024 - 2033
U.S.	68.3	16.0	2033 - Indefinite
Panama	36.4	9.1	2024-2028
U.S. Virgin Islands	56.3	13.0	2033-Indefinite
Colombia	15.5	5.4	Indefinite
Other	26.2	7.3	Various
Total	$8,106.8	$1,886.1
As of December 31, 2023, a valuation allowance of $1,765 million has been recorded against the net operating loss carryforwards where we do not expect to realize a future benefit, or where certain losses may be limited in use due to change in control or same-business tests.
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
In 2023 and 2022, we have foreign tax credit carryforwards of $7 million and $13 million, respectively, which are available in the U.S. Substantially all credits not utilized will expire at the end of 2033.
In 2023 and 2022, we have alternative minimum tax credit carryforwards in the amounts of $49 million and $47 million, respectively, attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration.
In 2023, we have research and development credit carryforwards of $13 million available in Puerto Rico for which current law provides no period of expiration.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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
In general, tax returns filed by, or that include, entities comprising Liberty Latin America for years prior to 2009 are no longer subject to examination by tax authorities. We are currently undergoing income tax audits in Colombia, Trinidad and Tobago, Venezuela and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.
The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2023	2022	2021
	in millions

Balance at January 1	$37.6	$12.0	$32.0
Additions for tax positions of prior years	0.7	12.7	1.0
Additions based on tax positions related to the current year	6.0	14.5	—
Lapse of statute of limitations	(1.4)	(1.7)	(3.4)
Foreign currency translation	—	0.1	(2.4)
Decrease for settlement with tax authorities	—	—	(3.9)
Reductions for tax positions of prior years	(17.4)	—	—
Reclassification to liabilities associated with assets held for sale	—	—	(11.3)
Balance at December 31	$25.5	$37.6	$12.0
No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.
As of December 31, 2023, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.
During 2024, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2023. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2024. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2024.
During 2023, 2022 and 2021, our income tax expense includes interest expense of $12.4 million, $0.2 million and $1 million, respectively, representing the net accrual of interest and penalties incurred during the respective period. Our other long-term liabilities include accrued interest and penalties of $25 million and $13 million at December 31, 2023 and 2022, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(17)    Earnings or Loss per Share
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(73.6)	$(170.7)	$(440.6)

Denominator:
Weighted average shares - basic and diluted (a)	210.0	222.6	232.6

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.35)	$(0.77)	$(1.89)
(a)We reported losses attributable to Liberty Latin America shareholders during 2023, 2022 and 2021. As a result, the potentially dilutive effect of the following items was not included in the computation of diluted EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria:

	December 31,
	2023	2022	2021
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	37.7	35.4	24.7
Outstanding PSUs and PSARs	8.7	8.7	10.1
LTVP	3.4	—	—
ESPP	0.2	—	—
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	10.7	19.5	19.5
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, the Capped Calls provide an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(18)    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included in our consolidated balance sheets and statements of equity reflects the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive loss, net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive loss	Non-controlling interests	Total accumulated other comprehensive loss
	in millions

Balance at January 1, 2021	$(143.2)	$17.6	$(125.6)	$(9.6)	$(135.2)
Other comprehensive earnings	5.7	30.2	35.9	(0.9)	35.0
Balance at December 31, 2021	(137.5)	47.8	(89.7)	(10.5)	(100.2)
Other comprehensive loss	53.8	(113.3)	(59.5)	(0.5)	(60.0)
Balance at December 31, 2022	(83.7)	(65.5)	(149.2)	(11.0)	(160.2)
Other comprehensive loss	24.9	(73.7)	(48.8)	1.1	(47.7)
Balance at December 31, 2023	$(58.8)	$(139.2)	$(198.0)	$(9.9)	$(207.9)
The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive loss. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net, of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2023:
Foreign currency translation adjustments	$25.9	$—	$25.9
Pension-related adjustments and other	(73.6)	—	(73.6)
Other comprehensive loss	(47.7)	—	(47.7)
Other comprehensive loss attributable to noncontrolling interests (a)	(1.1)	—	(1.1)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.8)	$—	$(48.8)

Year ended December 31, 2022:
Foreign currency translation adjustments	$53.1	$—	$53.1
Pension-related adjustments and other	(114.0)	0.9	(113.1)
Other comprehensive loss	(60.9)	0.9	(60.0)
Other comprehensive loss attributable to noncontrolling interests (a)	0.5	—	0.5
Other comprehensive loss attributable to Liberty Latin America shareholders	$(60.4)	$0.9	$(59.5)

Year ended December 31, 2021:
Foreign currency translation adjustments	$4.8	$—	$4.8
Pension-related adjustments and other	34.4	(4.2)	30.2
Other comprehensive earnings	39.2	(4.2)	35.0
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	—	0.9
Other comprehensive earnings attributable to Liberty Latin America shareholders	$40.1	$(4.2)	$35.9

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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
As of December 31, 2023, unless otherwise specified below, our reportable segments are as follows:
•C&W Caribbean;
•C&W Panama;
•Liberty Networks;
•Liberty Puerto Rico;
•Liberty Costa Rica; and
•VTR (through September 30, 2022, see note 6).
Performance Measures of our Reportable Segments
We evaluate performance and make decisions about allocating resources to our reportable segments based on financial measures, such as revenue and Adjusted OIBDA. In addition, we review non-financial measures, such as subscriber growth. We account for intersegment sales as if they were to third parties, or at current market prices.
Adjusted OIBDA is the primary measure used by our CODM to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

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

	Revenue
	Year ended December 31,
	2023	2022	2021
	in millions

C&W Caribbean	$1,437.0	$1,436.8	$1,389.9
C&W Panama	742.6	642.7	568.1
Liberty Networks	453.3	450.8	431.9
Liberty Puerto Rico	1,417.7	1,463.6	1,446.2
Liberty Costa Rica	547.9	441.3	258.5
VTR	—	450.6	787.5
Corporate	23.5	22.2	21.6
Intersegment eliminations	(110.9)	(99.4)	(92.4)
Total	$4,511.1	$4,808.6	$4,811.3

	Adjusted OIBDA
	Year ended December 31,
	2023	2022	2021
	in millions

C&W Caribbean	$596.9	$535.2	$482.9
C&W Panama	227.7	188.8	200.1
Liberty Networks	261.5	276.3	264.3
Liberty Puerto Rico	485.5	530.8	577.4
Liberty Costa Rica	203.1	134.7	80.2
VTR	—	115.6	259.6
Corporate	(73.1)	(71.5)	(52.9)
Total	$1,701.6	$1,709.9	$1,811.6

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The following table provides a reconciliation of total Adjusted OIBDA to operating income and to loss before income taxes:

	Year ended December 31,
	2023	2022	2021
	in millions

Total Adjusted OIBDA	$1,701.6	$1,709.9	$1,811.6
Share-based compensation expense	(88.7)	(93.5)	(118.1)
Depreciation and amortization	(1,008.3)	(910.7)	(964.7)
Impairment, restructuring and other operating items, net	(86.9)	(619.2)	(665.0)
Operating income	517.7	86.5	63.8
Interest expense	(601.7)	(556.7)	(527.4)
Realized and unrealized gains (losses) on derivative instruments, net	(34.2)	359.4	564.1
Foreign currency transaction gains (losses), net	70.3	(194.3)	(319.6)
Gains (losses) on debt extinguishments, net	(3.9)	41.1	(57.2)
Gain on disposal of the Chile JV Entities	—	169.4	—
Other expense, net	(10.6)	(28.4)	(41.7)
Loss before income taxes	$(62.4)	$(123.0)	$(318.0)
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

	Year ended December 31,
	2023	2022	2021
	in millions

C&W Caribbean	$235.1	$230.7	$222.9
C&W Panama	117.0	98.4	88.9
Liberty Networks	47.6	40.2	45.3
Liberty Puerto Rico	219.0	233.5	219.2
Liberty Costa Rica	75.3	65.5	45.0
VTR	—	107.3	199.1
Corporate	36.9	40.7	35.5
Total property and equipment additions	730.9	816.3	855.9
Assets acquired under capital-related vendor financing arrangements	(143.8)	(161.1)	(100.5)
Changes in current liabilities related to capital expenditures and other	(2.1)	4.9	(19.1)
Total capital expenditures, net	$585.0	$660.1	$736.3

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Balance Sheet Data of our Reportable Segments
We do not present the balance sheet data of our reportable segments, as this information is not a primary measure used by our CODM to evaluate segment operating performance, determine the allocation of resources to segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.
Revenue by Major Category
Our revenue by major category for our reportable segments is set forth in the tables below. Intercompany eliminations in the tables below reflect revenue between our reportable segments, the majority of which relates to revenue at our Liberty Networks segment from our other reportable segments. Our major revenue categories include the following:
•residential fixed subscription and residential mobile services revenue, which includes amounts received from subscribers for ongoing fixed and airtime services, respectively;
•residential fixed non-subscription revenue, which primarily includes equipment, interconnect and advertising revenue;
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

	Year ended December 31, 2023
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$487.5	$116.5	$—	$478.7	$144.3	$—	$—	$1,227.0
Non-subscription revenue	29.0	5.5	—	25.5	14.3	—	(2.1)	72.2
Total residential fixed revenue	516.5	122.0	—	504.2	158.6	—	(2.1)	1,299.2
Residential mobile revenue:
Service revenue	330.3	260.6	—	398.7	242.1	—	—	1,231.7
Interconnect, inbound roaming, equipment sales and other (a)	78.8	52.0	—	250.0	80.2	22.3	—	483.3
Total residential mobile revenue	409.1	312.6	—	648.7	322.3	22.3	—	1,715.0
Total residential revenue	925.6	434.6	—	1,152.9	480.9	22.3	(2.1)	3,014.2
B2B revenue (b)	511.4	308.0	453.3	224.3	67.0	1.2	(108.8)	1,456.4
Other revenue	—	—	—	40.5	—	—	—	40.5
Total	$1,437.0	$742.6	$453.3	$1,417.7	$547.9	$23.5	$(110.9)	$4,511.1
(a)The total amount includes $259 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $26 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Year ended December 31, 2022
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$484.3	$102.8	$—	$457.3	$131.5	$392.3	$—	$—	$1,568.2
Non-subscription revenue	32.6	7.3	—	22.1	5.1	8.9	—	—	76.0
Total residential fixed revenue	516.9	110.1	—	479.4	136.6	401.2	—	—	1,644.2
Residential mobile revenue:
Service revenue	314.5	218.6	—	441.5	195.1	25.8	—	—	1,195.5
Interconnect, inbound roaming, equipment sales and other (a)	67.9	49.5	—	268.4	64.8	2.9	22.2	—	475.7
Total residential mobile revenue	382.4	268.1	—	709.9	259.9	28.7	22.2	—	1,671.2
Total residential revenue	899.3	378.2	—	1,189.3	396.5	429.9	22.2	—	3,315.4
B2B revenue (b)	537.5	264.5	450.8	220.6	44.8	20.7	—	(99.4)	1,439.5
Other revenue	—	—	—	53.7	—	—	—	—	53.7
Total	$1,436.8	$642.7	$450.8	$1,463.6	$441.3	$450.6	$22.2	$(99.4)	$4,808.6
(a)The total amount includes $257 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $26 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Year ended December 31, 2021
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$473.4	$87.9	$—	$438.2	$134.2	$685.1	$—	$—	$1,818.8
Non-subscription revenue	34.6	9.5	—	19.3	6.1	14.9	—	—	84.4
Total residential fixed revenue	508.0	97.4	—	457.5	140.3	700.0	—	—	1,903.2
Residential mobile revenue:
Service revenue	300.2	176.4	—	477.3	72.7	48.0	—	—	1,074.6
Interconnect, inbound roaming, equipment sales and other (a)	63.9	44.5	—	253.5	27.1	7.3	21.6	—	417.9
Total residential mobile revenue	364.1	220.9	—	730.8	99.8	55.3	21.6	—	1,492.5
Total residential revenue	872.1	318.3	—	1,188.3	240.1	755.3	21.6	—	3,395.7
B2B revenue (b)	517.8	249.8	431.9	220.4	18.4	32.2	—	(92.4)	1,378.1
Other revenue	—	—	—	37.5	—	—	—	—	37.5
Total	$1,389.9	$568.1	$431.9	$1,446.2	$258.5	$787.5	$21.6	$(92.4)	$4,811.3
(a)The total amount includes $219 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(b)The total amount includes $33 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Year ended December 31,
	2023	2022	2021
	in millions

Puerto Rico	$1,354.5	$1,413.0	$1,392.0
Panama	739.7	639.7	565.9
Costa Rica	547.1	440.8	258.2
Jamaica	405.7	428.8	402.0
Networks & Latam (a)	364.6	369.4	355.8
The Bahamas	193.4	194.7	189.9
Trinidad and Tobago	156.5	159.3	158.2
Barbados	157.6	148.0	141.6
Curacao	135.6	134.0	137.9
Chile	—	450.6	787.5
Other (b)	456.4	430.3	422.3
Total	$4,511.1	$4,808.6	$4,811.3
(a)The amounts represent enterprise revenue and wholesale revenue from various jurisdictions across Latin America and the Caribbean related to the sale and lease of telecommunications capacity on Liberty Networks’ subsea and terrestrial fiber optic cable networks.
(b)The amounts primarily relate to a number of countries in which we have less significant operations, all of which are located in the Caribbean, and to a lesser extent, in Latin America.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

The long-lived assets of our geographic markets are set forth below:

	December 31,
	2023	2022
	in millions

Puerto Rico	$1,114.3	$1,166.7
Networks & LatAm	619.4	634.3
Panama	454.8	481.3
Jamaica	368.6	372.4
The Bahamas	289.4	312.0
Costa Rica	290.7	250.7
Trinidad and Tobago	217.5	221.0
Barbados	150.1	164.6
Curacao	127.8	141.8
Other (a)	573.1	548.8
Total	$4,205.7	$4,293.6
(a)The amounts primarily include long-lived assets in a number of countries in which we have less significant operations, all of which are located in the Caribbean, and to a lesser extent, in Latin America.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

(21)     Parent Company Financial Information

	December 31,
	2023	2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$27.9	$23.5
Other receivables – related-party	199.4	169.5
Prepaid expenses	1.0	1.3
Other current assets	0.2	0.2
Total current assets	228.5	194.5

Investments in consolidated subsidiaries	1,850.9	2,193.4
Total assets	$2,079.4	$2,387.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party liabilities	$99.7	$87.6
Current portion of debt and finance lease obligations	214.7	—
Accrued liabilities and other	1.5	6.7
Total current liabilities	315.9	94.3

Long-term debt and finance lease obligations	—	374.8
Total liabilities	315.9	469.1

Shareholders’ equity:
Class A, $0.01 par value; 500.0 million shares authorized; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023; 51.8 million and 42.7 million shares issued and outstanding, respectively, at December 31, 2022	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.2 million shares issued and outstanding at December 31, 2023 and 2.1 million shares issued and outstanding at December 31, 2022	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023; 187.4 million and 171.3 million shares issued and outstanding, respectively, at December 31, 2022	1.9	1.9
Treasury shares, at cost; 39.6 million and 25.3 million shares, respectively	(361.2)	(243.4)
Additional paid-in capital	5,262.0	5,177.1
Accumulated deficit	(2,941.7)	(2,868.1)
Accumulated other comprehensive loss, net of taxes	(198.0)	(149.2)
Total shareholders’ equity	1,763.5	1,918.8
Total liabilities and shareholders’ equity	$2,079.4	$2,387.9

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Year ended December 31,
	2023	2022	2021
	in millions
Operating costs and expenses:
Other operating costs and expenses	$19.0	$12.4	$11.2
Related-party charges and other operating items, net	19.4	29.3	37.3
Operating loss	(38.4)	(41.7)	(48.5)
Non-operating income (expense):
Interest expense	(20.2)	(24.8)	(23.8)
Gains on debt extinguishments, net .	0.9	—	—
Other income (expense), net	0.6	(9.6)	0.7
	(18.7)	(34.4)	(23.1)
Loss before equity in losses of consolidated subsidiaries	(57.1)	(76.1)	(71.6)
Equity in losses of consolidated subsidiaries, net	(16.5)	(94.6)	(369.0)
Net loss	$(73.6)	$(170.7)	$(440.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2023, 2022 and 2021

	Year ended December 31,
	2023	2022	2021
	in millions
Cash flows from operating activities:
Net loss	$(73.6)	$(170.7)	$(440.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of consolidated subsidiaries, net	16.5	94.6	369.0
Share-based compensation expense	10.7	3.9	2.3
Gains on debt extinguishments, net	(0.9)	—	—
Amortization of debt financing costs	13.9	16.8	15.7
Changes in operating assets and liabilities	53.1	92.3	124.6
Net cash provided by operating activities	19.7	36.9	71.0

Cash flows from investing activities:
Distribution and repayments from (investments in) consolidated subsidiaries, net	277.3	53.5	(128.7)
Net cash provided (used) by investing activities	277.3	53.5	(128.7)

Cash flows from financing activities:
Borrowings of related-party debt	—	30.0	—
Repurchase of Liberty Latin America common shares	(118.3)	(170.4)	(63.0)
Payments of principal amounts of debt and finance lease obligations	(173.0)	—	—
Other financing activities, net	(1.3)	0.9	—
Net cash used by financing activities	(292.6)	(139.5)	(63.0)

Net increase (decrease) in cash, cash equivalents and restricted cash	4.4	(49.1)	(120.7)

Cash, cash equivalents and restricted cash:
Beginning of year	23.5	72.6	193.3
End of year	$27.9	$23.5	$72.6

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2024 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2024.

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
We intend to file our definitive proxy statement for our 2024 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2024.
III-1

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)    FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-37 of this Annual Report on Form 10-K.
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

4.6
Indenture, dated October 25, 2019, between LCPR Senior Secured Financing Designated Activity Company, as issuer, LCPR Loan Financing LLC, as guarantor, BNY Mellon Corporate Trustee Services Limited, as trustee and The Bank of Nova Scotia, as security trustee (incorporated by reference to Exhibit 4.7 to Liberty Latin America’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 19, 2020 (File No. 001-38335) (the 2019 10-K)). #

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

10.1
Form of Amended and Restated Credit Agreement, dated as of January 24, 2020 (as amended by the 2021 Extension Amendment dated as of September 23, 2021, the Term B-6 Joinder dated as of September 23, 2021, and the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 (File No. 001-38335)).#

10.2
Form of Amended and Restated Credit Agreement, dated as of March 22, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, Liberty Communications of Puerto Rico LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 (File No. 001-38335)). #

10.3

Form of Amended and Restated Credit Agreement, dated as of March 25, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, LCPR Loan Financing LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 (File No. 001-38335)). #

10.4	Tax Sharing Agreement, dated as of December 29, 2017, between Liberty Global and Liberty Latin America (incorporated by reference to Exhibit 10.1 to the January 2018 8-K).
10.5	Sublease Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.3 to the January 2018 8-K).
10.6	Facilities Sharing Agreement, dated as of December 29, 2017, between Liberty Global, Inc. and LiLAC Communications Inc. (incorporated by reference to Exhibit 10.4 to the January 2018 8-K).
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

Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 (File No. 001-38335)).+

10.20
Employment Agreement, effective as of April 18, 2022, between Liberty Latin America Ltd. and Aamir Hussain (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.21
Form of Share Appreciation Rights Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.22
Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.23
Additional Facility Joinder Agreement dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-38335) (the January 2020 8-K)).

10.24
Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 (File No. 001-38335)). +

10.25
Additional Facility Joinder Agreement dated March 25, 2021 and entered into between, among others, LCPR Loan Financing LLC, LCPR Senior Secured Financing Designated Activity Company, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the May 2021 10-Q).

10.26
Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 4, 2021 (File No. 001-38335) (the August 2021 10-Q)).+

10.27
Form of Performance Share Appreciation Rights Agreement (Phoenix) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the August 2021 10-Q).+

10.28
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

10.29
Extension Amendment, dated as of September 23, 2021, and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.31 to the 2021 10-K).#

10.30
Employment Agreement, effective as of July 16, 2021, between Liberty Latin America Ltd. and Rocio Lorenzo (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022 (File No. 001-38335)).+

10.31
Amended and Restated Employment Agreement, made and effective as of July 28, 2022, by and among Liberty Latin America Ltd., LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 8, 2022 (File No. 001-38335) (the November 2022 10-Q)).+#

10.32
2022 Unrestricted Share Award and Performance Share Unit Agreement, made as of July 28, 2022, by and between Liberty Latin America Ltd. and Balan Nair under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to the November 2022 10-Q).+

10.33
First Amendment to The Liberty Latin America Ltd. Director Deferred Compensation Plan. (incorporated by reference to Exhibit 10.35 to Liberty Latin America Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 (File No. 001-38335)).+

21	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*

31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
97	Liberty Latin America Policy for the Recovery of Erroneously Awarded Compensation.+*
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
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

LIBERTY LATIN AMERICA LTD.

Dated:	February 22, 2024	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 22, 2024
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 22, 2024
Balan Nair	(Principal Executive Officer)

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 22, 2024
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 22, 2024
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 22, 2024
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 22, 2024
Paul A. Gould

/s/ ROBERTA S. JACOBSON	Director	February 22, 2024
Roberta S. Jacobson

/s/ BRENDAN PADDICK	Director	February 22, 2024
Brendan Paddick

/s/ DANIEL SANCHEZ	Director	February 22, 2024
Daniel Sanchez

/s/ ERIC L. ZINTERHOFER	Director	February 22, 2024
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 22, 2024
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 22, 2024
Brian Zook	(Principal Accounting Officer)