Form 10-Q
period 2024-03-31
Liberty Latin America Ltd.
filed 2024-05-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2024 was: 38.7 million Class A; 2.4 million Class B; and 156.2 million Class C.

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

2023 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2023
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
Adjusted OIBDA	Operating income or loss before share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
CODM	Chief operating decision maker
Convertible Notes	$140 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
COP	Colombian peso
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
Directors	Members of Liberty Latin America’s board of directors
DISH Network	DISH Network Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC
LCPR Loan Financing
LCPR Loan Financing LLC, a consolidated special purpose financing entity that was created for the primary purpose of facilitating the issuance of certain term loan debt. LCPR is required to consolidate LCPR Loan Financing as a result of certain variable interests in LCPR Loan Financing, for which LCPR is considered the primary beneficiary.

GLOSSARY OF DEFINED TERMS – (Continued)

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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a new component of the Employee Incentive Plan implemented during the second quarter of 2023 whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Puerto Rico and USVI Spectrum Acquisition	Pending acquisition of Dish Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission

GLOSSARY OF DEFINED TERMS – (Continued)

Share Repurchase Program	The share repurchase program that was authorized by our Directors on February 22, 2022 that authorizes us to repurchase from time to time up to $200 million of our Class A and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025. Additionally, on May 7, 2024, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Telefónica	Telefónica, S.A., a telecommunications company
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 5 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 7%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$668.5	$988.6
Trade receivables, net	707.8	686.1
Prepaid expenses	92.1	68.8
Current derivative assets	95.3	92.0
Current notes receivable, net	89.9	107.0
Current contract assets	105.6	110.2
Other current assets, net	342.2	359.5
Total current assets	2,101.4	2,412.2

Goodwill	3,502.7	3,483.4
Property and equipment, net	4,149.7	4,205.7
Intangible assets not subject to amortization	1,592.8	1,592.8
Intangible assets subject to amortization, net	506.1	541.6
Other assets, net	1,420.0	1,358.9
Total assets	$13,272.7	$13,594.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$365.8	$424.4
Current portion of deferred revenue	131.2	167.1
Current portion of debt and finance lease obligations	465.2	581.9
Accrued interest	113.1	157.3
Accrued payroll and employee benefits	75.3	79.1
Current derivative liabilities	58.1	25.0
Current portion of operating lease liabilities	87.9	84.3
Other accrued and current liabilities	583.1	613.5
Total current liabilities	1,879.7	2,132.6
Long-term debt and finance lease obligations	7,590.8	7,598.0
Deferred tax liabilities	630.3	630.6
Deferred revenue	96.7	91.6
Other long-term liabilities	796.2	832.1
Total liabilities	10,993.7	11,284.9

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 53.5 million and 39.3 million shares issued and outstanding, respectively, at March 31, 2024; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023	0.5	0.5
Class B,$0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at March 31, 2024; 2.2 million shares issued and outstanding at December 31, 2023	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 191.7 million and 157.1 million shares issued and outstanding, respectively, at March 31, 2024; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 48.9 million and 39.6 million shares, respectively	(421.7)	(361.2)
Additional paid-in capital	5,282.4	5,262.0
Accumulated deficit	(2,942.2)	(2,941.7)
Accumulated other comprehensive loss, net of taxes	(187.5)	(198.0)
Total Liberty Latin America shareholders	1,733.4	1,763.5
Noncontrolling interests	545.6	546.2
Total equity	2,279.0	2,309.7
Total liabilities and equity	$13,272.7	$13,594.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions, except per share amounts

Revenue	$1,099.4	$1,101.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	240.2	246.5
Other operating costs and expenses	512.0	484.1
Depreciation and amortization	247.8	234.6
Impairment, restructuring and other operating items, net	6.6	29.7
	1,006.6	994.9
Operating income	92.8	106.6
Non-operating income (expense):
Interest expense	(155.9)	(146.6)
Realized and unrealized gains (losses) on derivative instruments, net	46.4	(59.1)
Foreign currency transaction gains, net	23.3	49.2
Losses on debt extinguishments, net	(0.3)	(4.6)
Other expense, net	(1.7)	(1.7)
	(88.2)	(162.8)
Earnings (loss) before income taxes	4.6	(56.2)
Income tax expense	(5.1)	(11.9)
Net loss	(0.5)	(68.1)
Net loss attributable to noncontrolling interests	—	2.5
Net loss attributable to Liberty Latin America shareholders	$(0.5)	$(65.6)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$—	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions

Net loss	$(0.5)	$(68.1)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	11.2	20.4
Reclassification adjustments included in net loss	0.9	—
Other, net	(2.2)	2.2
Other comprehensive earnings	9.9	22.6
Comprehensive earnings (loss)	9.4	(45.5)
Comprehensive loss attributable to noncontrolling interests	0.6	3.1
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$10.0	$(42.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	(65.6)	—	(65.6)	(2.5)	(68.1)
Other comprehensive earnings	—	—	—	—	—	—	23.2	23.2	(0.6)	22.6
Repurchase of Liberty Latin America common shares	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Share-based compensation	—	—	—	—	30.2	—	—	30.2	—	30.2
Balance at March 31, 2023	$0.5	$—	$1.9	$(268.0)	$5,207.3	$(2,933.7)	$(126.0)	$1,882.0	$625.7	$2,507.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
Net loss	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Other comprehensive earnings	—	—	—	—	—	—	10.5	10.5	(0.6)	9.9
Repurchase of Liberty Latin America common shares	—	—	—	(60.5)	—	—	—	(60.5)	—	(60.5)
Share-based compensation	—	—	—	—	20.4	—	—	20.4	—	20.4
Balance at March 31, 2024	$0.5	$—	$1.9	$(421.7)	$5,282.4	$(2,942.2)	$(187.5)	$1,733.4	$545.6	$2,279.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions
Cash flows from operating activities:
Net loss	$(0.5)	$(68.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	27.0	29.2
Depreciation and amortization	247.8	234.6
Impairments and other non-cash charges, net	3.3	16.0
Amortization of debt financing costs, premiums and discounts, net	6.2	8.5
Realized and unrealized losses (gains) on derivative instruments, net	(46.4)	59.1
Foreign currency transaction gains, net	(23.3)	(49.2)
Losses on debt extinguishments, net	0.3	4.6
Deferred income tax expense benefit	(28.2)	(18.4)
Changes in operating assets and liabilities	(162.9)	(153.9)
Net cash provided by operating activities	23.3	62.4

Cash flows from investing activities:
Capital expenditures, net	(109.7)	(114.1)
Other investing activities, net	(7.2)	(18.0)
Net cash used by investing activities	$(116.9)	$(132.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions
Cash flows from financing activities:
Borrowings of debt	$46.1	$491.4
Payments of principal amounts of debt and finance lease obligations	(211.4)	(495.7)
Repurchase of Liberty Latin America common shares	(56.0)	(21.9)
Net cash received related to derivative instruments	—	9.8
Payment of financing costs and debt redemption premiums	(0.1)	(14.8)
Other financing activities, net	(4.3)	(4.2)
Net cash used by financing activities	(225.7)	(35.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(4.2)

Net decrease in cash, cash equivalents and restricted cash	(320.1)	(109.3)

Cash, cash equivalents and restricted cash:
Beginning of period	999.8	788.9
End of period	$679.7	$679.6

Cash paid for interest	$192.0	$149.6
Net cash paid for taxes	$54.4	$19.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes (i) C&W; (ii) Liberty Communications PR; and (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Servicios and Liberty Telecomunicaciones. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
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
Unless otherwise indicated, ownership percentages are calculated as of March 31, 2024.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2023 Form 10-K.
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
(2)    Accounting Changes and Recent Accounting Pronouncements
Recent Accounting Pronouncements
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires, among other things, a rollforward of the obligations during the period. The rollforward disclosure requirement is effective for the first annual report filed for fiscal years beginning after December 15, 2023. Additional disclosures surrounding

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
our supplier finance programs are included in note 9.
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
(3)    Fair Value Measurements
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
Recurring Fair Value Measurements
Derivatives
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 6. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our interest rate derivative contracts are further explained in note 6.
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three months ended March 31, 2024, we did not perform any such non-recurring valuations.
(4)    Acquisition
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
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Balance at beginning of period	$91.6	$101.1
Provision for expected losses, net	23.8	18.2
Write-offs, net of recoveries	(20.2)	(19.7)
Foreign currency translation adjustments	0.7	—
Balance at end of period	$95.9	$99.6
(6)    Derivative Instruments
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2024			December 31, 2023
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$95.3	$189.7	$285.0	$91.9	$157.4	$249.3
Other	—	—	—	0.1	—	0.1
Total	$95.3	$189.7	$285.0	$92.0	$157.4	$249.4

Liabilities (b):
Interest rate derivative contracts	$37.3	$1.0	$38.3	$8.2	$30.6	$38.8
Foreign currency forward contracts	20.8	3.7	24.5	16.8	4.0	20.8
Total	$58.1	$4.7	$62.8	$25.0	$34.6	$59.6
(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our nonperformance and the nonperformance of our counterparties in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (see note 9) and are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 3.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2024	2023
	in millions

Interest rate derivative contracts	$61.2	$(35.5)
Foreign currency forward contracts and other	(7.2)	(15.8)
Weather Derivatives	(7.6)	(7.8)
Total	$46.4	$(59.1)
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Three months ended March 31,
	2024	2023
	in millions

Operating activities	$18.5	$14.9
Financing activities	—	9.8
Total	$18.5	$24.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2024, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $247 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	4.3

Liberty Puerto Rico	$500.0	4.5
(a)Includes embedded floors of 0% on certain contracts.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	0.8

Liberty Puerto Rico	$620.0	0.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At March 31, 2024, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 4.5 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At March 31, 2024, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 4.5 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2024, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $179 million and CRC 102 billion, respectively, with a weighted average remaining contractual life of 0.6 years.
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2024	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Foreign currency translation adjustments and other	1.2	—	0.1	—	18.0	19.3
March 31, 2024	$1,219.3	$617.1	$656.0	$501.1	$509.2	$3,502.7
Based on the results of our prior year goodwill impairment test, if, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $2,784 million at each of March 31, 2024 and December 31, 2023.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2024	December 31, 2023
	in millions

Distribution systems	$4,903.1	$4,797.4
Support equipment, buildings, land and CIP	1,914.4	1,923.9
CPE	949.2	938.3
	7,766.7	7,659.6
Accumulated depreciation	(3,617.0)	(3,453.9)
Total	$4,149.7	$4,205.7
During the three months ended March 31, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $34 million and $36 million, respectively.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2024	December 31, 2023
	in millions

Customer relationships	$1,335.3	$1,327.8
Licenses and other	290.3	286.7
	1,625.6	1,614.5
Accumulated amortization	(1,119.5)	(1,072.9)
Total	$506.1	$541.6
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	March 31, 2024	December 31, 2023
	in millions

Spectrum licenses	$1,051.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,592.8	$1,592.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
(8)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2024	2023
	in millions
Operating lease expense:
Operating lease cost	$29.8	$33.1
Short-term lease cost	6.6	6.9
Total operating lease expense	$36.4	$40.0
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.
Certain other details of our operating leases are set forth in the tables below:

	March 31, 2024	December 31, 2023
	in millions

Operating lease right-of-use assets (a)	$476.4	$475.2
Operating lease liabilities:
Current	$87.9	$84.3
Noncurrent	477.4	483.4
Total operating lease liabilities	$565.3	$567.7

Weighted-average remaining lease term	7.3 years	7.4 years

Weighted-average discount rate	7.9%	7.8%

	Three months ended March 31,
	2024	2023
	in millions

Operating cash outflows related to operating leases	$33.6	$37.1
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$20.5	$7.4
(a)During the three months ended March 31, 2023, we recorded impairment charges totaling $19 million associated with certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. These charges are included in impairment, restructuring and other, net, in our condensed consolidated statement of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2024 and 2023, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2024 exchange rates.

Years ending December 31:
2024 (remainder of year)	$95.0
2025	119.1
2026	107.6
2027	91.9
2028	82.4
2029	71.9
Thereafter	195.8
Total operating lease liabilities on an undiscounted basis	763.7
Present value discount	(198.4)
Present value of operating lease liabilities	$565.3
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2024			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

		in millions

Convertible Notes (d)	2.00%	—	$—	$137.1	$213.8	$139.6	$220.3
C&W Notes	6.55%	—	—	1,631.5	1,609.8	1,715.0	1,715.0
C&W Credit Facilities	7.26%	(e)	652.0	2,618.1	2,663.4	2,661.4	2,694.2
LPR Senior Secured Notes	6.08%	—	—	1,772.9	1,851.5	1,981.0	1,981.0
LPR Credit Facilities	9.19%	$172.5	172.5	611.5	621.6	620.0	620.0
LCR Credit Facilities	10.84%	$46.0	46.0	478.0	463.5	464.0	450.0
Vendor financing, Tower Transactions and other (f) (g)	7.89%	—	—	530.1	561.7	530.1	561.7
Total debt before premiums, discounts and deferred financing costs	7.12%		$870.5	$7,779.2	$7,985.3	$8,111.1	$8,242.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2024	December 31, 2023
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,111.1	$8,242.2
Premiums, discounts and deferred financing costs, net	(60.4)	(67.8)
Total carrying amount of debt	8,050.7	8,174.4
Finance lease obligations	5.3	5.5
Total debt and finance lease obligations	8,056.0	8,179.9
Less: Current maturities of debt and finance lease obligations	(465.2)	(581.9)
Long-term debt and finance lease obligations	$7,590.8	$7,598.0
(a)Represents the weighted average interest rate in effect at March 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2024, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2024 compliance reporting requirements. At March 31, 2024, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
(c)The estimated fair values of our debt instruments are determined using the applicable bid prices (mostly Level 1 of the fair value hierarchy) or from quoted prices for similar instruments in active markets adjusted for the estimated credit spreads of the applicable entity, to the extent available, and other relevant factors (Level 2 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 3.
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument's conversion option. At March 31, 2024, the carrying value of the Convertible Notes was $138 million and the unamortized debt discount on the Convertible Notes was $2 million.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)During 2023, we entered into the Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
(g)Includes $288 million and $299 million at March 31, 2024 and December 31, 2023, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $32 million and $41 million for the three months ended March 31, 2024 and 2023, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During the three months ended March 31, 2024 and 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed
						in millions

2024	Liberty Costa Rica	LCR Revolving Credit Facility (a)	100%	January 15, 2028	Term SOFR + 4.25%	$14.0

2023	Liberty Costa Rica	2031 LCR Term Loan A	100%	January 15, 2031	10.875%	$50.0
2023	Liberty Costa Rica	2031 LCR Term Loan B	100%	January 15, 2031	10.875%	$400.0
2023	Liberty Costa Rica	LCR Revolving Credit Facility (a)	N/A	January 15, 2028	Term SOFR + 4.25%	$—
N/A – Not applicable.
(a)The LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
During the three months ended March 31, 2024 and 2023, we made certain repurchases or repayments on the following debt instruments:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)
				USD in millions, CRC in billions

2024	Liberty Latin America	Convertible Notes	(b)		$79.6	$79.6
2024	C&W	C&W Revolving Credit Facility	100%		$30.0	$30.0

2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6

2023	Liberty Latin America	Convertible Notes (c)	93.5%		$23.4	$23.4
(a)Translated at the transaction date, as applicable.
(b)In February 2024, we repurchased and cancelled $81 million original principal amount of the Convertible Notes at a weighted average redemption price of 98.7%. In addition, we unwound the remaining $102 million of the Capped Calls for immaterial value on settlement.
(c)In March 2023, we repurchased and cancelled $25 million original principal amount of the Convertible Notes. In connection with the partial repurchase of the Convertible Notes, we unwound $25 million of the related Capped Calls for immaterial value on settlement.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Maturities of Debt
Maturities of our debt as of March 31, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2024 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2024 (remainder of year)	$239.4	$26.1	$14.0	$140.3	$419.8
2025	59.7	15.9	—	—	75.6
2026	27.9	0.3	—	—	28.2
2027	1,720.3	1,161.4	—	—	2,881.7
2028	2,003.2	620.5	—	—	2,623.7
2029	596.9	820.7	—	—	1,417.6
Thereafter	176.7	37.8	450.0	—	664.5
Total debt maturities	4,824.1	2,682.7	464.0	140.3	8,111.1
Premiums, discounts and deferred financing costs, net	(24.3)	(20.4)	(13.9)	(1.8)	(60.4)
Total debt	$4,799.8	$2,662.3	$450.1	$138.5	$8,050.7
Current portion	$270.6	$41.7	$14.0	$138.5	$464.8
Noncurrent portion	$4,529.2	$2,620.6	$436.1	$—	$7,585.9
(a)Represents the amount held by Liberty Latin America on a standalone basis plus the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Events
Subsequent to March 31, 2024, we borrowed $30 million and $25 million on the C&W Revolving Credit Facility and the LPR Revolving Credit Facility, respectively. In addition, C&W entered into a $22 million amortizing loan that is due in three annual installments beginning in May 2025.
(10)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2024, we have approximately $270 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of four years.
(11)    Equity
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased 2 million and 7 million Class A and Class C common shares, respectively. During the three months ended March 31, 2023, we repurchased 1 million and 2 million Class A and Class C common shares, respectively. At March 31, 2024, the remaining amount authorized for share repurchases under the Share Repurchase Program was $79 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
On May 7, 2024, our Directors approved the repurchase of an additional $200 million of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
(12)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, B2B project-related costs and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Programming and copyright	$60.1	$60.7
Interconnect	71.9	74.7
Equipment	79.1	89.0
Project-related and other	29.1	22.1
Total programming and other direct costs of services	$240.2	$246.5
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Our other operating costs and expenses by major category are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Personnel and contract labor	$156.7	$147.1
Network-related	63.4	66.8
Service-related	72.7	51.6
Commercial	47.0	44.5
Facility, provision, franchise and other	145.2	144.9
Share-based compensation expense	27.0	29.2
Total other operating costs and expenses	$512.0	$484.1

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
Income tax expense was $5 million and $12 million during the three months ended March 31, 2024 and 2023, respectively. This represents an effective income tax rate of (110.9)% and 21.2% for the three months ended March 31, 2024 and 2023, respectively, including items treated discretely.
For the three months ended March 31, 2024, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, inclusion of withholding taxes on cross-border payments, global minimum tax, net return to provision adjustments and changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
(15)     Earnings or Loss Per Share
Basic EPS is computed by dividing net earnings or loss attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares outstanding during the periods presented. Diluted EPS presents the dilutive effect, if any, on a per share basis of dilutive securities as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended March 31,
	2024	2023
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(0.5)	$(65.6)

Denominator:
Weighted average shares - basic and diluted (a)	203.6	215.7

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$—	$(0.30)
(a)We reported net losses attributable to Liberty Latin America shareholders during the three months ended March 31, 2024 and 2023. As a result, the potentially dilutive effect at March 31, 2024 and 2023 of the following items was not included in the computation of diluted EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, for the 2023 period, PSARs, because such awards had not yet met the applicable performance criteria:

	March 31,
	2024	2023
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	41.6	38.4
Outstanding PSUs and PSARs	8.6	8.8
LTVP and ESPP	2.3	—
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	6.8	18.3
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, during the 2023 period, the Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During the first quarter of 2024, we unwound the remaining balance of the Capped Calls. For further information, see note 9.
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
March 31, 2024
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
As of March 31, 2024, unless otherwise specified below, our reportable segments are as follows:
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
March 31, 2024
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

	Revenue
	Three months ended March 31,
	2024	2023
	in millions

C&W Caribbean	$364.2	$353.8
C&W Panama	169.2	165.3
Liberty Networks	108.5	108.7
Liberty Puerto Rico	327.2	363.5
Liberty Costa Rica	152.3	129.2
Corporate	5.1	6.4
Intersegment eliminations	(27.1)	(25.4)
Total	$1,099.4	$1,101.5

	Adjusted OIBDA
	Three months ended March 31,
	2024	2023
	in millions

C&W Caribbean	$150.6	$140.2
C&W Panama	56.8	43.5
Liberty Networks	59.2	63.6
Liberty Puerto Rico	69.1	128.0
Liberty Costa Rica	58.3	45.2
Corporate	(19.8)	(20.4)
Total	$374.2	$400.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended March 31,
	2024	2023
	in millions

Total Adjusted OIBDA	$374.2	$400.1
Share-based compensation expense	(27.0)	(29.2)
Depreciation and amortization	(247.8)	(234.6)
Impairment, restructuring and other operating items, net	(6.6)	(29.7)
Operating income	92.8	106.6
Interest expense	(155.9)	(146.6)
Realized and unrealized gains (losses) on derivative instruments, net	46.4	(59.1)
Foreign currency transaction gains, net	23.3	49.2
Losses on debt extinguishments, net	(0.3)	(4.6)
Other expense, net	(1.7)	(1.7)
Earnings (loss) before income taxes	$4.6	$(56.2)
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

	Three months ended March 31,
	2024	2023
	in millions

C&W Caribbean	$44.3	$46.0
C&W Panama	16.6	19.6
Liberty Networks	11.8	10.8
Liberty Puerto Rico	41.0	47.7
Liberty Costa Rica	11.1	12.7
Corporate	10.1	7.9
Total property and equipment additions	134.9	144.7
Assets acquired under capital-related vendor financing arrangements	(34.0)	(35.9)
Changes in current liabilities related to capital expenditures and other	8.8	5.3
Total capital expenditures, net	$109.7	$114.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
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

	Three months ended March 31, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.9	$30.4	$—	$119.8	$35.4	$—	$—	$307.5
Non-subscription revenue	7.6	1.2	—	5.3	9.7	—	(0.7)	23.1
Total residential fixed revenue	129.5	31.6	—	125.1	45.1	—	(0.7)	330.6
Residential mobile revenue:
Service revenue	85.6	61.8	—	93.5	67.8	—	—	308.7
Interconnect, inbound roaming, equipment sales and other (b)	20.4	12.7	—	44.5	23.0	4.9	—	105.5
Total residential mobile revenue	106.0	74.5	—	138.0	90.8	4.9	—	414.2
Total residential revenue	235.5	106.1	—	263.1	135.9	4.9	(0.7)	744.8
B2B revenue (c)	128.7	63.1	108.5	56.0	16.4	0.2	(26.4)	346.5
Other revenue	—	—	—	8.1	—	—	—	8.1
Total	$364.2	$169.2	$108.5	$327.2	$152.3	$5.1	$(27.1)	$1,099.4
(a)Included in this amount is $22 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $49 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)

	Three months ended March 31, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.9	$28.3	$—	$117.0	$36.1	$—	$—	$301.3
Non-subscription revenue	7.0	1.4	—	5.7	2.5	—	—	16.6
Total residential fixed revenue	126.9	29.7	—	122.7	38.6	—	—	317.9
Residential mobile revenue:
Service revenue	80.1	65.0	—	102.0	57.8	—	—	304.9
Interconnect, inbound roaming, equipment sales and other (b)	20.7	13.3	—	70.8	18.0	6.4	—	129.2
Total residential mobile revenue	100.8	78.3	—	172.8	75.8	6.4	—	434.1
Total residential revenue	227.7	108.0	—	295.5	114.4	6.4	—	752.0
B2B revenue (c)	126.1	57.3	108.7	55.7	14.8	—	(25.4)	337.2
Other revenue	—	—	—	12.3	—	—	—	12.3
Total	$353.8	$165.3	$108.7	$363.5	$129.2	$6.4	$(25.4)	$1,101.5
(a)Included in this amount is $21 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $71 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $8 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2024
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended March 31,
	2024	2023
	in millions

Puerto Rico	$313.1	$347.8
Panama	168.4	164.3
Costa Rica	152.1	129.2
Jamaica	101.3	98.8
Networks & LatAm (a)	86.2	87.6
The Bahamas	51.3	47.1
Trinidad and Tobago	39.5	38.7
Barbados	40.8	38.6
Curacao	33.8	34.5
Other (b)	112.9	114.9
Total	$1,099.4	$1,101.5
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
The following discussion and analysis, which should be read in conjunction with our 2023 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2024 and 2023.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of March 31, 2024.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; interest rate risks; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2023 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire, such as with respect to the AT&T Acquired Entities;

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
At March 31, 2024, we (i) owned and operated fixed networks that passed 4,647,100 homes and served 3,978,100 RGUs, comprising 1,823,200 broadband internet subscribers, 1,219,200 fixed-line telephony subscribers and 935,700 video subscribers and (ii) served 7,907,400 mobile subscribers.

Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2024 and 2023 is affected by FX. As we use the term, “organic” changes exclude FX.
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

Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income or loss during the three months ended March 31, 2024, as compared to the corresponding period in 2023.

	Three months ended March 31,			Increase (decrease) from:
			Increase (decrease)
	2024	2023		FX	Organic
	in millions

Revenue	$1,099.4	$1,101.5	$(2.1)	$15.8	$(17.9)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	240.2	246.5	(6.3)	3.4	(9.7)
Other operating costs and expenses	512.0	484.1	27.9	7.2	20.7
Depreciation and amortization	247.8	234.6	13.2	2.3	10.9
Impairment, restructuring and other operating items, net	6.6	29.7	(23.1)	0.1	(23.2)
	1,006.6	994.9	11.7	13.0	(1.3)
Operating income	$92.8	$106.6	$(13.8)	$2.8	$(16.6)
As reflected in the table above, there was a decrease to our operating income for the three months ended March 31, 2024, as compared to the corresponding period in 2023. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.
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
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2024	2023
	in millions

Operating income	$92.8	$106.6
Share-based compensation expense	27.0	29.2
Depreciation and amortization	247.8	234.6
Impairment, restructuring and other operating items, net	6.6	29.7
Consolidated Adjusted OIBDA	$374.2	$400.1

The following table sets forth the organic and non-organic changes in Adjusted OIBDA during the three months ended March 31, 2024, as compared to the corresponding period in 2023:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2023	$140.2	$43.5	$63.6	$128.0	$45.2	$(20.4)	$—	$400.1
Organic changes related to:
Revenue	11.3	3.9	(3.9)	(36.3)	10.1	(1.3)	(1.7)	(17.9)
Programming and other direct costs	1.5	0.5	(0.2)	10.5	(2.4)	—	(0.2)	9.7
Other operating costs and expenses	(1.9)	8.9	(1.0)	(33.1)	0.4	1.9	1.9	(22.9)
Non-organic changes related to:
FX	(0.5)	—	0.7	—	5.0	—	—	5.2
March 31, 2024	$150.6	$56.8	$59.2	$69.1	$58.3	$(19.8)	$—	$374.2
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended March 31,
	2024	2023
	%

C&W Caribbean	41.4	39.6
C&W Panama	33.6	26.3
Liberty Networks	54.6	58.5
Liberty Puerto Rico	21.1	35.2
Liberty Costa Rica	38.3	35.0
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs (i) during the three months ended March 31, 2024 of $14 million within our Liberty Puerto Rico segment, and (ii) during the three months ended March 31, 2023 of $5 million within our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments.
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
The following table sets forth the organic and non-organic changes in revenue by reportable segment during the three months ended March 31, 2024, as compared to the corresponding period in 2023.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

C&W Caribbean	$364.2	$353.8	$10.4	$(0.9)	$11.3
C&W Panama	169.2	165.3	3.9	—	3.9
Liberty Networks	108.5	108.7	(0.2)	3.7	(3.9)
Liberty Puerto Rico	327.2	363.5	(36.3)	—	(36.3)
Liberty Costa Rica	152.3	129.2	23.1	13.0	10.1
Corporate	5.1	6.4	(1.3)	—	(1.3)
Intersegment eliminations	(27.1)	(25.4)	(1.7)	—	(1.7)
Total	$1,099.4	$1,101.5	$(2.1)	$15.8	$(17.9)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.9	$119.9	$2.0	2
Non-subscription revenue	7.6	7.0	0.6	9
Total residential fixed revenue	129.5	126.9	2.6	2
Residential mobile revenue:
Service revenue	85.6	80.1	5.5	7
Interconnect, inbound roaming, equipment sales and other	20.4	20.7	(0.3)	(1)
Total residential mobile revenue	106.0	100.8	5.2	5
Total residential revenue	235.5	227.7	7.8	3
B2B revenue	128.7	126.1	2.6	2
Total	$364.2	$353.8	$10.4	3

The details of the changes in C&W Caribbean’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below (in millions):

Three-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.6
ARPU (b)	0.6
Increase in residential fixed non-subscription revenue	0.7
Total increase in residential fixed revenue	2.9
Increase in residential mobile service revenue (c)	5.8
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.3)
Increase in B2B revenue (d)	2.9
Total organic increase	11.3
Impact of FX	(0.9)
Total	$10.4
(a)The increase is primarily due to higher average broadband internet RGUs partially offset by lower average video RGUs.
(b)The increase is primarily due to the net impact of (i) higher ARPU from broadband internet services, mainly due to price increases, (ii) lower ARPU from fixed-line telephony services, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower ARPU from video services.
(c)The increase is primarily attributable to (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (ii) an increase in prepaid ARPU resulting from price increases implemented during the first and third quarters of 2023.
(d)The increase is attributable to (i) higher project-related revenue, and (ii) higher fixed and managed services, primarily due to broadband internet services-related growth.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$30.4	$28.3	$2.1	7
Non-subscription revenue	1.2	1.4	(0.2)	(14)
Total residential fixed revenue	31.6	29.7	1.9	6
Residential mobile revenue:
Service revenue	61.8	65.0	(3.2)	(5)
Interconnect, inbound roaming, equipment sales and other	12.7	13.3	(0.6)	(5)
Total residential mobile revenue	74.5	78.3	(3.8)	(5)
Total residential revenue	106.1	108.0	(1.9)	(2)
B2B revenue	63.1	57.3	5.8	10
Total	$169.2	$165.3	$3.9	2

The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.7
ARPU	(0.6)
Decrease in residential fixed non-subscription revenue	(0.2)
Total increase in residential fixed revenue	1.9
Decrease in residential mobile service revenue (b)	(3.2)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.6)
Increase in B2B revenue (c)	5.8
Total	$3.9
(a)The increase is primarily due to higher average broadband internet RGUs.
(b)The decrease is primarily due to the net effect of (i) lower average numbers of prepaid mobile subscribers, due in part to churn related to the migration of customers to our network following the Claro Panama Acquisition, and (ii) higher ARPU from prepaid mobile services, mainly attributable to higher recharges per customer.
(c)The increase is primarily due to revenue from government-related projects.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$32.5	$27.8	$4.7	17
Wholesale revenue	76.0	80.9	(4.9)	(6)
Total	$108.5	$108.7	$(0.2)	—
The details of the changes in Liberty Networks’ revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below (in millions):

Three-month comparison

Increase in enterprise revenue (a)	$2.4
Decrease in wholesale revenue (b)	(6.3)
Total organic decrease	(3.9)
Impact of FX	3.7
Total	$(0.2)
(a)The increase is primarily attributable to the net effect of (i) higher B2B connectivity revenue, (ii) a decrease associated with sales-type leases on CPE installed on long-term customer solutions and (iii) growth in managed services.

(b)The decrease is primarily due to the net effect of (i) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods, (ii) a decrease in revenue associated with the recognition during the first quarter of 2023 of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts and (iii) higher inter-segment revenue.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.8	$117.0	$2.8	2
Non-subscription revenue	5.3	5.7	(0.4)	(7)
Total residential fixed revenue	125.1	122.7	2.4	2
Residential mobile revenue:
Service revenue	93.5	102.0	(8.5)	(8)
Interconnect, inbound roaming, equipment sales and other	44.5	70.8	(26.3)	(37)
Total residential mobile revenue	138.0	172.8	(34.8)	(20)
Total residential revenue	263.1	295.5	(32.4)	(11)
B2B revenue	56.0	55.7	0.3	1
Other revenue	8.1	12.3	(4.2)	(34)
Total	$327.2	$363.5	$(36.3)	(10)
The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below (in millions):

Three-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.3
ARPU	0.5
Decrease in residential fixed non-subscription revenue	(0.4)
Total increase in residential fixed revenue	2.4
Decrease in residential mobile service revenue (b)	(8.5)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(26.3)
Increase in B2B revenue	0.3
Decrease in other revenue (d)	(4.2)
Total	$(36.3)
(a)The increase is primarily attributable to the net effect of (i) higher average broadband internet RGUs and (ii) lower average video RGUs.
(b)The decrease is primarily due to a decline in the average number of mobile subscribers, which was only partially offset by higher ARPU from mobile services, primarily resulting from less low-cost plans and lower amortization of contract assets.
(c)The decrease is primarily driven by (i) lower equipment sales, due mostly to the migration of customers to our mobile network, and (ii) lower inbound roaming revenue.

(d)The decrease is driven by a decline in the rate of funding beginning in the second half of 2023 related to funds from the FCC that we use to expand and improve our fixed and mobile networks.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$35.4	$36.1	$(0.7)	(2)
Non-subscription revenue	9.7	2.5	7.2	288
Total residential fixed revenue	45.1	38.6	6.5	17
Residential mobile revenue:
Service revenue	67.8	57.8	10.0	17
Interconnect, inbound roaming, equipment sales and other	23.0	18.0	5.0	28
Total residential mobile revenue	90.8	75.8	15.0	20
Total residential revenue	135.9	114.4	21.5	19
B2B revenue	16.4	14.8	1.6	11
Total	$152.3	$129.2	$23.1	18
The details of the changes in Liberty Costa Rica’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below (in millions):

Three-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(1.4)
ARPU (b)	(2.3)
Increase in residential fixed non-subscription revenue (c)	6.3
Total increase in residential fixed revenue	2.6
Increase in residential mobile service revenue (d)	4.1
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	3.1
Increase in B2B revenue	0.3
Total organic increase	10.1
Impact of FX	13.0
Total	$23.1
(a)The decrease is primarily due to lower average video RGUs.
(b)The decrease is primarily attributable to lower ARPU from video services.
(c)The increase is primarily attributable to higher volumes of CPE sales.
(d)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers, and (ii) lower prepaid and mobile ARPU.
(e)The increase is primarily attributable to higher volumes of equipment sales.

Programming and other direct costs of services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, B2B project-related costs and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, may increase in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases or (iii) growth in the number of our video subscribers.

Consolidated. The following table sets forth the organic and non-organic changes in programming and other direct costs of services on a consolidated basis.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:

	2024	2023		FX	Organic
	in millions

Programming and copyright	$60.1	$60.7	$(0.6)	$0.7	$(1.3)
Interconnect	71.9	74.7	(2.8)	0.9	(3.7)
Equipment	79.1	89.0	(9.9)	1.4	(11.3)
Project-related and other	29.1	22.1	7.0	0.4	6.6
Total programming and other direct costs of services	$240.2	$246.5	$(6.3)	$3.4	$(9.7)

C&W Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$17.4	$19.2	$(1.8)	$(0.1)	$(1.7)
Interconnect	16.9	18.7	(1.8)	—	(1.8)
Equipment	11.3	11.3	—	—	—
Project-related and other	9.9	7.9	2.0	—	2.0
Total programming and other direct costs of services	$55.5	$57.1	$(1.6)	$(0.1)	$(1.5)
•Programming and copyright: The organic decrease is mainly due to the renegotiation of certain content agreements.
•Interconnect: The organic decrease is primarily due to lower rates.
•Project-related and other: The organic increase is due to higher B2B project costs.

C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$5.7	$5.0	$0.7
Interconnect	16.5	18.5	(2.0)
Equipment	9.0	12.1	(3.1)
Project-related and other	17.1	13.2	3.9
Total programming and other direct costs of services	$48.3	$48.8	$(0.5)
•Equipment: The decrease is primarily attributable to lower handset sales volumes and unit costs.
•Project-related and other: The increase is primarily due to higher costs associated with certain government-related projects.

Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Interconnect	$12.2	$11.1	$1.1	$0.3	$0.8
Equipment	0.1	0.2	$(0.1)	—	$(0.1)
Project-related and other	4.3	4.4	(0.1)	0.4	(0.5)
Total programming and other direct costs of services	$16.6	$15.7	$0.9	$0.7	$0.2
•Interconnect: The organic increase is primarily due to higher backhaul expenses.
•Project-related and other: The organic decrease is primarily due to lower costs associated with sales-type leases on CPE installed on long-term customer solutions.

Liberty Puerto Rico. The following table sets forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended March 31,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$28.5	$28.3	$0.2
Interconnect	22.8	22.5	0.3
Equipment	42.6	54.1	(11.5)
Project-related and other	1.1	0.6	0.5
Total programming and other direct costs of services	$95.0	$105.5	$(10.5)
•Equipment: The decrease is primarily due to the net effect of (i) lower handset sales due mostly to the migration of customers to our mobile network, (ii) equipment credits for handset purchases recognized during the first quarter of 2023 associated with handsets purchased prior to 2023 and (iii) an increase resulting from inventory adjustments related to the migration of mobile customers to our network.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$8.7	$8.5	$0.2	$0.7	$(0.5)
Interconnect	8.3	8.2	0.1	0.7	(0.6)
Equipment	16.1	11.3	4.8	1.4	3.4
Project-related and other	0.1	—	0.1	—	0.1
Total programming and other direct costs of services	$33.2	$28.0	$5.2	$2.8	$2.4
•Equipment: The organic increase is primarily due to the net effect of (i) higher CPE costs associated with sales growth and (ii) the positive impact of FX associated with non-CRC denominated handset costs.

Other operating costs and expenses
Other operating costs and expenses comprise the following cost categories:
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

Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$156.7	$147.1	$9.6	$1.8	$7.8
Network-related	63.4	66.8	(3.4)	1.2	(4.6)
Service-related	72.7	51.6	21.1	0.7	20.4
Commercial	47.0	44.5	2.5	1.2	1.3
Facility, provision, franchise and other	145.2	144.9	0.3	2.3	(2.0)
Share-based compensation expense	27.0	29.2	(2.2)	—	(2.2)
Total other operating costs and expenses	$512.0	$484.1	$27.9	$7.2	$20.7

C&W Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$53.3	$53.1	$0.2	$(0.1)	$0.3
Network-related	34.5	35.7	(1.2)	(0.2)	(1.0)
Service-related	17.8	19.2	(1.4)	—	(1.4)
Commercial	10.8	10.2	0.6	—	0.6
Facility, provision, franchise and other	41.7	38.3	3.4	—	3.4
Share-based compensation expense	3.6	4.9	(1.3)	—	(1.3)
Total other operating costs and expenses	$161.7	$161.4	$0.3	$(0.3)	$0.6
•Network-related: The organic decrease is primarily due to lower leased line costs, partially offset by higher capacity charges associated with the use of Liberty Networks’ subsea network.
•Service-related: The organic decrease is primarily due to a decrease in professional services associated with project-related costs.
•Facility, provision, franchise and other: The organic increase is primarily due to higher bad debt expense and franchise fees.

C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$21.2	$21.6	$(0.4)
Network-related	13.4	12.9	0.5
Service-related	4.4	4.4	—
Commercial	7.0	8.5	(1.5)
Facility, provision, franchise and other	18.1	25.6	(7.5)
Share-based compensation expense	3.1	0.6	2.5
Total other operating costs and expenses	$67.2	$73.6	$(6.4)
•Commercial: The decrease is primarily due to lower commissions expense resulting from the migration of dealers and distributors from Claro Panama to C&W Panama schemes following the Claro Panama Acquisition.
•Facility, provision, franchise and other: The decrease is primarily due to lower facilities costs, mainly from synergies attained following the Claro Panama Acquisition.

Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$12.7	$10.7	$2.0	$1.3	$0.7
Network-related	11.0	10.7	0.3	0.5	(0.2)
Service-related	2.0	1.0	1.0	0.1	0.9
Commercial	0.5	0.3	0.2	—	0.2
Facility, provision, franchise and other	6.5	6.7	(0.2)	0.4	(0.6)
Share-based compensation expense	1.2	0.7	0.5	—	0.5
Total other operating costs and expenses	$33.9	$30.1	$3.8	$2.3	$1.5

Liberty Puerto Rico. The following table sets forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended March 31,
			Increase
	2024	2023
	in millions

Personnel and contract labor	$47.3	$41.2	$6.1
Network-related	12.6	12.2	0.4
Service-related	38.4	15.9	22.5
Commercial	13.5	11.5	2.0
Facility, provision, franchise and other	51.3	49.2	2.1
Share-based compensation expense	2.5	1.8	0.7
Total other operating costs and expenses	$165.6	$131.8	$33.8
•Personnel and contract labor: The increase is primarily due to (i) higher salaries and related personnel costs, (ii) an increase resulting from the receipt of payroll tax credits during the first quarter of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic and (iii) higher bonus-related costs.
•Service-related: The increase is primarily due to higher service-related integration costs associated with the migration of customers to our mobile network following the AT&T Acquisition.
•Commercial: The increase is primarily due to higher marketing costs.
•Facility, provision, franchise and other: The increase is primarily due to higher bad debt expense.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$7.9	$8.5	$(0.6)	$0.7	$(1.3)
Network-related	10.6	9.9	0.7	0.9	(0.2)
Service-related	6.5	6.1	0.4	0.5	(0.1)
Commercial	15.2	14.0	1.2	1.3	(0.1)
Facility, provision, franchise and other	20.6	17.5	3.1	1.8	1.3
Share-based compensation expense	—	0.2	(0.2)	—	(0.2)
Total other operating costs and expenses	$60.8	$56.2	$4.6	$5.2	$(0.6)
•Personnel and contract labor: The organic decrease is primarily due to lower salaries and related personnel costs.
•Facility, provision, franchise and other: The organic increase is primarily due to an increase in bad debt expense.

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$13.9	$12.1	$1.8
Service-related	4.0	5.1	(1.1)
Facility, provision, franchise and other	7.0	9.6	(2.6)
Share-based compensation expense	16.6	21.0	(4.4)
Total other operating costs and expenses	$41.5	$47.8	$(6.3)
•Facility, provision, franchise and other: The decrease is primarily due to insurance costs recognized in 2023 associated with cable breaks in our Liberty Networks segment.

Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $13 million or 6% during the three months ended March 31, 2024, respectively, as compared to the corresponding period in 2023. The increase is primarily due to an increase in property and equipment additions, primarily associated with the installation of CPE, baseline related additions and the expansion and upgrade of our networks and other capital initiatives.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2024	2023
	in millions

Impairment charges (a)	$1.9	$21.2
Restructuring charges	3.5	13.1
Other operating items, net (b)	1.2	(4.6)
Total	$6.6	$29.7
(a)The 2023 amount primarily relates to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama.
(b)The 2023 amount primarily includes a gain on asset disposition.
Interest expense
Our interest expense increased $9 million during the three months ended March 31, 2024, as compared to the corresponding period in 2023. The increase is primarily attributable to higher weighted-average interest rates and an increase in our average outstanding debt balances, mainly driven by debt associated with the Tower Transactions.
For additional information regarding our outstanding indebtedness, including the Tower Transactions, see note 9 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our condensed consolidated financial statements, we use derivative instruments to manage our interest rate risks.
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

	Three months ended March 31,
	2024	2023
	in millions

Interest rate derivative contracts (a)	$61.2	$(35.5)
Foreign currency forward contracts and other (b)	(7.2)	(15.8)
Weather Derivatives (c)	(7.6)	(7.8)
Total	$46.4	$(59.1)
(a)The gains (losses) during the three months ended March 31, 2024 and 2023 are primarily attributable to changes in interest rates.
(b)The losses during the three months ended March 31, 2024 and 2023 are primarily attributable to changes in FX rates due to the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives.
For additional information concerning our derivative instruments, see notes 3 and 6 to our condensed consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures about Market Risk below.
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

	Three months ended March 31,
	2024	2023
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$18.6	$36.0
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	3.9	10.6
Other (b)	0.8	2.6
Total	$23.3	$49.2
(a)    The gains are primarily related to a CRC functional currency entity.
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
We recognized losses on debt extinguishment, net, of $0.3 million and $5 million during the three months ended March 31, 2024 and 2023, respectively. The net loss during 2024 is associated with the partial repurchase of the Convertible Notes and the net loss during 2023 is associated with refinancing activity at Liberty Costa Rica during January 2023.
For additional information concerning our debt repurchases and repayments, see note 9 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense of $5 million and $12 million during the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, inclusion of withholding taxes on cross-border payments, global minimum tax, net return to provision adjustments and changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income.
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
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended March 31,
	2024	2023
	in millions

Operating income	$92.8	$106.6
Net non-operating expenses	$(88.2)	$(162.8)
Income tax expense	$(5.1)	$(11.9)
Net loss	$(0.5)	$(68.1)
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

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2024, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2024. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2023 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$39.0
Unrestricted subsidiaries (b)	51.6
Total Liberty Latin America and unrestricted subsidiaries	90.6
Borrowing groups (c):
C&W (d)	513.2
Liberty Puerto Rico	51.9
Liberty Costa Rica	12.8
Total borrowing groups	577.9
Total cash and cash equivalents	$668.5
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
(d)Includes $94 million and $57 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the three months ended March 31, 2024, the aggregate value of our share repurchases was $61 million. For additional information regarding our Share Repurchase Program, see note 11 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2024, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
For additional information regarding our cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed under Item 3. Quantitative and Qualitative Disclosures about Market Risk and in note 6 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2024, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2024, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,116 million, including $465 million that is classified as current in our condensed consolidated balance sheet and $7,591 million that is not due until 2027 or thereafter. At March 31, 2024, $7,976 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at March 31, 2024 is (i) $288 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $242 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.

The weighted average interest rate in effect at March 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at March 31, 2024 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.7)%
Liberty Puerto Rico	(0.7)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.2)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at March 31, 2024.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three months ended March 31,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$23.3	$62.4	$(39.1)
Net cash used by investing activities	(116.9)	(132.1)	15.2
Net cash used by financing activities	(225.7)	(35.4)	(190.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(4.2)	3.4
Net decrease in cash, cash equivalents and restricted cash	$(320.1)	$(109.3)	$(210.8)
Operating Activities. The decrease in cash provided by operating activities is primarily related to the net effect of (i) an increase in interest and tax payments, (ii) a decline in Adjusted OIBDA, and (iii) an increase from other working capital-related items.
Investing Activities. The cash used by investing activities during the three months ended March 31, 2024 and 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments made during each period.

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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Property and equipment additions	$134.9	$144.7
Assets acquired under capital-related vendor financing arrangements	(34.0)	(35.9)
Changes in current liabilities related to capital expenditures and other	8.8	5.3
Capital expenditures, net	$109.7	$114.1
The decrease in our property and equipment additions during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to a decrease related to CPE additions and new build activity. During the three months ended March 31, 2024 and 2023, our property and equipment additions represented 12.3% and 13.1% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2024, we used $226 million in cash for financing activities, primarily due to (i) $165 million in net debt repayments and (ii) $56 million of cash outflows associated with the repurchase of Liberty Latin America common shares. During the three months ended March 31, 2023, we used $35 million of cash from financing activities, primarily due to (i) $22 million of cash outflow associated with the repurchase of Liberty Latin America common shares, and (ii) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2024 and 2023, see note 6 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2023 Form 10-K.
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
Foreign Currency Rates
The relationships between the (i) JMD and CRC and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2024	December 31, 2023
Spot rates:
CRC	501.40	523.04
JMD	153.09	154.35

	Three months ended March 31,
	2024	2023
Average rates:
CRC	514.08	562.76
JMD	154.53	152.98
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2024, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 3 and 6 to our condensed consolidated financial statements.

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $82 million ($82 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $26 million ($24 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024	2025	2026	2027	2028	2029
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(78.0)	$(63.8)	$(102.3)	$(102.3)	$(61.9)	$(24.2)	$(432.5)
Other (b)	17.5	8.0	—	—	—	—	25.5
Total	$(60.5)	$(55.8)	$(102.3)	$(102.3)	$(61.9)	$(24.2)	$(407.0)
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
As disclosed in our 2023 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2024.
Management’s Remediation Plans
Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our 2023 Form 10-K. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•implemented (i) a customer relationship management billing system and related mobile network, and (ii) migrated customers for one of our segments,
•migrated acquired customers to existing customer relationship management billing and charging systems for one of our segments, and
•held trainings to reinforce control concepts and responsibilities for control performers.

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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
On February 22, 2022, our Directors approved the Share Repurchase Program. This authorized us to repurchase from time to time up to $200 million of our Class A common shares and/or Class C common shares through December 2024. On May 8, 2023, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025. On May 7, 2024, our Directors authorized us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2024 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2024 through January 31, 2024:
Class A	—	$—	—	(b)
Class C	—	$—	—
February 1, 2024 through February 29, 2024:
Class A	0.3	$6.28	0.3	(b)
Class C	0.9	$6.35	0.9
March 1, 2024 through March 31, 2024:
Class A	2.2	$6.57	2.2	(b)
Class C	5.9	$6.57	5.9
Total – January 1, 2024 through March 31, 2024:
Class A	2.5	$6.54	2.5	(b)
Class C	6.8	$6.54	6.8
(a)Average price paid per share includes direct acquisition costs.
(b)At March 31, 2024, the remaining amount authorized for repurchases under the Share Repurchase Program was $79 million.

Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Letter Amendment to 2022 Unrestricted Share Award and Performance Share Unit Award Agreement, dated March 12, 2024, by and between Liberty Latin America Ltd. and Balan Nair.*
10.2	Summary of Compensation Terms for Senior Vice President, General Manager of Cable & Wireless Panama, effective January 22, 2024.*
10.3	Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
10.4	Form of Restricted Share Units Agreement with executive officers (other than CEO) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 7, 2024	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 7, 2024	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer