Form 10-Q
period 2024-06-30
Liberty Latin America Ltd.
filed 2024-08-06
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2024 was: 37.9 million Class A; 2.4 million Class B; and 156.0 million Class C.

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

2023 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2023
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
CODM	Chief operating decision maker
Convertible Notes	$140 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Directors	Members of Liberty Latin America’s board of directors
DISH Network	DISH Network Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC

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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
LIBOR	London Inter-Bank Offered Rate
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a new component of the Employee Incentive Plan implemented during the second quarter of 2023 whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Puerto Rico and USVI Spectrum Acquisition	Pending acquisition of Dish Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit

GLOSSARY OF DEFINED TERMS – (Continued)

RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Share Repurchase Program	On May 8, 2023, our Directors approved a Share Repurchase Program to repurchase $200 million of our Class A common shares and/or Class C common shares through December 2025. Additionally, on May 7, 2024, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 5 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 7%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$598.6	$988.6
Trade receivables, net	708.5	686.1
Prepaid expenses	100.1	68.8
Current derivative assets	95.7	92.0
Current notes receivable, net	111.5	107.0
Current contract assets	103.3	110.2
Other current assets, net	346.7	359.5
Total current assets	2,064.4	2,412.2

Goodwill	3,473.4	3,483.4
Property and equipment, net	4,096.9	4,205.7
Intangible assets not subject to amortization	1,597.8	1,592.8
Intangible assets subject to amortization, net	462.5	541.6
Other assets, net	1,455.5	1,358.9
Total assets	$13,150.5	$13,594.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$320.4	$424.4
Current portion of deferred revenue	125.6	167.1
Current portion of debt and finance lease obligations	499.6	581.9
Accrued interest	138.7	157.3
Accrued payroll and employee benefits	79.9	79.1
Current derivative liabilities	49.6	25.0
Current portion of operating lease liabilities	87.6	84.3
Other accrued and current liabilities	598.6	613.5
Total current liabilities	1,900.0	2,132.6
Long-term debt and finance lease obligations	7,581.1	7,598.0
Deferred tax liabilities	612.6	630.6
Deferred revenue	87.2	91.6
Other long-term liabilities	775.9	832.1
Total liabilities	10,956.8	11,284.9

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 53.6 million and 37.9 million shares issued and outstanding, respectively, at June 30, 2024; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023	0.5	0.5
Class B,$0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at June 30, 2024; 2.2 million shares issued and outstanding at December 31, 2023	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 192.0 million and 155.9 million shares issued and outstanding, respectively, at June 30, 2024; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 51.8 million and 39.6 million shares, respectively	(444.1)	(361.2)
Additional paid-in capital	5,278.6	5,262.0
Accumulated deficit	(2,984.9)	(2,941.7)
Accumulated other comprehensive loss, net of taxes	(200.1)	(198.0)
Total Liberty Latin America shareholders	1,651.9	1,763.5
Noncontrolling interests	541.8	546.2
Total equity	2,193.7	2,309.7
Total liabilities and equity	$13,150.5	$13,594.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions, except per share amounts

Revenue	$1,118.0	$1,120.2	$2,217.4	$2,221.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	245.3	234.6	485.5	481.1
Other operating costs and expenses	499.6	468.9	1,011.6	953.0
Depreciation and amortization	236.7	240.5	484.5	475.1
Impairment, restructuring and other operating items, net	25.6	40.8	32.2	70.5
	1,007.2	984.8	2,013.8	1,979.7
Operating income	110.8	135.4	203.6	242.0
Non-operating expense:
Interest expense	(156.2)	(149.1)	(312.1)	(295.7)
Realized and unrealized gains on derivative instruments, net	23.9	64.4	70.3	5.3
Foreign currency transaction gains (losses), net	(46.4)	(6.7)	(23.1)	42.5
Gains (losses) on debt extinguishments, net	—	0.4	(0.3)	(4.2)
Other income (expense), net	(4.9)	1.3	(6.6)	(0.4)
	(183.6)	(89.7)	(271.8)	(252.5)
Earnings (loss) before income taxes	(72.8)	45.7	(68.2)	(10.5)
Income tax benefit (expense)	35.9	(29.6)	30.8	(41.5)
Net earnings (loss)	(36.9)	16.1	(37.4)	(52.0)
Net loss (earnings) attributable to noncontrolling interests	(5.8)	19.0	(5.8)	21.5
Net earnings (loss) attributable to Liberty Latin America shareholders	$(42.7)	$35.1	$(43.2)	$(30.5)

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.22)	$0.17	$(0.22)	$(0.14)
Diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.22)	$0.16	$(0.22)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$(36.9)	$16.1	$(37.4)	$(52.0)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(14.3)	2.0	(3.1)	22.4
Reclassification adjustments included in net earnings (loss)	1.1	—	2.0	—
Pension-related adjustments and other, net	1.7	(72.7)	(0.5)	(70.5)
Other comprehensive loss	(11.5)	(70.7)	(1.6)	(48.1)
Comprehensive loss	(48.4)	(54.6)	(39.0)	(100.1)
Comprehensive loss (earnings) attributable to noncontrolling interests	(6.9)	17.7	(6.3)	20.8
Comprehensive loss attributable to Liberty Latin America shareholders	$(55.3)	$(36.9)	$(45.3)	$(79.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2023	$0.5	$—	$1.9	$(268.0)	$5,207.3	$(2,933.7)	$(126.0)	$1,882.0	$625.7	$2,507.7
Net earnings	—	—	—	—	—	35.1	—	35.1	(19.0)	16.1
Other comprehensive loss	—	—	—	—	—	—	(72.0)	(72.0)	1.3	(70.7)
Repurchase of Liberty Latin America common shares	—	—	—	(57.2)	—	—	—	(57.2)	—	(57.2)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(40.8)	(40.8)
Share-based compensation	—	—	—	—	20.2	—	—	20.2	—	20.2
Balance at June 30, 2023	$0.5	$—	$1.9	$(325.2)	$5,227.5	$(2,898.6)	$(198.0)	$1,808.1	$567.2	$2,375.3

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	(30.5)	—	(30.5)	(21.5)	(52.0)
Other comprehensive loss	—	—	—	—	—	—	(48.8)	(48.8)	0.7	(48.1)
Repurchase of Liberty Latin America common shares	—	—	—	(81.8)	—	—	—	(81.8)	—	(81.8)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(49.9)	(49.9)
Share-based compensation	—	—	—	—	50.4	—	—	50.4	—	50.4
Balance at June 30, 2023	$0.5	$—	$1.9	$(325.2)	$5,227.5	$(2,898.6)	$(198.0)	$1,808.1	$567.2	$2,375.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2024	$0.5	$—	$1.9	$(421.7)	$5,282.4	$(2,942.2)	$(187.5)	$1,733.4	$545.6	$2,279.0
Net loss	—	—	—	—	—	(42.7)	—	(42.7)	5.8	(36.9)
Other comprehensive loss	—	—	—	—	—	—	(12.6)	(12.6)	1.1	(11.5)
Repurchase of Liberty Latin America common shares	—	—	—	(22.4)	—	—	—	(22.4)	—	(22.4)
Cash distribution to noncontrolling interest owner	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Share-based compensation	—	—	—	—	10.8	—	—	10.8	—	10.8
Capped call option contracts	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Balance at June 30, 2024	$0.5	$—	$1.9	$(444.1)	$5,278.6	$(2,984.9)	$(200.1)	$1,651.9	$541.8	$2,193.7

Balance at January 1, 2024	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
Net loss	—	—	—	—	—	(43.2)	—	(43.2)	5.8	(37.4)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	0.5	(1.6)
Repurchase of Liberty Latin America common shares	—	—	—	(82.9)	—	—	—	(82.9)	—	(82.9)
Cash distribution to noncontrolling interest owner	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Share-based compensation	—	—	—	—	31.2	—	—	31.2	—	31.2
Capped call option contracts	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Balance at June 30, 2024	$0.5	$—	$1.9	$(444.1)	$5,278.6	$(2,984.9)	$(200.1)	$1,651.9	$541.8	$2,193.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2024	2023
	in millions
Cash flows from operating activities:
Net loss	$(37.4)	$(52.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	38.9	53.7
Depreciation and amortization	484.5	475.1
Impairments and other non-cash charges, net	12.6	41.2
Amortization of debt financing costs, premiums and discounts, net	11.3	16.4
Realized and unrealized gains on derivative instruments, net	(70.3)	(5.3)
Foreign currency transaction losses (gains), net	23.1	(42.5)
Losses on debt extinguishments, net	0.3	4.2
Deferred income tax expense benefit	(82.5)	(9.7)
Changes in operating assets and liabilities	(200.3)	(193.1)
Net cash provided by operating activities	180.2	288.0

Cash flows from investing activities:
Capital expenditures, net	(250.2)	(273.1)
Other investing activities, net	(32.2)	(18.0)
Net cash used by investing activities	$(282.4)	$(291.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Six months ended June 30,
	2024	2023
	in millions
Cash flows from financing activities:
Borrowings of debt	$202.3	$642.9
Payments of principal amounts of debt and finance lease obligations	(384.2)	(645.3)
Repurchase of Liberty Latin America common shares	(82.9)	(80.3)
Distributions to non-controlling interest owners	(10.7)	(41.2)
Payment of financing costs and debt redemption premiums	(0.4)	(15.4)
Net cash received related to derivative instruments	—	9.8
Other financing activities, net	(4.6)	(3.2)
Net cash used by financing activities	(280.5)	(132.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(4.2)

Net decrease in cash, cash equivalents and restricted cash	(385.3)	(140.0)

Cash, cash equivalents and restricted cash:
Beginning of period	999.8	788.9
End of period	$614.5	$648.9

Cash paid for interest	$315.4	$258.4
Net cash paid for taxes	$80.2	$40.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
Unless otherwise indicated, ownership percentages are calculated as of June 30, 2024.
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
June 30, 2024
(unaudited)
(2)    Accounting Changes and Recent Accounting Pronouncements
Recent Accounting Pronouncements
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04), which requires, among other things, a rollforward of the obligations for the period. The rollforward disclosure requirement is effective for the first annual report filed for fiscal years beginning after December 15, 2023. Additional disclosures surrounding our supplier finance programs are included in note 10.
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
June 30, 2024
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three and six months ended June 30, 2024, we did not perform any such non-recurring valuations. During the second quarter of 2023, we finalized our acquisition accounting for the Claro Panama Acquisition, which did not result in any material changes to the associated opening balance sheet.
(4)    Acquisitions
Pending Transactions
Puerto Rico and USVI Spectrum Acquisition. On November 6, 2023, we entered into an agreement with DISH Network to acquire DISH Network spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets in exchange for cash and international roaming credits. The aggregate purchase price of $256 million will be paid in four annual installments commencing on the closing date, subject to post-closing adjustments. The waiting period applicable to the transaction under the Hart-Scott-Rodino Act expired on July 1, 2024. On December 4, 2023, the Public Interest Statement and applications for approval were filed with the FCC and are currently under routine review. On February 23, 2024, the FCC issued a Public Notice that accepted the application and established a period for public comment. The comment period expired on March 11, 2024, without any comments or objections filed. The transaction remains subject to certain customary closing conditions, including regulatory approvals, and is expected to close during 2024.
Costa Rica Transaction. On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations, and we expect the transaction to be completed during the second half of 2025.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Six months ended June 30,
	2024	2023
	in millions

Balance at beginning of period	$91.6	$101.1
Provision for expected losses, net	62.0	36.3
Write-offs, net of recoveries	(41.6)	(37.9)
Foreign currency translation adjustments	(0.6)	1.3
Balance at end of period	$111.4	$100.8
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2024			December 31, 2023
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$95.7	$189.2	$284.9	$91.9	$157.4	$249.3
Other	—	—	—	0.1	—	0.1
Total	$95.7	$189.2	$284.9	$92.0	$157.4	$249.4

Liabilities (b):
Interest rate derivative contracts	$39.8	$1.2	$41.0	$8.2	$30.6	$38.8
Foreign currency forward contracts	9.8	2.4	12.2	16.8	4.0	20.8
Total	$49.6	$3.6	$53.2	$25.0	$34.6	$59.6
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Interest rate derivative contracts	$24.7	$75.2	$85.9	$39.7
Foreign currency forward contracts and other	6.5	(3.1)	(0.7)	(18.9)
Weather Derivatives	(7.3)	(7.7)	(14.9)	(15.5)
Total	$23.9	$64.4	$70.3	$5.3
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended June 30,
	2024	2023
	in millions

Operating activities	$43.3	$30.5
Investing activities	(0.5)	—
Financing activities	—	9.8
Total	$42.8	$40.3
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2024, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $244 million.
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
June 30, 2024
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	4.1

Liberty Puerto Rico	$500.0	4.3
(a)Includes embedded floors of 0% on certain contracts.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	0.6

Liberty Puerto Rico	$620.0	0.6
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At June 30, 2024, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 4.3 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At June 30, 2024, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 4.3 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2024, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $193 million and CRC 109 billion, respectively, with a weighted average remaining contractual life of 0.6 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2024	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Foreign currency translation adjustments and other	(1.6)	—	(2.1)	—	(6.3)	(10.0)
June 30, 2024	$1,216.5	$617.1	$653.8	$501.1	$484.9	$3,473.4
During the first half of 2024, Liberty Puerto Rico experienced declines in revenue, primarily from mobile subscriber losses, increased bad debt and other adverse impacts largely associated with (i) the migration of customers acquired from AT&T to our mobile network and (ii) various network outages that have impacted these mobile customers. If we continue to experience adverse impacts related to the migration of customers to our mobile network, or if other adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that an impairment charge in Liberty Puerto Rico would be required in order to reduce the carrying value of goodwill for this reporting unit. Any such impairment charge could be significant.
Our accumulated goodwill impairments were $2,784 million at each of June 30, 2024 and December 31, 2023.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2024	December 31, 2023
	in millions

Distribution systems	$4,999.4	$4,797.4
Support equipment, buildings, land and CIP	1,947.2	1,923.9
CPE	984.9	938.3
	7,931.5	7,659.6
Accumulated depreciation	(3,834.6)	(3,453.9)
Total	$4,096.9	$4,205.7
During each of the six months ended June 30, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $72 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	June 30, 2024	December 31, 2023
	in millions

Spectrum licenses	$1,056.0	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,597.8	$1,592.8
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2024	December 31, 2023
	in millions

Customer relationships	$898.1	$1,327.8
Licenses and other	266.0	286.7
	1,164.1	1,614.5
Accumulated amortization	(701.6)	(1,072.9)
Total	$462.5	$541.6
(8)    The Chile JV
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV. During October 2022, we completed the formation of the Chile JV, which is owned 50:50 by Liberty Latin America and América Móvil.
During December 2023, we entered into a transaction agreement with América Móvil within which we agreed with América Móvil to provide additional capital required by the Chile JV through June 30, 2024 in the form of convertible notes in an aggregate amount not to exceed CLP 972 billion ($1,031 million). Under the terms of the agreement, América Móvil or Liberty Latin America had the ability to exercise a catch-up right on or before August 1, 2024, to cure any failure by América Móvil or Liberty Latin America to fund its respective portion of such commitment in order to continue the Chile JV as a 50:50 joint venture. Effective June 23, 2024, we informed América Móvil that we will not exercise our catch-up right. As a result, if América Móvil converts its outstanding notes in the Chile JV into equity, our ownership percentage in the Chile JV will be diluted to less than 10%, subject to closing adjustments and regulatory approval. The conversion is expected to occur as early as the third quarter of 2024 and is not expected to have a material impact to our consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions
Operating lease expense:
Operating lease cost	$30.3	$32.3	$60.1	$65.4
Short-term lease cost	7.1	7.9	13.7	14.8
Total operating lease expense	$37.4	$40.2	$73.8	$80.2
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.
Certain other details of our operating leases are set forth in the tables below:

	June 30, 2024	December 31, 2023
	in millions

Operating lease right-of-use assets (a)	$466.7	$475.2
Operating lease liabilities:
Current	$87.6	$84.3
Noncurrent	463.2	483.4
Total operating lease liabilities	$550.8	$567.7

Weighted-average remaining lease term	7.2 years	7.4 years

Weighted-average discount rate	7.9%	7.8%

	Six months ended June 30,
	2024	2023
	in millions

Operating cash outflows related to operating leases	$71.7	$70.4
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$41.0	$26.0
(a)During the three and six months ended June 30, 2023, we recorded impairment charges totaling $23 million and $42 million, respectively, associated with certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama. These charges are included in impairment, restructuring and other, net, in our condensed consolidated statements of operations.
(b)Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2024 and 2023, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2024 exchange rates.

Years ending December 31:
2024 (remainder of year)	$59.5
2025	122.3
2026	110.4
2027	93.7
2028	83.8
2029	72.9
Thereafter	200.5
Total operating lease liabilities on an undiscounted basis	743.1
Present value discount	(192.3)
Present value of operating lease liabilities	$550.8
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2024			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

		in millions

Convertible Notes (d)	2.00%	—	$—	$139.1	$213.8	$139.6	$220.3
C&W Notes	6.55%	—	—	1,643.3	1,609.8	1,715.0	1,715.0
C&W Credit Facilities (e)	7.27%	(f)	635.8	2,566.9	2,663.4	2,660.2	2,694.2
LPR Senior Secured Notes	6.08%	—	—	1,768.9	1,851.5	1,981.0	1,981.0
LPR Credit Facilities	9.18%	$147.5	147.5	619.3	621.6	645.0	620.0
LCR Credit Facilities	10.88%	$60.0	60.0	477.8	463.5	450.0	450.0
Vendor financing, Tower Transactions and other (g) (h)	7.83%	—	—	540.3	561.7	540.3	561.7
Total debt before premiums, discounts and deferred financing costs	7.13%		$843.3	$7,755.6	$7,985.3	$8,131.1	$8,242.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2024	December 31, 2023
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,131.1	$8,242.2
Premiums, discounts and deferred financing costs, net	(55.6)	(67.8)
Total carrying amount of debt	8,075.5	8,174.4
Finance lease obligations	5.2	5.5
Total debt and finance lease obligations	8,080.7	8,179.9
Less: Current maturities of debt and finance lease obligations	(499.6)	(581.9)
Long-term debt and finance lease obligations	$7,581.1	$7,598.0
(a)Represents the weighted average interest rate in effect at June 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2024, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2024 compliance reporting requirements. At June 30, 2024, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(d)The interest rate reflects the stated rate of the Convertible Notes. The effective interest rate of the Convertible Notes is 6.7%, which considers the impact of a discount recorded in connection with the value ascribed to the instrument's conversion option. At June 30, 2024, the carrying value of the Convertible Notes was $139 million. Subsequent to June 30, 2024, we repurchased and cancelled the remaining $140 million original principal amount of the Convertible Notes.
(e)Includes other facilities that are generally repaid in three annual installments.
(f)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(g)During 2024, we entered into the Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
(h)Includes $300 million and $299 million at June 30, 2024 and December 31, 2023, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $81 million and $94 million for the six months ended June 30, 2024 and 2023, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During the six months ended June 30, 2024 and 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed
						in millions

2024	C&W	C&W Other Facilities	100%	(a)	6.96%	$22.5
2024	C&W	C&W Revolving Credit Facility	100%	January 30, 2027	Adjusted Term SOFR + 3.25%	$60.0
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	March 15, 2027	Adjusted Term SOFR + 3.50%	$25.0
2024	Liberty Costa Rica	LCR Revolving Credit Facility (b)	100%	January 15, 2028	Term SOFR + 4.25%	$14.0
2023	C&W	C&W Other Facilities	100%	(c)	6.483%	$69.0
2023	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	March 15, 2027	LIBOR + 3.50%	$30.0
2023	Liberty Costa Rica	2031 LCR Term Loan A	100%	January 15, 2031	10.875%	$50.0
2023	Liberty Costa Rica	2031 LCR Term Loan B	100%	January 15, 2031	10.875%	$400.0
2023	Liberty Costa Rica	LCR Revolving Credit Facility (b)	N/A	January 15, 2028	Term SOFR + 4.25%	$—
N/A – Not applicable.
(a)This borrowing is due in three annual installments beginning in May 2025.
(b)The LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(c)This borrowing is due in three annual installments, the first of which was due in May 2024.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
During the six months ended June 30, 2024 and 2023, we made certain repurchases or repayments on the following debt instruments:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)
				USD in millions, CRC in billions

2024	Liberty Costa Rica	LCR Revolving Credit Facility	100%		$14.0	$14.0
2024	Liberty Latin America	Convertible Notes	(b)		$79.6	$79.6
2024	C&W	C&W Revolving Credit Facility	100%		$60.0	$60.0
2024	C&W	C&W Regional Facilities	100%		$20.0	$20.0
2024	C&W	CWP Revolving Credit Facility	100%		$10.0	$10.0
2024	C&W	C&W Other Facilities	100%		$23.0	$23.0
2023	Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$30.0	$30.0
2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6
2023	Liberty Latin America	Convertible Notes	(c)		$93.6	$93.6
(a)Translated at the transaction date, as applicable.
(b)In February 2024, we repurchased and cancelled $81 million original principal amount of the Convertible Notes at a weighted average redemption price of 98.7%. In addition, we unwound the remaining $102 million of the Capped Calls for immaterial value on settlement.
(c)During the six months ended June 30, 2023, we repurchased and cancelled $99 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.2%. In connection with these repurchases, we unwound $99 million of the related Capped Calls for immaterial value on settlement.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
Maturities of Debt
Maturities of our debt as of June 30, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2024 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2024 (remainder of year)	$147.1	$51.0	$—	$139.6	$337.7
2025	148.9	15.9	—	—	164.8
2026	35.5	0.3	—	—	35.8
2027	1,727.8	1,161.4	—	—	2,889.2
2028	2,002.8	620.5	—	—	2,623.3
2029	597.6	820.7	—	—	1,418.3
Thereafter	174.2	37.8	450.0	—	662.0
Total debt maturities	4,833.9	2,707.6	450.0	139.6	8,131.1
Premiums, discounts and deferred financing costs, net	(22.8)	(19.2)	(13.4)	(0.2)	(55.6)
Total debt	$4,811.1	$2,688.4	$436.6	$139.4	$8,075.5
Current portion	$292.7	$66.7	$—	$139.4	$498.8
Noncurrent portion	$4,518.4	$2,621.7	$436.6	$—	$7,576.7
(a)Represents the amount held by Liberty Latin America on a standalone basis.
Subsequent Events
Subsequent to June 30, 2024, we (i) had net borrowings of $165 million, $25 million and $17 million on the C&W Revolving Credit Facility, LPR Revolving Credit Facility and LCR Revolving Credit Facility, respectively, and (ii) repurchased and cancelled the remaining $140 million original principal amount of the Convertible Notes.
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2024, we have approximately $260 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of four years.
(12)    Equity
Share Repurchase Program
On May 8, 2023, our Directors approved a Share Repurchase Program to repurchase $200 million of our Class A common shares and/or Class C common shares through December 2025. On May 7, 2024, our Directors approved the repurchase of an additional $200 million of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
During the six months ended June 30, 2024, we repurchased 4 million and 8 million Class A and Class C common shares, respectively. During the six months ended June 30, 2023, we repurchased 2 million and 8 million Class A and Class C common shares, respectively. At June 30, 2024, the remaining amount authorized for share repurchases under the Share Repurchase Program was $257 million.
Capped Call Option Contracts
During June 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on 1.7 million and 4.3 million Liberty Latin America Class A and Class C common shares, respectively, with a low exercise price and a capped payout. These contracts will expire 12 to 18 months following the June 2024 trade date and can result in the receipt of cash or shares at our election. Shares acquired through the exercise of the call options will be included in our share repurchases. The capped call option contracts are not considered derivative instruments as the contracts are indexed to our Class A and Class C common shares and are therefore classified within shareholders’ equity. At June 30, 2024, the aggregate premium associated with these capped call option contracts of $15 million is included in additional paid-in capital in our condensed consolidated statement of equity.
Pension Buy-in
In May 2023, the CWSF completed an additional buy-in bulk annuity, resulting in 100% of the plan’s liabilities being covered by insurance annuity policies. The buy-in resulted in the remeasurement of $75 million from net pension assets to accumulated other comprehensive loss during the second quarter of 2023, which represents the loss associated with the difference between the projected benefit obligations and the cost of the bulk annuity policy.
(13)    Programming and Other Direct Costs of Services
Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, B2B project-related costs and other direct costs related to our operations.
Our programming and other direct costs of services by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Programming and copyright	$60.4	$59.4	$120.5	$120.1
Interconnect	65.9	75.3	137.8	150.0
Equipment	72.4	70.1	151.5	159.1
Project-related and other	46.6	29.8	75.7	51.9
Total programming and other direct costs of services	$245.3	$234.6	$485.5	$481.1
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, operating lease rent expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and
•Share-based compensation and other Employee Incentive Plan-related expense that relates to (i) equity awards issued to our employees and Directors, (ii) certain bonuses that are paid in the form of equity and (iii) our LTVP, whether settled in common shares or cash.
Our other operating costs and expenses by major category are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Personnel and contract labor	$143.3	$140.2	$300.0	$287.3
Network-related	64.2	61.6	127.6	128.4
Service-related	64.4	58.7	137.1	110.3
Commercial	52.9	44.6	99.9	89.1
Facility, provision, franchise and other	158.8	139.3	304.0	284.2
Share-based compensation and other Employee Incentive Plan-related expense	16.0	24.5	43.0	53.7
Total other operating costs and expenses	$499.6	$468.9	$1,011.6	$953.0
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
Income tax benefit (expense) was $36 million and ($30 million) during the three months ended June 30, 2024 and 2023, respectively, and $31 million and ($42 million) during the six months ended June 30, 2024 and 2023, respectively. This represents an effective income tax rate of (49.3%) and (64.8%) for the three months ended June 30, 2024 and 2023, respectively, and (45.2%) and 395.2% for the six months ended June 30, 2024 and 2023, respectively, including items treated discretely.
For the three and six months ended June 30, 2024, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the detrimental effects of withholding taxes on cross-border payments, legislative increase to the statutory tax rate in Barbados, net return to provision adjustments, jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, and changes in uncertain tax positions. For the three months ended June 30, 2024, our income tax benefit reflects our estimate of global minimum tax which has been reduced for changes in legislative landscape and updated current and forecasted operating results. For the six months ended June 30, 2024, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.
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
June 30, 2024
(unaudited)
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions, except per share amounts
Numerator:
Basic EPS computation:
Net earnings (loss) attributable to Liberty Latin America shareholders - basic	$(42.7)	$35.1	$(43.2)	$(30.5)
Diluted EPS computation:
Add back: interest expense, amortization of deferred financing costs and discounts, and net loss on debt extinguishment associated with Convertible Notes (if-converted method)	—	1.3	—	—
Net earnings (loss) attributable to Liberty Latin America shareholders - diluted	$(42.7)	$36.4	$(43.2)	$(30.5)

Denominator:
Basic EPS computation:
Weighted average shares - basic (a)	197.0	212.3	200.3	214.0
Diluted EPS computation:
Incremental shares attributable to the release of SARs, PSUs and RSUs upon vesting, the LTVP and the ESPP (treasury stock method)	—	0.3	—	—
Number of shares issuable under our Convertible Notes (if-converted method) (b)	—	14.7	—	—
Weighted average shares - diluted (c)	197.0	227.3	200.3	214.0

Basic net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.22)	$0.17	$(0.22)	$(0.14)
Diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(0.22)	$0.16	$(0.22)	$(0.14)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
(a)During the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at June 30, 2024 and 2023 of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, for the 2023 period, PSARs, because such awards had not yet met the applicable performance criteria:

	June 30,
	2024	2023
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	43.2	39.4
Outstanding PSUs and PSARs	8.6	8.8
LTVP and ESPP	4.4	3.0
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method)	6.8	14.7
(b)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, during the 2023 period, the Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During the first quarter of 2024, we unwound the remaining balance of the Capped Calls. For further information, see note 10.
(c)We reported net earnings attributable to Liberty Latin America shareholders during the three months ended June 30, 2023. The following table sets forth items that have been excluded from our computation of diluted EPS for the three months ended June 30, 2023 because their inclusion would have been anti-dilutive to the computation, or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria (in millions):

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
June 30, 2024
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
As of June 30, 2024, unless otherwise specified below, our reportable segments are as follows:
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

C&W Caribbean	$368.3	$356.3	$732.5	$710.1
C&W Panama	197.2	180.8	366.4	346.1
Liberty Networks	119.1	118.6	227.6	227.3
Liberty Puerto Rico	308.6	349.5	635.8	713.0
Liberty Costa Rica	147.2	135.2	299.5	264.4
Corporate	5.9	5.6	11.0	12.0
Intersegment eliminations	(28.3)	(25.8)	(55.4)	(51.2)
Total	$1,118.0	$1,120.2	$2,217.4	$2,221.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

C&W Caribbean	$157.0	$146.3	$307.6	$286.5
C&W Panama	64.8	59.0	121.6	102.5
Liberty Networks	63.1	72.2	122.3	135.8
Liberty Puerto Rico	71.1	137.2	140.2	265.2
Liberty Costa Rica	53.4	50.1	111.7	95.3
Corporate	(20.3)	(23.6)	(40.1)	(44.0)
Total	$389.1	$441.2	$763.3	$841.3
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Total Adjusted OIBDA	$389.1	$441.2	$763.3	$841.3
Share-based compensation and other Employee Incentive Plan-related expense (a)	(16.0)	(24.5)	(43.0)	(53.7)
Depreciation and amortization	(236.7)	(240.5)	(484.5)	(475.1)
Impairment, restructuring and other operating items, net	(25.6)	(40.8)	(32.2)	(70.5)
Operating income	110.8	135.4	203.6	242.0
Interest expense	(156.2)	(149.1)	(312.1)	(295.7)
Realized and unrealized gains on derivative instruments, net	23.9	64.4	70.3	5.3
Foreign currency transaction gains (losses), net	(46.4)	(6.7)	(23.1)	42.5
Gains (losses) on debt extinguishments, net	—	0.4	(0.3)	(4.2)
Other income (expense), net	(4.9)	1.3	(6.6)	(0.4)
Earnings (loss) before income taxes	$(72.8)	$45.7	$(68.2)	$(10.5)
(a)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
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

	Six months ended June 30,
	2024	2023
	in millions

C&W Caribbean	$99.4	$118.2
C&W Panama	48.0	45.5
Liberty Networks	26.4	23.9
Liberty Puerto Rico	89.9	101.7
Liberty Costa Rica	32.0	30.3
Corporate	18.8	17.5
Total property and equipment additions	314.5	337.1
Assets acquired under capital-related vendor financing arrangements	(72.1)	(71.9)
Changes in current liabilities related to capital expenditures and other	7.8	7.9
Total capital expenditures, net	$250.2	$273.1
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)

	Three months ended June 30, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.7	$30.1	$—	$120.4	$34.7	$—	$—	$308.9
Non-subscription revenue	7.1	1.2	—	5.7	7.9	—	(0.8)	21.1
Total residential fixed revenue	130.8	31.3	—	126.1	42.6	—	(0.8)	330.0
Residential mobile revenue:
Service revenue	86.2	67.9	—	78.7	68.5	—	—	301.3
Interconnect, inbound roaming, equipment sales and other (b)	17.9	14.3	—	43.9	19.7	5.7	—	101.5
Total residential mobile revenue	104.1	82.2	—	122.6	88.2	5.7	—	402.8
Total residential revenue	234.9	113.5	—	248.7	130.8	5.7	(0.8)	732.8
B2B revenue (c)	133.4	83.7	119.1	52.6	16.4	0.2	(27.5)	377.9
Other revenue	—	—	—	7.3	—	—	—	7.3
Total	$368.3	$197.2	$119.1	$308.6	$147.2	$5.9	$(28.3)	$1,118.0
(a)Included in this amount is $23 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $49 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)

	Three months ended June 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$121.4	$28.7	$—	$121.1	$37.4	$—	$—	$308.6
Non-subscription revenue	7.7	1.4	—	6.0	2.6	—	—	17.7
Total residential fixed revenue	129.1	30.1	—	127.1	40.0	—	—	326.3
Residential mobile revenue:
Service revenue	81.3	65.8	—	100.9	60.3	—	—	308.3
Interconnect, inbound roaming, equipment sales and other (b)	18.6	13.6	—	54.3	19.1	5.6	—	111.2
Total residential mobile revenue	99.9	79.4	—	155.2	79.4	5.6	—	419.5
Total residential revenue	229.0	109.5	—	282.3	119.4	5.6	—	745.8
B2B revenue (c)	127.3	71.3	118.6	56.2	15.8	—	(25.8)	363.4
Other revenue	—	—	—	11.0	—	—	—	11.0
Total	$356.3	$180.8	$118.6	$349.5	$135.2	$5.6	$(25.8)	$1,120.2
(a)Included in this amount is $21 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $55 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $8 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)

	Six months ended June 30, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$245.6	$60.5	$—	$240.2	$70.1	$—	$—	$616.4
Non-subscription revenue	14.7	2.4	—	11.0	17.6	—	(1.5)	44.2
Total residential fixed revenue	260.3	62.9	—	251.2	87.7	—	(1.5)	660.6
Residential mobile revenue:
Service revenue	171.8	129.7	—	172.2	136.3	—	—	610.0
Interconnect, inbound roaming, equipment sales and other (b)	38.3	27.0	—	88.4	42.7	10.6	—	207.0
Total residential mobile revenue	210.1	156.7	—	260.6	179.0	10.6	—	817.0
Total residential revenue	470.4	219.6	—	511.8	266.7	10.6	(1.5)	1,477.6
B2B revenue (c)	262.1	146.8	227.6	108.6	32.8	0.4	(53.9)	724.4
Other revenue	—	—	—	15.4	—	—	—	15.4
Total	$732.5	$366.4	$227.6	$635.8	$299.5	$11.0	$(55.4)	$2,217.4
(a)Included in this amount is $45 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $99 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $12 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)

	Six months ended June 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$241.3	$57.0	$—	$238.1	$73.5	$—	$—	$609.9
Non-subscription revenue	14.7	2.8	—	11.7	5.1	—	—	34.3
Total residential fixed revenue	256.0	59.8	—	249.8	78.6	—	—	644.2
Residential mobile revenue:
Service revenue	161.4	130.8	—	202.9	118.1	—	—	613.2
Interconnect, inbound roaming, equipment sales and other (b)	39.3	26.9	—	125.1	37.1	12.0	—	240.4
Total residential mobile revenue	200.7	157.7	—	328.0	155.2	12.0	—	853.6
Total residential revenue	456.7	217.5	—	577.8	233.8	12.0	—	1,497.8
B2B revenue (c)	253.4	128.6	227.3	111.9	30.6	—	(51.2)	700.6
Other revenue	—	—	—	23.3	—	—	—	23.3
Total	$710.1	$346.1	$227.3	$713.0	$264.4	$12.0	$(51.2)	$2,221.7
(a)Included in this amount is $42 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $126 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $16 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2024
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Puerto Rico	$292.0	$333.2	$605.1	$681.0
Panama	196.6	180.4	365.0	344.7
Costa Rica	146.5	134.8	298.6	264.0
Jamaica	104.0	99.6	205.3	198.4
Networks & LatAm (a)	96.4	97.3	182.6	184.9
The Bahamas	55.6	47.6	106.9	94.7
Trinidad and Tobago	38.6	39.3	78.1	78.0
Barbados	39.6	39.4	80.4	78.0
Curacao	34.3	34.3	68.1	68.8
Other (b)	114.4	114.3	227.3	229.2
Total	$1,118.0	$1,120.2	$2,217.4	$2,221.7
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
•Overview. This section provides a general description of our business and recent significant events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2024 and 2023.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of June 30, 2024.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; our anticipated integration plans, synergies, opportunities and integration costs in Puerto Rico following the AT&T Acquisition; the transaction with Millicom to combine our respective Costa Rica operations; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; interest rate risks; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; the impact of Hurricane Beryl on our business; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2023 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the Puerto Rico and USVI Spectrum Acquisition and the transaction with Millicom to combine our respective Costa Rica operations;
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
At June 30, 2024, we (i) owned and operated fixed networks that passed 4,678,900 homes and served 3,997,400 RGUs, comprising 1,832,100 broadband internet subscribers, 1,229,500 fixed-line telephony subscribers and 935,800 video subscribers and (ii) served 7,912,300 mobile subscribers.
Hurricane Beryl
In July 2024, Hurricane Beryl impacted our Jamaica operation and certain smaller operations within C&W Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructures in these markets. In connection with Hurricane Beryl, we expect to experience adverse impacts to revenue and RGUs, Adjusted OIBDA, long-lived asset impairments and property and equipment additions for the remainder of 2024. We currently estimate that Hurricane Beryl will negatively impact revenue and Adjusted OIBDA by between $10 million and $20 million for the remainder of 2024, primarily during the third quarter, based on certain factors, such as when power is fully restored to the impacted areas. We estimate that we will incur property and equipment additions of approximately $10 million to $20 million to replace infrastructure and equipment that has been damaged beyond repair or to enhance network resiliency.
Hurricane Beryl triggered the Weather Derivatives and we expect to receive net third-party proceeds of approximately $44 million that will be reflected as a derivative gain in our consolidated statement of operations. We are still in the process of assessing the impact of Hurricane Beryl on our homes passed and subscriber counts.
Costa Rica Transaction

On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations, and we expect the transaction to be completed during the second half of 2025.

Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2024 and 2023 is affected by FX. As we use the term, “organic” changes exclude FX.
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
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Revenue	$1,118.0	$1,120.2	$(2.2)	$7.9	$(10.1)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	245.3	234.6	10.7	1.7	9.0
Other operating costs and expenses	499.6	468.9	30.7	3.9	26.8
Depreciation and amortization	236.7	240.5	(3.8)	1.0	(4.8)
Impairment, restructuring and other operating items, net	25.6	40.8	(15.2)	0.2	(15.4)
	1,007.2	984.8	22.4	6.8	15.6
Operating income	$110.8	$135.4	$(24.6)	$1.1	$(25.7)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Revenue	$2,217.4	$2,221.7	$(4.3)	$23.7	$(28.0)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	485.5	481.1	4.4	5.1	(0.7)
Other operating costs and expenses	1,011.6	953.0	58.6	11.1	47.5
Depreciation and amortization	484.5	475.1	9.4	3.3	6.1
Impairment, restructuring and other operating items, net	32.2	70.5	(38.3)	0.2	(38.5)
	2,013.8	1,979.7	34.1	19.7	14.4
Operating income	$203.6	$242.0	$(38.4)	$4.0	$(42.4)
As reflected in the table above, there were decreases to our operating income for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.

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
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Operating income	$110.8	$135.4	$203.6	$242.0
Share-based compensation and other Employee Incentive Plan-related expense	16.0	24.5	43.0	53.7
Depreciation and amortization	236.7	240.5	484.5	475.1
Impairment, restructuring and other operating items, net	25.6	40.8	32.2	70.5
Consolidated Adjusted OIBDA	$389.1	$441.2	$763.3	$841.3
The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2023	$146.3	$59.0	$72.2	$137.2	$50.1	$(23.6)	$—	$441.2
Organic changes related to:
Revenue	13.7	16.4	(2.0)	(40.9)	4.8	0.3	(2.4)	(10.1)
Programming and other direct costs	(0.9)	(14.1)	(0.3)	8.1	(1.8)	—	—	(9.0)
Other operating costs and expenses	(1.4)	3.5	(7.2)	(33.3)	(2.3)	3.0	2.4	(35.3)
Non-organic changes related to:
FX	(0.7)	—	0.4	—	2.6	—	—	2.3
June 30, 2024	$157.0	$64.8	$63.1	$71.1	$53.4	$(20.3)	$—	$389.1

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2023	$286.5	$102.5	$135.8	$265.2	$95.3	$(44.0)	$—	$841.3
Organic changes related to:
Revenue	25.0	20.3	(5.9)	(77.2)	14.9	(1.0)	(4.1)	(28.0)
Programming and other direct costs	0.6	(13.6)	(0.5)	18.6	(4.2)	—	(0.2)	0.7
Other operating costs and expenses	(3.3)	12.4	(8.2)	(66.4)	(1.9)	4.9	4.3	(58.2)
Non-organic changes related to:
FX	(1.2)	—	1.1	—	7.6	—	—	7.5
June 30, 2024	$307.6	$121.6	$122.3	$140.2	$111.7	$(40.1)	$—	$763.3
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	%

C&W Caribbean	42.6	41.1	42.0	40.3
C&W Panama	32.9	32.6	33.2	29.6
Liberty Networks	53.0	60.9	53.7	59.7
Liberty Puerto Rico	23.0	39.3	22.1	37.2
Liberty Costa Rica	36.3	37.1	37.3	36.0
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs (i) during the three and six months ended June 30, 2024 of $3 million and $17 million, respectively, within our Liberty Puerto Rico segment, and (ii) during the three and six months ended June 30, 2023 of $5 million and $10 million, respectively, within our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments.
Revenue
Most of our segments derive their revenue primarily from (i) residential fixed services, including video, broadband internet and fixed-line telephony, (ii) mobile services and (iii) B2B enterprise services. Liberty Networks also provides wholesale services over its subsea and terrestrial fiber optic cable networks.
While not specifically discussed in the below explanations of the changes in revenue, we experience significant competition in all of our markets. Competition has an adverse impact on our ability to increase or maintain our (i) RGUs, (ii) ARPU and/or (iii) B2B revenue.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

C&W Caribbean	$368.3	$356.3	$12.0	$(1.7)	$13.7
C&W Panama	197.2	180.8	16.4	—	16.4
Liberty Networks	119.1	118.6	0.5	2.5	(2.0)
Liberty Puerto Rico	308.6	349.5	(40.9)	—	(40.9)
Liberty Costa Rica	147.2	135.2	12.0	7.2	4.8
Corporate	5.9	5.6	0.3	—	0.3
Intersegment eliminations	(28.3)	(25.8)	(2.5)	(0.1)	(2.4)
Total	$1,118.0	$1,120.2	$(2.2)	$7.9	$(10.1)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

C&W Caribbean	$732.5	$710.1	$22.4	$(2.6)	$25.0
C&W Panama	366.4	346.1	20.3	—	20.3
Liberty Networks	227.6	227.3	0.3	6.2	(5.9)
Liberty Puerto Rico	635.8	713.0	(77.2)	—	(77.2)
Liberty Costa Rica	299.5	264.4	35.1	20.2	14.9
Corporate	11.0	12.0	(1.0)	—	(1.0)
Intersegment eliminations	(55.4)	(51.2)	(4.2)	(0.1)	(4.1)
Total	$2,217.4	$2,221.7	$(4.3)	$23.7	$(28.0)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.7	$121.4	$2.3	2
Non-subscription revenue	7.1	7.7	(0.6)	(8)
Total residential fixed revenue	130.8	129.1	1.7	1
Residential mobile revenue:
Service revenue	86.2	81.3	4.9	6
Interconnect, inbound roaming, equipment sales and other	17.9	18.6	(0.7)	(4)
Total residential mobile revenue	104.1	99.9	4.2	4
Total residential revenue	234.9	229.0	5.9	3
B2B revenue	133.4	127.3	6.1	5
Total	$368.3	$356.3	$12.0	3

	Six months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$245.6	$241.3	$4.3	2
Non-subscription revenue	14.7	14.7	—	—
Total residential fixed revenue	260.3	256.0	4.3	2
Residential mobile revenue:
Service revenue	171.8	161.4	10.4	6
Interconnect, inbound roaming, equipment sales and other	38.3	39.3	(1.0)	(3)
Total residential mobile revenue	210.1	200.7	9.4	5
Total residential revenue	470.4	456.7	13.7	3
B2B revenue	262.1	253.4	8.7	3
Total	$732.5	$710.1	$22.4	3
The details of the changes in C&W Caribbean’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.6	$2.1
ARPU (b)	2.4	3.1
Increase (decrease) in residential fixed non-subscription revenue	(0.6)	0.1
Total increase in residential fixed revenue	2.4	5.3
Increase in residential mobile service revenue (c)	5.3	11.1
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.6)	(0.9)
Increase in B2B revenue (d)	6.6	9.5
Total organic increase	13.7	25.0
Impact of FX	(1.7)	(2.6)
Total	$12.0	$22.4
(a)The increases are primarily due to higher average broadband internet RGUs partially offset by lower average video RGUs.
(b)The increases are primarily due to the net impact of (i) higher ARPU from broadband internet services, mainly due to price increases, (ii) lower ARPU from fixed-line telephony services, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower ARPU from video services.
(c)The increases are primarily attributable to the net impact of (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, (ii) increases in prepaid ARPU resulting from price increases implemented during the third quarter of 2023 and the first quarter of 2024, and (iii) lower average numbers of prepaid mobile subscribers.
(d)The increases are attributable to higher project-related revenue across various markets.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$30.1	$28.7	$1.4	5
Non-subscription revenue	1.2	1.4	(0.2)	(14)
Total residential fixed revenue	31.3	30.1	1.2	4
Residential mobile revenue:
Service revenue	67.9	65.8	2.1	3
Interconnect, inbound roaming, equipment sales and other	14.3	13.6	0.7	5
Total residential mobile revenue	82.2	79.4	2.8	4
Total residential revenue	113.5	109.5	4.0	4
B2B revenue	83.7	71.3	12.4	17
Total	$197.2	$180.8	$16.4	9

	Six months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$60.5	$57.0	$3.5	6
Non-subscription revenue	2.4	2.8	(0.4)	(14)
Total residential fixed revenue	62.9	59.8	3.1	5
Residential mobile revenue:
Service revenue	129.7	130.8	(1.1)	(1)
Interconnect, inbound roaming, equipment sales and other	27.0	26.9	0.1	—
Total residential mobile revenue	156.7	157.7	(1.0)	(1)
Total residential revenue	219.6	217.5	2.1	1
B2B revenue	146.8	128.6	18.2	14
Total	$366.4	$346.1	$20.3	6

The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.7	$5.3
ARPU (b)	(1.3)	(1.8)
Decrease in residential fixed non-subscription revenue	(0.2)	(0.4)
Total increase in residential fixed revenue	1.2	3.1
Increase (decrease) in residential mobile service revenue (c)	2.1	(1.1)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	0.7	0.1
Increase in B2B revenue (d)	12.4	18.2
Total	$16.4	$20.3
(a)The increases are primarily due to higher average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services, mainly driven by higher discounts.
(c)The changes are primarily due to the net effect of (i) lower average numbers of prepaid mobile subscribers, (ii) higher ARPU from prepaid mobile services. The decreases in prepaid mobile subscribers are driven by the net impact of churn related to the migration of customers to our network following the Claro Panama Acquisition, and the addition of customers to our base following the exit of a competitor from our market. During the three-month comparison, this decrease was more than offset by the increase in prepaid mobile ARPU, which was mainly attributable to higher recharges per customer.
(d)The increases are primarily due to revenue from government-related projects.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease):
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$34.2	$29.2	$5.0	17
Wholesale revenue	84.9	89.4	(4.5)	(5)
Total	$119.1	$118.6	$0.5	—

	Six months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$66.7	$57.0	$9.7	17
Wholesale revenue	160.9	170.3	(9.4)	(6)
Total	$227.6	$227.3	$0.3	—

The details of the changes in Liberty Networks’ revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Six-month comparison

Increase in enterprise revenue (a)	$3.5	$5.9
Decrease in wholesale revenue (b)	(5.5)	(11.8)
Total organic decrease	(2.0)	(5.9)
Impact of FX	2.5	6.2
Total	$0.5	$0.3
(a)The increases are primarily attributable to (i) growth in managed services and (ii) higher B2B connectivity revenue.
(b)The decreases are primarily due to (i) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods and (ii) net decreases in revenue associated with the recognition of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts during the first and second quarters of 2023 and the second quarter of 2024.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Decrease
	2024	2023	$	%
	in millions, except percentages
Residential fixed revenue:
Residential fixed revenue:
Subscription revenue	$120.4	$121.1	$(0.7)	(1)
Non-subscription revenue	5.7	6.0	(0.3)	(5)
Total residential fixed revenue	126.1	127.1	(1.0)	(1)
Residential mobile revenue:
Service revenue	78.7	100.9	(22.2)	(22)
Interconnect, inbound roaming, equipment sales and other	43.9	54.3	(10.4)	(19)
Total residential mobile revenue	122.6	155.2	(32.6)	(21)
Total residential revenue	248.7	282.3	(33.6)	(12)
B2B revenue	52.6	56.2	(3.6)	(6)
Other revenue	7.3	11.0	(3.7)	(34)
Total	$308.6	$349.5	$(40.9)	(12)

	Six months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$240.2	$238.1	$2.1	1
Non-subscription revenue	11.0	11.7	(0.7)	(6)
Total residential fixed revenue	251.2	249.8	1.4	1
Residential mobile revenue:
Service revenue	172.2	202.9	(30.7)	(15)
Interconnect, inbound roaming, equipment sales and other	88.4	125.1	(36.7)	(29)
Total residential mobile revenue	260.6	328.0	(67.4)	(21)
Total residential revenue	511.8	577.8	(66.0)	(11)
B2B revenue	108.6	111.9	(3.3)	(3)
Other revenue	15.4	23.3	(7.9)	(34)
Total	$635.8	$713.0	$(77.2)	(11)
The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.3	$3.4
ARPU (b)	(2.0)	(1.3)
Decrease in residential fixed non-subscription revenue	(0.3)	(0.7)
Total increase (decrease) in residential fixed revenue	(1.0)	1.4
Decrease in residential mobile service revenue (c)	(22.2)	(30.7)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(10.4)	(36.7)
Decrease in B2B revenue (e)	(3.6)	(3.3)
Decrease in other revenue (f)	(3.7)	(7.9)
Total	$(40.9)	$(77.2)
(a)The increases are primarily attributable to the net effect of (i) higher average broadband internet RGUs and (ii) lower average video RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony and broadband internet services, mainly caused by retention-related discounts.
(c)The decreases are primarily due to declines in the average number of mobile subscribers, impacted by the migration of customers to our mobile network and network outages in 2024.
(d)The decreases are primarily driven by (i) lower equipment sales, due mostly to the migration of customers to our mobile network, and (ii) lower inbound roaming revenue.
(e)The decreases are primarily attributable to lower revenue from mobile services, mainly driven by the termination of a government-sponsored program during the second quarter of 2024.
(f)The decreases are driven by declines in the rate of funding, beginning in each of June 2023 and 2024, related to funds from the FCC that we use to expand and improve our fixed and mobile networks.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$34.7	$37.4	$(2.7)	(7)
Non-subscription revenue	7.9	2.6	5.3	204
Total residential fixed revenue	42.6	40.0	2.6	7
Residential mobile revenue:
Service revenue	68.5	60.3	8.2	14
Interconnect, inbound roaming, equipment sales and other	19.7	19.1	0.6	3
Total residential mobile revenue	88.2	79.4	8.8	11
Total residential revenue	130.8	119.4	11.4	10
B2B revenue	16.4	15.8	0.6	4
Total	$147.2	$135.2	$12.0	9

	Six months ended June 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$70.1	$73.5	$(3.4)	(5)
Non-subscription revenue	17.6	5.1	12.5	245
Total residential fixed revenue	87.7	78.6	9.1	12
Residential mobile revenue:
Service revenue	136.3	118.1	18.2	15
Interconnect, inbound roaming, equipment sales and other	42.7	37.1	5.6	15
Total residential mobile revenue	179.0	155.2	23.8	15
Total residential revenue	266.7	233.8	32.9	14
B2B revenue	32.8	30.6	2.2	7
Total	$299.5	$264.4	$35.1	13

The details of the changes in Liberty Costa Rica’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(0.1)	$(1.4)
ARPU (b)	(4.4)	(6.8)
Increase in residential fixed non-subscription revenue (c)	5.0	11.3
Total increase in residential fixed revenue	0.5	3.1
Increase in residential mobile service revenue (d)	4.9	9.0
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(0.5)	2.6
Increase (decrease) in B2B revenue	(0.1)	0.2
Total organic increase	4.8	14.9
Impact of FX	7.2	20.2
Total	$12.0	$35.1
(a)The decreases are primarily due to the net effect of (i) lower average video RGUs and (ii) higher average fixed-line telephony RGUs.
(b)The decreases are primarily attributable to lower ARPU from video and fixed-line telephony services.
(c)The increases are primarily attributable to higher volumes of CPE sales.
(d)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid mobile ARPU.
(e)The increase during the six-month comparison is primarily attributable to the net effect of (i) higher volumes of equipment sales, (ii) lower interconnect revenue driven by a reduction in rates and lower volumes of traffic and (iii) lower inbound roaming revenue. For the three-month comparison, the decrease in interconnect and roaming revenue offset an increase to equipment sales.
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

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:

	2024	2023		FX	Organic
	in millions

Programming and copyright	$60.4	$59.4	$1.0	$0.4	$0.6
Interconnect	65.9	75.3	(9.4)	0.4	(9.8)
Equipment	72.4	70.1	2.3	0.6	1.7
Project-related and other	46.6	29.8	16.8	0.3	16.5
Total programming and other direct costs of services	$245.3	$234.6	$10.7	$1.7	$9.0

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:

	2024	2023		FX	Organic
	in millions

Programming and copyright	$120.5	$120.1	$0.4	$1.1	$(0.7)
Interconnect	137.8	150.0	(12.2)	1.3	(13.5)
Equipment	151.5	159.1	(7.6)	2.0	(9.6)
Project-related and other	75.7	51.9	23.8	0.7	23.1
Total programming and other direct costs of services	$485.5	$481.1	$4.4	$5.1	$(0.7)
C&W Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$17.5	$18.0	$(0.5)	$(0.1)	$(0.4)
Interconnect	16.6	19.2	(2.6)	(0.3)	(2.3)
Equipment	14.0	12.0	2.0	(0.1)	2.1
Project-related and other	10.6	9.2	1.4	(0.1)	1.5
Total programming and other direct costs of services	$58.7	$58.4	$0.3	$(0.6)	$0.9

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$34.9	$37.2	$(2.3)	$(0.2)	$(2.1)
Interconnect	33.5	37.9	(4.4)	(0.3)	(4.1)
Equipment	25.3	23.3	2.0	(0.1)	2.1
Project-related and other	20.5	17.1	3.4	(0.1)	3.5
Total programming and other direct costs of services	$114.2	$115.5	$(1.3)	$(0.7)	$(0.6)
•Programming and copyright: The organic decreases are mainly due to the renegotiation of certain content agreements.
•Interconnect: The organic decreases are primarily due to lower rates resulting from the renegotiation of a contract.
•Equipment: The organic increases are mainly due the net effect of (i) higher B2B project-related equipment costs and (ii) lower handset costs.
•Project-related and other: The organic increases are due to higher B2B project costs across various markets.
C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$5.7	$5.1	$0.6
Interconnect	18.6	16.9	1.7
Equipment	12.1	13.1	(1.0)
Project-related and other	32.8	20.0	12.8
Total programming and other direct costs of services	$69.2	$55.1	$14.1

	Six months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$11.4	$10.1	$1.3
Interconnect	35.1	35.4	(0.3)
Equipment	21.1	25.2	(4.1)
Project-related and other	49.9	33.2	16.7
Total programming and other direct costs of services	$117.5	$103.9	$13.6
•Equipment: The decreases are primarily attributable to lower volumes of handset sales.
•Project-related and other: The increases are primarily due to higher costs associated with certain government-related projects.

Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended June 30,		Increase	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Interconnect	$12.0	$11.6	$0.4	$0.1	$0.3
Equipment	0.1	0.1	—	0.1	(0.1)
Project-related and other	5.1	4.6	0.5	0.4	0.1
Total programming and other direct costs of services	$17.2	$16.3	$0.9	$0.6	$0.3

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Interconnect	$24.2	$22.7	$1.5	$0.4	$1.1
Equipment	0.2	0.3	(0.1)	0.1	(0.2)
Project-related and other	9.4	9.0	0.4	0.8	(0.4)
Total programming and other direct costs of services	$33.8	$32.0	$1.8	$1.3	$0.5
•Interconnect: The organic increases are primarily due to higher backhaul expenses.
Liberty Puerto Rico. The following tables set forth the changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$27.7	$28.3	$(0.6)
Interconnect	15.8	23.5	(7.7)
Equipment	32.2	33.4	(1.2)
Project-related and other	1.5	0.1	1.4
Total programming and other direct costs of services	$77.2	$85.3	$(8.1)

	Six months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$56.2	$56.6	$(0.4)
Interconnect	38.6	46.0	(7.4)
Equipment	74.8	87.5	(12.7)
Project-related and other	2.6	0.7	1.9
Total programming and other direct costs of services	$172.2	$190.8	$(18.6)
•Interconnect: The decreases are mostly due to (i) lower interconnect costs associated with a transition service agreement that expired during 2024 and (ii) lower roaming costs, driven by decreased volumes.

•Equipment: The decreases are primarily due to the net effect of (i) lower handset sales due mostly to the migration of customers to our mobile network, (ii) equipment credits for handset purchases recognized during the first and second quarters of 2023 associated with handsets purchased prior to 2023 and (iii) increases resulting from inventory adjustments during the first and second quarters of 2024 related to the migration of mobile customers to our network.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$9.9	$8.3	$1.6	$0.5	$1.1
Interconnect	7.1	8.3	(1.2)	0.3	(1.5)
Equipment	14.0	11.5	2.5	0.7	1.8
Project-related and other	0.4	—	0.4	—	0.4
Total programming and other direct costs of services	$31.4	$28.1	$3.3	$1.5	$1.8

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$18.6	$16.8	$1.8	$1.2	$0.6
Interconnect	15.4	16.5	(1.1)	1.0	(2.1)
Equipment	30.1	22.8	7.3	2.1	5.2
Project-related and other	0.5	—	0.5	—	0.5
Total programming and other direct costs of services	$64.6	$56.1	$8.5	$4.3	$4.2
•Interconnect: The organic decreases are primarily due to lower rates.
•Equipment: The organic increases are primarily due to the net effect of (i) higher CPE costs associated with sales growth, (ii) the positive impact of FX associated with non-CRC denominated handset costs, (iii) higher handset costs associated with increased unit costs, and (iv) for the six-month comparison, higher handset costs associated with sales growth.
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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, operating lease rent expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and

•Share-based compensation and other Employee Incentive Plan-related expense that relates to (i) equity awards issued to our employees and Directors, (ii) certain bonuses that are paid in the form of equity and (iii) our LTVP, whether settled in common shares or cash.
Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$143.3	$140.2	$3.1	$1.0	$2.1
Network-related	64.2	61.6	2.6	0.7	1.9
Service-related	64.4	58.7	5.7	0.3	5.4
Commercial	52.9	44.6	8.3	0.8	7.5
Facility, provision, franchise and other	158.8	139.3	19.5	1.1	18.4
Share-based compensation and other Employee Incentive Plan-related expense	16.0	24.5	(8.5)	—	(8.5)
Total other operating costs and expenses	$499.6	$468.9	$30.7	$3.9	$26.8

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$300.0	$287.3	$12.7	$2.8	$9.9
Network-related	127.6	128.4	(0.8)	1.9	(2.7)
Service-related	137.1	110.3	26.8	1.0	25.8
Commercial	99.9	89.1	10.8	2.0	8.8
Facility, provision, franchise and other	304.0	284.2	19.8	3.4	16.4
Share-based compensation and other Employee Incentive Plan-related expense	43.0	53.7	(10.7)	—	(10.7)
Total other operating costs and expenses	$1,011.6	$953.0	$58.6	$11.1	$47.5

C&W Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$49.4	$53.0	$(3.6)	$(0.2)	$(3.4)
Network-related	34.5	30.3	4.2	(0.1)	4.3
Service-related	15.1	18.3	(3.2)	—	(3.2)
Commercial	11.7	12.0	(0.3)	(0.1)	(0.2)
Facility, provision, franchise and other	41.9	38.0	3.9	—	3.9
Share-based compensation and other Employee Incentive Plan-related expense	4.5	4.5	—	—	—
Total other operating costs and expenses	$157.1	$156.1	$1.0	$(0.4)	$1.4

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$102.7	$106.1	$(3.4)	$(0.3)	$(3.1)
Network-related	69.0	66.0	3.0	(0.3)	3.3
Service-related	32.9	37.5	(4.6)	—	(4.6)
Commercial	22.5	22.2	0.3	(0.1)	0.4
Facility, provision, franchise and other	83.6	76.3	7.3	—	7.3
Share-based compensation and other Employee Incentive Plan-related expense	8.1	9.4	(1.3)	—	(1.3)
Total other operating costs and expenses	$318.8	$317.5	$1.3	$(0.7)	$2.0
•Personnel and contract labor: The decreases are primarily due to the net effect of (i) higher capitalized labor, (ii) lower bonus-related expense, (iii) higher salaries and related personnel costs and (iv) lower headcount.
•Network-related: The organic increases are primarily due to the negative impact of an accrual release during the second quarter of 2023 related to leased line costs that resulted from the renegotiation of pole rental contracts.
•Service-related: The organic decreases are primarily due to declines in professional services associated with the renegotiation or termination of certain vendor contracts.
•Facility, provision, franchise and other: The organic increases are primarily due to (i) higher bad debt expense, (ii) the negative impact associated with a tax-related assessment received in one of our markets during the second quarter of 2024, and (iii) higher franchise fees.

C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$19.7	$21.6	$(1.9)
Network-related	13.0	14.0	(1.0)
Service-related	5.0	4.2	0.8
Commercial	9.6	6.0	3.6
Facility, provision, franchise and other	15.9	20.9	(5.0)
Share-based compensation and other Employee Incentive Plan-related expense	1.3	1.7	(0.4)
Total other operating costs and expenses	$64.5	$68.4	$(3.9)

	Six months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$40.9	$43.2	$(2.3)
Network-related	26.4	26.9	(0.5)
Service-related	9.4	8.6	0.8
Commercial	16.6	14.5	2.1
Facility, provision, franchise and other	34.0	46.5	(12.5)
Share-based compensation and other Employee Incentive Plan-related expense	4.4	2.3	2.1
Total other operating costs and expenses	$131.7	$142.0	$(10.3)
•Personnel and contract labor: The decreases are primarily due to lower headcount levels following the execution of certain restructuring plans.
•Commercial: The increases are primarily due to higher marketing and commissions expense associated with efforts to obtain customers from a competitor following their exit from the market.
•Facility, provision, franchise and other: The decreases are primarily due to lower facilities costs, mainly from synergies attained following the Claro Panama Acquisition.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$12.0	$11.7	$0.3	$0.7	$(0.4)
Network-related	12.4	10.7	1.7	0.2	1.5
Service-related	2.3	1.3	1.0	0.1	0.9
Commercial	0.6	0.8	(0.2)	—	(0.2)
Facility, provision, franchise and other	11.5	5.6	5.9	0.5	5.4
Share-based compensation and other Employee Incentive Plan-related expense	0.7	1.5	(0.8)	—	(0.8)
Total other operating costs and expenses	$39.5	$31.6	$7.9	$1.5	$6.4

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$24.7	$22.4	$2.3	$2.0	$0.3
Network-related	23.4	21.4	2.0	0.7	1.3
Service-related	4.3	2.3	2.0	0.2	1.8
Commercial	1.1	1.1	—	—	—
Facility, provision, franchise and other	18.0	12.3	5.7	0.9	4.8
Share-based compensation and other Employee Incentive Plan-related expense	1.9	2.2	(0.3)	—	(0.3)
Total other operating costs and expenses	$73.4	$61.7	$11.7	$3.8	$7.9
•Network-related: The increases are primarily due to higher maintenance and repair costs.
•Service-related: The increases are primarily due to higher outsourcing and software upgrade expenses.
•Facility, provision, franchise and other: The increases are primarily due to higher bad debt expense, mostly driven by adjustments for two large customers during 2024.
Liberty Puerto Rico. The following tables set forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$41.5	$33.1	$8.4
Network-related	12.0	13.4	(1.4)
Service-related	30.9	20.8	10.1
Commercial	15.2	11.4	3.8
Facility, provision, franchise and other	60.7	48.3	12.4
Share-based compensation and other Employee Incentive Plan-related expense	1.9	1.7	0.2
Total other operating costs and expenses	$162.2	$128.7	$33.5

	Six months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$88.8	$74.3	$14.5
Network-related	24.6	25.6	(1.0)
Service-related	69.3	36.7	32.6
Commercial	28.7	22.9	5.8
Facility, provision, franchise and other	112.0	97.5	14.5
Share-based compensation and other Employee Incentive Plan-related expense	4.4	3.5	0.9
Total other operating costs and expenses	$327.8	$260.5	$67.3
•Personnel and contract labor: The increases are primarily due to the net effect of (i) increases resulting from the receipt of payroll tax credits during the first and second quarters of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic, (ii) higher salaries and related personnel costs, (iii) higher severance-related expenses and (iv) lower bonus-related expenses.
•Network-related: The decreases are primarily due to the termination of a transition service agreement during the first six months of 2024.
•Service-related: The increases are primarily due to (i) higher service-related integration costs associated with the migration of customers to our mobile network following the AT&T Acquisition and (ii) increases in information technology service and license expenses, as we have transitioned mobile customers acquired from AT&T to our internal systems.
•Commercial: The increases are primarily due to higher call center and marketing costs.
•Facility, provision, franchise and other: The increases are primarily due to higher bad debt expense impacted by billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$7.9	$8.9	$(1.0)	$0.4	$(1.4)
Network-related	10.2	10.0	0.2	0.5	(0.3)
Service-related	6.4	5.9	0.5	0.3	0.2
Commercial	15.8	14.4	1.4	0.8	0.6
Facility, provision, franchise and other	22.1	17.8	4.3	1.1	3.2
Share-based compensation and other Employee Incentive Plan-related expense	0.7	0.3	0.4	—	0.4
Total other operating costs and expenses	$63.1	$57.3	$5.8	$3.1	$2.7

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$15.8	$17.4	$(1.6)	$1.1	$(2.7)
Network-related	20.8	19.9	0.9	1.4	(0.5)
Service-related	12.9	12.0	0.9	0.8	0.1
Commercial	31.0	28.4	2.6	2.1	0.5
Facility, provision, franchise and other	42.7	35.3	7.4	2.9	4.5
Share-based compensation and other Employee Incentive Plan-related expense	0.7	0.5	0.2	—	0.2
Total other operating costs and expenses	$123.9	$113.5	$10.4	$8.3	$2.1
•Personnel and contract labor: The organic decreases are primarily due to lower salaries and related personnel costs driven by a reduction in headcount.
•Facility, provision, franchise and other: The organic increases are primarily due to an increase in bad debt expense, mainly associated with installment plans on equipment sales.

Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$12.4	$11.8	$0.6
Service-related	6.3	8.1	(1.8)
Facility, provision, franchise and other	7.5	9.3	(1.8)
Share-based compensation and other Employee Incentive Plan-related expense	6.9	14.8	(7.9)
Total other operating costs and expenses	$33.1	$44.0	$(10.9)

	Six months ended June 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$26.3	$23.9	$2.4
Service-related	10.3	13.2	(2.9)
Facility, provision, franchise and other	14.5	18.9	(4.4)
Share-based compensation and other Employee Incentive Plan-related expense	23.5	35.8	(12.3)
Total other operating costs and expenses	$74.6	$91.8	$(17.2)
•Personnel and contract labor: The increases are primarily due to higher salaries and related personnel costs.
•Service-related: The decreases are primarily due to lower professional services costs.
•Facility, provision, franchise and other: The decreases are primarily due to insurance costs recognized during 2023 associated with (i) cable breaks that occurred during the first quarter of 2023, and (ii) business interruption claims submitted by our Liberty Puerto Rico business during the second quarter of 2023.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased (decreased) ($4 million) or (2%) and $9 million or 2% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. The changes are primarily due to the net effect of (i) decreases associated with customer relationship assets becoming fully amortized in C&W Panama and (ii) increases in property and equipment additions, primarily associated with baseline-related additions, the installation of CPE and the expansion and upgrade of our networks and other capital initiatives.

Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Impairment charges (a)	$6.6	$26.4	$8.5	$47.6
Restructuring charges (b)	11.3	14.4	14.8	27.5
Other operating items, net (c)	7.7	—	8.9	(4.6)
Total	$25.6	$40.8	$32.2	$70.5
(a)The 2023 amounts primarily relate to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama.
(b)The amounts include employee severance and termination costs related to reorganization activities, primarily at (i) Liberty Puerto Rico, C&W Caribbean and C&W Panama for the 2024 periods and (ii) C&W Caribbean, C&W Panama and Liberty Costa Rica for the 2023 periods.
(c)The 2024 amounts primarily include direct acquisition costs. The 2023 amount primarily relates to gains on asset dispositions.
Interest expense
Our interest expense increased $7 million and $16 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. The increases are primarily attributable to (i) increases in our average outstanding debt balances, mainly driven by debt associated with the Tower Transactions, and (ii) higher weighted-average interest rates.
For additional information regarding our outstanding indebtedness, including the Tower Transactions, see note 10 to our condensed consolidated financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Interest rate derivative contracts (a)	$24.7	$75.2	$85.9	$39.7
Foreign currency forward contracts and other (b)	6.5	(3.1)	(0.7)	(18.9)
Weather Derivatives (c)	(7.3)	(7.7)	(14.9)	(15.5)
Total	$23.9	$64.4	$70.3	$5.3
(a)The gains during the three and six months ended June 30, 2024 and 2023 are primarily attributable to changes in interest rates.

(b)The gains (losses) during the three and six months ended June 30, 2024 and 2023 are primarily attributable to changes in FX rates due to the value of the CRC relative to the U.S. dollar.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$(22.7)	$(3.3)	$(4.1)	$32.7
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(15.7)	(4.4)	(11.8)	6.2
Other (b)	(8.0)	1.0	(7.2)	3.6
Total	$(46.4)	$(6.7)	$(23.1)	$42.5
(a)    The changes are primarily related to a CRC functional currency entity.
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
We recognized gains (losses) on debt extinguishment, net, of nil and ($0.3 million) during the three and six months ended June 30, 2024, respectively, and $0.4 million and ($4 million) during the three and six months ended June 30, 2023, respectively. The net loss during the six months ended June 30, 2024 is associated with the partial repurchase of the Convertible Notes and the net loss during the six months ended June 30, 2023 is primarily associated with the January 2023 refinancing activity at Liberty Costa Rica.
For additional information concerning our debt repurchases and repayments, see note 10 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit (expense) of $36 million and ($30 million) during the three months ended June 30, 2024 and 2023, respectively, and $31 million and ($42 million) during the six months ended June 30, 2024 and 2023, respectively.
For the three and six months ended June 30, 2024, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income. These beneficial impacts to our effective tax rate were partially offset by the detrimental effects of withholding taxes on cross-border payments, legislative increase to the statutory tax rate in Barbados, net return to provision adjustments, jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, and changes in uncertain tax positions. For the three months ended June 30, 2024, our income tax benefit reflects our estimate of global minimum tax which has been reduced for changes in legislative landscape and updated current and forecasted operating results. For the six months ended June 30, 2024, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.
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
For additional information regarding our income taxes, see note 15 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Operating income	$110.8	$135.4	$203.6	$242.0
Net non-operating expenses	$(183.6)	$(89.7)	$(271.8)	$(252.5)
Income tax benefit (expense)	$35.9	$(29.6)	$30.8	$(41.5)
Net earnings (loss)	$(36.9)	$16.1	$(37.4)	$(52.0)
Gains or losses associated with (i) changes in the fair values of derivative instruments and (ii) movements in foreign currency exchange rates are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (i) share-based compensation and other Employee Incentive Plan-related expense, (ii) depreciation and amortization, (iii) impairment, restructuring and other operating items, (iv) interest expense, (v) other non-operating expenses and (vi) income tax expenses.
Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition—Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future.
Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2024, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2024. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2023 Form 10-K.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$43.2
Unrestricted subsidiaries (b)	61.0
Total Liberty Latin America and unrestricted subsidiaries	104.2
Borrowing groups (c):
C&W (d)	465.7
Liberty Puerto Rico	18.8
Liberty Costa Rica	9.9
Total borrowing groups	494.4
Total cash and cash equivalents	$598.6
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
(d)Includes $90 million and $46 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the six months ended June 30, 2024, the aggregate value of our share repurchases was $83 million. For additional information regarding our Share Repurchase Program, see note 12 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2024, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2024, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2024, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,136 million, including (i) $500 million that is classified as current in our condensed consolidated balance sheet, of which $140 million was repaid subsequent to June 30, 2024, and (ii) $7,596 million that is not due until 2027 or thereafter. At June 30, 2024, $7,997 million of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries. Included in the outstanding principal amount of our debt at June 30, 2024 is (i) $300 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $240 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our condensed consolidated financial statements.
The weighted average interest rate in effect at June 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.1%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at June 30, 2024 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.7)%
Liberty Puerto Rico	(0.7)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.2)%
Including the effects of derivative instruments, original issue premiums or discounts, including the discount on the Convertible Notes associated with the instrument’s conversion option, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.0% at June 30, 2024.

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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six months ended June 30,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$180.2	$288.0	$(107.8)
Net cash used by investing activities	(282.4)	(291.1)	8.7
Net cash used by financing activities	(280.5)	(132.7)	(147.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(4.2)	1.6
Net decrease in cash, cash equivalents and restricted cash	$(385.3)	$(140.0)	$(245.3)
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) a decline in Adjusted OIBDA, (ii) higher payments for interest, (iii) higher payments for taxes and (iv) an increase from other working capital-related items.
Investing Activities. The cash used by investing activities during the six months ended June 30, 2024 and 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments.
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

A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2024	2023
	in millions

Property and equipment additions	$314.5	$337.1
Assets acquired under capital-related vendor financing arrangements	(72.1)	(71.9)
Changes in current liabilities related to capital expenditures and other	7.8	7.9
Capital expenditures, net	$250.2	$273.1
The decrease in our property and equipment additions during the six months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to a decrease related to baseline additions. During the six months ended June 30, 2024 and 2023, our property and equipment additions represented 14.2% and 15.2% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2024, we used $281 million in cash for financing activities, primarily due to (i) $182 million in net debt repayments, (ii) $83 million of cash outflows associated with the repurchase of Liberty Latin America common shares and (iii) $11 million in payments related to distributions to a noncontrolling interest owner in C&W Bahamas. During the six months ended June 30, 2023, we used $133 million of cash from financing activities, primarily due to (i) $80 million in cash outflows associated with the repurchase of Liberty Latin America common shares, (ii) $41 million in payments related to distributions to noncontrolling interest owners in C&W Panama and C&W Bahamas, and (iii) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2024 and 2023, see note 6 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2024	December 31, 2023
Spot rates:
CRC	526.48	523.04
JMD	155.67	154.35

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average rates:
CRC	513.92	540.45	514.00	551.61
JMD	155.23	152.87	154.88	152.93
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2024, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $77 million ($78 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $24 million ($23 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024	2025	2026	2027	2028	2029
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(50.0)	$(64.4)	$(102.7)	$(102.7)	$(62.1)	$(24.3)	$(406.2)
Other (b)	8.3	6.4	—	—	—	—	14.7
Total	$(41.7)	$(58.0)	$(102.7)	$(102.7)	$(62.1)	$(24.3)	$(391.5)
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
As disclosed in our 2023 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2024.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls,
•migrated acquired systems to our servers and databases for one of our segments, and
•held trainings to reinforce control concepts and responsibilities for control performers.

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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
On May 8, 2023, our Directors approved $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2025. On May 7, 2024, our Directors authorized us to repurchase from time to time up to an additional $200 million of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026 through open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. During June 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on a number of Class A and Class C common shares, which can result in the receipt of cash or shares at our election. For information about our capped call option contracts, see note 12 to our condensed consolidated financial statements.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2024 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2024 through April 30, 2024:
Class A	0.9	$7.34	0.9	(b)
Class C	1.1	$7.19	1.1
May 1, 2024 through May 31, 2024:
Class A	0.3	$8.63	0.3	(b)
Class C	0.3	$8.29	0.3
June 1, 2024 through June 30, 2024:
Class A	0.3	$8.69	0.3	(b)
Class C	—	$—	—
Total – April 1, 2024 through June 30, 2024:
Class A	1.5	$7.86	1.5	(b)
Class C	1.5	$7.44	1.5
(a)Average price paid per share includes direct acquisition costs.
(b)At June 30, 2024, the remaining amount authorized for repurchases under the Share Repurchase Program was $257 million.

Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment to Liberty Latin America 2018 Incentive Plan and Liberty Latin America 2018 Nonemployee Director Incentive Plan.*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 6, 2024	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 6, 2024	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer