Form 10-Q
period 2024-09-30
Liberty Latin America Ltd.
filed 2024-11-06
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2024 was: 38.0 million Class A; 2.4 million Class B; and 156.3 million Class C.

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

2023 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2023
2027 C&W Senior Notes	$1.2 billion aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2027 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W (as amended in September 2024)
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
Chile JV	Joint venture between Liberty Latin America and América Móvil that is 50:50 owned by each investee, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLP	Chilean peso
CODM	Chief operating decision maker
Convertible Notes	$140 million principal amount 2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)
Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Directors	Members of Liberty Latin America’s board of directors
DISH Network	DISH Network Corporation
EchoStar	EchoStar Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar

GLOSSARY OF DEFINED TERMS – (Continued)

LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A. (formerly known as Telefónica de Costa Rica TC, S.A.), an indirectly 80%-owned subsidiary in Costa Rica and it's subsidiary
LIBOR	London Inter-Bank Offered Rate
LPR Acquisition	September 3, 2024 acquisition of EchoStar spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit

GLOSSARY OF DEFINED TERMS – (Continued)

RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Share Repurchase Program	On May 8, 2023, our Directors approved a Share Repurchase Program to repurchase $200 million of our Class A common shares and/or Class C common shares through December 2025. Additionally, on May 7, 2024, our Directors approved an additional $200 million for the repurchase of our Class A common shares and/or Class C common shares under the Share Repurchase Program through December 2026.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
TBP	Tasa Básica Pasiva interest rate
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 5 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
Weather Derivatives	Weather derivative contracts that provide insurance coverage for certain weather-related events
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$588.6	$988.6
Trade receivables, net	705.5	686.1
Prepaid expenses	101.0	68.8
Current derivative assets	74.9	92.0
Current notes receivable, net	105.8	107.0
Current contract assets	108.7	110.2
Other current assets, net	382.6	359.5
Total current assets	2,067.1	2,412.2

Goodwill	2,987.9	3,483.4
Property and equipment, net	4,038.5	4,205.7
Intangible assets not subject to amortization	1,819.3	1,592.8
Intangible assets subject to amortization, net	426.0	541.6
Other assets, net	1,389.5	1,358.9
Total assets	$12,728.3	$13,594.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$286.7	$424.4
Current portion of deferred revenue	126.5	167.1
Current portion of debt and finance lease obligations	549.6	581.9
Accrued interest	114.5	157.3
Accrued payroll and employee benefits	93.9	79.1
Current derivative liabilities	51.1	25.0
Current portion of operating lease liabilities	88.2	84.3
Other accrued and current liabilities	637.9	613.5
Total current liabilities	1,948.4	2,132.6
Long-term debt and finance lease obligations	7,606.3	7,598.0
Deferred tax liabilities	476.7	630.6
Deferred revenue	85.1	91.6
Other long-term liabilities	845.6	832.1
Total liabilities	10,962.1	11,284.9

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 53.7 million and 38.0 million shares issued and outstanding, respectively, at September 30, 2024; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at September 30, 2024; 2.2 million shares issued and outstanding at December 31, 2023	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 192.4 million and 156.3 million shares issued and outstanding, respectively, at September 30, 2024; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 51.8 million and 39.6 million shares, respectively	(444.1)	(361.2)
Additional paid-in capital	5,290.3	5,262.0
Accumulated deficit	(3,420.7)	(2,941.7)
Accumulated other comprehensive loss, net of taxes	(201.1)	(198.0)
Total Liberty Latin America shareholders	1,226.8	1,763.5
Noncontrolling interests	539.4	546.2
Total equity	1,766.2	2,309.7
Total liabilities and equity	$12,728.3	$13,594.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions, except per share amounts

Revenue	$1,089.2	$1,125.8	$3,306.6	$3,347.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	231.9	259.1	717.4	740.2
Other operating costs and expenses	470.1	462.4	1,481.7	1,415.4
Depreciation and amortization	245.4	230.5	729.9	705.6
Impairment, restructuring and other operating items, net	521.4	11.1	553.6	81.6
	1,468.8	963.1	3,482.6	2,942.8
Operating income (loss)	(379.6)	162.7	(176.0)	404.7
Non-operating expense:
Interest expense	(159.2)	(152.3)	(471.3)	(448.0)
Realized and unrealized gains (losses) on derivative instruments, net	(31.3)	47.5	39.0	52.8
Foreign currency transaction gains (losses), net	(7.6)	3.7	(30.7)	46.2
Gains (losses) on debt extinguishments, net	—	0.3	(0.3)	(3.9)
Other income (expense), net	2.9	(3.6)	(3.7)	(4.0)
	(195.2)	(104.4)	(467.0)	(356.9)
Earnings (loss) before income taxes	(574.8)	58.3	(643.0)	47.8
Income tax benefit (expense)	145.7	(10.4)	176.5	(51.9)
Net earnings (loss)	(429.1)	47.9	(466.5)	(4.1)
Net loss (earnings) attributable to noncontrolling interests	(6.7)	11.8	(12.5)	33.3
Net earnings (loss) attributable to Liberty Latin America shareholders	$(435.8)	$59.7	$(479.0)	$29.2

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(2.22)	$0.29	$(2.41)	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$(429.1)	$47.9	$(466.5)	$(4.1)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1.9	8.6	(1.2)	31.0
Reclassification adjustments included in net earnings (loss)	(6.8)	—	(4.8)	—
Pension-related adjustments and other, net	4.6	(4.0)	4.1	(74.5)
Other comprehensive earnings (loss)	(0.3)	4.6	(1.9)	(43.5)
Comprehensive earnings (loss)	(429.4)	52.5	(468.4)	(47.6)
Comprehensive loss (earnings) attributable to noncontrolling interests	(7.4)	11.6	(13.7)	32.4
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(436.8)	$64.1	$(482.1)	$(15.2)

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

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at July 1, 2024	$0.5	$—	$1.9	$(444.1)	$5,278.6	$(2,984.9)	$(200.1)	$1,651.9	$541.8	$2,193.7
Net loss	—	—	—	—	—	(435.8)	—	(435.8)	6.7	(429.1)
Other comprehensive loss	—	—	—	—	—	—	(1.0)	(1.0)	0.7	(0.3)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	2.0	2.0
Share-based compensation	—	—	—	—	11.7	—	—	11.7	—	11.7
Balance at September 30, 2024	$0.5	$—	$1.9	$(444.1)	$5,290.3	$(3,420.7)	$(201.1)	$1,226.8	$539.4	$1,766.2

Balance at January 1, 2024	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
Net loss	—	—	—	—	—	(479.0)	—	(479.0)	12.5	(466.5)
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)	1.2	(1.9)
Repurchase of Liberty Latin America common shares	—	—	—	(82.9)	—	—	—	(82.9)	—	(82.9)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(22.5)	(22.5)
Contribution from noncontrolling interest owner	—	—	—	—	—	—	—	—	2.0	2.0
Share-based compensation	—	—	—	—	42.9	—	—	42.9	—	42.9
Capped call option contracts	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Balance at September 30, 2024	$0.5	$—	$1.9	$(444.1)	$5,290.3	$(3,420.7)	$(201.1)	$1,226.8	$539.4	$1,766.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2024	2023
	in millions
Cash flows from operating activities:
Net loss	$(466.5)	$(4.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	51.3	77.8
Depreciation and amortization	729.9	705.6
Impairments and other non-cash activity, net	513.3	49.5
Amortization of debt financing costs, premiums and discounts, net	15.1	23.5
Realized and unrealized gains on derivative instruments, net	(39.0)	(52.8)
Foreign currency transaction losses (gains), net	30.7	(46.2)
Losses on debt extinguishments, net	0.3	3.9
Deferred income tax expense benefit	(278.0)	(12.7)
Changes in operating assets and liabilities, net of an acquisition	(199.4)	(238.0)
Net cash provided by operating activities	357.7	506.5

Cash flows from investing activities:
Capital expenditures, net	(376.7)	(422.9)
Cash paid in connection with an acquisition	(95.4)	—
Other investing activities, net	(41.2)	(29.6)
Net cash used by investing activities	$(513.3)	$(452.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Nine months ended September 30,
	2024	2023
	in millions
Cash flows from financing activities:
Borrowings of debt	$619.3	$756.3
Payments of principal amounts of debt and finance lease obligations	(770.6)	(855.6)
Repurchase of Liberty Latin America common shares	(82.9)	(110.8)
Distributions to non-controlling interest owners	(22.5)	(41.2)
Payment of financing costs and debt redemption premiums	(3.0)	(15.4)
Net cash received related to derivative instruments	43.2	9.8
Capped call premium payment	(14.6)	—
Other financing activities, net	(2.4)	2.0
Net cash used by financing activities	(233.5)	(254.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.2)	(5.3)

Net decrease in cash, cash equivalents and restricted cash	(395.3)	(206.2)

Cash, cash equivalents and restricted cash:
Beginning of period	999.8	788.9
End of period	$604.5	$582.7

Cash paid for interest	$493.3	$423.6
Net cash paid for taxes	$103.4	$60.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2024.
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
September 30, 2024
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
September 30, 2024
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
Non-recurring Fair Value Measurements
Acquisition Accounting
During the third quarter of 2024, we performed certain nonrecurring valuations related to the preliminary acquisition accounting for the LPR Acquisition. For information related to the status of valuation work associated with the net assets acquired in connection with the LPR Acquisition, see note 4. During the second quarter of 2023, we finalized our acquisition accounting for the Claro Panama Acquisition, which did not result in any material changes to the associated opening balance sheet.
Nonrecurring valuations associated with acquisition accounting use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. The nonrecurring valuations associated with the LPR Acquisition primarily include the valuation of customer relationships and spectrum intangible assets, each as further described below:
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
•Spectrum intangible assets. The valuation of spectrum intangible assets may use either an adjusted market-based approach, which requires the calibration of observable market inputs to reflect the fair value of the assets acquired, or a combination of an adjusted market-based approach with other methods, such as an income-based approach, which requires a wide range of assumptions and inputs, including forecasting costs associated with building a complementary asset base.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
During the third quarters of 2024 and 2023, we completed our annual goodwill impairment assessments. For these assessments, we used an income approach to determine the estimated fair values of our reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services.
Based upon the results of the aforementioned analyses, we (i) recognized a goodwill impairment charge associated with our Liberty Puerto Rico reporting unit during the third quarter of 2024, as further described in note 7, and (ii) did not recognize any goodwill impairment charges during the third quarter of 2023.
(4)    Acquisitions
Pending Transaction
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

During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of equity of Liberty Costa Rica for aggregate cash consideration of approximately $82 million, comprising CRC 22 billion ($42 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.

2024 Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar (formerly DISH Network) to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million, subject to post-closing adjustments, will be paid in four annual installments, the first of which commenced on the closing date, September 3, 2024, and the remainder of which will be paid on the anniversary of the closing date over the next three years. On September 3, 2024, we completed the LPR Acquisition and paid the first installment of $95 million, which is reflected as cash paid for an acquisition in our condensed consolidated statement of cash flows.
The following table sets forth a reconciliation of the stated purchase price to the net cash paid as of September 30, 2024 (in millions):

Stated purchase price	$255.8
International roaming credits, net present value adjustment and net working capital adjustments, net (a)	(17.8)
Total consideration	238.0
Consideration outstanding (b)	142.6
Total cash paid for acquisition	$95.4
(a)Represents the (i) preliminary fair value of approximately $7 million assigned to international roaming credits to be provided to EchoStar in addition to the stated purchase price, (ii) the difference between the stated purchase price and the net present value of the deferred payment obligation for the LPR Acquisition, which will be amortized to interest expense over the remaining payment term of the cash installments, and (iii) net working capital adjustments that have not yet been settled.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
(b)Represents the (i) net present value of our deferred payment obligation, which comprises three payment installments of $72 million, $45 million and $40 million that will be paid on the anniversary of the closing date, September 3, 2024, during 2025, 2026 and 2027, respectively, (ii) the fair value of international roaming credits and (iii) certain working capital adjustments that have not yet been settled. The current portion of our deferred payment obligation is recorded to other accrued and current liabilities in our condensed consolidated balance sheet and the long-term portion is recorded to other long-term liabilities in our condensed consolidated balance sheet.
We have accounted for the LPR Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable net assets and liabilities, which primarily comprise spectrum and customer relationship intangible assets that remain open to finalize. A summary of the purchase price and the preliminary opening balance sheet associated with the LPR Acquisition at the September 3, 2024 acquisition date is presented in the following table (in millions):

Goodwill (a)	$11.0
Intangible assets not subject to amortization (b)	221.4
Intangible assets subject to amortization (c)	7.2
Other accrued and current liabilities	(1.6)
Total purchase price	$238.0
(a)The goodwill recognized in connection with the LPR Acquisition is primarily attributable to (i) competitive advantages resulting from the acquisition of spectrum in the region and (ii) synergies that are expected to be achieved through the integration of the acquired prepaid mobile business with Liberty Latin America’s existing business in Puerto Rico and USVI. We expect that all of the goodwill resulting from the LPR Acquisition will be deductible for tax purposes.
(b)Represents the estimated fair value of spectrum licenses.
(c)Represents the estimated fair value of the acquired customer relationship intangible asset, which has a weighted average useful life of 4 years at September 3, 2024.
Our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2024 include revenue and net earnings of $3 million and $0.3 million, respectively, attributable to the LPR Acquisition.
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
i.the impact of estimated costs associated with a transaction services agreement;
ii.the elimination of direct acquisition costs;
iii.interest expense related to additional borrowings in conjunction with the LPR Acquisition;
iv.interest expense related to the amortization of the discounts recognized in connection with recording our deferred payment obligation and international roaming credits at their net present values; and
v.amortization expense related to acquired intangible assets.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
The following unaudited pro forma condensed consolidated operating results give effect to the LPR Acquisition, as if it had been completed as of January 1, 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Revenue	$1,095.7	$1,137.2	$3,333.1	$3,380.9
Net earnings (loss) attributable to Liberty Latin America shareholders	$(435.0)	$56.7	$(478.4)	$18.9
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Nine months ended September 30,
	2024	2023
	in millions

Balance at beginning of period	$91.6	$101.1
Provision for expected losses, net	88.0	54.4
Write-offs, net of recoveries	(58.0)	(63.5)
Foreign currency translation adjustments	(0.5)	2.5
Balance at end of period	$121.1	$94.5
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2024			December 31, 2023
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$74.9	$78.6	$153.5	$91.9	$157.4	$249.3
Other	—	—	—	0.1	—	0.1
Total	$74.9	$78.6	$153.5	$92.0	$157.4	$249.4

Liabilities (b):
Interest rate derivative contracts	$41.6	$0.8	$42.4	$8.2	$30.6	$38.8
Foreign currency forward contracts	9.5	1.1	10.6	16.8	4.0	20.8
Total	$51.1	$1.9	$53.0	$25.0	$34.6	$59.6
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
In July 2024, Hurricane Beryl impacted our Jamaica operations and certain smaller operations within C&W Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructures in these markets. Hurricane Beryl triggered a claim pursuant to the Weather Derivatives, which resulted in net proceeds of $44 million during the third quarter of 2024. The proceeds associated with this claim are reflected as a derivative gain in our condensed consolidated statement of operations and a cash inflow related to operating activities in our condensed consolidated statement of cash flows.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Interest rate derivative contracts	$(64.2)	$60.1	$21.7	$99.8
Foreign currency forward contracts and other	(3.1)	(5.0)	(3.8)	(23.9)
Weather Derivatives	36.0	(7.6)	21.1	(23.1)
Total	$(31.3)	$47.5	$39.0	$52.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Nine months ended September 30,
	2024	2023
	in millions

Operating activities	$74.9	$17.4
Investing activities	(0.8)	—
Financing activities	43.2	9.8
Total	$117.3	$27.2
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2024, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $112 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	2.8

Liberty Puerto Rico	$500.0	3.0
(a)Includes embedded floors of 0% on certain contracts.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at September 30, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W	$2,100.0	0.3

Liberty Puerto Rico	$620.0	0.3
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At September 30, 2024, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 3.0 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At September 30, 2024, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 3.0 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2024, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $204 million and CRC 112 billion, respectively, with a weighted average remaining contractual life of 0.6 years.
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2024	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Acquisition	—	—	—	11.0	—	11.0
Foreign currency translation adjustments and other	(3.1)	—	(2.3)	—	—	(5.4)
Impairment	—	—	—	(501.1)	—	(501.1)
September 30, 2024	$1,215.0	$617.1	$653.6	$11.0	$491.2	$2,987.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Based on the results of our annual goodwill impairment test, we impaired the goodwill balance at our Liberty Puerto Rico reporting unit, which is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations. This impairment was mainly driven by declines in revenue, primarily from mobile subscriber losses, increased bad debt and other adverse impacts largely associated with (i) the migration of customers acquired from AT&T to our mobile network and (ii) various network challenges that have impacted these mobile customers.
Our accumulated goodwill impairments were $3,286 million and $2,784 million as of September 30, 2024 and December 31, 2023, respectively.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2024	December 31, 2023
	in millions

Distribution systems	$5,056.8	$4,797.4
Support equipment, buildings, land and CIP	1,945.9	1,923.9
CPE	1,011.2	938.3
	8,013.9	7,659.6
Accumulated depreciation	(3,975.4)	(3,453.9)
Total	$4,038.5	$4,205.7
During the nine months ended September 30, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $118 million and $118 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	September 30, 2024	December 31, 2023
	in millions

Spectrum licenses (a)	$1,277.5	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total	$1,819.3	$1,592.8
(a)The 2024 amount includes $221 million of spectrum licenses attributable to the LPR Acquisition. For additional information regarding the assets acquired as part of the LPR Acquisition, see note 4.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2024	December 31, 2023
	in millions

Customer relationships (a)	$894.8	$1,327.8
Licenses and other	240.0	286.7
	1,134.8	1,614.5
Accumulated amortization	(708.8)	(1,072.9)
Total	$426.0	$541.6
(a)The 2024 amount includes $7 million of customer relationships attributable to the LPR Acquisition. For additional information regarding the assets acquired as part of the LPR Acquisition, see note 4.
(8)    Investments
The Chile JV
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV. During October 2022, we completed the formation of the Chile JV, which was owned 50:50 by Liberty Latin America and América Móvil. Subsequent to September 30, 2024, our interest in the Chile JV was reduced to less than 10% upon the conversion by América Móvil of its outstanding convertible notes. The conversion did not have a material impact to our condensed consolidated financial statements.
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru, in which we have continued to make investments through September 30, 2024. We account for our investment in WOW as an equity method investment. As of September 30, 2024, our investment in WOW, including shares and certain loans, totaled $80 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three and nine months ended September 30, 2024 and 2023 were immaterial.
(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	in millions
Operating lease expense:
Operating lease cost	$30.2	$34.8	$90.3	$100.2
Short-term lease cost	7.3	7.0	21.0	21.8
Total operating lease expense	$37.5	$41.8	$111.3	$122.0
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	September 30, 2024	December 31, 2023
	in millions

Operating lease right-of-use assets (a)	$463.3	$475.2
Operating lease liabilities:
Current	$88.2	$84.3
Noncurrent	454.1	483.4
Total operating lease liabilities	$542.3	$567.7

Weighted-average remaining lease term	7.1 years	7.4 years

Weighted-average discount rate	8.0%	7.8%

	Nine months ended
	September 30,
	2024	2023
	in millions

Operating cash outflows related to operating leases	$99.6	$99.6
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$51.1	$38.1
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
(b)Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2024 and 2023, respectively.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2024 exchange rates.

Years ending December 31:
2024 (remainder of year)	$32.2
2025	123.2
2026	111.3
2027	95.4
2028	85.8
2029	74.5
Thereafter	207.4
Total operating lease liabilities on an undiscounted basis	729.8
Present value discount	(187.5)
Present value of operating lease liabilities	$542.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2024			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

		in millions

Convertible Notes	(d)	—	$—	$—	$213.8	$—	$220.3
C&W Notes	6.55%	—	—	1,703.1	1,609.8	1,715.0	1,715.0
C&W Credit Facilities (e)	7.13%	(f)	533.6	2,726.0	2,663.4	2,769.6	2,694.2
LPR Senior Secured Notes	6.08%	—	—	1,727.8	1,851.5	1,981.0	1,981.0
LPR Credit Facilities	8.92%	$122.5	122.5	613.6	621.6	670.0	620.0
LCR Credit Facilities	10.86%	$54.0	54.0	499.9	463.5	456.0	450.0
Vendor financing, Tower Transactions and other (g) (h)	8.15%	—	—	615.2	561.7	615.2	561.7
Total debt before premiums, discounts and deferred financing costs	7.18%		$710.1	$7,885.6	$7,985.3	$8,206.8	$8,242.2
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2024	December 31, 2023
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,206.8	$8,242.2
Premiums, discounts and deferred financing costs, net	(55.6)	(67.8)
Total carrying amount of debt	8,151.2	8,174.4
Finance lease obligations	4.7	5.5
Total debt and finance lease obligations	8,155.9	8,179.9
Less: Current maturities of debt and finance lease obligations	(549.6)	(581.9)
Long-term debt and finance lease obligations	$7,606.3	$7,598.0
(a)Represents the weighted average interest rate in effect at September 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2024, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2024 compliance reporting requirements. At September 30, 2024, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
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
(d)The Convertible Notes were fully redeemed in the third quarter of 2024. See Financing Activity below for further details.
(e)Includes other facilities that are generally repaid in three annual installments.
(f)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(g)During 2023, we entered into the Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets.
(h)Includes $325 million and $299 million at September 30, 2024 and December 31, 2023, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $145 million and $132 million for the nine months ended September 30, 2024 and 2023, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During the nine months ended September 30, 2024 and 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed
						in millions

2024	C&W	C&W Revolving Credit Facility (a)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$265.0
2024	C&W	C&W Other Facilities	100%	(b)	6.96%	$22.5
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$100.0
2024	Liberty Costa Rica	LCR Revolving Credit Facility (c)	N/A	January 15, 2028	Term SOFR + 4.25%	$31.0
2023	C&W	C&W Other Facilities	100%	(d)	6.483%	$69.0
2023	C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$40.0
2023	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$65.0
2023	Liberty Costa Rica	2031 LCR Term Loan A	100%	January 15, 2031	10.875%	$50.0
2023	Liberty Costa Rica	2031 LCR Term Loan B	100%	January 15, 2031	10.875%	$400.0
2023	Liberty Costa Rica	LCR Revolving Credit Facility (c)	N/A	January 15, 2028	Term SOFR + 4.25%	$—
N/A – Not applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
(a)In September 2024, an extension agreement was executed on the C&W Revolving Credit Facility which extends the maturity date to: (i) July 31, 2027 upon the refinancing of the 2027 C&W Senior Secured Notes and 2027 C&W Senior Notes in full, (ii) then April 15, 2029, upon the refinancing of the C&W Term Loan B-5 Facility and (iii) then September 24, 2029, upon the refinancing of the C&W Term Loan B-6 Facility.
(b)This borrowing is due in three annual installments beginning in May 2025.
(c)The LCR Revolving Credit Facility has a fee on unused commitments of 0.5% per year.
(d)This borrowing is due in three annual installments, the first of which was due in May 2024.
During the nine months ended September 30, 2024 and 2023, we made certain repurchases or repayments on the following debt instruments:

				Amount paid
Period	Borrowing group / Borrower	Instrument	Redemption price	Borrowing currency		USD equivalent (a)
				USD in millions, CRC in billions

2024	C&W	C&W Revolving Credit Facility	100%		$155.0	$155.0
2024	C&W	C&W Regional Facilities	100%		$20.0	$20.0
2024	C&W	C&W Other Facilities	100%		$23.0	$23.0
2024	C&W	CWP Revolving Credit Facility	100%		$10.0	$10.0
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$50.0	$50.0
2024	Liberty Costa Rica	LCR Revolving Credit Facility	100%		$25.0	$25.0
2024	Liberty Latin America	Convertible Notes	(b)		$219.2	$219.2
2023	C&W	C&W Revolving Credit Facility	100%		$20.0	$20.0
2023	Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$65.0	$65.0
2023	Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7
2023	Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6
2023	Liberty Costa Rica	LCR Revolving Credit Facility	100.0%		$8.0	$8.0
2023	Liberty Latin America	Convertible Notes	(c)		$173.0	$173.0
(a)Translated at the transaction date, as applicable.
(b)During the nine months ended September 30, 2024, we repurchased and cancelled $220 million original principal amount of the Convertible Notes at a weighted average redemption price of 99.5%. In addition, we unwound $102 million of the Convertible Notes Capped Calls for immaterial value on settlement during the first quarter of 2024 and the remaining amount expired with no value on the July 15, 2024 maturity date.
(c)During the nine months ended September 30, 2023, we repurchased and cancelled $182 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.9%. In connection with these repurchases, we unwound $182 million of the related Convertible Notes Capped Calls.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Maturities of Debt
Maturities of our debt as of September 30, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2024 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2024 (remainder of year)	$186.0	$74.1	$6.0	$0.2	$266.3
2025	240.7	49.1	—	1.0	290.8
2026	35.3	12.8	—	1.0	49.1
2027	1,727.5	1,163.0	—	0.5	2,891.0
2028	2,001.6	620.5	—	—	2,622.1
2029	596.0	820.7	—	—	1,416.7
Thereafter	183.0	37.8	450.0	—	670.8
Total debt maturities	4,970.1	2,778.0	456.0	2.7	8,206.8
Premiums, discounts and deferred financing costs, net	(24.3)	(18.4)	(12.9)	—	(55.6)
Total debt	$4,945.8	$2,759.6	$443.1	$2.7	$8,151.2
Current portion	$423.1	$118.9	$6.0	$0.9	$548.9
Noncurrent portion	$4,522.7	$2,640.7	$437.1	$1.8	$7,602.3
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Events
In October 2024, C&W issued $1.0 billion principal amount of 7.125% senior secured notes due October 15, 2032. The 2032 C&W Senior Secured Notes were issued at par. The proceeds from the 2032 C&W Senior Secured Notes were primarily used to (i) fully repay $495 million of the 2027 C&W Senior Secured Notes and (ii) partially repay $485 million of the 2027 C&W Senior Notes.
Additionally, subsequent to September 30, 2024, we (i) borrowed $20 million on the LPR Revolving Credit Facility, (ii) borrowed and repaid $10 million on the C&W Revolving Credit Facility and (iii) repaid $6 million on the LCR Revolving Credit Facility.
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2024, we have approximately $255 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of four years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
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
During the nine months ended September 30, 2024, we repurchased 4 million and 8 million Class A and Class C common shares, respectively. During the nine months ended September 30, 2023, we repurchased 3 million and 11 million Class A and Class C common shares, respectively. At September 30, 2024, the remaining amount authorized for share repurchases under the Share Repurchase Program was $242 million, which is net of the premium associated with the capped call option contracts, as further described below.
Capped Call Option Contracts
During June 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on 1.7 million and 4.3 million Liberty Latin America Class A and Class C common shares, respectively, with a low exercise price and a capped payout. These contracts will expire 12 to 18 months following the June 2024 trade date and can result in the receipt of cash or shares at our election. Shares acquired through the exercise of the call options will be included in our share repurchases. The capped call option contracts are not considered derivative instruments as the contracts are indexed to our Class A and Class C common shares and are therefore classified within shareholders’ equity. At September 30, 2024, the aggregate premium associated with these capped call option contracts of $15 million is included as a reduction of additional paid-in capital in our condensed consolidated statement of equity and as a financing cash outflow in our condensed consolidated statement of cash flows.
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
Our programming and other direct costs of services by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Programming and copyright	$58.5	$60.2	$179.0	$180.3
Interconnect	69.0	77.5	206.8	227.5
Equipment	73.2	77.7	224.7	236.8
Project-related and other	31.2	43.7	106.9	95.6
Total programming and other direct costs of services	$231.9	$259.1	$717.4	$740.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
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
Our other operating costs and expenses by major category are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Personnel and contract labor	$141.5	$130.8	$441.5	$418.1
Network-related	59.2	65.2	186.8	193.6
Service-related	63.3	52.3	200.4	162.6
Commercial	46.1	47.1	146.0	136.2
Facility, provision, franchise and other	144.1	142.9	448.1	427.1
Share-based compensation and other Employee Incentive Plan-related expense	15.9	24.1	58.9	77.8
Total other operating costs and expenses	$470.1	$462.4	$1,481.7	$1,415.4
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Income tax benefit (expense) was $146 million and ($10 million) during the three months ended September 30, 2024 and 2023, respectively, and $177 million and ($52 million) during the nine months ended September 30, 2024 and 2023, respectively. This represents an effective income tax rate of (25.3%) and (17.8%) for the three months ended September 30, 2024 and 2023, respectively, and (27.4%) and (108.6%) for the nine months ended September 30, 2024 and 2023, respectively, including items treated discretely.
For the three and nine months ended September 30, 2024, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of international rate differences, net decreases in valuation allowances and permanent tax differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of non-deductible goodwill impairment, permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. For the three months ended September 30, 2024, our income tax benefit reflects our estimate of global minimum tax which has been reduced for changes in legislative landscape and updated current and forecasted operating results. For the nine months ended September 30, 2024, our income tax benefit reflects effects of net legislative increase to the statutory tax rate in Barbados and the net detrimental effects of the inclusion of global minimum tax.
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions, except per share amounts
Numerator:
Net earnings (loss) attributable to Liberty Latin America shareholders - basic and diluted	$(435.8)	$59.7	$(479.0)	$29.2

Denominator:
Basic EPS computation:
Weighted average shares - basic (a)	196.4	207.2	199.0	211.7
Diluted EPS computation:
Incremental shares attributable to the release of SARs, PSUs and RSUs upon vesting, the LTVP and the ESPP (treasury stock method)	—	1.4	—	1.1
Weighted average shares - diluted (b)	196.4	208.6	199.0	212.8

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$(2.22)	$0.29	$(2.41)	$0.14

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
(a)During the three and nine months ended September 30, 2024, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at September 30, 2024 of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria (in millions):

Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	42.4
Outstanding PSUs and PSARs	8.6
LTVP and ESPP	4.1
(b)We reported net earnings attributable to Liberty Latin America shareholders during the three and nine months ended September 30, 2023. The following table sets forth items that have been excluded from our computation of diluted EPS because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PSARs, because such awards had not yet met the applicable performance criteria:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	32.0	32.8
Outstanding PSUs and PSARs	8.8	8.8
ESPP	0.1	0.1
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	10.7	10.7
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, during the 2023 periods, the Convertible Notes Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During 2024, the Convertible Notes Capped Calls expired at maturity or were unwound in connection with redemption activity on the Convertible Notes, as further described in note 10.
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
September 30, 2024
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
As of September 30, 2024, our reportable segments are as follows:
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

C&W Caribbean	$359.5	$360.5	$1,092.0	$1,070.6
C&W Panama	188.0	190.4	554.4	536.5
Liberty Networks	109.9	112.5	337.5	339.8
Liberty Puerto Rico	308.2	351.2	944.0	1,064.2
Liberty Costa Rica	145.5	134.6	445.0	399.0
Corporate	4.5	6.5	15.5	18.5
Intersegment eliminations	(26.4)	(29.9)	(81.8)	(81.1)
Total	$1,089.2	$1,125.8	$3,306.6	$3,347.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

C&W Caribbean	$157.7	$150.4	$465.3	$436.9
C&W Panama	68.7	58.5	190.3	161.0
Liberty Networks	59.3	64.2	181.6	200.0
Liberty Puerto Rico	88.2	116.4	228.4	381.6
Liberty Costa Rica	50.8	49.9	162.5	145.2
Corporate	(21.6)	(11.0)	(61.7)	(55.0)
Total	$403.1	$428.4	$1,166.4	$1,269.7
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Total Adjusted OIBDA	$403.1	$428.4	$1,166.4	$1,269.7
Share-based compensation and other Employee Incentive Plan-related expense (a)	(15.9)	(24.1)	(58.9)	(77.8)
Depreciation and amortization	(245.4)	(230.5)	(729.9)	(705.6)
Impairment, restructuring and other operating items, net	(521.4)	(11.1)	(553.6)	(81.6)
Operating income (loss)	(379.6)	162.7	(176.0)	404.7
Interest expense	(159.2)	(152.3)	(471.3)	(448.0)
Realized and unrealized gains (losses) on derivative instruments, net	(31.3)	47.5	39.0	52.8
Foreign currency transaction gains (losses), net	(7.6)	3.7	(30.7)	46.2
Gains (losses) on debt extinguishments, net	—	0.3	(0.3)	(3.9)
Other income (expense), net	2.9	(3.6)	(3.7)	(4.0)
Earnings (loss) before income taxes	$(574.8)	$58.3	$(643.0)	$47.8
(a)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
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

	Nine months ended September 30,
	2024	2023
	in millions

C&W Caribbean	$150.6	$173.8
C&W Panama	74.9	82.8
Liberty Networks	36.2	37.1
Liberty Puerto Rico	135.8	158.4
Liberty Costa Rica	55.3	46.2
Corporate	32.4	26.0
Total property and equipment additions	485.2	524.3
Assets acquired under capital-related vendor financing arrangements	(117.5)	(117.7)
Changes in current liabilities related to capital expenditures and other	9.0	16.3
Total capital expenditures, net	$376.7	$422.9
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)

	Three months ended September 30, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.1	$31.2	$—	$117.0	$33.5	$—	$—	$300.8
Non-subscription revenue	5.8	1.2	—	5.9	7.6	—	—	20.5
Total residential fixed revenue	124.9	32.4	—	122.9	41.1	—	—	321.3
Residential mobile revenue:
Service revenue	91.1	70.5	—	82.7	68.0	—	—	312.3
Interconnect, inbound roaming, equipment sales and other (b)	18.1	16.0	—	42.3	19.8	4.3	—	100.5
Total residential mobile revenue	109.2	86.5	—	125.0	87.8	4.3	—	412.8
Total residential revenue	234.1	118.9	—	247.9	128.9	4.3	—	734.1
B2B revenue (c)	125.4	69.1	109.9	54.1	16.6	0.2	(26.4)	348.9
Other revenue	—	—	—	6.2	—	—	—	6.2
Total	$359.5	$188.0	$109.9	$308.2	$145.5	$4.5	$(26.4)	$1,089.2
(a)Included in this amount is $22 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $47 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)

	Three months ended September 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.6	$29.6	$—	$120.5	$35.5	$—	$—	$308.2
Non-subscription revenue	6.5	1.4	—	7.7	4.0	—	(1.8)	17.8
Total residential fixed revenue	129.1	31.0	—	128.2	39.5	—	(1.8)	326.0
Residential mobile revenue:
Service revenue	83.9	66.0	—	99.3	60.7	—	—	309.9
Interconnect, inbound roaming, equipment sales and other (b)	18.4	13.6	—	58.8	19.3	5.6	—	115.7
Total residential mobile revenue	102.3	79.6	—	158.1	80.0	5.6	—	425.6
Total residential revenue	231.4	110.6	—	286.3	119.5	5.6	(1.8)	751.6
B2B revenue (c)	129.1	79.8	112.5	56.8	15.1	0.9	(28.1)	366.1
Other revenue	—	—	—	8.1	—	—	—	8.1
Total	$360.5	$190.4	$112.5	$351.2	$134.6	$6.5	$(29.9)	$1,125.8
(a)Included in this amount is $23 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $60 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $5 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)

	Nine months ended September 30, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$364.7	$91.7	$—	$357.2	$103.6	$—	$—	$917.2
Non-subscription revenue	20.5	3.6	—	16.9	25.2	—	(1.5)	64.7
Total residential fixed revenue	385.2	95.3	—	374.1	128.8	—	(1.5)	981.9
Residential mobile revenue:
Service revenue	262.9	200.2	—	254.9	204.3	—	—	922.3
Interconnect, inbound roaming, equipment sales and other (b)	56.4	43.0	—	130.7	62.5	14.9	—	307.5
Total residential mobile revenue	319.3	243.2	—	385.6	266.8	14.9	—	1,229.8
Total residential revenue	704.5	338.5	—	759.7	395.6	14.9	(1.5)	2,211.7
B2B revenue (c)	387.5	215.9	337.5	162.7	49.4	0.6	(80.3)	1,073.3
Other revenue	—	—	—	21.6	—	—	—	21.6
Total	$1,092.0	$554.4	$337.5	$944.0	$445.0	$15.5	$(81.8)	$3,306.6
(a)Included in this amount is $67 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $146 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $18 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)

	Nine months ended September 30, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$363.9	$86.6	$—	$358.6	$109.0	$—	$—	$918.1
Non-subscription revenue	21.2	4.2	—	19.4	9.1	—	(1.8)	52.1
Total residential fixed revenue	385.1	90.8	—	378.0	118.1	—	(1.8)	970.2
Residential mobile revenue:
Service revenue	245.3	196.8	—	302.2	178.8	—	—	923.1
Interconnect, inbound roaming, equipment sales and other (b)	57.7	40.5	—	183.9	56.4	17.6	—	356.1
Total residential mobile revenue	303.0	237.3	—	486.1	235.2	17.6	—	1,279.2
Total residential revenue	688.1	328.1	—	864.1	353.3	17.6	(1.8)	2,249.4
B2B revenue (c)	382.5	208.4	339.8	168.7	45.7	0.9	(79.3)	1,066.7
Other revenue	—	—	—	31.4	—	—	—	31.4
Total	$1,070.6	$536.5	$339.8	$1,064.2	$399.0	$18.5	$(81.1)	$3,347.5
(a)Included in this amount is $65 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $186 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $21 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2024
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Puerto Rico	$292.7	$334.3	$897.8	$1,015.3
Panama	187.2	189.6	552.2	534.3
Costa Rica	145.6	134.3	444.2	398.3
Jamaica	103.1	103.2	308.4	301.6
Networks & LatAm (a)	87.5	89.6	270.1	274.5
The Bahamas	47.9	48.9	154.8	143.6
Trinidad and Tobago	39.0	39.2	117.1	117.2
Barbados	41.4	39.5	121.8	117.5
Curacao	34.1	34.0	102.2	102.8
Other (b)	110.7	113.2	338.0	342.4
Total	$1,089.2	$1,125.8	$3,306.6	$3,347.5
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2024 and 2023.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of September 30, 2024.
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the transaction with Millicom to combine our respective Costa Rica operations;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the AT&T Acquisition and the transaction with Millicom to combine our respective Costa Rica operations;
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
•our equity capital structure;
•our ability to realize the full value of our intangible assets and the impact of any impairments;
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
At September 30, 2024, we (i) owned and operated fixed networks that passed 4,713,000 homes and served 3,986,100 RGUs, comprising 1,824,500 broadband internet subscribers, 1,232,700 fixed-line telephony subscribers and 928,900 video subscribers and (ii) served 7,989,300 mobile subscribers.
Hurricane Beryl
In July 2024, Hurricane Beryl impacted our Jamaica operations and certain smaller operations within C&W Caribbean, resulting in varying degrees of damage to homes, businesses, and infrastructures in these markets. In connection with Hurricane Beryl, during the third quarter of 2024, we experienced adverse impacts to revenue and RGUs, Adjusted OIBDA, and property and equipment additions, which we expect will continue during the fourth quarter of 2024. Specifically, during the third quarter of 2024, Hurricane Beryl had a negative impact on revenue and Adjusted OIBDA of approximately $5 million and $8 million, respectively, which includes the positive impact from the hurricane on prepaid revenue. In addition, we incurred property and equipment additions of approximately $7 million to replace infrastructure and equipment that has been damaged beyond repair or to enhance network resiliency. We did not recognize any material impairments in connection with Hurricane Beryl. As a result of the hurricane, during the third quarter of 2024, we estimate that we lost approximately 33,000 RGUs, comprising 16,000 broadband internet subscribers, 15,000 fixed-line telephony subscribers, and 2,000 video subscribers. We also saw a positive impact from the hurricane to our prepaid mobile subscribers. Hurricane Beryl did not have a material impact on our homes passed count.
During the fourth quarter of 2024, we expect to continue to see adverse impacts from Hurricane Beryl on our impacted businesses. Currently, we estimate that Hurricane Beryl will negatively impact revenue and Adjusted OIBDA during the fourth quarter by between $5 million and $10 million, mainly driven by subscriber losses. We also expect to incur additional property and equipment additions of approximately $10 million to $15 million. Together with the third quarter impacts, we expect that the aggregate impact from Hurricane Beryl during 2024 for revenue and Adjusted OIBDA will be between $10 million and $20 million and toward the high end of our expected range of $10 million to $20 million for property and equipment additions.
Hurricane Beryl triggered a claim pursuant to the Weather Derivatives, which resulted in net proceeds of $44 million during the third quarter of 2024. The proceeds associated with this claim are reflected as a derivative gain in our condensed consolidated statement of operations and as a cash inflow related to operating activities in our condensed consolidated statement of cash flows.
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

During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of equity of Liberty Costa Rica for aggregate cash consideration of approximately $82 million, comprising CRC 22 billion ($42 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.

Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2024 and 2023 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.
In the following discussion, we quantify the estimated impacts on the operating results of the periods under comparison that are attributable to the LPR Acquisition, which was completed on September 3, 2024. With respect to acquisitions, organic changes exclude the operating results of an acquired entity during the first 12 months following the date of acquisition.
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
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

Revenue	$1,089.2	$1,125.8	$(36.6)	$2.5	$2.9	$(42.0)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	231.9	259.1	(27.2)	0.6	2.0	(29.8)
Other operating costs and expenses	470.1	462.4	7.7	1.2	0.6	5.9
Depreciation and amortization	245.4	230.5	14.9	0.4	—	14.5
Impairment, restructuring and other operating items, net	521.4	11.1	510.3	(0.2)	—	510.5
	1,468.8	963.1	505.7	2.0	2.6	501.1
Operating income (loss)	$(379.6)	$162.7	$(542.3)	$0.5	$0.3	$(543.1)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

Revenue	$3,306.6	$3,347.5	$(40.9)	$26.2	$2.9	$(70.0)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	717.4	740.2	(22.8)	5.7	2.0	(30.5)
Other operating costs and expenses	1,481.7	1,415.4	66.3	12.3	0.6	53.4
Depreciation and amortization	729.9	705.6	24.3	3.7	—	20.6
Impairment, restructuring and other operating items, net	553.6	81.6	472.0	—	—	472.0
	3,482.6	2,942.8	539.8	21.7	2.6	515.5
Operating income (loss)	$(176.0)	$404.7	$(580.7)	$4.5	$0.3	$(585.5)
As reflected in the tables above, we reported operating losses for the three and nine months ended September 30, 2024, as compared to operating income for the corresponding periods in 2023. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.
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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Operating income (loss)	$(379.6)	$162.7	$(176.0)	$404.7
Share-based compensation and other Employee Incentive Plan-related expense	15.9	24.1	58.9	77.8
Depreciation and amortization	245.4	230.5	729.9	705.6
Impairment, restructuring and other operating items, net	521.4	11.1	553.6	81.6
Consolidated Adjusted OIBDA	$403.1	$428.4	$1,166.4	$1,269.7

The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2023	$150.4	$58.5	$64.2	$116.4	$49.9	$(11.0)	$—	$428.4
Organic changes related to:
Revenue	0.9	(2.4)	(2.3)	(45.9)	6.3	(2.0)	3.4	(42.0)
Programming and other direct costs	2.9	9.5	2.0	19.3	(2.6)	—	(1.3)	29.8
Other operating costs and expenses	4.4	3.1	(4.6)	(1.9)	(4.4)	(8.4)	(2.3)	(14.1)
Non-organic changes related to:
FX	(0.9)	—	—	—	1.6	(0.2)	0.2	0.7
An acquisition	—	—	—	0.3	—	—	—	0.3
September 30, 2024	$157.7	$68.7	$59.3	$88.2	$50.8	$(21.6)	$—	$403.1

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2023	$436.9	$161.0	$200.0	$381.6	$145.2	$(55.0)	$—	$1,269.7
Organic changes related to:
Revenue	25.9	17.9	(8.2)	(123.1)	21.2	(3.0)	(0.7)	(70.0)
Programming and other direct costs	3.5	(4.1)	1.5	37.9	(6.8)	—	(1.5)	30.5
Other operating costs and expenses	1.1	15.5	(12.8)	(68.3)	(6.3)	(3.5)	2.0	(72.3)
Non-organic changes related to:
FX	(2.1)	—	1.1	—	9.2	(0.2)	0.2	8.2
An acquisition	—	—	—	0.3	—	—	—	0.3
September 30, 2024	$465.3	$190.3	$181.6	$228.4	$162.5	$(61.7)	$—	$1,166.4

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	%

C&W Caribbean	43.9	41.7	42.6	40.8
C&W Panama	36.5	30.7	34.3	30.0
Liberty Networks	54.0	57.1	53.8	58.9
Liberty Puerto Rico	28.6	33.1	24.2	35.9
Liberty Costa Rica	34.9	37.1	36.5	36.4
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs (i) during the three and nine months ended September 30, 2024 of $1 million and $17 million, respectively, within our Liberty Puerto Rico segment, and (ii) during the three and nine months ended September 30, 2023 of $3 million and $13 million, respectively, within our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments.
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
The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

C&W Caribbean	$359.5	$360.5	$(1.0)	$(1.9)	$—	$0.9
C&W Panama	188.0	190.4	(2.4)	—	—	(2.4)
Liberty Networks	109.9	112.5	(2.6)	(0.3)	—	(2.3)
Liberty Puerto Rico	308.2	351.2	(43.0)	—	2.9	(45.9)
Liberty Costa Rica	145.5	134.6	10.9	4.6	—	6.3
Corporate	4.5	6.5	(2.0)	—	—	(2.0)
Intersegment eliminations	(26.4)	(29.9)	3.5	0.1	—	3.4
Total	$1,089.2	$1,125.8	$(36.6)	$2.5	$2.9	$(42.0)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

C&W Caribbean	$1,092.0	$1,070.6	$21.4	$(4.5)	$—	$25.9
C&W Panama	554.4	536.5	17.9	—	—	17.9
Liberty Networks	337.5	339.8	(2.3)	5.9	—	(8.2)
Liberty Puerto Rico	944.0	1,064.2	(120.2)	—	2.9	(123.1)
Liberty Costa Rica	445.0	399.0	46.0	24.8	—	21.2
Corporate	15.5	18.5	(3.0)	—	—	(3.0)
Intersegment eliminations	(81.8)	(81.1)	(0.7)	—	—	(0.7)
Total	$3,306.6	$3,347.5	$(40.9)	$26.2	$2.9	$(70.0)
C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$119.1	$122.6	$(3.5)	(3)
Non-subscription revenue	5.8	6.5	(0.7)	(11)
Total residential fixed revenue	124.9	129.1	(4.2)	(3)
Residential mobile revenue:
Service revenue	91.1	83.9	7.2	9
Interconnect, inbound roaming, equipment sales and other	18.1	18.4	(0.3)	(2)
Total residential mobile revenue	109.2	102.3	6.9	7
Total residential revenue	234.1	231.4	2.7	1
B2B revenue	125.4	129.1	(3.7)	(3)
Total	$359.5	$360.5	$(1.0)	—

	Nine months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$364.7	$363.9	$0.8	—
Non-subscription revenue	20.5	21.2	(0.7)	(3)
Total residential fixed revenue	385.2	385.1	0.1	—
Residential mobile revenue:
Service revenue	262.9	245.3	17.6	7
Interconnect, inbound roaming, equipment sales and other	56.4	57.7	(1.3)	(2)
Total residential mobile revenue	319.3	303.0	16.3	5
Total residential revenue	704.5	688.1	16.4	2
B2B revenue	387.5	382.5	5.0	1
Total	$1,092.0	$1,070.6	$21.4	2
The details of the changes in C&W Caribbean’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(0.9)	$1.1
ARPU (b)	(2.1)	1.1
Decrease in residential fixed non-subscription revenue	(0.7)	(0.6)
Total increase (decrease) in residential fixed revenue	(3.7)	1.6
Increase in residential mobile service revenue (c)	8.0	19.1
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.3)	(1.2)
Increase (decrease) in B2B revenue (d)	(3.1)	6.4
Total organic increase	0.9	25.9
Impact of FX	(1.9)	(4.5)
Total	$(1.0)	$21.4
(a)The changes are primarily due to the net effect of higher average broadband internet RGUs and lower average video RGUs. During the three-month comparison, the impact of lower average video RGUs was greater than the impact of higher average broadband internet RGUs.
(b)The changes are primarily due to the net impact of (i) higher ARPU from broadband internet services, mainly due to price increases, (ii) lower ARPU from fixed-line telephony services, mostly due to Hurricane Beryl-related rebates and fixed-mobile convergence efforts, and (iii) lower ARPU from video services. During the three-month comparison, the impact of lower ARPU from fixed-line telephony services and video services more than offset the impact of higher ARPU from broadband internet services.
(c)The increases are primarily attributable to the net impact of (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, (ii) increases in prepaid ARPU resulting from price increases implemented during the third quarter of 2023 and the first quarter of 2024, and (iii) lower average numbers of prepaid mobile subscribers.
(d)The increase during the nine-month comparison is mainly attributable to higher project-related revenue across various markets. The decrease during the three-month comparison is mainly driven by a decrease in fixed and managed services, mostly due to impacts related to Hurricane Beryl.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$31.2	$29.6	$1.6	5
Non-subscription revenue	1.2	1.4	(0.2)	(14)
Total residential fixed revenue	32.4	31.0	1.4	5
Residential mobile revenue:
Service revenue	70.5	66.0	4.5	7
Interconnect, inbound roaming, equipment sales and other	16.0	13.6	2.4	18
Total residential mobile revenue	86.5	79.6	6.9	9
Total residential revenue	118.9	110.6	8.3	8
B2B revenue	69.1	79.8	(10.7)	(13)
Total	$188.0	$190.4	$(2.4)	(1)

	Nine months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$91.7	$86.6	$5.1	6
Non-subscription revenue	3.6	4.2	(0.6)	(14)
Total residential fixed revenue	95.3	90.8	4.5	5
Residential mobile revenue:
Service revenue	200.2	196.8	3.4	2
Interconnect, inbound roaming, equipment sales and other	43.0	40.5	2.5	6
Total residential mobile revenue	243.2	237.3	5.9	2
Total residential revenue	338.5	328.1	10.4	3
B2B revenue	215.9	208.4	7.5	4
Total	$554.4	$536.5	$17.9	3

The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.7	$7.9
ARPU (b)	(1.1)	(2.8)
Decrease in residential fixed non-subscription revenue	(0.2)	(0.6)
Total increase in residential fixed revenue	1.4	4.5
Increase in residential mobile service revenue (c)	4.5	3.4
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	2.4	2.5
Increase (decrease) in B2B revenue (e)	(10.7)	7.5
Total	$(2.4)	$17.9
(a)The increases are primarily due to higher average broadband internet RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services, mainly driven by higher discounts and the migration of customers to lower ARPU plans.
(c)The increases are primarily due to the net effect of (i) higher ARPU from prepaid mobile services, (ii) lower average numbers of prepaid mobile subscribers, and (iii) higher average numbers of postpaid mobile subscribers. The decreases in prepaid mobile subscribers are driven by the net impact of churn related to the migration of customers to our network following the Claro Panama Acquisition, and the addition of customers to our base following the exit of a competitor from our market. The increases in prepaid mobile ARPU are primarily due to higher ARPU packages offered to customers.
(d)The increases are primarily due to higher volumes of handset sales.
(e)The increase during the nine-month comparison is primarily due to (i) higher revenue from government-related projects and (ii) higher revenue from fixed and managed services, primarily broadband internet services. During the three-month comparison, the increase in revenue from fixed and managed services was more than offset by a decrease in revenue from government-related projects, mainly driven by the phasing of projects that were previously approved but for which delivery and installation have not yet occurred.
Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease):
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$31.7	$31.0	$0.7	2
Wholesale revenue	78.2	81.5	(3.3)	(4)
Total	$109.9	$112.5	$(2.6)	(2)

	Nine months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$98.4	$88.0	$10.4	12
Wholesale revenue	239.1	251.8	(12.7)	(5)
Total	$337.5	$339.8	$(2.3)	(1)
The details of the changes in Liberty Networks’ revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Nine-month comparison

Increase in enterprise revenue (a)	$0.9	$6.8
Decrease in wholesale revenue (b)	(3.2)	(15.0)
Total organic decrease	(2.3)	(8.2)
Impact of FX	(0.3)	5.9
Total	$(2.6)	$(2.3)
(a)The increases are primarily attributable to the net effect of (i) growth in managed services, (ii) higher B2B connectivity revenue, and (iii) decreases associated with sales-type leases on CPE installed on long-term customer solutions, due mostly to a higher mix of contracts recognized on a net basis.
(b)The decreases are primarily due to (i) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods and (ii) net decreases in revenue associated with the recognition of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts during the first, second and third quarters of 2023 and the second quarter of 2024.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Decrease
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$117.0	$120.5	$(3.5)	(3)
Non-subscription revenue	5.9	7.7	(1.8)	(23)
Total residential fixed revenue	122.9	128.2	(5.3)	(4)
Residential mobile revenue:
Service revenue	82.7	99.3	(16.6)	(17)
Interconnect, inbound roaming, equipment sales and other	42.3	58.8	(16.5)	(28)
Total residential mobile revenue	125.0	158.1	(33.1)	(21)
Total residential revenue	247.9	286.3	(38.4)	(13)
B2B revenue	54.1	56.8	(2.7)	(5)
Other revenue	6.2	8.1	(1.9)	(23)
Total	$308.2	$351.2	$(43.0)	(12)

	Nine months ended September 30,		Decrease
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$357.2	$358.6	$(1.4)	—
Non-subscription revenue	16.9	19.4	(2.5)	(13)
Total residential fixed revenue	374.1	378.0	(3.9)	(1)
Residential mobile revenue:
Service revenue	254.9	302.2	(47.3)	(16)
Interconnect, inbound roaming, equipment sales and other	130.7	183.9	(53.2)	(29)
Total residential mobile revenue	385.6	486.1	(100.5)	(21)
Total residential revenue	759.7	864.1	(104.4)	(12)
B2B revenue	162.7	168.7	(6.0)	(4)
Other revenue	21.6	31.4	(9.8)	(31)
Total	$944.0	$1,064.2	$(120.2)	(11)
The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$0.1	$3.6
ARPU (b)	(3.6)	(5.0)
Decrease in residential fixed non-subscription revenue	(1.8)	(2.5)
Total decrease in residential fixed revenue	(5.3)	(3.9)
Decrease in residential mobile service revenue (c)	(19.4)	(50.1)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(16.6)	(53.3)
Decrease in B2B revenue (e)	(2.7)	(6.0)
Decrease in other revenue (f)	(1.9)	(9.8)
Total organic decrease	(45.9)	(123.1)
Impact of an acquisition	2.9	2.9
Total	$(43.0)	$(120.2)
(a)The increases are primarily attributable to the net effect of (i) higher average broadband internet and fixed-line telephony RGUs and (ii) lower average video RGUs.
(b)The decreases are primarily due to lower ARPU from broadband internet, video and fixed-line telephony services, mainly caused by the net effect of retention-related discounts that more than offset price increases during the third quarter of 2024. The decreases also include the impact of credits issued to customers following Hurricane Ernesto, which impacted Puerto Rico in August 2024.
(c)The decreases are primarily due to declines in the average number of mobile subscribers, impacted by the migration of customers to our mobile network and network challenges in 2024.
(d)The decreases are primarily driven by (i) lower equipment sales, which for the nine-month comparison includes the impact of the migration of customers to our mobile network during the first half of 2024, and (ii) lower inbound roaming revenue.

(e)The decreases are primarily attributable to lower revenue from mobile services, mainly driven by lower average customers due to (i) the termination of a government-sponsored program during the second quarter of 2024 and (ii) the migration of customers to our mobile network.
(f)The decreases are driven by declines in the rate of funding, beginning in each of June 2023 and 2024, related to funds from the FCC that we use to expand and improve our fixed and mobile networks.
Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.5	$35.5	$(2.0)	(6)
Non-subscription revenue	7.6	4.0	3.6	90
Total residential fixed revenue	41.1	39.5	1.6	4
Residential mobile revenue:
Service revenue	68.0	60.7	7.3	12
Interconnect, inbound roaming, equipment sales and other	19.8	19.3	0.5	3
Total residential mobile revenue	87.8	80.0	7.8	10
Total residential revenue	128.9	119.5	9.4	8
B2B revenue	16.6	15.1	1.5	10
Total	$145.5	$134.6	$10.9	8

	Nine months ended September 30,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$103.6	$109.0	$(5.4)	(5)
Non-subscription revenue	25.2	9.1	16.1	177
Total residential fixed revenue	128.8	118.1	10.7	9
Residential mobile revenue:
Service revenue	204.3	178.8	25.5	14
Interconnect, inbound roaming, equipment sales and other	62.5	56.4	6.1	11
Total residential mobile revenue	266.8	235.2	31.6	13
Total residential revenue	395.6	353.3	42.3	12
B2B revenue	49.4	45.7	3.7	8
Total	$445.0	$399.0	$46.0	12

The details of the changes in Liberty Costa Rica’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.0	$(0.6)
ARPU (b)	(4.1)	(10.7)
Increase in residential fixed non-subscription revenue (c)	3.4	14.7
Total increase in residential fixed revenue	0.3	3.4
Increase in residential mobile service revenue (d)	5.1	14.1
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(0.1)	2.5
Increase in B2B revenue	1.0	1.2
Total organic increase	6.3	21.2
Impact of FX	4.6	24.8
Total	$10.9	$46.0
(a)For the three-month comparison, the increase is due to higher average RGUs across all products. For the nine-month comparison, an increase driven by higher average fixed-line telephony and broadband internet RGUs was fully offset by a decrease associated with lower average video RGUs.
(b)The decreases are due to lower ARPU across all fixed products, the largest of which is from video services. The decreases are mainly due to market competition leading to customer retention efforts and higher financed equipment sales.
(c)The increases are primarily attributable to higher volumes of CPE sales.
(d)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid mobile ARPU.
(e)The increase during the nine-month comparison is primarily attributable to the net effect of (i) higher volumes of equipment sales, (ii) lower interconnect revenue driven by a reduction in rates and lower volumes of traffic and (iii) lower inbound roaming revenue. For the three-month comparison, a decrease in interconnect and roaming revenue was almost entirely offset by an increase in equipment sales.
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

	Three months ended September 30,		Decrease	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

Programming and copyright	$58.5	$60.2	$(1.7)	$0.2	$—	$(1.9)
Interconnect	69.0	77.5	(8.5)	—	1.5	(10.0)
Equipment	73.2	77.7	(4.5)	0.4	0.5	(5.4)
Project-related and other	31.2	43.7	(12.5)	—	—	(12.5)
Total programming and other direct costs of services	$231.9	$259.1	$(27.2)	$0.6	$2.0	$(29.8)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:

	2024	2023		FX	An acquisition	Organic
	in millions

Programming and copyright	$179.0	$180.3	$(1.3)	$1.3	$—	$(2.6)
Interconnect	206.8	227.5	(20.7)	1.3	1.5	(23.5)
Equipment	224.7	236.8	(12.1)	2.4	0.5	(15.0)
Project-related and other	106.9	95.6	11.3	0.7	—	10.6
Total programming and other direct costs of services	$717.4	$740.2	$(22.8)	$5.7	$2.0	$(30.5)
C&W Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$16.2	$17.9	$(1.7)	$—	$(1.7)
Interconnect	17.3	18.3	(1.0)	(0.1)	(0.9)
Equipment	11.3	13.1	(1.8)	—	(1.8)
Project-related and other	10.1	8.5	1.6	0.1	1.5
Total programming and other direct costs of services	$54.9	$57.8	$(2.9)	$—	$(2.9)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$51.1	$55.1	$(4.0)	$(0.2)	$(3.8)
Interconnect	50.8	56.2	(5.4)	(0.4)	(5.0)
Equipment	36.6	36.4	0.2	(0.1)	0.3
Project-related and other	30.6	25.6	5.0	—	5.0
Total programming and other direct costs of services	$169.1	$173.3	$(4.2)	$(0.7)	$(3.5)
•Programming and copyright: The organic decreases are mainly due to the renegotiation of certain content agreements.
•Interconnect: The organic decreases are primarily due to lower rates resulting from the renegotiation of a contract.
•Equipment: The organic changes are mainly due the net effect of (i) higher B2B project-related equipment costs and (ii) lower handset costs. During the three-month comparison, the impact of lower handset costs more than offset the impact of higher B2B project-related equipment costs.
•Project-related and other: The organic increases are due to higher B2B project costs across various markets.
C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$5.4	$5.8	$(0.4)
Interconnect	16.5	18.6	(2.1)
Equipment	14.9	8.9	6.0
Project-related and other	21.4	34.4	(13.0)
Total programming and other direct costs of services	$58.2	$67.7	$(9.5)

	Nine months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$16.8	$15.9	$0.9
Interconnect	51.6	54.0	(2.4)
Equipment	36.0	34.1	1.9
Project-related and other	71.3	67.6	3.7
Total programming and other direct costs of services	$175.7	$171.6	$4.1
•Interconnect: The decreases are primarily due to lower volumes of traffic.

•Equipment: The increases are primarily attributable to higher volumes of handset sales to residential customers. For the nine-month comparison, this increase was partially offset by a decrease in costs driven by lower volumes of handset sales to B2B customers. During the three-month comparison, this increase was also attributable to higher volumes of handset sales to B2B customers at a higher unit cost.
•Project-related and other: The increase during the nine-month comparison is primarily due to higher costs associated with certain government-related projects. During the three-month comparison, lower costs resulted from the phasing of projects that were previously approved but for which delivery and installation have not yet occurred.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended September 30,		Decrease	Decrease from:
	2024	2023		FX	Organic
	in millions

Interconnect	$12.4	$12.6	$(0.2)	$—	$(0.2)
Equipment	—	0.1	(0.1)	(0.1)	—
Project-related and other	2.8	4.7	(1.9)	(0.1)	(1.8)
Total programming and other direct costs of services	$15.2	$17.4	$(2.2)	$(0.2)	$(2.0)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Interconnect	$36.6	$35.3	$1.3	$0.4	$0.9
Equipment	0.2	0.4	(0.2)	—	(0.2)
Project-related and other	12.2	13.7	(1.5)	0.7	(2.2)
Total programming and other direct costs of services	$49.0	$49.4	$(0.4)	$1.1	$(1.5)
•Interconnect: The organic increase for the nine-month comparison is primarily due to higher backhaul expenses.
•Project-related and other: The organic decreases are primarily due to a higher mix of contracts recognized on a net basis.
Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		An acquisition	Organic
	in millions

Programming and copyright	$26.9	$28.5	$(1.6)	$—	$(1.6)
Interconnect	20.7	25.0	(4.3)	1.5	(5.8)
Equipment	31.8	43.7	(11.9)	0.5	(12.4)
Project-related and other	0.9	0.4	0.5	—	0.5
Total programming and other direct costs of services	$80.3	$97.6	$(17.3)	$2.0	$(19.3)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		An acquisition	Organic
	in millions

Programming and copyright	$83.1	$85.1	$(2.0)	$—	$(2.0)
Interconnect	59.3	71.0	(11.7)	1.5	(13.2)
Equipment	106.6	131.2	(24.6)	0.5	(25.1)
Project-related and other	3.5	1.1	2.4	—	2.4
Total programming and other direct costs of services	$252.5	$288.4	$(35.9)	$2.0	$(37.9)
•Programming and copyright: The organic decreases are primarily due to the net effect of (i) lower average number of subscribers and (ii) rate increases.
•Interconnect: The organic decreases are mostly due to lower interconnect costs associated with a transition service agreement that expired during 2024.
•Equipment: The organic decreases are primarily due to the net effect of (i) lower handset sales, which for the nine-month comparison includes the impact of the migration of customers to our mobile network during the first half of 2024, (ii) equipment credits for handset purchases recognized during the first half of 2023 associated with handsets purchased prior to 2023 and (iii) increases resulting from inventory adjustments during 2024 related to the migration of mobile customers to our network.
•Project-related and other: The organic increases are primarily due to higher costs associated with portability and identity protection services.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$9.4	$8.3	$1.1	$0.3	$0.8
Interconnect	6.6	8.1	(1.5)	0.3	(1.8)
Equipment	15.2	11.9	3.3	0.4	2.9
Project-related and other	0.7	—	0.7	—	0.7
Total programming and other direct costs of services	$31.9	$28.3	$3.6	$1.0	$2.6

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$28.0	$25.1	$2.9	$1.5	$1.4
Interconnect	22.0	24.6	(2.6)	1.3	(3.9)
Equipment	45.3	34.7	10.6	2.5	8.1
Project-related and other	1.2	—	1.2	—	1.2
Total programming and other direct costs of services	$96.5	$84.4	$12.1	$5.3	$6.8

•Interconnect: The organic decreases are primarily due to lower (i) rates, (ii) volumes of long-distance and international traffic, and (iii) commission costs associated with prepaid mobile distributors.
•Equipment: The organic increases are primarily due to the net effect of (i) higher CPE costs associated with sales growth, (ii) higher handset costs associated with increased unit costs and (iii) the positive impact of FX associated with non-CRC denominated handset costs.
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
Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

Personnel and contract labor	$141.5	$130.8	$10.7	$—	$—	$10.7
Network-related	59.2	65.2	(6.0)	0.1	—	(6.1)
Service-related	63.3	52.3	11.0	0.2	0.4	10.4
Commercial	46.1	47.1	(1.0)	0.4	0.2	(1.6)
Facility, provision, franchise and other	144.1	142.9	1.2	0.5	—	0.7
Share-based compensation and other Employee Incentive Plan-related expense	15.9	24.1	(8.2)	—	—	(8.2)
Total other operating costs and expenses	$470.1	$462.4	$7.7	$1.2	$0.6	$5.9

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

Personnel and contract labor	$441.5	$418.1	$23.4	$2.8	$—	$20.6
Network-related	186.8	193.6	(6.8)	2.0	—	(8.8)
Service-related	200.4	162.6	37.8	1.2	0.4	36.2
Commercial	146.0	136.2	9.8	2.4	0.2	7.2
Facility, provision, franchise and other	448.1	427.1	21.0	3.9	—	17.1
Share-based compensation and other Employee Incentive Plan-related expense	58.9	77.8	(18.9)	—	—	(18.9)
Total other operating costs and expenses	$1,481.7	$1,415.4	$66.3	$12.3	$0.6	$53.4
C&W Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$50.5	$47.3	$3.2	$(0.2)	$3.4
Network-related	32.8	35.9	(3.1)	(0.2)	(2.9)
Service-related	16.9	19.2	(2.3)	(0.1)	(2.2)
Commercial	10.1	11.8	(1.7)	(0.1)	(1.6)
Facility, provision, franchise and other	36.6	38.1	(1.5)	(0.4)	(1.1)
Share-based compensation and other Employee Incentive Plan-related expense	4.0	5.2	(1.2)	—	(1.2)
Total other operating costs and expenses	$150.9	$157.5	$(6.6)	$(1.0)	$(5.6)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$153.2	$153.4	$(0.2)	$(0.5)	$0.3
Network-related	101.8	101.9	(0.1)	(0.5)	0.4
Service-related	49.8	56.7	(6.9)	(0.1)	(6.8)
Commercial	32.6	34.0	(1.4)	(0.2)	(1.2)
Facility, provision, franchise and other	120.2	114.4	5.8	(0.4)	6.2
Share-based compensation and other Employee Incentive Plan-related expense	12.1	14.6	(2.5)	—	(2.5)
Total other operating costs and expenses	$469.7	$475.0	$(5.3)	$(1.7)	$(3.6)
•Personnel and contract labor: The organic changes are primarily due to the net effect of (i) higher salaries and related personnel costs, (ii) higher capitalized labor, (iii) higher bonus-related expense, and (iv) lower headcount.
•Network-related: The organic changes are primarily due to lower power costs driven by a decrease in consumption and rates. During the nine-month comparison, this decrease was offset by the negative impact of an accrual release during the second quarter of 2023 related to leased line costs that resulted from the renegotiation of pole rental contracts.

•Service-related: The organic decreases are primarily due to declines in professional services associated with the renegotiation or termination of certain vendor contracts.
•Facility, provision, franchise and other: The organic decrease during the three-month comparison is primarily due to the net effect of (i) Hurricane Beryl-related restoration costs, (ii) lower bad debt expense impacted by the recovery of amounts from a large customer, and (iii) lower facilities costs associated with the Tower Transactions. The increase during the nine-month comparison is primarily due to the net effect of (i) the negative impact associated with a tax-related assessment received in one of our markets during the second quarter of 2024, (ii) higher bad debt expense, (iii) Hurricane Beryl-related restoration costs, (iv) lower facilities costs associated with the Tower Transactions, and (v) higher franchise fees.
C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$19.7	$19.5	$0.2
Network-related	13.5	13.9	(0.4)
Service-related	5.1	4.5	0.6
Commercial	6.9	6.2	0.7
Facility, provision, franchise and other	15.9	20.1	(4.2)
Share-based compensation and other Employee Incentive Plan-related expense	1.2	0.6	0.6
Total other operating costs and expenses	$62.3	$64.8	$(2.5)

	Nine months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$60.6	$62.7	$(2.1)
Network-related	39.9	40.8	(0.9)
Service-related	14.5	13.1	1.4
Commercial	23.5	20.7	2.8
Facility, provision, franchise and other	49.9	66.6	(16.7)
Share-based compensation and other Employee Incentive Plan-related expense	5.6	2.9	2.7
Total other operating costs and expenses	$194.0	$206.8	$(12.8)
•Personnel and contract labor: The decrease during the nine month comparison is primarily due to lower headcount levels following the execution of certain restructuring plans.
•Commercial: The increases are primarily due to higher marketing and commissions expense associated with efforts to obtain customers from a competitor following their exit from the market.
•Facility, provision, franchise and other: The decreases are primarily due to (i) lower facilities costs, mainly from synergies attained following the Claro Panama Acquisition and (ii) lower bad debt expense.

Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$11.4	$11.1	$0.3	$—	$0.3
Network-related	12.3	11.4	0.9	0.1	0.8
Service-related	2.1	1.4	0.7	—	0.7
Commercial	0.2	0.3	(0.1)	—	(0.1)
Facility, provision, franchise and other	9.4	6.7	2.7	(0.2)	2.9
Share-based compensation and other Employee Incentive Plan-related expense	0.5	0.6	(0.1)	—	(0.1)
Total other operating costs and expenses	$35.9	$31.5	$4.4	$(0.1)	$4.5

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$36.1	$33.5	$2.6	$2.0	$0.6
Network-related	35.7	32.8	2.9	0.8	2.1
Service-related	6.4	3.7	2.7	0.2	2.5
Commercial	1.3	1.4	(0.1)	—	(0.1)
Facility, provision, franchise and other	27.4	19.0	8.4	0.7	7.7
Share-based compensation and other Employee Incentive Plan-related expense	2.4	2.8	(0.4)	—	(0.4)
Total other operating costs and expenses	$109.3	$93.2	$16.1	$3.7	$12.4
•Network-related: The increases are primarily due to higher maintenance costs.
•Service-related: The increases are primarily due to higher outsourcing and software upgrade expenses.
•Facility, provision, franchise and other: The increases are primarily due to higher bad debt expense, mostly driven by adjustments for two large customers during the second and third quarters of 2024.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		An acquisition	Organic
	in millions

Personnel and contract labor	$39.3	$39.2	$0.1	$—	$0.1
Network-related	7.6	12.2	(4.6)	—	(4.6)
Service-related	27.5	17.8	9.7	0.4	9.3
Commercial	12.8	13.2	(0.4)	0.2	(0.6)
Facility, provision, franchise and other	52.5	54.8	(2.3)	—	(2.3)
Share-based compensation and other Employee Incentive Plan-related expense	1.0	2.4	(1.4)	—	(1.4)
Total other operating costs and expenses	$140.7	$139.6	$1.1	$0.6	$0.5

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		An acquisition	Organic
	in millions

Personnel and contract labor	$128.1	$113.5	$14.6	$—	$14.6
Network-related	32.2	37.8	(5.6)	—	(5.6)
Service-related	96.8	54.5	42.3	0.4	41.9
Commercial	41.5	36.1	5.4	0.2	5.2
Facility, provision, franchise and other	164.5	152.3	12.2	—	12.2
Share-based compensation and other Employee Incentive Plan-related expense	5.4	5.9	(0.5)	—	(0.5)
Total other operating costs and expenses	$468.5	$400.1	$68.4	$0.6	$67.8
•Personnel and contract labor: The organic increase for the nine-month comparison is primarily due to the net effect of (i) increases resulting from the receipt of payroll tax credits during the first and second quarters of 2023 awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic, (ii) higher salaries and related personnel costs, (iii) higher severance-related expenses and (iv) lower bonus-related expenses.
•Network-related: The organic decreases are primarily due to the termination of a transition service agreement during the first half of 2024.
•Service-related: The organic increases are primarily due to (i) higher service-related integration costs associated with the migration of customers to our mobile network following the AT&T Acquisition and (ii) increases in information technology service and license expenses, as we have transitioned mobile customers acquired from AT&T to our internal systems.
•Commercial: The organic increase for the nine-month comparison is primarily due to higher call center costs.
•Facility, provision, franchise and other: The organic changes are primarily due to the net effect of (i) higher bad debt expense impacted by billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems, (ii) increased collection costs and (iii) decreases due to the substantial termination of a transition services agreement during the first half of 2024.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$8.3	$6.7	$1.6	$0.2	$1.4
Network-related	9.6	10.4	(0.8)	0.3	(1.1)
Service-related	6.2	6.1	0.1	0.3	(0.2)
Commercial	16.1	15.6	0.5	0.5	—
Facility, provision, franchise and other	22.6	17.6	5.0	0.7	4.3
Share-based compensation and other Employee Incentive Plan-related expense	0.4	1.1	(0.7)	—	(0.7)
Total other operating costs and expenses	$63.2	$57.5	$5.7	$2.0	$3.7

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$24.1	$24.1	$—	$1.3	$(1.3)
Network-related	30.4	30.3	0.1	1.7	(1.6)
Service-related	19.1	18.1	1.0	1.1	(0.1)
Commercial	47.1	44.0	3.1	2.6	0.5
Facility, provision, franchise and other	65.3	52.9	12.4	3.6	8.8
Share-based compensation and other Employee Incentive Plan-related expense	1.1	1.6	(0.5)	—	(0.5)
Total other operating costs and expenses	$187.1	$171.0	$16.1	$10.3	$5.8
•Personnel and contract labor: The organic decrease during the nine-month comparison is primarily due to lower salaries and related personnel costs driven by a reduction in headcount associated with restructuring plans. During the three-month comparison, the increase is driven by (i) higher bonus costs and (ii) higher salaries due to an increase in headcount.
•Network-related: The organic decreases are primarily due to the net impact of (i) higher maintenance costs, (ii) lower power costs, and (iii) lower subsea capacity charges.
•Facility, provision, franchise and other: The organic increases are primarily due to (i) increases in bad debt expense, mainly associated with installment receivables on equipment sales, and (ii) higher operating lease expense associated with an increase in tower leases.

Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$13.1	$7.1	$6.0
Service-related	6.5	3.4	3.1
Facility, provision, franchise and other	6.5	7.2	(0.7)
Share-based compensation and other Employee Incentive Plan-related expense	8.8	14.3	(5.5)
Total other operating costs and expenses	$34.9	$32.0	$2.9

	Nine months ended September 30,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$39.4	$31.0	$8.4
Service-related	16.8	16.6	0.2
Facility, provision, franchise and other	21.0	26.1	(5.1)
Share-based compensation and other Employee Incentive Plan-related expense	32.3	50.1	(17.8)
Total other operating costs and expenses	$109.5	$123.8	$(14.3)
•Personnel and contract labor: The increases are primarily due to (i) higher bonus-related expense and (ii) lower capitalized labor.
•Service-related: The changes are primarily due to the net effect of higher professional services costs and other insignificant changes across other service-related cost categories.
•Facility, provision, franchise and other: The decrease during the nine-month comparison is primarily due to insurance costs recognized during 2023 associated with (i) cable breaks that occurred during the first quarter of 2023 and (ii) business interruption claims submitted by our Liberty Puerto Rico business during the second quarter of 2023.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $15 million or 6% and $24 million or 3% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. The increases are primarily due to the net effect of (i) increases in property and equipment additions, primarily associated with baseline-related additions, the installation of CPE and the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with customer relationship assets becoming fully amortized in C&W Panama.

Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Impairment charges (a)	$511.5	$8.2	$520.0	$55.8
Restructuring charges (b)	12.2	2.7	27.0	30.2
Other operating items, net (c)	(2.3)	0.2	6.6	(4.4)
Total	$521.4	$11.1	$553.6	$81.6
(a)The 2024 amounts primarily relate to the impairment of the goodwill balance at Liberty Puerto Rico, as further described in note 7 to our condensed consolidated financial statements. The 2023 amounts primarily relate to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama.
(b)Amounts primarily include employee severance and termination costs related to reorganization activities at (i) C&W Panama for the 2024 periods, and (ii) C&W Caribbean and C&W Panama for the 2023 periods. For the nine months ended September 30, 2024, the amount also includes reorganization activities at Liberty Puerto Rico.
(c)Amounts primarily include the net effect of direct acquisition costs and gains on asset dispositions.
Interest expense
Our interest expense increased $7 million and $23 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. The increases are primarily attributable to (i) increases in our average outstanding debt balances, mainly driven by debt associated with the Tower Transactions and the activity during 2024 on our revolving credit facilities, and (ii) for the nine-month comparison, higher weighted-average interest rates.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Interest rate derivative contracts (a)	$(64.2)	$60.1	$21.7	$99.8
Foreign currency forward contracts and other (b)	(3.1)	(5.0)	(3.8)	(23.9)
Weather Derivatives (c)	36.0	(7.6)	21.1	(23.1)
Total	$(31.3)	$47.5	$39.0	$52.8
(a)The gains (losses) during the three and nine months ended September 30, 2024 and 2023 are primarily attributable to changes in interest rates and, for the 2024 periods, the impact of amendments to certain interest rate derivative contracts within our C&W and Liberty Puerto Rico borrowing groups.
(b)The losses during the three and nine months ended September 30, 2024 and 2023 are primarily attributable to changes in FX rates due to the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives and, for the 2024 periods, a net gain associated with the receipt of $44 million in net third-party proceeds from the Hurricane Beryl settlement, as further described in note 6 to our condensed consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$5.3	$7.2	$1.2	$39.9
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(7.9)	(1.0)	(19.7)	5.2
Other (b)	(5.0)	(2.5)	(12.2)	1.1
Total	$(7.6)	$3.7	$(30.7)	$46.2
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
We recognized gains (losses) on debt extinguishment, net, of nil and ($0.3 million) during the three and nine months ended September 30, 2024, respectively, and $0.3 million and ($4 million) during the three and nine months ended September 30, 2023, respectively. The net loss during the nine months ended September 30, 2024 is associated with the repurchase of the Convertible Notes. The activity during the 2023 periods is due to the net effect of (i) losses associated with refinancing activity at Liberty Costa Rica during January 2023 and (ii) net gains during the three and nine month periods associated with the partial repurchase of the Convertible Notes.
For additional information concerning our debt repurchases and repayments, see note 10 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit (expense) of $146 million and ($10 million) during the three months ended September 30, 2024 and 2023, respectively, and $177 million and ($52 million) during the nine months ended September 30, 2024 and 2023, respectively.
For the three and nine months ended September 30, 2024, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of international rate differences, net decreases in valuation allowances and permanent tax differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of non-deductible goodwill impairment, permanent tax differences, such as non-deductible expenses and inclusion of withholding taxes on cross-border payments. For the three months ended September 30, 2024, our income tax benefit reflects our estimate of global minimum tax which has been reduced for changes in legislative landscape and updated current and forecasted operating results. For the nine months ended September 30, 2024, our income tax benefit reflects effects of net legislative increase to the statutory tax rate in Barbados and the net detrimental effects of the inclusion of global minimum tax.
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
For additional information regarding our income taxes, see note 15 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Operating income (loss)	$(379.6)	$162.7	$(176.0)	$404.7
Net non-operating expenses	$(195.2)	$(104.4)	$(467.0)	$(356.9)
Income tax benefit (expense)	$145.7	$(10.4)	$176.5	$(51.9)
Net earnings (loss)	$(429.1)	$47.9	$(466.5)	$(4.1)
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2024, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2024. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2023 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$12.1
Unrestricted subsidiaries (b)	62.1
Total Liberty Latin America and unrestricted subsidiaries	74.2
Borrowing groups (c):
C&W (d)	479.0
Liberty Puerto Rico	26.7
Liberty Costa Rica	8.7
Total borrowing groups	514.4
Total cash and cash equivalents	$588.6
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
(d)Includes $91 million and $45 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the nine months ended September 30, 2024, the aggregate value of our share repurchases was $83 million. For additional information regarding our Share Repurchase Program, see note 12 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2024, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2024, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At September 30, 2024, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,212 million, including (i) $550 million that is classified as current in our condensed consolidated balance sheet and (ii) $7,604 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2024. Included in the outstanding principal amount of our debt at September 30, 2024 is (i) $325 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $245 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our condensed consolidated financial statements.

The weighted average interest rate in effect at September 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.2%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at September 30, 2024 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.5)%
Liberty Puerto Rico	(0.7)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.1)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.1% at September 30, 2024.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine months ended September 30,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$357.7	$506.5	$(148.8)
Net cash used by investing activities	(513.3)	(452.5)	(60.8)
Net cash used by financing activities	(233.5)	(254.9)	21.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.2)	(5.3)	(0.9)
Net decrease in cash, cash equivalents and restricted cash	$(395.3)	$(206.2)	$(189.1)
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) a decline in Adjusted OIBDA, (ii) higher payments for interest, (iii) higher payments for taxes and (iv) a net increase from other working capital-related items, which includes $44 million in proceeds that resulted from a claim pursuant to our Weather Derivatives in connection with Hurricane Beryl.
Investing Activities. The cash used by investing activities during the nine months ended September 30, 2024 and 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments. Cash used during 2024 also includes the first installment payment for the LPR Acquisition, as further described in note 4 to our condensed consolidated financial statements.

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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2024	2023
	in millions

Property and equipment additions	$485.2	$524.3
Assets acquired under capital-related vendor financing arrangements	(117.5)	(117.7)
Changes in current liabilities related to capital expenditures and other	9.0	16.3
Capital expenditures, net	$376.7	$422.9
The decrease in our property and equipment additions during the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is primarily due to decreases related to CPE and baseline additions. During the nine months ended September 30, 2024 and 2023, our property and equipment additions represented 14.7% and 15.7% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2024, we used $234 million in cash for financing activities, primarily due to (i) $151 million in net debt repayments, (ii) $83 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) $43 million of net cash inflows related to derivative instruments, primarily related to the amendment of certain interest rate derivative contracts at C&W Caribbean and Liberty Puerto Rico, and (iv) $23 million in payments related to distributions to a noncontrolling interest owner in C&W Bahamas and C&W Panama. During the nine months ended September 30, 2023, we used $255 million of cash for financing activities, primarily due to (i) $111 million in cash outflows associated with the repurchase of Liberty Latin America common shares, (ii) $99 million in net debt repayments, (iii) $41 million in payments related to distributions to noncontrolling interest owners in C&W Panama and C&W Bahamas, and (iv) $15 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica. For additional information regarding our financing activities during the nine months ended September 30, 2024 and 2023, see note 10 to our condensed consolidated financial statements.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2024 and 2023, see note 6 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 4 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2024	December 31, 2023
Spot rates:
CRC	519.80	523.04
JMD	157.26	154.35

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average rates:
CRC	523.03	540.17	517.01	547.80
JMD	156.51	153.81	155.42	153.22
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2024, we paid a fixed or capped rate of interest on 95% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $61 million ($61 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $20 million ($18 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024	2025	2026	2027	2028	2029 and Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(24.7)	$(63.9)	$(102.0)	$(58.9)	$(24.4)	$—	$(273.9)
Other (b)	2.9	9.1	—	—	—	—	12.0
Total	$(21.8)	$(54.8)	$(102.0)	$(58.9)	$(24.4)	$—	$(261.9)
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
As disclosed in our 2023 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2024.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls, and
•held trainings to reinforce control concepts and responsibilities for control performers.

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
There were no repurchases of our Class A or C common shares during the three months ended September 30, 2024. At September 30, 2024, the remaining amount authorized for repurchases under the Share Repurchase Program was $242 million, which is net of the premium associated with the capped call option contracts.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated October 3, 2024, between Sable International Finance Limited, C&W Senior Secured Parent Limited and U.S. Bank Trust Company, National Association relating to Sable International Finance Limited’s 7.125% Senior Secured Notes due 2032.*#

10.1

Form of Amended and Restated Credit Agreement, dated as of January 24, 2020 (as amended by the 2021 Extension Amendment dated as of September 23, 2021, the Term B-6 Joinder dated as of September 23, 2021, the 2023 Amendment dated as of May 22, 2023 and the 2024 Extension Amendment dated as of September 28, 2024) and entered into between, among others, C&W Senior Secured Parent Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*#

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

LIBERTY LATIN AMERICA LTD.

Dated:	November 6, 2024	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 6, 2024	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer