Form 10-K
period 2024-12-31
Liberty Latin America Ltd.
filed 2025-02-19
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.4 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2025 was: 38.0 million Class A; 2.4 million Class B; and 156.5 million Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2025 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY LATIN AMERICA LTD.
ANNUAL REPORT ON FORM 10-K

GLOSSARY OF DEFINED TERMS
Unless the context requires otherwise, references to Liberty Latin America, “we,” “our,” “our company” and “us” in this Annual Report on Form 10-K (as defined below) may refer to Liberty Latin America Ltd. or collectively to Liberty Latin America Ltd. and its subsidiaries. We have used several other terms in this Annual Report on Form 10-K, most of which are defined or explained below. The following glossary of defined terms is unaudited.

2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed subsequent to December 31, 2024)
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited (redeemed during 2024)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
ACODECO	Panama's Authority of Competition and Consumer Protection
ACP	Affordable Care Program
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASEP	Panama's Authority of Public Services
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
AVoD	Advertising-based video on demand

GLOSSARY OF DEFINED TERMS

B2B	Business-to-business
BEAD	Broadband Equity, Access and Deployment
BEPS	Base Erosion and Profit Shifting
C&W	Cable & Wireless Communications Limited and its subsidiaries
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-6 Facility; (ii) C&W Term Loan B-5 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2032 C&W Senior Secured Notes; and (ii) 2027 C&W Senior Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$580 million Adjusted Term SOFR + 3.25% revolving credit facility due January 30, 2027, of C&W (as amended in September 2024 and subsequent to December 31, 2024)
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid subsequent to December 31, 2024)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1,530 million principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CARICOM	The Caribbean Community
CBRS	Citizens Broadband Radio Service
Chile JV	Joint venture between Liberty Latin America and América Móvil, the formation of which occurred during October 2022
Chile JV Entities	Represents the entities that were contributed to the Chile JV, consisting of Lila Chile Holding BV and its subsidiaries, which include VTR
CIP	Construction-in-process
CIT Act	Corporate Income Tax Act 2023 enacted by Bermuda on December 27, 2023
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLEC	Competitive local exchange carrier
CLP	Chilean peso
CODM	Chief operating decision maker
Communications Act	The United States Communications Act of 1934, as amended
Conversion Option	A conversion option associated with the Convertible Notes, which was subject to certain conditions, and adjustments if certain events had occurred (as specified in the indenture governing the Convertible Notes)
Convertible Notes	2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)
Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
Costa Rica Transactions	Pending transactions with (i) Millicom to combine our respective operations in Costa Rica that is expected to be completed during the second half of 2025 and (ii) the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire additional equity in Liberty Costa Rica for cash consideration
CPE	Customer premises equipment

GLOSSARY OF DEFINED TERMS

CRC	Costa Rican colón
CRU	Corporate Responsible User
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Digicel	Digicel Group Ltd.
Directors	Members of Liberty Latin America’s board of directors
DirecTV	DIRECTV Latin America Holdings, Inc.
DISH Network	DISH Network Corporation
DOCSIS	Data over cable service interface specification
DOJ	United States Department of Justice
DSL	Digital subscriber line
DTH	Direct-to-home
DTT	Digital terrestrial television
DVR	Digital video recorder
EBU	Equivalent billing unit
ECF	Emergency Connectivity Fund
EchoStar	EchoStar Corporation
ECTEL	The Eastern Caribbean Telecommunications Authority
EDI	Equality, Diversity, and Inclusion
EIP	Equipment installment-plan
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
eNPS	The Employee Net Promoter Score, a widely-used methodology to measure employee experience
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
ETC	Eligible Telecommunications Carrier
ETECSA	La Empresa de Telecomunicaciones de Cuba S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FTA	Free-to-air
FTTH	Fiber-to-the-home/-cabinet/-building/-node
FX	Foreign currency translation effects
Gbps	Gigabits per second
GISO	Global Information Security Office
GITC	General information technology controls
HD	High definition
HFC	Hybrid fiber coaxial cable networks
ICE	The Costa Rican Electricity Institute
ILEC	Incumbent local exchange carrier
Infrastructure Act	The Infrastructure Investment and Jobs Act of 2021

GLOSSARY OF DEFINED TERMS

IPTV	Internet protocol television
ISPs	Internet service providers
IT	Information technology
JMD	Jamaican dollar
Law 213	The Puerto Rico Telecommunications Act of 1996
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% amended and restated revolving credit facility due January 15, 2028 of Liberty Servicios
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Servicios (repaid January 2023)
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Global	Liberty Global Ltd. (formerly known as Liberty Global plc)
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica and its subsidiary
LIBOR	London Inter-Bank Offered Rate
LILAK	Class C common shares of Liberty Latin America
LNP	Local number portability
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTE	Long term evolution standard

GLOSSARY OF DEFINED TERMS

LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
MICITT	Ministry of Science and Technology and Telecommunications of Costa Rica
Millicom	Millicom International Cellular S.A.
MMG Program	The Middle Mile Broadband Infrastructure Grant Program established by the Infrastructure Act
MPLS	Multiprotocol Label Switching
Network Extensions	Network extension and upgrade programs across Liberty Latin America
NIST	National Institute of Standards and Technology
Nonemployee Director Incentive Plan	Liberty Latin America Ltd. 2018 Nonemployee Director Incentive Plan
NTIA	National Telecommunications and Information Administration
OECD	Organization for Economic Cooperation and Development
OFAC	Office of Foreign Assets Control
OTT	Over-the-top
OUR	Office of Utilities Regulation in Jamaica
PRTC	Telecommunications Of Puerto Rico, Inc.
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SDWAN	Software defined wide area network
SEC	U.S. Securities and Exchange Commission
Share Repurchase Programs
Programs approved by our Directors from time to time, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates

SIM	Subscriber identification module
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SOHO	Small office / home office
Sutel	Costa Rican Telecommunications Superintendence
SVoD	Subscription video on demand
TB	The Puerto Rico Telecommunications Regulatory Bureau
TBP	Tasa Básica Pasiva interest rate
Tbps	Terabits per second
Telefónica	Telefónica, S.A., a telecommunications company
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 5 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
TSTT	Telecommunications Services of Trinidad and Tobago Limited
U.K.	United Kingdom

GLOSSARY OF DEFINED TERMS

U.K. Gilts	An investment that we are required to hold as collateral against the value of certain pension liabilities in the U.K. that is accounted for using the available-for-sale method
UPR Fund	Uniendo a Puerto Rico Fund
U.S.	United States
USD	United States Dollar
U.S. GAAP	Generally accepted accounting principles in the United States
USF	Universal Service Fund
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
VDSL	Very high-speed DSL
VoD	Video-on-demand
VoIP	Voice-over-internet-protocol
VTR	VTR Finance N.V. and its subsidiaries, a reportable segment through the date of close of the Chile JV
VTR Notes	Senior and senior secured notes issued by certain entities of VTR that were disposed of upon the formation of the Chile JV
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events

PART I
Item 1.    BUSINESS
(a) General Development of Business
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes: (i) C&W; (ii) Liberty Communications PR; (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Servicios and Liberty Telecomunicaciones; and (iv) prior to the closing of the formation of the Chile JV in October 2022, VTR, as further described below. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas and CWP.
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
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean, and (ii) wholesale services over its subsea and terrestrial fiber optic cable networks that connect over 30 markets in that region.
Developments in the Business
We have expanded our footprint through fixed network new build and upgrade projects, mobile coverage expansion, and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to increase broadband speeds and the services we can deliver for our customers. During the past three years, we passed or upgraded approximately 1.2 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last three years, we have completed the following transactions:
•during September 2024, we closed the LPR Acquisition and acquired EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments, the first of which commenced on the closing date, September 3, 2024, and the remainder of which will be paid on the anniversary date of the closing date over the next three years. On September 3, 2024, we paid the first installment of $95 million.
•on August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, we and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The consummation of the transaction is subject to certain customary closing conditions, including regulatory approvals, and is expected to close during the second half of 2025. During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of the equity of Liberty Costa Rica for approximately $83 million, comprising CRC 22 billion ($43 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.
•during November 2023, we entered into an agreement with Phoenix Tower International to monetize approximately 1,300 mobile tower sites across Panama, Jamaica, The Bahamas, Puerto Rico, Barbados, and the British Virgin Islands. We completed these transactions across most markets during 2023. The transaction provides arrangements to extend coverage with a further 500 sites being built by Liberty Latin America and Phoenix Tower International over the next four years, or by 2027;
•on October 6, 2022, we completed the formation of the Chile JV pursuant to an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations. The Chile JV was initially owned 50:50 by

Liberty Latin America and América Móvil. Beginning in October 2022, we began accounting for our 50% interest in the Chile JV as an equity method investment. As such, our consolidated statements of operations and cash flows for 2022 include VTR through the closing of the formation of the Chile JV. During 2024, our interest in the Chile JV was reduced to less than 10% upon the conversion by América Móvil of its outstanding convertible notes. For additional information, see note 6 to our consolidated financial statements; and
•on July 1, 2022, we completed the acquisition of América Móvil’s operations in Panama in an all-cash transaction based upon an enterprise value of $200 million on a cash- and debt-free basis.
For information regarding our material financing transactions, see note 10 to our consolidated financial statements.
Forward-looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, product, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; the recovery by our Puerto Rico operations; the timing, benefits and expected impact of the transaction with Millicom in Costa Rica; the anticipated benefits of the LPR Acquisition; the UPR Fund; changes in our revenue, costs or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; interest rate risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, such as with respect to the transaction with Millicom in Costa Rica;
•our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire, such as with respect to the transaction with Millicom in Costa Rica;
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
Our business products and services also include enterprise-grade connectivity, data center, hosting and managed solutions, as well as IT solutions with customers ranging from small and medium enterprises to international companies and governmental agencies. We also operate an extensive subsea and terrestrial fiber optic cable network that connect over 30 markets in the region, providing connectivity solutions both within and outside our operating footprint.
We are the largest fixed-line provider of high-speed broadband and video services, in terms of market share, across a number of our markets. In addition, we offer mobile services across our operating footprint. As a network operator across most of our markets, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. For a breakdown of revenue by major category, see note 18 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.

Our operating brands include the following:

C&W	Liberty Puerto Rico	Liberty Costa Rica

Operating Data
The following tables present certain operating data as of December 31, 2024. The tables reflect 100% of the data applicable to each of our reportable segments, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Fixed Line Customer Relationships	Video RGUs	Internet RGUs	Telephony RGUs	Total RGUs	Prepaid	Postpaid	Total Mobile Subscribers
C&W Caribbean:
Jamaica	761,500	339,100	122,300	327,200	322,900	772,400	1,090,000	127,400	1,217,400
The Bahamas	125,700	31,900	7,800	26,300	31,000	65,100	131,400	24,000	155,400
Trinidad and Tobago	341,700	140,400	94,700	124,700	88,200	307,600	—	—	—
Barbados	140,400	85,500	38,300	79,700	67,200	185,200	78,800	54,900	133,700
Other	387,200	213,800	68,800	193,100	102,900	364,800	314,400	143,500	457,900
Total C&W Caribbean	1,756,500	810,700	331,900	751,000	612,200	1,695,100	1,614,600	349,800	1,964,400
C&W Panama	959,300	262,200	161,700	255,400	242,500	659,600	1,534,800	422,900	1,957,700
Total C&W	2,715,800	1,072,900	493,600	1,006,400	854,700	2,354,700	3,149,400	772,700	3,922,100
Liberty Puerto Rico (a)	1,191,800	574,100	230,900	544,400	286,300	1,061,600	192,400	669,500	861,900
Liberty Costa Rica (b)	828,100	289,500	197,400	277,400	96,500	571,300	2,251,300	1,019,000	3,270,300
Total	4,735,700	1,936,500	921,900	1,828,200	1,237,500	3,987,600	5,593,100	2,461,200	8,054,300
(a)Postpaid mobile subscribers include 125,000 CRUs. A CRU represents an individual receiving mobile services through an organization that has entered into a contract for mobile services with us and where the organization is responsible for the payment of the CRU’s mobile services.
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
Mobile Subscribers – Our mobile subscriber count represents the number of active SIM cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one mobile subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop (via a dongle) would be counted as two mobile subscribers. Customers who do not pay a recurring monthly fee are excluded from our mobile telephony subscriber counts after periods of inactivity ranging from 30 to 90 days, based on industry standards within the respective country. In a number of countries, our mobile subscribers receive mobile services pursuant to prepaid contracts.
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

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Network data:
Homes passed:
HFC	34%	41%	—%	99%	—%	56%	55%	83%
FTTH	64%	57%	89%	1%	100%	43%	45%	17%
VDSL	2%	2%	11%	—%	—%	1%	—%	—%

Product penetration:
Television (1)	17%	16%	6%	28%	27%	18%	24%	19%
Broadband internet (2)	27%	43%	21%	36%	57%	50%	33%	46%
Fixed-line telephony (2)	25%	42%	25%	26%	48%	27%	12%	24%
Double-play (3)	37%	59%	58%	17%	29%	32%	41%	19%
Triple-play (3)	57%	35%	23%	51%	44%	20%	28%	33%
(1)Percentage of total homes passed that subscribe to television services.
(2)Percentage of total homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.
(3)Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony), as applicable.
Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Video services:
Network System (1)	VDSL/HFC/FTTH	VDSL/HFC/FTTH	VDSL/FTTH	HFC / FTTH	FTTH	VDSL/HFC/FTTH	HFC/FTTH	HFC / FTTH

Broadband internet service:
Maximum download speed offered (Mbps)	1,000	1,000	1,000	1,000	1,000	>750 (2)	1,000	1,000

Mobile services:
Network Technology (3)	LTE / 5G	LTE	LTE	—	LTE	LTE / 5G	LTE / 5G	5G

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
Residential Services
Mobile Services. We offer mobile services throughout our operating footprint. We are a mobile network operator, delivering high-speed services in Puerto Rico and the USVI, Panama, Costa Rica and all but one of our Caribbean markets. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out-of-the-home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years across our C&W markets. In Puerto Rico and the USVI, spectrum licenses are typically held for perpetuity with the exception of CBRS spectrum which has a priority term of 10 years. We also hold mobile spectrum licenses in Costa Rica with a 15-year term, several of these licenses will expire in 2026, and these can be extended for an additional 10 year term.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service pay in advance for a pre-determined amount of airtime and/or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan generally enter into contracts ranging from 12 to 36 months, except in Puerto Rico where the postpaid plans are on a month-to-month basis. Customers subscribing to a postpaid plan in Puerto Rico are offered installment agreements if they buy a new handset that allow them to pay for the handset in installments over a 12 to 36 month period, but that accelerate the remaining handset installment payments if they cancel their postpaid plan account. Long-term contracts are often taken with a subsidized mobile handset.
Broadband Internet Services. To support our customers’ connectivity demands, we are expanding our networks to make high-speed broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and through our next generation WiFi products, which enable us to maximize the impact of our broadband networks by providing reliable, high-speed wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency. During 2024, our Network Extension programs (as defined and described below) upgraded or passed approximately 800,000 homes across Liberty Latin America.
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
Video Services. We offer video services in Puerto Rico, Costa Rica, Panama and in nearly all of our C&W’s residential markets. In most markets, we are enhancing our video offerings with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are predominantly delivered over our FTTH and HFC networks and customers access a range of features that include a DVR, a VoD offering and an advanced user interface including an electronic programming guide, voice search and recommendation. These video customers can pause their live broadcast, restart from the beginning and find previously aired programs that they may have missed. They can also stream a selection of channels and non-linear content on their own devices through “TV Everywhere” mobile applications such as, “Bluu” in the Caribbean, “Liberty Go” in Puerto Rico, “+movil Total” in Panama and “Liberty Hogar” in Costa Rica.
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

LIBERTY NETWORKS

CBUS
PCCS
Bahamas 2
Manta
BDNSI
Americas 2
CJFS
FIBRALINK
Taino-Carib
Maya
Arcos
EWC
Antillas 1
ECFS
CFX Express Route
ECLink
Networks
Network Name
Terrestial Networks
Subsea Networks
New PoP

With approximately 50,000 kilometers of fiber optic cable, and an activated capacity of over 30 Tbps, Liberty Networks can carry large volumes of data traffic. Our networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services, IP transit cloud-based services and local network services to telecommunications carriers, ISPs and large corporations. Our network provides built-in resiliency, route diversity and redundancy through our superior traffic re-routing capability.
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
Our business services fall into four broad categories:
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
We are engaged in network extension and upgrade programs across Liberty Latin America. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we continue to expand our fixed networks pursuant to which we pass or upgrade homes and businesses with our broadband communications network. For example, we have upgraded almost all of our HFC network to DOCSIS 3.1, and with a combination of FTTH and DOCSIS 3.1, over 95% of our network is currently capable of delivering speeds of 1 Gbps or above. In addition, we look for mobile service opportunities where we have established cable networks and have expanded our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our various fixed networks, including HFC and FTTH networks. These networks are further connected via our subsea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our subsea network cables terminating in the United States carry over 35 Tbps, which represent approximately 25% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
As noted above, we operate one of the largest subsea fiber networks in the region and our systems include long-haul terrestrial backbone and metro fiber networks that provide access to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. For more information about our subsea network, see —Business Services above.
We continue to expand our wireless coverage and capacity across our markets and currently provide 5G services in Puerto Rico, Panama, Costa Rica and the Cayman Islands.

Mobile
We operate mobile networks in all of our consumer markets except Trinidad & Tobago. Our networks deliver high-speed Data, Voice and VAS (value-added service) services. Our wireless networks predominantly use LTE technologies with over 90% LTE coverage, which we offer in most of the countries where we operate. In Puerto Rico, USVI, the Cayman Islands, Panama and Costa Rica, we currently operate 5G networks. In all markets, we aim to increase the speed of our data services and have been enhancing and expanding our LTE coverage. We transmit wireless calls and data through radio frequencies that we use under spectrum licenses. We have a diversified portfolio of frequencies which support LTE and 5G technologies. Spectrum is a limited resource, and, as a result, we may face spectrum and capacity constraints on our wireless network in certain countries. We believe our current spectrum portfolio will allow us to meet subscribers’ needs in the coming years and minimal further investment, although we will continue to evaluate our need to acquire additional frequencies to supplement our existing spectrum portfolio. In Puerto Rico and USVI, the 700 MHz FirstNet (Band 14) is usable by us (when not occupied by first responders’ traffic) but owned by AT&T and the First Responders Public Private Partnership. In 2022, AWS spectrum was allocated to our Panama operations, and we acquired additional spectrum in Barbados and Cayman. In addition, in November 2023, we entered into an asset purchase agreement and a license purchase agreement with DISH Network to acquire DISH Network spectrum assets in Puerto Rico and USVI, which closed on September 3, 2024.
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
Except for Flow Sports and Flow 1 services, that we operate, in the Caribbean, and the Rush sports channel operated by a joint venture with the Digicel Group, we license our programming and on-demand content through distribution agreements with third-party content providers, including broadcasters, leading cable networks and major Hollywood studios. For such licenses, we generally pay a variable monthly fee on a per subscriber basis, through multi-year programming licenses. In our distribution agreements, we seek to include the rights to offer the licensed channels and on-demand programming to our authenticated customers through multiple delivery platforms including through our apps for IP-connected mobile and/or fixed devices, and our websites. We also acquire rights to make available, in most of our markets, video services to mobile subscribers and broadband subscribers that are not subscribers to fixed TV services.
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

Regulatory Matters
Our regulated services are video distribution, broadband internet, fixed-line telephony and mobile services, the scope of which varies from market to market with the potential of risk caused by adverse regulatory developments. Conditions imposed on us by competition and regulatory authorities as requirements to close acquisitions or dispositions could limit growth, revenue and the number and type of services offered, which could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing rules and restrictions, such as interconnect and other access obligations that restrict or control content, including content provided by third parties. Failure to comply with current or future regulations could expose our businesses to various penalties.
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
As the incumbent telecommunications provider in many of its jurisdictions, C&W Caribbean is subject to significant regulatory oversight with respect to the provision of fixed-line services. Generally, in these markets, C&W Caribbean operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulations. Licenses and concessions are in the process of being renewed in The Bahamas and Antigua and Barbuda. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner and, in Antigua and Barbuda, the outdated mobile license is due to be replaced with an updated mobile license. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
With respect to licenses for new mobile spectrum, the initial grant of the spectrum is sometimes subject to an auction process, but spectrum in use since the initial grant of operating licenses are historically granted on the basis of an administrative process at a set level of fees for a fixed period of time, typically to coincide with carrier licenses, subject to the payment of annual fees and compliance with applicable license requirements. In very rare cases, spectrum previously assigned to C&W

Caribbean may be re-allocated by regulatory authorities to other operators in the market. Alternatively, spectrum sought by C&W Caribbean may not be available for grant, due to prior historical grants or due to the need to avoid interference with neighboring markets. By and large, spectrum assignments, once granted, remain unchanged for the duration of a license and beyond. In the Dutch Caribbean, which are Overseas Territories of the Netherlands, the frequencies are allotted on a “first come, first serve” basis, and they operate in the same frequency band divisions as mainland Europe. The regulator reserves the various spectrum evenly between the market players and grants these when needed. Once granted, the operator must start paying for the allocated spectrum.
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
In recent years, due to the increasing importance of high speed broadband, national regulators have demonstrated an increased focus on the issues of network resilience, broadband affordability and penetration, quality of services and consumer rights.
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
In addition, ECTEL, the regulatory body for telecommunications in five Eastern Caribbean States (Commonwealth of Dominica, Grenada, St. Kitts & Nevis, St. Lucia and St. Vincent and the Grenadines), has adopted an Electronic Communications Bill that may have a material adverse impact on C&W Caribbean’s operations in the ECTEL member states. The proposed Electronic Communications Bill includes provisions relating to:
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

We currently cannot determine the impact these provisions will have on our operations because national regulators are required to conduct extensive market reviews before adopting specific measures and these measures might be reconsidered in accordance with the market reviews. St. Kitts and Nevis enacted the bill in 2021 and was later followed by St. Vincent and the Grenadines in 2022. Other ECTEL states will follow to enact the legislation in the next few years, although a specific timeline is unclear, as it is the purview of each legislature to determine the precise date on which the legislation will be introduced for deliberation. The Electronic Communications Bill will not become effective until it has been adopted by all of the ECTEL states to ensure that the rules across these states are harmonized. Although the legislation does contain provisions which potentially increase the level and variety of regulation to which C&W Caribbean’s operations in ECTEL states may be subject, implementation of such rules will be time consuming and complex.
In addition to rate regulation, several markets in which C&W Caribbean operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and LNP for fixed and mobile services. Jurisdictions such as The Bahamas, the Cayman Islands and Jamaica have implemented fixed and mobile LNP and ECTEL has implemented mobile LNP. Barbados launched fixed LNP and mobile LNP in January 2023. Other jurisdictions, including Antigua and Barbuda, Curacao and Turks and Caicos Islands, have considered or begun to implement LNP. Although fixed LNP and mobile LNP are already in place in Trinidad and Tobago, the regulator has yet to enforce it amongst the operators. Additionally, regulators in The Bahamas have eased restrictions on the mobile market.
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
Liberty Networks
With respect to Liberty Networks’ B2B business in Latin America and wholesale business in Latin America and the Caribbean, we are subject to significantly less regulation in the markets in which we operate compared to our residential businesses described above. We do have the licenses in Latin America, the U.S. and the Caribbean countries necessary to operate wholesale and enterprise services in all countries in which we operate. Although the legal framework in Latin America, the U.S. and the Caribbean changes from country to country, we do own international/local carrier and Internet or data services licenses in every jurisdiction in which we operate. Most licenses are granted for a 10 to 15 year term. Some licenses and concessions are in the process of being renewed: Curacao (Carrier), Honduras (Carrier), Panama (Carrier), and Trinidad and Tobago (Carrier). We believe we have complied with all local requirements to have existing licenses renewed. We expect that such licenses will be renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
The networks business operates approximately 50,000 kilometers of submarine fiber optic cable systems in the U.S., the Caribbean and Latin America. These sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the FCC, the Department of Homeland Security, the Department of Defense and other U.S. governmental agencies that impose additional reporting and licensing obligations on the business. Over the next 12 months, Liberty Networks intends to extend the consortium term for the MAYA-1 submarine cable system. Additionally, Liberty

Networks will move forward with the license renewals for the ARCOS-1 and Antillas-1 submarine cable systems, as approved by the consortium members in 2017 and 2024, respectively. Liberty Networks will apply for and expects to obtain the respective applicable approvals from the FCC and corresponding authorities within the respective jurisdictions. Liberty Networks has partnered with Sparkle and Gold Data to build the new MANTA cable System, a 5,600 kilometer cable, which will be the first international submarine cable in the gulf of water immediately southeast of the U.S., connecting Mexico and the U.S. with Central and Latin America. MANTA is expected to be operational by 2027.
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
With the opening of the market, in 2008, concession contracts for the PCS Service were granted to Digicel (Panamá), S.A. and Claro Panama. Currently, C&W Panama completed a mobile market consolidation process with Claro Panama, according to Law 36 of June 5, 2018 and subsequently, Digicel declared their intention to return their concession to the Panamanian government. On June 19, 2024, the mobile concession contract between Panama and Digicel was terminated. The law of market consolidation issued by the Panamanian Government aims to maintain three mobile operators and, therefore, the market structure in Panama is pending definition and subject to analysis, either through a new public bidding process or by creating the conditions for a mobile virtual network operator.
Spectrum. C&W Panama currently has a total of 125 MHz allocated (30 MHz in the 700 MHz band, 40 MHz in the 1900 MHz band, 30 MHz of AWS Band (1710-1780 MHz and 2110 and 2180) and 25 MHz in the 850 MHz band). At the time of the acquisition of Claro Panama, C&W Panama had 65MHz allocated (20 MHz in the 700 Band, 20 MHz in the 900 MHz, 25 MHz in the 850 MHz Band), and Claro Panama had 60 MHz allocated (20 MHz in the 700 MHz Band, 40 MHz in the 1900 MHz Band). As per a consolidation law, an acquiring operator could only have a maximum of 130MHz. ASEP indicated during 2024 that the spectrum cap should be understood as dynamic depending on the amount of spectrum allocated for mobile services. Currently such cap is 180 MHz per operator. ASEP is in the process of modifying a resolution that will modify the National Frequency Allocation Plan by: (i) allocating an additional 490 MHz for mobile services (300 MHz in the 3500 MHz Band and 190 MHz in the 2500 MHz Band); (ii) allocating 100 MHz in the 2300 MHz Band for private networks; (iii) allowing fixed wireless access with the mobile spectrum already allocated; and (iv) defining the use of the 6 GHz Band initially as unlicensed free spectrum. At the same time, telecommunications operators are requesting the definition of a lower price for radio spectrum in the medium bands, where ASEP has shown receptivity to formulate a proposal for analysis by the Ministry of Economy and Finance in order to encourage investment for the deployment of new technologies and strengthening of the current network.
Concessions. C&W Panama holds thirteen concessions renewed for the following twenty years, available until the year 2037, except a pay TV license that was renewed in 2008 for 25 years. C&W Panama decided not to renew the concessions corresponding to discontinued or not provided services (facsimile retransmission service and conventional trunk systems service for public or private use), and the Concession #104 (Pay Phone Services), was renewed under special conditions imposed by the regulator. As part of the consolidation process of the mobile market, the unification of C&W Panama and Claro Panama’s concession is part of the actions to be executed in 2025.
Public Telephone Service. C&W Panama is the only operator that provides Public Telephone Service in Panama. Since 2021, efforts have been made with the regulatory authority to obtain authorization for disconnection and/or relocation of public phones, and in 2022, C&W Panama obtained approval to remove 4,005 out of 9,178 public phones. A proposed 2025 disconnection schedule has been presented that includes a total of 3,187 telephones, which will gradually be submitted for ASEP approval to complete their disconnection.
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
Pay Television Service. Initially, the concession for the provision of the pay television service was granted to the International Contact Center Company in 2008, and then the rights were transferred in favor of C&W Panama. The license was granted to retransmit audio and video signals through coaxial cable and fiber optics in the province of Panama, with a validity of 25 years, which was later extended to other provinces in the coverage area for the provision of paid TV service. As of January 16, 2025, the provision of satellite television service (DTH) will be suspended with the authorization of ASEP.
Liberty Puerto Rico
Liberty Puerto Rico is subject to regulation in Puerto Rico by various governmental entities at the Puerto Rico and the U.S. federal level, including the FCC and the TB. The TB has primary regulatory jurisdiction at the local level and is responsible for awarding franchises to cable operators for the provision of cable service and regulating cable television and telecommunications services.
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
The FCC and/or the TB have the authority to impose sanctions, including warnings, fines, license revocations and, in certain specific cases, termination of the franchise, although license revocation and franchise termination are rare. The Communications Act specifies causes for the termination of licenses, including, for example, the failure to comply with license requirements and conditions or to pay fines or fees in a timely manner. Such sanctions by the TB and/or FCC can be appealed to, and reviewed by, Puerto Rican and U.S. federal courts.
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
To be eligible for Stage 2 UPR funding for fixed services, Liberty Puerto Rico became an ETC and is obligated to offer services at a discounted rate to low income customers under the federal Lifeline Program and low-cost services to schools and libraries under the Schools and Libraries Program (E-Rate). Both programs provide FCC subsidies to ensure access to telecommunications and broadband access services for specified classes of customers.
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
Effective December 31, 2021, Liberty Puerto Rico acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, subject to certain post-closing adjustments. On June 8, 2021, the FCC’s Wireline Competition Bureau issued a public notice authorizing $85 million in Connect USVI funding for Broadband VI, LLC to deploy wireline networks and provide voice and broadband services to more than 46,000 locations in the U.S. Virgin Islands. Given its acquisition of Broadband VI, LLC, Liberty Puerto Rico will now be the recipient of these funds, as well as responsible for the network expansions and upgrades committed to in the bid. Liberty Puerto Rico will have six years to complete the network expansions and upgrades committed to in the bid, and will receive FCC funding support over the course of ten years. In addition to expansions and upgrades, Broadband VI, LLC committed to a robust disaster preparation and response plan to harden its network and make it more resistant to storm damage. Broadband VI, LLC is currently building out to comply with a 40% deployment milestone originally due on December 31, 2024 for which it obtained an FCC waiver until March 31, 2025.
With respect to Stage 2 UPR funding for mobile wireless providers, the FCC also established in September 2019 that mobile wireless providers providing service in Puerto Rico as of June 2017 were eligible to receive up to $254 million over three years based on their relative number of subscribers for such service as of June 2017. Liberty Puerto Rico’s predecessor wireless provider in Puerto Rico (AT&T) was authorized by the FCC to receive approximately $34 million in annual funding over three years or a total amount of $102 million in funding to expand, improve and harden the mobile networks in Puerto Rico and USVI. That entity had previously obtained the required ETC designation in Puerto Rico. Having purchased this business in connection with the AT&T Acquisition, Liberty Puerto Rico received these funds. We have received approximately $98 million in funding, including approximately $94 million and $4 million received by our mobile operations in Puerto Rico and USVI, respectively.
On April 19, 2023, the FCC adopted a report and order that provides two additional years of transitional mobile support beginning in June 2023. Transitional mobile support recipients receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional support, and then 25% of their current monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 UPR mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and to approximately $8.5 million in the second year. On August 29, 2024, the FCC adopted a Second Report and Order and Order on Reconsideration, which affirmatively included Puerto Rico and USVI as eligible for funding under the definition of the 5G Fund Phase I auction.
Liberty Puerto Rico is also subject to certain regulatory requirements specific to it. Liberty Latin America entered into a Letter of Agreement on July 1, 2020 with the DOJ and the U.S. Department of Defense in connection with the AT&T Acquisition, and Liberty Communications PR entered into a Letter of Agreement on November 20, 2020 with the DOJ regarding an FCC application. Further, Liberty Latin America and LCPR are subject to a Final Judgment, filed on February 3, 2021, in connection with the divestiture of certain assets to complete the AT&T Acquisition, which does not expire for 10 years. Failure to comply with the Letters of Agreement or the Final Judgment could result in a variety of sanctions, including, for example, fines and/or license revocation.
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
Internet. On January 2, 2025, the Sixth Circuit Court of Appeals struck down the FCC’s Open Internet Order, which had reinstated net neutrality rules by reclassifying broadband internet as a Title II Telecommunications Service under the Communications Act. As of January 2025, there are no federal net neutrality rules in effect.
On November 15, 2023, the FCC adopted a report and order and further notice of proposed rulemaking pursuant to the Infrastructure Act to broadly prohibit “digital discrimination of access” to broadband, defined as “policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact” (also known as the Digital Discrimination Rules). As of their adoption on November 15, 2023, the Digital Discrimination Rules have been contested in court. Judicial challenges have been consolidated and are currently under review by the Eighth Circuit Court of Appeals.
Liberty Puerto Rico participated in the ACP, which was known as the Emergency Broadband Benefit Program until it was renamed by the Infrastructure Act in 2021. The ACP provided a long-term broadband affordability benefit program to low-income customers and concluded on June 1, 2024.
Similarly, Liberty Puerto Rico was also a participating provider in the ECF, a $7.17 billion FCC program that sought to help schools and libraries provide the tools and services they provided to their communities during the Covid-19 pandemic. The ECF concluded on June 30, 2024.
On November 17, 2022, the FCC issued a report and order and a further notice of proposed rulemaking adopting rules that require broadband providers to display, at the point of sale, labels that disclose certain information regarding broadband prices, introductory rates, data allowances and broadband speeds. Broadband providers also must include links to their network management practices, privacy policies, and the ACP. Broadband providers with more than 100,000 subscriber lines must comply with the majority of the label requirements by April 10, 2024. The FCC also seeks comment regarding the adoption of additional disclosure requirements regarding price and performance information, among other matters. The ACP concluded in 2024.
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
Liberty Telecomunicaciones has a total of 100 MHz allocated in two concessions. For the first, granted in 2011, MICITT awarded Telefonica 10 MHz in the 850 MHz band, 30 MHz in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. This concession has a 15-year renewable term, expiring on May 12, 2026, that may be extended for an additional 10 year term, and we have begun the process to renew this concession. The second one, granted in 2018, MICITT awarded Liberty Telecomunicaciones 20 MHz in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. This concession has a 15-year renewable term, expiring on April 23, 2033, that may be extended for an additional 10 year term.
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
Mobile Services. Through concessions contracts N° C-001-2011-MINAET and -002-2017-MICITT DAF-034-2013, Liberty Telecomunicaciones is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, for its prepaid and post-paid mobile customers. On June 28, 2024, Liberty Telecomunicaciones successfully launched 5G services by leveraging Dynamic Spectrum Sharing technology, utilizing its existing spectrum originally used for 4G. Liberty Telecomunicaciones participated in the 5G radio spectrum auction held on January 23, 2025, securing one block in the 700 MHz band, one in the 2,300 MHz band, four in the 3,500 MHz band and one in the 26/28GHz band. The company acquired the spectrum rights for approximately $16.3 million and committed to deploying over 1,552 base stations to enhance coverage and service quality in underserved areas. The auction’s base price was set at 10% of the spectrum’s estimated value, with the remaining 90% designated for infrastructure development.
On August 31, 2023, the Costa Rican government issued a decree aimed at regulating 5G deployment with a strong emphasis on cybersecurity. The decree mandates compliance with international standards, restricts participation from companies based in countries that have not signed the Budapest Convention on Cybercrime, and establishes oversight mechanisms. However, this decree has been legally challenged in Costa Rican courts, leading to its current suspension. This development could significantly influence the selection of manufacturers for the rollout of mobile networks, including both 5G and other mobile generations.

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
Mobile Services
Across our footprint, we are either the leading or one of the leading mobile providers and we continue to seek additional bandwidth to deliver our wide range of services to our customers and increase our high-speed coverage. We also offer various calling plans, such as unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. In addition, we use our bundled offers with our high-speed internet services to gain mobile subscribers where possible. Our ability to offer fixed-mobile convergence services is expected to be a key driver of growth.
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

In several of our C&W Caribbean markets, we are the incumbent phone company offering broadband internet products through a variety of technologies, predominantly HFC cable and FTTH. In these markets and our other Latin American markets, our key competition for internet services is from cable and IPTV operators and mobile data service providers. To compete effectively, we are expanding our LTE service areas, introducing 5G, and increasing our download speeds. In most of our markets, we offer our internet service through bundled offerings that include video and fixed-line telephony. We also offer a wide range of mobile products either on a prepaid or postpaid basis.
•C&W Caribbean. Where C&W Caribbean is the incumbent telecommunications provider, it competes with cable operators, the largest of which are Cable Bahamas Limited in The Bahamas and Digicel in certain of C&W Caribbean markets. To distinguish itself from these competitors, C&W Caribbean is investing in footprint expansion and upgrades and we are focused in our fixed-mobile convergence strategy with mobile and broadband internet services offers.
•C&W Panama. The largest competitor in Panama is Millicom (through the Tigo brand).
•Liberty Puerto Rico. Liberty Puerto Rico competes primarily with Claro and other operators using fiber networks or fixed wireless access technologies. To compete with these providers, Liberty Puerto Rico offers its high-speed internet with download speeds of up to 1,000 Mbps.
•Liberty Costa Rica. In Costa Rica, we face competition primarily from ICE (Kolbi), Telecable and Millicom (Tigo).
Video Distribution
Our video services compete primarily with traditional FTA broadcast television services, DTH satellite service providers and other fixed-line telecommunications carriers and broadband providers, including operations offering (i) services over HFC cable networks, (ii) DTH satellite services, (iii) IPTV over broadband internet connections using asymmetric DSL or VDSL or an enhancement to VDSL called “vectoring,” (iv) IPTV over FTTH networks, or (v) LTE services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer. In certain markets, we also compete with other cable or FTTH based providers who have overbuilt portions of our systems.
OTT aggregators and SVoD services utilizing our or our competitors’ high-speed broadband connections are also a significant competitive factor as are other video service providers that overlap our service areas. OTT video providers (such as Max, Amazon Prime Video, Disney+, Paramount+ and Netflix in most of our markets, and Hulu, DirecTV Now, Sling, and Sportsmax in selected markets) offer rich VoD catalogs and/or linear channels. In some cases, these AVoD services are provided free-of-charge (such as YouTube and Pluto TV). Typically, these services are available on multiple devices in and out of the home. To augment our video services, we continue to deploy and develop newer technologies and platforms that create flexibility for our subscribers and improve their experience. For example, through our user interface, subscribers can seamlessly subscribe to these OTT and TVE services, conduct searches, discover content, and engage in the consumption of programs. Our businesses also compete to varying degrees with other sources of entertainment and information, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
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
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Bluu in C&W Caribbean’s markets, +TV Total in C&W Panama, and Liberty Go in Puerto Rico and Liberty Go in Costa Rica.
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
•C&W Panama. C&W Panama competes primarily with Tigo, which is owned by Millicom, and which offers video, internet and fixed-line telephony over its cable network. To compete effectively, C&W Panama invests in leading mobile and fixed networks and content.
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
•Liberty Costa Rica. We compete with Millicom (Tigo), Telecable and ICE (through the Kolbi brand) over their fixed networks, and with the DTH services of Claro.
Fixed-Line Telephony
The market for fixed-line telephony services is mature across our footprint. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. In most of our C&W Caribbean markets, we are the incumbent telecommunications provider with long established customer relationships. In our other markets, our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the incumbent operators have substantially more experience in providing fixed-line telephony, greater resources to devote to the provision of such services and long-standing customer relationships. In all of our markets, we also compete with VoIP operators offering services across broadband lines and OTT telephony providers, such as WhatsApp. In many countries, our businesses also face competition from other cable telephony providers, FTTH-based providers or other indirect access providers.
Competition exists in both the residential and business fixed-line telephony products due to market trends, the offering of carrier pre-select services, number portability, the replacement of fixed-line with mobile telephony and the growth of VoIP services, as well as continued deregulation of telephony markets and other regulatory action, such as general price competition. Our fixed-line telephony strategy is focused around value leadership, and we position our services as “anytime” or “any destination”. In addition, we offer varying plans to meet customer needs and, similar to our mobile services, we use our telephony bundle options with our digital video and internet services to help promote our telephony services and flat rate offers are standard.
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

Human Capital Resources
Our Team. As of December 31, 2024, we employed approximately 10,000 full-time employees across our five reportable segments. These are: C&W Caribbean approximately 3,700 full-time employees, C&W Panama approximately 1,900 full-time employees, Liberty Networks approximately 1,100 full-time employees, Liberty Puerto Rico approximately 2,000 employees, and Liberty Costa Rica approximately 600 employees. The remaining employees are employed by our corporate entities. Women represented 41% of our global employees and 39% of our managerial positions. Of our total employee population, approximately 33% are covered by contracts with various unions, primarily across our Caribbean markets, Panama, and Puerto Rico. During 2024, our total employee attrition rate, both voluntary and involuntary, was approximately 16.3%.
We operate based on a set of strong principles including respect. We are committed to an inclusive culture where all employees can grow, thrive and perform at their best. In 2024, we measured our eNPS at +24 as part of our annual employee survey, which we believe is an indicator that we have a passionate, engaged, and dedicated workforce that is committed to supporting our customers and making a difference in the communities we operate in.
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
Our employees lead many of our outreach programs, working alongside our local and regional charitable foundations. We proudly support and give back to our communities. In 2024, through our company-wide initiative, Mission Week, over 850 employees across 22 countries came together to contribute more than 8,900 volunteer hours in support of communities across Latin America and the Caribbean through a wide range of volunteer activities.
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
In almost all cases, our licenses are not exclusive. As a result, our competitors have similar licenses and have and may continue to build systems and provide services in areas in which we hold licenses. In the case of cable- and broadband-enabled services, the existence of more than one cable or FTTH system operating in the same territory is referred to as an “overbuild.” Overbuilds increase competition or create competition where none existed previously, either of which could adversely affect our growth, financial condition and results of operations.
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
Additionally, product shipments from third-party suppliers may be delayed or more costly due to supply chain challenges and new tariffs that our suppliers may face. If such a disruption were to extend over a prolonged period, it could have an impact on the continuity of our supply chain and our ability to build or upgrade our networks and customer premises equipment generally. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of products until we are able to resume such shipments or shift from the affected contractor or vendor to another third-party supplier. If our suppliers cannot deliver the supplies we need to operate our business, including handsets, set-top boxes, and other devices, and if we are unable to deliver our products to our customers, our business and results of operations would be negatively impacted.
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
Operational risks that we may experience in certain countries include uncertain and rapidly changing political, regulatory and economic conditions, including the possibility of disruptions of services or loss of property or equipment that are critical to overseas businesses as a result of vandalism, expropriation, nationalization, war, insurrection, terrorism, threats of military or economic coercion by other governments against the countries in which we operate, or general social or political unrest.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2024.
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
We also have interconnection and services contracts with telecommunications carriers located in Venezuela. With respect to Venezuela, we have advised OFAC that we believe that our activities there are not covered by the OFAC regulations or are otherwise allowed under a general license and exemptions or, in the alternative, should be licensed by OFAC. In September 2022, OFAC issued a specific license to allow us to engage in all transactions necessary for U.S. financial institutions to process the collection of outstanding debts and the receipt of current and future payments relating to telecommunications services provided to Compañía Anónima Nacional Teléfonos de Venezuela. OFAC extended this license in 2023 and 2024 and it currently expires on August 31, 2025. We will seek to renew this license for 2025-2026.
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
•impact the amount of government funding under certain support programs, such as the FCC’s UPR Fund and the NTIA’s MMG Program;
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

Failure to comply with the FCC’s requirements for the UPR Fund or other funding programs in which Liberty Puerto Rico may participate may have an adverse impact on Liberty Puerto Rico’s business and our financial position, and payments by such programs are decreasing and uncertain.
In May 2018, the FCC established the UPR Fund and the Connect USVI Fund to provide subsidies for the deployment and hardening of fixed wireline and mobile wireless communications networks in Puerto Rico and the U.S. Virgin Islands. Liberty Puerto Rico receives funds from the FCC through these programs. To continue receiving funds under these programs, Liberty Puerto Rico, Liberty Mobile U.S. Virgin Islands and Broadband VI, LLC must comply with certain requirements established by the FCC as described in Item 1. Business—Description of Business—Regulatory Matters. Compliance with FCC requirements may depend upon factors such as issuance of permits by local regulatory authorities. In April 2023, the FCC adopted an additional two-year transitional period for mobile support recipients during which transitional mobile support recipients will receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional mobile support, and then 25% of their currently monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and will be reduced to approximately $8.5 million in the second year. Reduced funding from these programs may have an adverse impact on Liberty Puerto Rico’s business and our RGUs, revenue and cash flow. In the specific case of the UPR Fund and the Connect USVI funding for fixed providers, such as LCPR and Broadband VI, LLC, failure to comply with program buildout milestones can result in the FCC clawing back allocated funds and/or imposing fines for non-compliance.
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
Part of our business strategy is to grow and expand our businesses, in part, through selective acquisitions, such as the transaction with Millicom in Costa Rica, that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation, our ability to obtain regulatory approval or satisfy other conditions to completing a transaction, and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as in the AT&T Acquisition, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; migrating our acquired businesses’ customers to our systems; integrating personnel, networks, financial systems and operational systems and building new mobile cores and IT stacks; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
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
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, C&W’s license in The Bahamas is in the process of being renewed on the same or substantially similar terms and conditions as before and, in Antigua and Barbuda, the outdated mobile license is due to be renewed with an updated license. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses. We have also begun the process to renew the mobile spectrum concession in Costa Rica that is scheduled to expire in 2026. In certain jurisdictions where spectrum licenses must be renewed, there is no guarantee that we will be able to renew those licenses on similar or commercially viable terms, or at all.
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
Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting project being undertaken by the OECD. The OECD, which represents a coalition of member countries that includes the United States, has undertaken studies and is publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. The OECD has extended inclusion to non-OECD countries under their Inclusive Framework on BEPS, bringing together over 140 countries to collaborate on the implementation of the OECD BEPS Package. This framework allows interested countries and jurisdictions to work with the OECD and G20 members on developing standards on BEPS-related issues and reviewing and monitoring the implementation of the whole BEPS Package. Included within this expanded group of countries are several jurisdictions in which we do business. It is possible that additional jurisdictions in which we do business could react to these initiatives or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities. In particular, the OECD has proposed a provision to impose a minimum tax rate of 15%, among other provisions, and as of 2024 more than 140 countries have tentatively signed on to the framework. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
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
Our business has been, and could in the future be, adversely affected by a pandemic.
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
Our businesses are highly leveraged. At December 31, 2024, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,143 million, including $466 million that is classified as current in our consolidated balance sheet and $7,627 million that is not due until 2027 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities are predominantly in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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
If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our debt obligations. In that event, if related to borrowings under a borrowing group’s (i.e., C&W, Liberty Costa Rica, and Liberty Puerto Rico) debt agreements or other instruments, other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness of that particular borrowing group may become payable on demand and the affected borrowing group may not have sufficient funds to repay all of its debts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
From time to time, the macroeconomic environment has also resulted in systemic disruption of the worldwide equity markets. The duration and severity of the economic impacts stemming from competition, economic, regulatory or other factors, including macro-economic and demographic trends, are unknown and may be prolonged. In particular, any recession, depression, inflationary pressures, or other sustained adverse market event may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows.
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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2024, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash balances of $667 million and (ii) aggregate undrawn debt facilities of $796 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
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
As of December 31, 2024, we had goodwill of $2,981 million, which represented approximately 23% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily spectrum licenses and cable television franchise rights) for impairment at least annually on July 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in note 8 to our consolidated financial statements, during the years ended December 31, 2024 and 2022, we incurred significant goodwill impairments. If, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
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
Our networks and our subsea cables could be subject to damage, cable cuts and surveillance from malicious state-sponsored actors. Moreover, despite security measures, our servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive actions as further discussed below. See “Cyberattacks or other network disruptions could have an adverse effect on our business.”
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
As described above, our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. In addition, through our operations, sales and marketing activities, we collect and store certain non-public personal information related to our customers, and we also gather and retain information about employees in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. Our and our vendors’ servers, systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including a cut in our terrestrial network or subsea cable network, security flaws, and malicious human and state-sponsored acts. Moreover, our information technology and network systems may be subject to cyber ransom events that could result in the loss of critical information or operational capabilities that could materially impact our business operations.
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
Our Class B common shares are not widely held, with approximately 64% of such outstanding shares as of December 31, 2024 beneficially owned by John C. Malone, a director emeritus of our company. Although our Class B common shares are eligible to trade on the OTC Markets, they are sparsely traded and do not have an active trading market. The OTC Markets provide an inter-dealer automated quotation system for equity securities that is not a national securities exchange. As a result, trading in the OTC Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.
We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.
As of December 31, 2024, John C. Malone beneficially owned a number of our common shares representing approximately 28% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.

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
We could be subject to changes in our tax rates, the enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or other changes in tax legislation or policies which could adversely affect our business, financial condition, and results of operations.

The taxation of our business is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Existing, new, or future changes in tax laws, regulations and treaties, or the interpretation thereof could have an adverse effect on our tax liabilities, business, results of operations and financial condition. We are unable to predict what tax reform may be proposed or enacted in the future in jurisdictions where we have operations or what effect such changes would have on our business, but such changes could affect our future financial position and overall tax rates in the future or increase the complexity, burden and cost of tax compliance.
If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, our possible expansion to other jurisdictions, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.
Corporate tax reform, base-erosion efforts, and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in a number of jurisdictions.
In October 2021, the OECD’s Inclusive Framework reached an agreement on a “Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” and, on December 20, 2021, the OECD’s Inclusive Framework published “Global Anti-Base Erosion,” or “GloBE” model rules, which are a key component of the Two-Pillar Solution. The GloBE model rules would apply to multinational enterprises with revenues of at least €750,000,000 and provide for a coordinated system of taxation that imposes a “top-up” tax to ensure that a multinational enterprise pays a minimum rate of 15% tax on its net income in each country where it operates. Countries around the world have enacted, and are continuing to enact, legislation to implement the GloBE model rules. As the Two-Pillar Solution is subject to implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. Such legislative initiatives may materially and adversely affect our plans to expand internationally and may negatively impact our tax liability, financial condition, and results of operations, and could increase our administrative expenses.
These changes, as they take effect in various countries in which we do business, may also increase our taxes in these countries. For example, Bermuda enacted the CIT Act on December 27, 2023. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multinational enterprises. The definition of a “multi-national group” or “multinational enterprise” under the CIT Act follows the definition in the GloBE model roles i.e. a group with entities in more than one jurisdiction with consolidated revenues of at least €750,000,000 for two out of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15 percent of the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act. While we expect that we would be treated as a Bermuda Constituent Entity for the purposes of the CIT Act and therefore subject to taxation in Bermuda for its first fiscal year starting on or after January 1, 2025, we do not expect to incur material tax liabilities in Bermuda due to our status as a holding company, meaning the majority of our income is excluded from the calculation of tax under the CIT Act. However, future developments and guidance under the GloBE model rules may impact Bermuda’s implementation of its new corporate tax regime, and any future changes to the Bermuda corporate income tax regime may negatively impact our tax liability, financial condition, and results of operations, and could increase our administrative expenses.
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
As of December 31, 2024, we did not maintain effective internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, these material weaknesses continued to exist with respect to our internal control over financial reporting as of December 31, 2024. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.
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
Governance of Cybersecurity Risks
From a governance perspective, our Audit Committee oversees our cybersecurity program, including the management of risks arising from cybersecurity threats. Our Audit Committee receives quarterly reports from both internal (e.g., management) and external sources (e.g., third-party consultants), which cover topics that include, but are not limited to, recent cyber developments, evolving cyber standards, vulnerability assessments, third-party and independent reviews, the cyber threat environment, technological trends, and other cybersecurity considerations arising with respect to our company and third parties. Our GISO and Chief Legal Officer also keep our executive team and our Audit Committee (if necessary) informed regarding any security incident that meets established reporting thresholds and provide ongoing updates regarding any such incident until it has been closed out.
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
Engagement of Third-Parties
Our GISO partners with third-party cybersecurity service and product vendors to provide protection of our networks, information resources, products, services and data of our customers and employees. Furthermore, our GISO engages third-party cybersecurity and data protection experts to perform assessments on the efficacy of our cybersecurity program and measures, including cybersecurity maturity assessments, audits and independent reviews of our cybersecurity control environment and operating effectiveness. Our Chief Information Security Officer reports the results of such assessments, audits and reviews to our executive team and our Audit Committee.
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
Our Senior Leadership Team’s Qualifications
Our Chief Information Security Officer has served in various roles in information technology and information security for over 15 years, including as the Director of Information Security at the Colombian operations of a telecommunications company operating throughout Latin America and as the Head of Information Security in the Colombian operations of a large retail company operating in South America. Our Chief Information Security Officer holds undergraduate, graduate and master’s degrees in risk management, business administration and information technology, as well as professional certification as a Certified Information Security Manager.
Our Chief Information Security Officer reports to our Chief Legal Officer, who has served in that position since December 2017. Our Chief Legal Officer manages our cybersecurity function and legal matters affecting our company and risk management within the company. Our Chief Legal Officer’s responsibilities also include overseeing legal support for corporate governance, financial reporting, litigation, mergers and acquisitions and commercial contracts, regulatory and general compliance matters at our company and management of our government affairs function.
In addition, our Chief Technology Officer has extensive experience in running and managing cyber risks at large U.S. telecommunication companies and, prior to joining our company, had led the cybersecurity practice at a business unit at a large telecommunications company and established cyber risk identification, detection and protection practices for enterprise and government customers. Our Chief Technology Officer holds undergraduate and master’s degrees in electrical engineering and has served in various roles in information technology at several telecommunications companies for over 30 years, including serving as either the Chief Technology Officer, Chief Information Officer or Chief Product Officer of three public companies.
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
Item 2.    PROPERTIES
At December 31, 2024, we leased our corporate office in Denver, Colorado, U.S. and our operations center in Panama City, Panama. Additionally, through our Liberty Networks segment, we own significant portions of our subsea network in the Caribbean region (see Item 1. Business—Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, poles, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

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

	Class B
	High	Low
Year ended December 31, 2024
First quarter	$10.00	$8.00
Second quarter	$10.00	$6.08
Third quarter	$10.00	$8.26
Fourth quarter	$8.68	$5.55
Year ended December 31, 2023
First quarter	$11.00	$8.01
Second quarter	$11.00	$7.11
Third quarter	$11.00	$6.74
Fourth quarter	$8.19	$7.45
Holders
As of January 31, 2025, we had the following number of holders of record of our common stock: 10,666 Class A; 16 Class B; and 24,587 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual General Meeting of Shareholders.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All information under this Item has been previously reported on our Current Reports on Form 8-K.

Issuer Purchase of Equity Securities
From time to time, our Directors approve Share Repurchase Programs, which authorize us to repurchase up to a specified dollar value of our Class A common shares and/or Class C common shares through specified dates via open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Programs do not obligate us to repurchase any of our Class A or C common shares. During June 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on a number of Class A and Class C common shares, which can result in the receipt of cash or shares at our election. For information about amounts authorized under our Share Repurchase Programs and our capped call option contracts, see note 12 to our consolidated financial statements.
There were no repurchases of our Class A or C common shares during the three months ended December 31, 2024. At December 31, 2024, the remaining amount authorized for repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
Stock Performance Graph
The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from December 31, 2019 to December 31, 2024, to the change in the cumulative total return on the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on December 31, 2019.

	December 31,
	2019	2020	2021	2022	2023	2024

Liberty Latin America Shares - Class A	$100.00	$51.58	$54.03	$34.89	$33.87	$34.98
Liberty Latin America Shares - Class C	$100.00	$51.85	$53.30	$35.53	$34.32	$34.63
MSCI Emerging Markets NTR Index	$100.00	$117.73	$114.70	$91.66	$100.67	$108.78
Nasdaq Composite TR Index	$100.00	$189.61	$231.66	$156.29	$226.06	$223.87
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
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2024 and 2023.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.
•Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of December 31, 2024.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 can be found under captions entitled “Results of Operations” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, which is available free of charge through the SEC’s website at www.sec.gov or the Company’s website, https://investors.lla.com/financials/sec-filings. The Company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
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
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect over 30 markets in that region.
At December 31, 2024, we (i) owned and operated fixed networks that passed 4,735,700 homes and served 3,987,600 RGUs comprising 1,828,200 broadband internet subscribers, 921,900 video subscribers and 1,237,500 fixed-line telephony subscribers, and (ii) served 8,054,300 mobile subscribers.
Transactions and Events
Hurricane Beryl
In July 2024, Hurricane Beryl impacted our Jamaica operations and certain smaller operations within C&W Caribbean, resulting in varying degrees of damage to homes, businesses, and infrastructures in these markets. In connection with Hurricane Beryl, during 2024, we experienced adverse impacts to revenue and RGUs, Adjusted OIBDA, and property and equipment additions. Specifically, during 2024, Hurricane Beryl had a negative impact on revenue and Adjusted OIBDA of approximately $11 million and $14 million, respectively, which includes the positive impact from the hurricane on prepaid revenue. In addition, we incurred property and equipment additions of approximately $16 million to replace infrastructure and equipment that has been damaged beyond repair or to enhance network resiliency. We did not recognize any material impairments in connection with Hurricane Beryl. As a result of the hurricane, during 2024, we estimate that we lost approximately 33,000 RGUs, comprising 16,000 broadband internet subscribers, 15,000 fixed-line telephony subscribers, and 2,000 video subscribers. We also saw a positive impact from the hurricane to our prepaid mobile subscribers.
Hurricane Beryl triggered a payment pursuant to coverage under our Weather Derivatives, which resulted in net proceeds of $44 million during 2024. The payment is reflected as a derivative gain in our consolidated statement of operations and as a cash inflow related to operating activities in our consolidated statement of cash flows.
Costa Rica Transactions
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
During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of equity of Liberty Costa Rica for aggregate cash consideration of approximately $83 million, comprising CRC 22 billion ($43 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.
LPR Acquisition
During November 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in 4 annual installments, the first of which commenced on the closing date, September 3, 2024, and the remainder of which will be paid on the anniversary of the closing date over the next three years. On September 3, 2024, we paid the first installment of $95 million, which is reflected as cash paid for an acquisition in our consolidated statement of cash flows.
Tower Transactions
During November 2023, we entered into an agreement with Phoenix Tower International to monetize approximately 1,300 mobile tower sites across Panama, Jamaica, The Bahamas, Puerto Rico, Barbados, and the British Virgin Islands. We completed these transactions across most markets during 2023. During 2024 and 2023, we received proceeds of $9 million and $244 million, respectively, related to the Tower Transactions, which is recorded as debt in our consolidated financial statements. The transaction provides arrangements to extend coverage with a further 500 sites being built by Liberty Latin America and Phoenix Tower International over the next four years.
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

Results of Operations
The comparability of our operating results during 2024 and 2023 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.

In the following discussion, we quantify the estimated impacts on the operating results of the periods under comparison that are attributable to the LPR Acquisition, which closed on September 3, 2024. With respect to acquisitions, organic changes exclude the operating results of an acquired entity during the first 12 months following the date of acquisition.
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
Year Ended December 31, 2024 as Compared with Year Ended December 31, 2023
Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income or loss during 2024, as compared to 2023.

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)		An acquisition
	2024	2023		FX		Organic
	in millions

Revenue	$4,456.9	$4,511.1	$(54.2)	$29.1	$12.5	$(95.8)
Operating costs and expenses:
Programming and other direct costs of services	989.4	1,020.4	(31.0)	6.8	8.8	(46.6)
Other operating costs and expenses	1,957.8	1,877.8	80.0	13.4	2.7	63.9
Depreciation and amortization	968.3	1,008.3	(40.0)	4.2	—	(44.2)
Impairment, restructuring and other operating items, net	589.7	86.9	502.8	0.1	—	502.7
	4,505.2	3,993.4	511.8	24.5	11.5	475.8
Operating income (loss)	$(48.3)	$517.7	$(566.0)	$4.6	$1.0	$(571.6)
As reflected in the table above, we reported an operating loss during 2024, as compared to operating income during 2023. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.

Consolidated Adjusted OIBDA
On a consolidated basis, Adjusted OIBDA is a non-U.S. GAAP measure. Adjusted OIBDA is the primary measure used by our CODM, our Chief Executive Officer, to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of incentive compensation plans. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measures may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income or loss.
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below for the periods indicated.

	Year ended December 31,
	2024	2023
	in millions

Operating income (loss)	$(48.3)	$517.7
Share-based compensation and other Employee Incentive Plan-related expense	84.0	88.7
Depreciation and amortization	968.3	1,008.3
Impairment, restructuring and other operating items, net	589.7	86.9
Consolidated Adjusted OIBDA	$1,593.7	$1,701.6
The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the year ending:
December 31, 2023	$596.9	$227.7	$261.5	$485.5	$203.1	$(73.1)	$—	$1,701.6
Organic changes related to:
Revenue	32.3	20.6	(10.1)	(169.7)	33.9	(3.9)	1.1	(95.8)
Programming and other direct costs of services	6.1	3.8	4.6	46.6	(9.6)	—	(4.9)	46.6
Other operating costs and expenses	1.2	17.6	(14.0)	(55.1)	(9.7)	(12.4)	3.8	(68.6)
Non-organic increases (decreases):
FX	(3.2)	—	0.7	—	11.8	(0.4)	—	8.9
An acquisition	—	—	—	1.0	—	—	—	1.0
December 31, 2024	$633.3	$269.7	$242.7	$308.3	$229.5	$(89.8)	$—	$1,593.7

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Year ended December 31,
	2024	2023
	%

C&W Caribbean	43.3	41.5
C&W Panama	35.3	30.7
Liberty Networks	54.2	57.7
Liberty Puerto Rico	24.5	34.2
Liberty Costa Rica	37.4	37.1
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs (i) during 2024 of $17 million within our Liberty Puerto Rico segment, and (ii) during 2023, of $26 million within our Liberty Puerto Rico, Liberty Costa Rica and C&W Panama segments.
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
The following table sets forth the organic and non-organic changes in revenue by reportable segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	An acquisition	Organic
	in millions

C&W Caribbean	$1,462.8	$1,437.0	$25.8	$(6.5)	$—	$32.3
C&W Panama	763.2	742.6	20.6	—	—	20.6
Liberty Networks	447.5	453.3	(5.8)	4.3	—	(10.1)
Liberty Puerto Rico	1,260.5	1,417.7	(157.2)	—	12.5	(169.7)
Liberty Costa Rica	613.1	547.9	65.2	31.3	—	33.9
Corporate	19.6	23.5	(3.9)	—	—	(3.9)
Intersegment eliminations	(109.8)	(110.9)	1.1	—	—	1.1
Total	$4,456.9	$4,511.1	$(54.2)	$29.1	$12.5	$(95.8)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$486.2	$487.5	$(1.3)	(0.3)
Non-subscription revenue	28.0	29.0	(1.0)	(3.4)
Total residential fixed revenue	514.2	516.5	(2.3)	(0.4)
Residential mobile revenue:
Service revenue	352.3	330.3	22.0	6.7
Interconnect, inbound roaming, equipment sales and other	79.5	78.8	0.7	0.9
Total residential mobile revenue	431.8	409.1	22.7	5.5
Total residential revenue	946.0	925.6	20.4	2.2
B2B revenue	516.8	511.4	5.4	1.1
Total	$1,462.8	$1,437.0	$25.8	1.8
The details of the changes in C&W Caribbean’s revenue during 2024, as compared to 2023, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(0.7)
ARPU (b)	1.5
Decrease in residential fixed non-subscription revenue	(0.8)
Total change in residential fixed revenue	—
Increase in residential mobile service revenue (c)	24.0
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	1.0
Increase in B2B revenue (d)	7.3
Total organic increase	32.3
Impact of FX	(6.5)
Total	$25.8
(a)The decrease is primarily due to the net effect of (i) lower average video and fixed-line telephony RGUs and (ii) higher average broadband internet RGUs.
(b)The increase is primarily due to the net impact of (i) higher ARPU from broadband internet services, mainly due to price increases, (ii) lower ARPU from fixed-line telephony services, mostly due to fixed-mobile convergence efforts, and (iii) lower ARPU from video services.
(c)The increase is primarily attributable to the net impact of (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, (ii) an increase in prepaid ARPU resulting from price increases implemented during the third quarter of 2023 and the first quarter of 2024, and (iii) lower average numbers of prepaid mobile subscribers.
(d)The increase is mainly attributable to the net effect of (i) higher project-related revenue across various markets and (ii) an increase in fixed and managed services, despite negative impacts related to Hurricane Beryl.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$122.3	$116.5	$5.8	5.0
Non-subscription revenue	5.0	5.5	(0.5)	(9.1)
Total residential fixed revenue	127.3	122.0	5.3	4.3
Residential mobile revenue:
Service revenue	272.2	260.6	11.6	4.5
Interconnect, inbound roaming, equipment sales and other	61.0	52.0	9.0	17.3
Total residential mobile revenue	333.2	312.6	20.6	6.6
Total residential revenue	460.5	434.6	25.9	6.0
B2B revenue	302.7	308.0	(5.3)	(1.7)
Total	$763.2	$742.6	$20.6	2.8
The details of the changes in C&W Panama’s revenue during 2024, as compared to 2023, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$9.8
ARPU (b)	(4.0)
Decrease in residential fixed non-subscription revenue	(0.5)
Total increase in residential fixed revenue	5.3
Increase in residential mobile service revenue (c)	11.6
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	9.0
Decrease in B2B revenue (e)	(5.3)
Total	$20.6
(a)The increase is primarily due to higher average broadband internet RGUs.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services, mainly driven by higher discounts and other customer retention efforts, and the migration of customers to lower ARPU plans.
(c)The increase is primarily due to the net effect of (i) higher ARPU from prepaid mobile services, (ii) lower average numbers of prepaid mobile subscribers, and (iii) higher average numbers of postpaid mobile subscribers. The decrease in prepaid mobile subscribers is mainly driven by the impact of churn related to the migration of customers to our network following the Claro Panama Acquisition. This decrease was partially offset by the addition of customers to our base following the exit of a competitor from our market, which positively impacted both our prepaid and postpaid base. The increase in prepaid mobile ARPU is primarily due to higher ARPU packages offered to customers.
(d)The increase is primarily due to higher volumes of handset sales.
(e)The decrease is primarily due to the net effect of (i) lower revenue from government-related projects and (ii) higher revenue from fixed and managed services, primarily broadband internet services.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$131.1	$118.5	$12.6	10.6
Wholesale revenue	316.4	334.8	(18.4)	(5.5)
Total	$447.5	$453.3	$(5.8)	(1.3)
The details of the changes in Liberty Networks’ revenue during 2024, as compared to 2023, are set forth below (in millions):

Increase in enterprise revenue (a)	$9.9
Decrease in wholesale revenue (b)	(20.0)
Total organic decrease	(10.1)
Impact of FX	4.3
Total	$(5.8)
(a)The increase is primarily attributable to the net effect of (i) growth in managed services, (ii) higher B2B connectivity revenue, and (iii) a decrease associated with sales-type leases on CPE installed on long-term customer solutions, due mostly to a higher mix of contracts recognized on a net basis.
(b)The decrease is primarily due to (i) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods, (ii) a decrease in non-recurring revenue related to a sales-type lease recognized during 2023 and (iii) a net decrease in revenue associated with the recognition of deferred revenue and penalties upon the termination or modification of prepaid capacity contracts during 2023 and 2024.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Decrease
	2024	2023	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$474.5	$478.7	$(4.2)	(0.9)
Non-subscription revenue	23.3	25.5	(2.2)	(8.6)
Total residential fixed revenue	497.8	504.2	(6.4)	(1.3)
Residential mobile revenue:
Service revenue	333.4	398.7	(65.3)	(16.4)
Interconnect, inbound roaming, equipment sales and other	189.0	250.0	(61.0)	(24.4)
Total residential mobile revenue	522.4	648.7	(126.3)	(19.5)
Total residential revenue	1,020.2	1,152.9	(132.7)	(11.5)
B2B revenue	206.7	224.3	(17.6)	(7.8)
Other revenue	33.6	40.5	(6.9)	(17.0)
Total	$1,260.5	$1,417.7	$(157.2)	(11.1)

The details of the changes in Liberty Puerto Rico’s revenue during 2024, as compared to 2023, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$3.1
ARPU (b)	(7.3)
Decrease in residential fixed non-subscription revenue	(2.2)
Total decrease in residential fixed revenue	(6.4)
Decrease in residential mobile service revenue (c)	(77.3)
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(61.5)
Decrease in B2B revenue (e)	(17.6)
Decrease in other revenue (f)	(6.9)
Total organic decrease	(169.7)
Impact of an acquisition	12.5
Total	$(157.2)
(a)The increase is primarily attributable to the net effect of (i) higher average broadband internet and fixed-line telephony RGUs and (ii) lower average video RGUs.
(b)The decrease is primarily due to lower ARPU from broadband internet, fixed-line telephony and video services, mainly caused by the net effect of retention-related discounts that more than offset price increases during the third quarter of 2024.
(c)The decrease is primarily due to a decline in the average number of mobile subscribers impacted by the migration of customers to our mobile network and network challenges in 2024 and lower postpaid mobile ARPU.
(d)The decrease is primarily driven by lower equipment sales, including the impact of the migration of customers to our mobile network during the first half of 2024.
(e)The decrease is primarily attributable to lower revenue from mobile services, mainly driven by lower average customers due to (i) the termination of a government-sponsored program during the second quarter of 2024 and (ii) the migration of customers to our mobile network, including credits issued for billing adjustments.
(f)The decrease is primarily driven by the net impact of (i) declines in the rate of funding beginning in each of June 2023 and 2024 related to funds from the FCC that we use to expand and improve our fixed and mobile networks, and (ii) a grant from the NTIA to fund network infrastructure to remote and underserved communities.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2024	2023	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$137.1	$144.3	$(7.2)	(5.0)
Non-subscription revenue	35.2	14.3	20.9	146.2
Total residential fixed revenue	172.3	158.6	13.7	8.6
Residential mobile revenue:
Service revenue	276.0	242.1	33.9	14.0
Interconnect, inbound roaming, equipment sales and other	88.9	80.2	8.7	10.8
Total residential mobile revenue	364.9	322.3	42.6	13.2
Total residential revenue	537.2	480.9	56.3	11.7
B2B revenue	75.9	67.0	8.9	13.3
Total	$613.1	$547.9	$65.2	11.9
The details of the changes in Liberty Costa Rica’s revenue during 2024, as compared to 2023, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.1
ARPU (b)	(15.4)
Increase in residential fixed non-subscription revenue (c)	19.0
Total increase in residential fixed revenue	4.7
Increase in residential mobile service revenue (d)	19.7
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	4.1
Increase in B2B revenue (f)	5.4
Total organic increase	33.9
Impact of FX	31.3
Total	$65.2
(a)The increase is primarily due to the net effect of (i) increases in the average number of broadband internet and fixed-line telephony RGUs and (ii) a decrease in the average number of video RGUs.
(b)The decrease is due to lower ARPU across all fixed products, the largest of which is from video services. The decrease is mainly due to market competition leading to customer retention efforts and higher financed equipment sales.
(c)The increase is primarily attributable to higher volumes of CPE sales.
(d)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid mobile ARPU.
(e)The increase is primarily attributable to the net effect of (i) higher volumes of equipment sales at higher unit prices, and (ii) lower interconnect revenue driven by a reduction in rates and lower volumes of traffic.
(f)The increase is primarily due to higher project-related revenue and growth in managed services.

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

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)	FX	An acquisition	Organic
	2024	2023
	in millions

Programming and copyright	$233.6	$237.2	$(3.6)	$1.7	$—	$(5.3)
Interconnect	278.3	302.5	(24.2)	1.2	6.2	(31.6)
Equipment	315.9	320.6	(4.7)	3.2	2.6	(10.5)
Project-related and other	161.6	160.1	1.5	0.7	—	0.8
Total programming and other direct costs of services	$989.4	$1,020.4	$(31.0)	$6.8	$8.8	$(46.6)
C&W Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Programming and copyright	$64.2	$71.5	$(7.3)	$(0.3)	$(7.0)
Interconnect	65.4	75.2	(9.8)	(0.5)	(9.3)
Equipment	50.0	49.0	1.0	(0.1)	1.1
Project-related and other	42.9	34.0	8.9	(0.2)	9.1
Total programming and other direct costs of services	$222.5	$229.7	$(7.2)	$(1.1)	$(6.1)
•Programming and copyright: The organic decrease is mainly due to (i) the impact of the renegotiation of certain content agreements, and (ii) lower video RGUs.
•Interconnect: The organic decrease is primarily due to lower rates resulting from the renegotiation of a contract.
•Equipment: The organic increase is primarily due to the net effect of (i) higher B2B project-related equipment costs and (ii) lower handset costs.
•Project-related and other: The organic increase is primarily due to higher B2B project costs, primarily in the Bahamas.

C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Year ended December 31,		Increase (decrease)
	2024	2023
	in millions

Programming and copyright	$22.0	$21.4	$0.6
Interconnect	69.4	72.2	(2.8)
Equipment	50.3	41.6	8.7
Project-related and other	107.5	117.8	(10.3)
Total programming and other direct costs of services	$249.2	$253.0	$(3.8)
•Interconnect: The decrease is primarily due to lower volumes of traffic.
•Equipment: The increase is primarily attributable to (i) higher volumes of handset sales, mostly to B2B customers, and (ii) higher unit costs associated with handset sales to residential customers.
•Project-related and other: The decrease is primarily due to lower costs associated with certain government-related projects.
Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Year ended December 31,		Decrease	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Interconnect	$49.0	$49.3	$(0.3)	$0.3	$(0.6)
Equipment	0.3	0.6	(0.3)	—	(0.3)
Project-related and other	15.7	18.8	(3.1)	0.6	(3.7)
Total programming and other direct costs of services	$65.0	$68.7	$(3.7)	$0.9	$(4.6)
•Interconnect: The organic decrease is primarily due to (i) lower backhaul expenses and (ii) lower inter-segment costs.
•Project-related and other: The organic decrease is primarily due to a higher mix of contracts recognized on a net basis.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
				An Acquisition
	2024	2023			Organic
	in millions

Programming and copyright	$109.8	$112.4	$(2.6)	$—	$(2.6)
Interconnect	83.7	93.3	(9.6)	6.2	(15.8)
Equipment	151.4	179.6	(28.2)	2.6	(30.8)
Project-related and other	4.7	2.1	2.6	—	2.6
Total programming and other direct costs of services	$349.6	$387.4	$(37.8)	$8.8	$(46.6)

•Programming and copyright: The organic decrease is primarily due to the net effect of (i) lower average number of subscribers and (ii) rate increases.
•Interconnect: The organic decrease is mostly due to lower interconnect costs associated with a transition service agreement that expired during 2024.
•Equipment: The organic decrease is primarily due to the net effect of (i) lower handset sales, which includes the impact of the migration of customers to our mobile network during the first half of 2024, (ii) equipment credits for handset purchases recognized during the first half of 2023 associated with handsets purchased prior to 2023 and (iii) increases resulting from inventory adjustments during 2024 related to the migration of mobile customers to our network.
•Project-related and other: The organic increase is primarily due to higher costs associated with portability and identity protection services.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)	FX	Organic
	2024	2023
	in millions

Programming and copyright	$37.6	$33.1	$4.5	$2.0	$2.5
Interconnect	28.4	33.1	(4.7)	1.4	(6.1)
Equipment	63.9	49.8	14.1	3.3	10.8
Project-related and other	6.9	4.2	2.7	0.3	2.4
Total programming and other direct costs of services	$136.8	$120.2	$16.6	$7.0	$9.6
•Programming and copyright: The organic increase is due to the net effect of (i) higher programming costs associated with an increase in video RGUs, and (ii) higher content costs driven by pricing.
•Interconnect: The organic decrease is primarily due to lower (i) rates, (ii) volumes of long-distance and international traffic, and (iii) commission costs associated with prepaid mobile distributors.
•Equipment: The organic increase is primarily due to the net effect of (i) higher CPE costs associated with sales growth, and (ii) higher handset costs associated with increased unit costs.
•Project-related and other: The organic increase is primarily due to higher project-related costs.
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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs; and

•Share-based compensation and other Employee Incentive Plan-related expense that relates to (i) equity awards issued to our employees and Directors, (ii) certain bonus-related expenses that are paid in the form of equity and (iii) our LTVP, whether settled in common shares or cash.
Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)		An acquisition	Organic
	2024	2023		FX
	in millions

Personnel and contract labor	$579.2	$557.6	$21.6	$2.5	$—	$19.1
Network-related	237.2	259.0	(21.8)	1.8	—	(23.6)
Service-related	267.2	227.6	39.6	1.2	1.8	36.6
Commercial	189.6	181.1	8.5	2.9	0.9	4.7
Facility, provision, franchise and other	600.6	563.8	36.8	5.0	—	31.8
Share-based compensation and other Employee Incentive Plan-related expense	84.0	88.7	(4.7)	—	—	(4.7)
Total other operating costs and expenses	$1,957.8	$1,877.8	$80.0	$13.4	$2.7	$63.9
For additional information regarding our share-based compensation and other Employee Incentive Plan-related expense, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.
C&W Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$201.3	$202.5	$(1.2)	$(0.7)	$(0.5)
Network-related	133.4	135.9	(2.5)	(0.6)	(1.9)
Service-related	70.6	76.5	(5.9)	(0.1)	(5.8)
Commercial	42.1	46.1	(4.0)	(0.2)	(3.8)
Facility, provision, franchise and other	159.6	149.4	10.2	(0.6)	10.8
Share-based compensation and other Employee Incentive Plan-related expense	18.9	16.8	2.1	—	2.1
Total other operating costs and expenses	$625.9	$627.2	$(1.3)	$(2.2)	$0.9
•Network-related: The organic decrease is primarily due the net effect of (i) lower power costs driven by a decrease in consumption and rates, (ii) lower costs driven by a reduction in outsourced contracts, and (iii) higher maintenance costs. In addition, this decrease was offset by the negative impact of an accrual release during 2023 related to leased line costs that resulted from the renegotiation of pole rental contracts.
•Service-related: The organic decrease is primarily due to declines in professional services associated with the renegotiation or termination of certain vendor contracts.
•Commercial: The organic decrease is primarily due to lower (i) call center costs, and (ii) marketing expenses.
•Facility, provision, franchise and other: The organic increase is primarily due to the net effect of (i) higher bad debt expense across various markets that was partially offset by the recovery of amounts from a large customer, (ii) lower facilities costs associated with the Tower Transactions, (iii) higher costs associated with Hurricane Beryl-related restoration efforts, and (iv) higher franchise fees. In addition, the organic increase includes the negative impact associated with a tax-related assessment received in one of our markets during 2024.
C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Year ended December 31,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$78.8	$81.7	$(2.9)
Network-related	52.1	53.9	(1.8)
Service-related	19.3	17.2	2.1
Commercial	30.1	25.5	4.6
Facility, provision, franchise and other	64.0	83.6	(19.6)
Share-based compensation and other Employee Incentive Plan-related expense	7.3	2.7	4.6
Total other operating costs and expenses	$251.6	$264.6	$(13.0)
•Personnel and contract labor: The decrease is primarily due to lower headcount levels following the execution of certain restructuring plans.
•Commercial: The increase is primarily due to higher marketing and commissions expense associated with efforts to obtain customers from a competitor following their exit from the market.
•Facility, provision, franchise and other: The decrease is primarily due to (i) lower facilities costs, mainly from synergies attained following the Claro Panama Acquisition and (ii) lower bad debt expense.
Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$46.4	$45.0	$1.4	$1.5	$(0.1)
Network-related	47.9	45.7	2.2	0.4	1.8
Service-related	9.8	6.1	3.7	0.1	3.6
Commercial	1.4	1.7	(0.3)	—	(0.3)
Facility, provision, franchise and other	34.3	24.6	9.7	0.7	9.0
Share-based compensation and other Employee Incentive Plan-related expense	3.6	3.1	0.5	—	0.5
Total other operating costs and expenses	$143.4	$126.2	$17.2	$2.7	$14.5
•Network-related: The organic increase is primarily related to higher maintenance costs.
•Service-related: The organic increase is primarily due to higher outsourcing and software upgrade expenses.
•Facility, provision, franchise and other: The organic increase is primarily due to higher bad debt expense, mostly driven by adjustments for two large customers during 2024.

Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Year ended December 31,			Increase (decrease) from:
			Increase (decrease)	An acquisition
	2024	2023			Organic
	in millions

Personnel and contract labor	$164.1	$154.9	$9.2	$—	$9.2
Network-related	36.3	52.5	(16.2)	—	(16.2)
Service-related	119.7	79.5	40.2	1.8	38.4
Commercial	54.6	51.2	3.4	0.9	2.5
Facility, provision, franchise and other	227.9	206.7	21.2	—	21.2
Share-based compensation and other Employee Incentive Plan-related expense	6.8	6.2	0.6	—	0.6
Total other operating costs and expenses	$609.4	$551.0	$58.4	$2.7	$55.7
•Personnel and contract labor: The organic increase is primarily driven by the net effect of (i) an increase resulting from the receipt of payroll tax credits during 2023 that were not received during 2024, and which tax credits were awarded to businesses that continued to pay employees or that experienced significant declines in gross receipts during the COVID-19 pandemic, and (ii) lower salaries and related personnel costs, driven by a reduction in headcount associated with restructuring plans.
•Network-related: The organic decrease is primarily due to the net effect of (i) the termination of a transition service agreement during the first half of 2024, (ii) lower network maintenance expenses, (iii) higher vendor credits and related incentives and (iv) higher pole rental costs.
•Service-related: The organic increase is primarily due to the net impact of (i) an increase in information technology service and license expenses, as we have transitioned mobile customers acquired from AT&T to our internal systems, and (ii) lower service-related integration costs associated with the migration of customers to our mobile network following the AT&T Acquisition.
•Commercial: The organic increase is primarily driven by higher call center costs that were only partially offset by lower marketing expenses.
•Facility, provision, franchise and other: The organic increase is primarily due to the net effect of (i) higher bad debt expense impacted by billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems, and higher expected credit losses on amounts due under EIPs for customers that have churned, (ii) increased collection costs, (iii) a decrease due to the substantial termination of a transition services agreement during the first half of 2024, (iv) lower facility costs, including utilities, (v) lower company vehicle expenses and (vi) a decrease in bank and franchise fees.

Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2024	2023		FX	Organic
	in millions

Personnel and contract labor	$32.0	$32.2	$(0.2)	$1.7	$(1.9)
Network-related	39.9	39.1	0.8	2.0	(1.2)
Service-related	25.3	25.1	0.2	1.2	(1.0)
Commercial	61.4	56.5	4.9	3.1	1.8
Facility, provision, franchise and other	88.2	71.7	16.5	4.5	12.0
Share-based compensation and other Employee Incentive Plan-related expense	1.4	1.7	(0.3)	—	(0.3)
Total other operating costs and expenses	$248.2	$226.3	$21.9	$12.5	$9.4
•Personnel and contract labor: The organic decrease is primarily due to (i) lower salaries and related personnel costs driven by a reduction in headcount associated with restructuring plans, and (ii) an increase in capitalized labor.
•Commercial: The organic increase is primarily due to the net effect of (i) higher sales commissions resulting from an increase in sales volume, (ii) lower marketing expenses, and (iii) higher call center and customer care-related costs.
•Facility, provision, franchise and other: The organic increase is primarily due to (i) increases in bad debt expense, mainly associated with installment receivables on equipment sales, and (ii) higher operating lease expense associated with an increase in tower leases.
Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Year ended December 31,		Increase (decrease)
	2024	2023
	in millions

Personnel and contract labor	$56.6	$41.4	$15.2
Service-related	25.0	23.2	1.8
Facility, provision, franchise and other	27.8	32.4	(4.6)
Share-based compensation and other Employee Incentive Plan-related expense	46.0	58.0	(12.0)
Total other operating costs and expenses	$155.4	$155.0	$0.4
•Personnel and contract labor: The increase is primarily due to (i) higher bonus-related expense and (ii) lower capitalized labor.
•Service-related: The increase is primarily due to the net effect of higher professional services costs and other insignificant changes across other service-related cost categories.
•Facility, provision, franchise and other: The decrease is primarily due to insurance costs recognized during 2023 associated with (i) cable breaks that occurred during the first quarter of 2023 and (ii) business interruption claims submitted by our Liberty Puerto Rico business during the second quarter of 2023.

Results of operations (below Adjusted OIBDA)
Share-based compensation and other Employee Incentive Plan-related expense (included in other operating costs and expenses)
Share-based compensation and other Employee Incentive Plan-related expense remained relatively flat during 2024, as compared to 2023.
For additional information regarding our share-based compensation and other Employee Incentive Plan-related expense, see note 13 to our consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense decreased $40 million or 4% during 2024, as compared to 2023, primarily due to the net effect of (i) a decrease associated with customer relationship assets becoming fully amortized in C&W Panama, (ii) a decrease associated with certain assets becoming fully depreciated and (iii) an increase from property and equipment additions, primarily associated with baseline-related additions, the expansion and upgrade of our networks and other capital initiatives and the installation of CPE.
Impairment, restructuring and other operating items, net

	Year ended December 31,
	2024	2023
	in millions

Impairment charges (a)	$538.4	$67.0
Restructuring charges (b)	38.5	33.6
Other operating items, net (c)	12.8	(13.7)
Total	$589.7	$86.9
(a)The 2024 amount primarily relates to an impairment of goodwill recorded at Liberty Puerto Rico, as further described in note 8 to our consolidated financial statements. The 2023 amount primarily relates to the impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases at C&W Panama.
(b)The amounts include employee severance and termination costs related to reorganization activities at (i) C&W Panama and Liberty Puerto Rico for 2024, and (ii) C&W Caribbean and C&W Panama for 2023.
(c)The amounts primarily include the net effect of direct acquisition costs and gains on asset dispositions.
Interest expense
Our interest expense increased $26 million during 2024, as compared to 2023. The increase is primarily attributable to (i) an increase in our average outstanding debt balances, mainly driven by debt associated with the Tower Transactions and the activity during 2024 on our revolving credit facilities, and (ii) higher weighted-average interest rates.
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

	Year ended December 31,
	2024	2023
	in millions

Interest rate derivative contracts (a)	$76.7	$27.3
Foreign currency forward contracts and other (b)	(7.6)	(30.6)
Weather Derivatives (c)	13.0	(30.9)
Total	$82.1	$(34.2)
(a)The gains during 2024 and 2023 are primarily attributable to (i) higher interest rates and (ii) for the 2024 period, the impact of amendments to certain interest rate derivative contracts within our C&W and Liberty Puerto Rico borrowing groups.
(b)The losses during 2024 and 2023 are primarily attributable to changes in FX rates due to the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives, and for 2024, a net gain of $44 million associated with a payment pursuant to coverage under our Weather Derivatives that was triggered by Hurricane Beryl.
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

	Year ended December 31,
	2024	2023
	in millions

U.S. dollar-denominated debt issued by non-U.S.dollar functional currency entities (a)	$10.2	$54.4
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(14.9)	7.8
Other (b)	(13.6)	8.1
Total	$(18.3)	$70.3
(a)The net gains are primarily due to a CRC functional currency entity.
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

We recognized losses on debt extinguishment, net, of $6 million and $4 million during 2024 and 2023, respectively. The net loss during the 2024 period is primarily due to (i) refinancing activity at C&W during October 2024 and (ii) the repurchase and cancellation of the Convertible Notes. The net loss during the 2023 period is primarily due to the net effect of (i) losses associated with refinancing activity at Liberty Costa Rica during January 2023 and (ii) net gains associated with the partial repurchases of the Convertible Notes.
For additional information concerning our losses on debt modification and extinguishment, see note 10 to our consolidated financial statements.
Income tax benefit or expense
Liberty Latin America was formed as a corporation in Bermuda where the Company has a “statutory” or “expected” tax rate of 0% for the 2024 and 2023 tax years. However, a majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 14 to our consolidated financial statements.
We recognized income tax benefit (expense) of $4 million and ($24 million) during 2024 and 2023, respectively.
The income tax benefit attributable to our loss before income taxes during 2024 differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of (i) jurisdictional rate differences, (ii) permanent tax differences such as non-taxable income, (iii) rate changes, (iv) tax credits, and (v) changes in uncertain tax positions. These beneficial effects on our effective tax rate were partially offset by the detrimental effects of (i) net increases in valuation allowances, (ii) permanent tax differences, such as non-deductible goodwill impairments and non-deductible expenses, (iii) the inclusion of withholding taxes on cross-border payments, and (iv) the expiration of deferred tax assets, which are entirely offset by valuation allowance.
The income tax expense attributable to our loss before income taxes during 2023 differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of (i) net increases in valuation allowances, (ii) permanent tax differences, such as non-deductible expenses, (iii) the expiration of deferred tax assets, which are entirely offset by valuation allowance, and (iv) the inclusion of withholding taxes on cross-border payments and capital gains tax. These negative impacts to our effective tax rate were partially offset by the beneficial effects of (i) permanent tax differences, such as non-taxable income, (ii) rate changes, which are nearly entirely offset by valuation allowance, (iii) jurisdictional rate differences, (iv) tax credits and (v) changes in uncertain tax positions.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2024	2023
	in millions

Operating income (loss)	$(48.3)	$517.7
Net non-operating expenses	$(583.1)	$(580.1)
Income tax benefit (expense)	$4.1	$(24.4)
Net loss	$(627.3)	$(86.8)
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

Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2024, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2024. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$10.4
Unrestricted subsidiaries (b)	80.2
Total Liberty Latin America and unrestricted subsidiaries	90.6
Borrowing groups (c):
C&W (d)	523.0
Liberty Puerto Rico	23.0
Liberty Costa Rica	17.7
Total borrowing groups	563.7
Total cash and cash equivalents	$654.3
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
(d)Includes $71 million and $52 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During 2024, the aggregate value of our share repurchases was $83 million. For additional information regarding our Share Repurchase Programs, see note 12 to our consolidated financial statements and above Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2024, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, such as the LPR Acquisition, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2024, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2024, the outstanding principal amount of our debt, together with our finance lease obligations aggregated $8,143 million, including $466 million that is classified as current in our consolidated balance sheet and $7,627 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2024. Included in the outstanding principal amount of our debt at December 31, 2024 is (i) $328 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $247 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our consolidated financial statements.

The weighted average interest rate in effect at December 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.1%. The interest rate is generally based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at December 31, 2024 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.3)%
Liberty Puerto Rico	(0.5)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(1.0)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.2% at December 31, 2024.
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
Summary. Our 2024 and 2023 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$756.3	$897.0	$(140.7)
Net cash used by investing activities	(688.5)	(615.8)	(72.7)
Net cash used by financing activities	(386.4)	(62.4)	(324.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.9)	(7.9)	(3.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(329.5)	$210.9	$(540.4)
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) declines associated with lower Adjusted OIBDA, and higher payments for interest and taxes, (ii) an increase resulting from higher net receipts associated with derivative instruments, and (iii) a net increase from other working capital-related items. Additionally, our cash provided by operating activities was positively impacted by the receipt of $44 million pursuant to coverage under our Weather Derivatives in connection with Hurricane Beryl.

Investing Activities. The cash used by investing activities during the years ended December 31, 2024 and 2023 primarily relates to (i) capital expenditures, as further discussed below, and (ii) the purchase of additional investments. Cash used during 2024 also includes the first installment payment for the LPR Acquisition, as further described in note 5 to our consolidated financial statements.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2024	2023
	in millions

Property and equipment additions	$725.3	$730.9
Assets acquired under capital-related vendor financing arrangements	(154.9)	(143.8)
Changes in current liabilities related to capital expenditures and other	(30.0)	(2.1)
Capital expenditures, net	$540.4	$585.0
The decrease in our property and equipment additions during the year ended December 31, 2024, as compared to 2023, is primarily due to the net effect of (i) decreases related to CPE and product and enablers additions, and (ii) increases associated with baseline and capacity-related additions. During the years ended December 31, 2024 and 2023, our property and equipment additions represented 16.3% and 16.2% of revenue, respectively.
Financing Activities. During the year ended December 31, 2024, we used $386 million of cash for financing activities, primarily due to the net impact of (i) $257 million in net debt repayments, (ii) $83 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) $55 million in payments related to distributions to noncontrolling interest owners in C&W Panama, C&W Bahamas and Liberty Costa Rica, (iv) $43 million of net cash inflows related to derivative instruments, primarily related to the amendment of certain interest rate derivative contracts at C&W Caribbean and Liberty Puerto Rico, and (v) $18 million of payments for financing costs and debt premiums. During 2023, we used $62 million of cash for financing activities, primarily due to the net impact of (i) $137 million of net borrowings of debt, including $244 million of proceeds from the Tower Transactions, as further described in note 10 to our consolidated financial statements, (ii) $118 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) $75 million in payments related to distributions to noncontrolling interest owners in C&W Panama, C&W Bahamas and Liberty Costa Rica, and (iv) $18 million of payments for financing costs and debt premiums, primarily associated with refinancing activity at Liberty Costa Rica.
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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our debt and certain other contractual obligations and commitments as of December 31, 2024.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	in millions

Debt (excluding interest)	$8,138.8	$465.0	$1,960.8	$4,038.9	$1,674.1
Operating leases	734.6	126.0	211.6	165.1	231.9
Other (a)	336.2	116.0	189.5	16.4	14.3
Total (b)	$9,209.6	$707.0	$2,361.9	$4,220.4	$1,920.3

Projected cash interest payments on debt and finance lease obligations (c)	$2,685.1	$580.9	$1,098.5	$510.6	$495.1
(a)Amounts primarily represent (i) obligations due related to the LPR Acquisition and the Costa Rica Transactions, as described in note 5 to our consolidated financial statements, (ii) guaranteed minimum commitments associated with (a) programming fees under multi-year contracts typically based on a rate per customer or stated annual fee and (b) our CPE and mobile handset device contractual obligations, and (iii) finance leases, excluding interest.
(b)The commitments included in this table do not reflect any liabilities that are included in our December 31, 2024 consolidated balance sheet other than debt, finance lease obligations and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($41 million at December 31, 2024) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 14 to our consolidated financial statements.
(c)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our operating leases, debt and finance lease obligations and commitments, see notes 9, 10 and 17, respectively, to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2024, 2023 and 2022, see note 7 to our consolidated financial statements. For information regarding our defined benefit plans, see note 11 to our consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates
In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:
•Impairment of property and equipment and intangible assets (including goodwill); and
•Fair value measurements in acquisition accounting.
For additional information concerning our significant accounting policies, see note 3 to our consolidated financial statements.
Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 72% of our total assets at December 31, 2024.
When circumstances warrant, we review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and other indefinite-lived intangible assets) to determine whether such carrying amounts are recoverable. Circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable may include (i) the impact of natural disasters such as hurricanes, (ii) an expectation of a sale or disposal of a long-lived asset or asset group, (iii) adverse changes in market or competitive conditions, (iv) an adverse change in legal factors or business climate in the markets in which we operate and (v) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement cost. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less costs to sell.
We evaluate goodwill and other indefinite-lived intangible assets (primarily spectrum licenses and cable television franchise rights) for impairment at least annually on July 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. When evaluating goodwill and other indefinite-lived intangible assets for impairment, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible asset may be impaired. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value and is recognized as an impairment in our consolidated statement of operations. With respect to other indefinite-lived intangible assets, if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value is also recognized as an impairment in our consolidated statement of operations.
Considerable management judgment is used to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value using a discounted cash flow analysis under the income approach to valuation. Our discounted cash flow analysis used is based on assumptions in our long-range business plans, and the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the future cash flows. The development of these cash flows and the discount rate applied to the cash flows are subject to inherent uncertainties, and actual results could vary significantly from such estimates.
We recorded goodwill impairments of (i) $516 million related to Liberty Puerto Rico during 2024, (ii) nil during 2023, and (iii) $555 million related to C&W Caribbean during 2022. For additional information regarding certain impairments recorded during 2024, 2023 and 2022, see notes 4 and 8 to our consolidated financial statements.

Fair Value Measurements in Acquisition Accounting
The application of acquisition accounting requires that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the measurement of goodwill as well as future amounts of depreciation and amortization and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting.
For additional information, including the specific weighted average discount rates we used to complete certain non-recurring valuations, see note 4 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 5 and 8, respectively, to our consolidated financial statements.
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2024. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposures to FX risk during 2024 were to (i) the CRC as 14% of our reported revenue for the period was derived from Liberty Costa Rica, whose functional currency is the CRC and (ii) the JMD as 9.3% of our reported revenue for the period was derived from C&W Jamaica, whose functional currency is the JMD. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
The relationship between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2024	2023
Spot rates:
CRC	510.49	523.04
JMD	155.33	154.35

	Year ended December 31,
	2024	2023
Average rates:
CRC	515.50	543.74
JMD	155.87	153.51
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
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At December 31, 2024, we paid a fixed or capped rate of interest on 96% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt.

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
Weighted Average Variable Interest Rate. At December 31, 2024, the outstanding principal amount of our variable-rate indebtedness aggregated $3,128 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.5%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $16 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
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
At December 31, 2024, our exposure to counterparty credit risk included (i) cash and cash equivalent balances of $654 million and (ii) aggregate undrawn credit facilities of $796 million.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $52 million ($52 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2024, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $17 million ($17 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 7 to our consolidated financial statements.

	Payments (receipts) due during:					Total
	2025	2026	2027	2028	2029 and Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(56.8)	$(75.4)	$(48.5)	$(20.5)	$—	$(201.2)
Other (b)	13.2	—	—	—	—	13.2
Total	$(43.6)	$(75.4)	$(48.5)	$(20.5)	$—	$(188.0)
(a)Includes the interest-related cash flows of our interest rate derivative contracts.
(b)Includes amounts related to our foreign currency forward contracts.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Liberty Latin America are filed under this Item, beginning on page II-36. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

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

Our management, with the participation of the Executives, evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2024 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
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
Our management, with the participation of the Executives and Board of Directors, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management identified the following material weaknesses in internal control over financial reporting, which exist as of December 31, 2024:
•The Company did not have a sufficient number of resources with the appropriate skills, knowledge, assigned responsibilities, or accountability for the design and operation of internal controls over financial reporting.
•The Company did not have an effective risk assessment process to sufficiently identify and assess risks of misstatement and ensure controls are designed and implemented to respond to those risks. The Company did not adequately communicate the changes necessary in financial reporting and related internal controls throughout its organization.
•The Company did not have an effective information and communication process to identify, capture, and process relevant information necessary for financial accounting and reporting.
•The Company did not i) establish effective GITCs, specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.
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

These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2024. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2024.
Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report is included herein on page II-38.
Management’s Remediation Plan
We, with the oversight from the Audit Committee of the Board of Directors, continue to implement the remediation plans for the aforementioned material weaknesses in internal control over financial reporting as follows:
•Hire additional individuals with appropriate skills and experience and ensure responsibilities are appropriately assigned and the individuals are held accountable.
•Continue to engage third-party experts to assist in training and coaching existing personnel regarding control design and execution, enhancing the design of the risk assessment process and ensuring that internal controls over financial reporting are or will be implemented to mitigate those risks, and monitoring the execution of internal controls over financial reporting.
•Implement the central enterprise resource planning software for the remaining segment to standardize and enhance the related processes and controls.
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
We are committed to making further progress in our remediation efforts during 2025; however, if our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses in our internal controls over financial reporting are discovered, we may be required to take additional remedial measures from our plan as disclosed above.
Changes in Internal Control over Financial Reporting
Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter, we made the following changes in our internal control over financial reporting:
•designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls;

•hired third-party experts to assist in training and coaching existing personnel regarding control design and execution, enhancing the design of the risk assessment process and ensuring that internal controls over financial reporting are or will be implemented to mitigate those risks, and monitoring the execution of internal controls over financial reporting;
•implemented an upgraded charging system for one of our markets and executed the system development lifecycle process; and,
•held trainings to reinforce control concepts and responsibilities for control performers.

Item 9B.    OTHER INFORMATION
(b)    Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of impairment of goodwill with the Company’s Liberty Puerto Rico reportable segment
As discussed in Notes 4 and 8 to the consolidated financial statements, the Company tests for impairment of goodwill at least annually and whenever facts and circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The fair value of the reporting unit was measured using an income approach, utilizing a discounted cash flow. As of December 31, 2024, the goodwill balance was $2,981 million and the Company recorded impairments totaling $516 million.
We identified the assessment of impairment of goodwill for the reporting unit within the Company’s Liberty Puerto Rico reportable segment as a critical audit matter. There was a high degree of subjective auditor judgment required in assessing the Company’s key assumptions in measuring the fair value. For the reporting unit, the key assumptions were projected revenues, projected direct costs, projected operating expenses, projected capital expenditures, discount rates and terminal growth rates.

For the reporting unit, the valuation was sensitive to minor changes in these inputs which could have a significant impact on the estimated fair value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.
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
We performed procedures to test the projected revenues, projected direct costs, projected operating expenses, and projected capital expenditures by comparing them with the historical results of the reporting unit and assessing the impacts of internal and/or external economic factors. We involved valuation professionals with specialized skills and knowledge, who assisted in: evaluating the discount rate used in the valuation by comparing it against independently developed discount rates using publicly available market data; evaluating the terminal growth rate used in the valuation by comparing it to publicly available market data, and comparing the implied market multiple from the Company’s fair value estimate using the income approach to the observed range of market multiples derived from comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Denver, Colorado
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:

Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
•The Company did not have a sufficient number of resources with the appropriate skills, knowledge, assigned responsibilities, or accountability for the design and operation of internal controls over financial reporting.
•The Company did not have an effective risk assessment process to sufficiently identify and assess risks of misstatement and ensure controls are designed and implemented to respond to those risks. The Company did not adequately communicate the changes necessary in financial reporting and related internal controls throughout its organization.
•The Company did not have an effective information and communication process to identify, capture, and process relevant information necessary for financial accounting and reporting.
•The Company did not i) establish effective GITCs, specifically program change controls and access controls, that support the consistent operation of the Company’s IT operating systems, databases and IT applications, and end user computing over all financial reporting; and, ii) have policies and procedures through which general information technology controls are deployed across the organization. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from information technology systems were also rendered ineffective because they are affected by the lack of GITCs.
•As a consequence, the Company did not effectively design, implement, and operate process-level control activities related to order-to-cash (including revenue, trade receivables, and deferred revenue), procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), long-lived assets, inventory, and other financial reporting processes.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 19, 2025

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$654.3	$988.6
Trade receivables, net	704.3	686.1
Prepaid expenses	79.8	68.8
Current derivative assets	81.3	92.0
Current notes receivable, net	109.6	107.0
Current contract assets	105.8	110.2
Other current assets, net	396.4	359.5
Total current assets	2,131.5	2,412.2

Goodwill	2,981.0	3,483.4
Property and equipment, net	4,062.4	4,205.7
Intangible assets not subject to amortization	1,813.3	1,592.8
Intangible assets subject to amortization, net	414.3	541.6
Other assets, net	1,397.5	1,358.9
Total assets	$12,800.0	$13,594.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2024	2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$441.9	$424.4
Current portion of deferred revenue	116.3	167.1
Current portion of debt and finance lease obligations	465.7	581.9
Accrued interest	134.7	157.3
Accrued payroll and employee benefits	95.8	79.1
Current derivative liabilities	48.6	25.0
Current portion of operating lease liabilities	87.5	84.3
Other accrued and current liabilities	653.4	613.5
Total current liabilities	2,043.9	2,132.6
Long-term debt and finance lease obligations	7,614.5	7,598.0
Deferred tax liabilities	580.3	630.6
Deferred revenue	88.0	91.6
Other long-term liabilities	847.3	832.1
Total liabilities	11,174.0	11,284.9

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at December 31, 2024 and 2.2 million shares issued and outstanding at December 31, 2023	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 51.8 million and 39.6 million shares, respectively	(444.1)	(361.2)
Additional paid-in capital	5,315.6	5,262.0
Accumulated deficit	(3,598.7)	(2,941.7)
Accumulated other comprehensive loss, net of taxes	(154.2)	(198.0)
Total Liberty Latin America shareholders	1,121.0	1,763.5
Noncontrolling interests	505.0	546.2
Total equity	1,626.0	2,309.7
Total liabilities and equity	$12,800.0	$13,594.6
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	in millions, except per share amounts

Revenue	$4,456.9	$4,511.1	$4,808.6
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	989.4	1,020.4	1,210.5
Other operating costs and expenses	1,957.8	1,877.8	1,981.7
Depreciation and amortization	968.3	1,008.3	910.7
Impairment, restructuring and other operating items, net	589.7	86.9	619.2
	4,505.2	3,993.4	4,722.1
Operating income (loss)	(48.3)	517.7	86.5
Non-operating expense:
Interest expense	(627.7)	(601.7)	(556.7)
Realized and unrealized gains (losses) on derivative instruments, net	82.1	(34.2)	359.4
Foreign currency transaction gains (losses), net	(18.3)	70.3	(194.3)
Gains (losses) on debt extinguishments, net	(5.5)	(3.9)	41.1
Gain on disposal of the Chile JV Entities	—	—	169.4
Other expense, net	(13.7)	(10.6)	(28.4)
	(583.1)	(580.1)	(209.5)
Loss before income taxes	(631.4)	(62.4)	(123.0)
Income tax benefit (expense)	4.1	(24.4)	(84.8)
Net loss	(627.3)	(86.8)	(207.8)
Net loss (earnings) attributable to noncontrolling interests	(29.7)	13.2	37.1
Net loss attributable to Liberty Latin America shareholders	$(657.0)	$(73.6)	$(170.7)

Basic and dilutive net loss per share attributable to Liberty Latin America shareholders	$(3.31)	$(0.35)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2024	2023	2022
	in millions

Net loss	$(627.3)	$(86.8)	$(207.8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	25.9	25.9	53.1
Reclassification adjustments included in net loss	(2.6)	11.4	(22.9)
Pension-related adjustments and other, net	20.8	(85.0)	(90.2)
Other comprehensive earnings (loss)	44.1	(47.7)	(60.0)
Comprehensive loss	(583.2)	(134.5)	(267.8)
Comprehensive loss (earnings) attributable to noncontrolling interests	(30.0)	12.1	37.6
Comprehensive loss attributable to Liberty Latin America shareholders	$(613.2)	$(122.4)	$(230.2)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$0.5	$—	$1.8	$(74.0)	$5,075.3	$(2,697.4)	$(89.7)	$2,216.5	$677.4	$2,893.9
Net loss	—	—	—	—	—	(170.7)	—	(170.7)	(37.1)	(207.8)
Other comprehensive loss	—	—	—	—	—	—	(59.5)	(59.5)	(0.5)	(60.0)
Repurchase of Liberty Latin America common shares	—	—	—	(169.4)	—	—	—	(169.4)	—	(169.4)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Shared-based compensation	—	—	0.1	—	101.8	—	—	101.9	—	101.9
Balance at December 31, 2022	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	(73.6)	—	(73.6)	(13.2)	(86.8)
Other comprehensive loss	—	—	—	—	—	—	(48.8)	(48.8)	1.1	(47.7)
Repurchase of Liberty Latin America common shares	—	—	—	(117.8)	—	—	—	(117.8)	—	(117.8)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(84.1)	(84.1)
Share-based compensation	—	—	—	—	84.9	—	—	84.9	—	84.9
Other	—	—	—	—	—	—	—	—	4.5	4.5
Balance at December 31, 2023	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
Net loss	—	—	—	—	—	(657.0)	—	(657.0)	29.7	(627.3)
Other comprehensive earnings	—	—	—	—	—	—	43.8	43.8	0.3	44.1
Repurchase of Liberty Latin America common shares	—	—	—	(82.9)	—	—	—	(82.9)	—	(82.9)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(73.2)	(73.2)
Contribution from noncontrolling interest owners	—	—	—	—	—	—	—	—	2.0	2.0
Share-based compensation	—	—	—	—	68.2	—	—	68.2	—	68.2
Capped call option contracts	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Balance at December 31, 2024	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,598.7)	$(154.2)	$1,121.0	$505.0	$1,626.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	in millions
Cash flows from operating activities:
Net loss	$(627.3)	$(86.8)	$(207.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	73.0	88.7	93.5
Depreciation and amortization	968.3	1,008.3	910.7
Impairments and other non-cash activity, net	546.1	54.3	593.1
Amortization of debt financing costs, premiums and discounts, net	23.2	30.2	36.6
Realized and unrealized losses (gains) on derivative instruments, net	(82.1)	34.2	(359.4)
Foreign currency transaction losses (gains), net	18.3	(70.3)	194.3
Losses (gains) on debt modification and extinguishment, net	5.5	3.9	(41.1)
Gain on disposal of the Chile JV Entities	—	—	(169.4)
Deferred income tax benefit	(129.3)	(87.4)	(8.4)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Receivables and other operating assets	295.6	51.9	(85.0)
Payables and accruals	(335.0)	(130.0)	(88.3)
Net cash provided by operating activities	756.3	897.0	868.8

Cash flows from investing activities:
Capital expenditures, net	(540.4)	(585.0)	(660.1)
Cash paid in connection with acquisitions, net of cash acquired	(95.4)	—	(230.8)
Cash outflow upon disposal of the Chile JV Entities	—	—	(188.8)
Purchases of investments, net	(47.3)	(24.9)	(19.4)
Other investing activities, net	(5.4)	(5.9)	(23.5)
Net cash used by investing activities	$(688.5)	$(615.8)	$(1,122.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2024	2023	2022
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,706.0	$1,092.8	$337.6
Payments of principal amounts of debt and finance lease obligations	(1,963.4)	(955.9)	(276.7)
Repurchase of Liberty Latin America common shares	(82.9)	(118.3)	(170.4)
Net cash received related to derivative instruments	43.2	9.8	97.6
Distributions to noncontrolling interest owners	(55.1)	(75.4)	(1.9)
Payment of financing costs and debt redemption premiums	(18.0)	(18.2)	(7.8)
Capital contribution from noncontrolling interest owner	2.0	5.1	—
Capped call premium payment	(14.6)	—	—
Other financing activities, net	(3.6)	(2.3)	(7.6)
Net cash used by financing activities	(386.4)	(62.4)	(29.2)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.9)	(7.9)	(2.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	(329.5)	210.9	(285.3)

Cash, cash equivalents and restricted cash:
Beginning of year	999.8	788.9	1,074.2
End of year	$670.3	$999.8	$788.9

Cash paid for interest	$618.9	$521.4	$506.4
Net cash paid for taxes	$144.9	$79.8	$115.6

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect over 30 markets in that region.
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
We formed the Chile JV in October of 2022, which we accounted for as an equity method investment. Prior to the formation of the Chile JV, VTR was a wholly owned subsidiary, meaning our consolidated statements of operations and cash flows through September 2022 include VTR through the closing of the formation of the Chile JV. As further described in note 6, beginning in November 2024, we began to account for our investment in the Chile JV as a cost method investment.
(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2022-04
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires, among other things, a rollforward of the obligations for the period. The rollforward disclosure requirement became effective with this Annual Report on Form 10-K. Disclosures surrounding our supplier finance programs are included in note 10.
ASU 2023-07
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires enhanced disclosures surrounding significant segment expenses. In each annual and interim period, entities are required to disclose (i) significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment profit or loss, (ii) an amount and description for other segment items by reportable segment, where the other items category represents the difference between segment revenue, significant segment expenses and the reported measure of segment profit or loss, (iii) all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, and (iv) the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

deciding how to allocate resources. In addition, ASU 2023-07 clarifies that a public entity may disclose more than one measure of a segment’s profit or loss if the CODM uses more than one measure to assess segment performance and allocate resources. We adopted ASU 2023-07 effective December 31, 2024. The disclosures required by ASU 2023-07 are included in note 18.
Recent Accounting Pronouncements
ASU 2020-04, ASU 2021-01 and ASU 2022-06
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates, such as LIBOR. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (ASU 2021-01), which clarifies certain optional expedients and exceptions in Topic 848. The expedients and exceptions provided by ASU 2020-04 and ASU 2021-01 are for the application of U.S. GAAP to contracts, hedging relationships and other transactions affected by the rate reform, and was initially not intended to be available after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which defers the expiration date of Topic 848 from December 31, 2022, to December 31, 2024, and permits companies to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. Through December 31, 2024, the phase out of LIBOR has not had a material impact on our consolidated financial statements.
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
ASU 2024-03
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires more detailed disclosure in the notes to the financial statements about the types of expenses in commonly presented expense captions. In each annual and interim reporting period, entities are required to (i) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each expense line item within continuing operations that is presented on the statement of operations, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in each expense line item within continuing operations that are not separately quantified and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04): Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted, as clarified in ASU 2025-01. We are currently evaluating the impact this standard will have on our consolidated financial statements.
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
December 31, 2024, 2023 and 2022

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
Our notes receivable consist of EIP receivables due from customers under contracts that range between a period of 12 to 36 months, depending on the market. The long-term portions of our notes receivable, net of allowances for expected credit losses, are $80 million and $73 million at December 31, 2024 and 2023, respectively, and are included in other assets, net, in our consolidated balance sheets.
From time to time, we may sell our trade or notes receivables to third parties. We recognize the sale of these receivables to the extent that transfer represents either (i) an entire financial asset, or (ii) a ratable participating interest, which remains constant throughout the life of the loan, with neither party senior to the other. We then evaluate whether control over the asset has been surrendered based on certain criteria, including legal isolation, actual control and effective control. To the extent the receivable does not meet the requirements of a sale, we continue to recognize the receivable and record any cash received as a debt on our consolidated balance sheet and as a financing inflow in our consolidated statement of cash flows. During 2024, 2023 and 2022, we generated approximately $50 million, $32 million, and $48 million, respectively, from the sale of receivables to third parties that is reflected in cash provided by operating activities in our consolidated statements of cash flows.
Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $118 million and $119 million at December 31, 2024 and 2023, respectively, due from a single government.
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
December 31, 2024, 2023 and 2022

The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Beginning balance	$91.6	$101.1	$112.6
Provision for expected losses, net	123.3	71.5	78.4
Write-offs, net of recoveries	(75.8)	(84.0)	(79.1)
Foreign currency translation adjustments and other	(0.3)	3.0	(10.8)
Ending balance	$138.8	$91.6	$101.1
Investments
From time to time, we may hold investments in (i) equity method investments; (ii) cost method investments, and (iii) available-for-sale method investments.
We apply the equity method to investments when we have the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. Our share of the investee’s net earnings or losses is included in other income or expense, net, in our consolidated statements of operations.
We continually review our equity method investments, available-for-sale debt securities and cost-basis investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If it has been determined that an investment has sustained an other-than-temporary decline in value, we estimate the fair value and record an impairment charge if the carrying value of the investment exceeds its estimated fair value. Any impairment charges are recorded in other income or expense, net, in our consolidated statements of operations. For additional information regarding our fair value measurements, see note 4.
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru, in which we have continued to make investments through December 31, 2024. We account for our investment in WOW as an equity method investment. As of December 31, 2024 and 2023, our investment in WOW, including shares and certain loans, totaled $87 million and $45 million, respectively, which represents equity ownership percentages of just under 50% at each date. Our share of WOW losses for the years ended December 31, 2024 and 2023 were immaterial.
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
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

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
Spectrum licenses provide us with the exclusive right to utilize a certain radio frequency spectrum to provide wireless communications services. In most of our markets, spectrum licenses are time-limited and renewals generally must be purchased at rates established by local authorities. Spectrum licenses in these markets are therefore amortized over a finite period. In Puerto Rico, our spectrum licenses are issued for a fixed time (generally 10 years or less), but renewals occur routinely and at nominal cost. Moreover, we do not believe there are significant legal, regulatory, contractual, competitive, economic or other factors that would impact the useful lives of these licenses. As such, we treat spectrum licenses in Puerto Rico as indefinite-lived intangible assets. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses.
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
We evaluate goodwill and other indefinite-lived intangible assets for impairment at least annually on July 1 and whenever facts and circumstances indicate that the fair value of a reporting unit or an indefinite-lived intangible asset may be less than its carrying value. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment. Goodwill impairment is recorded as the excess of a reporting unit’s carrying value over its fair value and is charged to operations as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

carrying value over the fair value is also charged to operations as an impairment loss. For additional information regarding the fair value measurements of our property and equipment and intangible assets, see note 4. For additional information regarding impairments, see note 8.
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. The long-term portions of contract assets are $149 million and $142 million as of December 31, 2024 and 2023, respectively, and are included in other assets, net, in our consolidated balance sheets.
Deferred Revenue
We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2024 and 2023 was $204 million and $259 million, respectively.
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
Income Taxes
The income taxes of Liberty Latin America are presented on a standalone basis, and each tax paying entity or group within Liberty Latin America is presented on a separate return basis. Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it is more likely than not that such

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

net deferred tax assets will not be realized. Certain of our valuation allowances are associated with entities that we acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign entities and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. To be considered essentially permanent in duration, sufficient evidence must indicate that the foreign entity has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. Interest and penalties related to income tax liabilities are included in income tax benefit or expense in our consolidated statements of operations.
For additional information regarding our income taxes, see note 14.
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
Revenue Recognition
We categorize revenue into two major categories: (i) residential revenue, which includes revenue from fixed and mobile services provided to residential customers, and (ii) B2B revenue, which includes enterprise revenue and wholesale revenue. For additional information regarding our revenue by major category, see note 18. Our revenue recognition policies are as follows:
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
Residential Fixed and B2B Service Revenue – Fixed Networks. We recognize revenue from video, broadband internet and fixed-line telephony services over our fixed networks to customers in the period the related residential fixed or B2B services are provided. Installation or other upfront fees related to services provided over our fixed networks are generally deferred and recognized as subscription revenue over the contractual period, or longer if the upfront fee results in a material renewal right. We defer upfront installation and certain non-recurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.
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
December 31, 2024, 2023 and 2022

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
Wholesale Revenue – Long-term Capacity Contracts. We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2024, we have approximately $260 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of three years.
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
Share-based Compensation
We recognize compensation expense associated with share-based incentive awards based on their grant-date fair values. The grant-date fair values for SARs and PSARs are estimated using the Black-Scholes-Merton valuation model, and the grant-date fair values for RSUs and PSUs are based upon the closing market price of our shares on the date of grant. The grant-date fair values of LTVP awards are determined as a percentage of annual employee base compensation. We may also settle annual bonus-related obligations in the form of equity. We use the liability-based method of accounting in such situations, as the equity to be issued is variable. We use the legal life of the award for the expected life of SARs granted to executives. For SARs granted to non-executives, the expected life is calculated using the “simplified method” as we do not have sufficient historical exercise data. The expected volatility of SARs is based on a weighted average calculation that may include (i) data from a comparable group of peer companies, and/or (ii) Liberty Latin America’s share trading history. We recognize the grant-date fair value of outstanding awards as a charge to operations over the requisite service period, which is generally the vesting period, and account for forfeitures as they occur. We use the straight-line method to recognize share-based compensation expense for share-based incentive awards that do not contain a performance condition and the accelerated expense attribution method for our share-based incentive awards that contain a performance condition and vest on a graded basis.
For additional information regarding our share-based compensation, see note 13.
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
December 31, 2024, 2023 and 2022

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
Acquisition Accounting
During 2024, we performed certain non-recurring valuations related to the acquisition accounting for the LPR Acquisition. During 2023, we finalized our acquisition accounting for the Claro Panama Acquisition, which did not result in any material changes to the associated opening balance sheet. For information related to (i) the final opening balance sheet associated with the LPR Acquisition and (ii) the final opening balance sheet associated with the Claro Panama Acquisition, see note 5.
Non-recurring valuations associated with acquisition accounting use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. The non-recurring valuations associated with the LPR Acquisition and Claro Panama Acquisition primarily include the valuation of customer relationships and spectrum intangible assets. The Claro Panama Acquisition also includes the valuation of property and equipment. These valuations are further described below:
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
December 31, 2024, 2023 and 2022

•Property and equipment. The valuation of property and equipment may use either an indirect cost approach, which utilizes trends based on historical cost information, or a combination of indirect cost approach, market approach and direct replacement cost method, which considers factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence.
Impairment Assessments
The non-recurring valuations associated with impairment assessments, which use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy, primarily include the valuation of reporting units for the purpose of testing for goodwill impairment. Unless a reporting unit has a readily determinable fair value, we estimate the fair value of the reporting unit using either a market-based or income-based approach.
Goodwill
For purposes of our annual goodwill impairment assessments, we used an income approach to determine the estimated fair values of our reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services.
Based upon the results of the aforementioned analyses, we (i) recognized a goodwill impairment charge associated with our Liberty Puerto Rico reporting unit during 2024, as further described in note 8, and (ii) did not recognize any goodwill impairment charges during 2023.
For additional information regarding goodwill impairment charges, see note 8.
(5)    Acquisitions
Pending Transactions
Costa Rica Transactions. On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations, and we expect the transaction to be completed during the second half of 2025.
During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of the equity of Liberty Costa Rica for aggregate cash consideration of approximately $83 million, comprising CRC 22 billion ($43 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.
2024 Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar (formerly DISH Network) to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments, the first of which commenced on the closing date, September 3, 2024, and the remainder of which will be paid on the anniversary of the closing date over the next three years. On September 3, 2024, we paid the first installment of $95 million, which is reflected as cash paid for an acquisition in our consolidated statement of cash flows.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The following table sets forth a reconciliation of the stated purchase price to the net cash paid (in millions):

Stated purchase price	$255.8
International roaming credits, net present value adjustment and net working capital adjustments, net (a)	(20.2)
Total consideration	235.6
Consideration outstanding (b)	140.2
Total cash paid for acquisition	$95.4
(a)Represents the (i) fair value of approximately $7 million assigned to international roaming credits to be provided to EchoStar in addition to the stated purchase price, (ii) the difference between the stated purchase price and the net present value of the deferred payment obligation for the LPR Acquisition, which will be amortized to interest expense over the remaining payment term of the cash installments, and (iii) net working capital adjustments that have not yet been cash settled.
(b)Represents the (i) net present value of our deferred payment obligation, which comprises three installment payments of $72 million, $45 million and $40 million that will be paid on the anniversary of the closing date, September 3, 2024, during 2025, 2026 and 2027, respectively, (ii) the fair value of international roaming credits and (iii) certain working capital adjustments that have not yet been cash settled. The current portion of our deferred payment obligation is recorded to other accrued and current liabilities in our consolidated balance sheet and the long-term portion is recorded to other long-term liabilities in our consolidated balance sheet.
We have accounted for the LPR Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet associated with the LPR Acquisition at the September 3, 2024 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Goodwill (a)	$14.6
Intangible assets not subject to amortization (b)	215.4
Intangible assets subject to amortization (c)	7.2
Other accrued and current liabilities	(1.6)
Total purchase price	$235.6
(a)The goodwill recognized in connection with the LPR Acquisition is primarily attributable to (i) competitive advantages resulting from the acquisition of spectrum in the region and (ii) synergies that are expected to be achieved through the integration of the acquired prepaid mobile business with Liberty Latin America’s existing business in Puerto Rico and USVI. We expect that all of the goodwill resulting from the LPR Acquisition will be deductible for tax purposes. For further information on the goodwill balance resulting from the LPR Acquisition, see note 8.
(b)Represents the estimated fair value of spectrum licenses.
(c)Represents the estimated fair value of the acquired customer relationship intangible asset, which has a weighted average useful life of 4 years at September 3, 2024.
Our consolidated statement of operations for the year ended December 31, 2024 includes revenue and net earnings of $12 million and $1 million, respectively, attributable to the LPR Acquisition.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

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
i.the impact of estimated costs associated with the transition services agreement entered into in connection with the LPR Acquisition;
ii.the alignment of accounting policies;
iii.interest expense related to additional borrowings in conjunction with the LPR Acquisition and the Claro Panama Acquisition;
iv.interest expense related to the amortization of the discounts recognized in connection with recording our deferred payment obligation and international roaming credits associated with the LPR Acquisition at their net present values;
v.depreciation expense related to acquired tangible assets, with regards to the Claro Panama Acquisition;
vi.amortization expense related to acquired intangible assets; and
vii.the elimination of direct acquisition costs.
The following unaudited pro forma consolidated operating results give effect to (i) the LPR Acquisition, as if it had closed January 1, 2023, and (ii) the Claro Panama Acquisition, as if it had been completed as of January 1, 2021:

	Year ended December 31,
	2024	2023	2022
	in millions

Revenue	$4,483.4	$4,555.1	$4,873.1
Net loss attributable to Liberty Latin America shareholders	$(655.9)	$(86.7)	$(188.8)
(6)    Disposition
2022 Disposition of the Chile JV Entities
On September 29, 2021, we entered into an agreement with América Móvil to contribute the Chile JV Entities to América Móvil’s Chilean operations to form the Chile JV. During October 2022, we completed the formation of the Chile JV, which was initially owned 50:50 by Liberty Latin America and América Móvil and began accounting for our 50% interest in the Chile JV as an equity method investment. Our consolidated statement of operations includes a loss before income taxes attributable to the Chile JV Entities of $26 million for the year ended December 31, 2022.
In connection with the formation of the Chile JV, we recognized a pre-tax gain of $169 million, which is net of the recognition of a cumulative foreign currency translation loss of $17 million. The gain is a result of a minimal estimated fair value of our investment in the Chile JV at formation and the negative net carrying value of the Chile JV Entities at the time of closing, and is net of a $50 million contribution that was provided to the Chile JV near the time of closing for working capital purposes. In determining the value of the Chile JV, we considered certain qualitative and quantitative information available, including negative cash flows of the Chile JV and the significant discount in the fair value of the Chile JV’s debt in relation to its par value.
During the fourth quarter of 2024, our interest in the Chile JV was reduced to less than 10% upon the conversion by América Móvil of its outstanding convertible notes. The conversion did not have a material impact to our consolidated financial statements. At December 31, 2024, we account for our interest in the Chile JV as a cost method investment.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(7)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2024			December 31, 2023
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets (b):
Interest rate derivative contracts	$81.3	$109.2	$190.5	$91.9	$157.4	$249.3
Other	—	—	—	0.1	—	0.1
Total	$81.3	$109.2	$190.5	$92.0	$157.4	$249.4

Liabilities (b):
Interest rate derivative contracts	$38.0	$8.5	$46.5	$8.2	$30.6	$38.8
Foreign currency forward contracts	10.6	—	10.6	16.8	4.0	20.8
Total	$48.6	$8.5	$57.1	$25.0	$34.6	$59.6
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
The derivative assets set forth in the table above exclude our Weather Derivatives, as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our consolidated balance sheets.
In July 2024, Hurricane Beryl impacted our Jamaica operations and certain smaller operations within C&W Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructures in these markets. Hurricane Beryl triggered a payment pursuant to coverage under our Weather Derivatives that resulted in net proceeds of $44 million during the third quarter of 2024. The payment is reflected as a derivative gain in our consolidated statement of operations and a cash inflow related to operating activities in our consolidated statement of cash flows.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

Interest rate and cross-currency derivative contracts	$76.7	$27.3	$404.3
Foreign currency forward contracts and other	(7.6)	(30.6)	(13.5)
Weather Derivatives	13.0	(30.9)	(31.4)
Total	$82.1	$(34.2)	$359.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended December 31,
	2024	2023	2022
	in millions

Operating activities	$94.2	$35.6	$(20.5)
Investing activities	(1.3)	—	(7.4)
Financing activities	43.2	9.8	97.6
Total	$136.1	$45.4	$69.7
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2024, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $144 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	2.5

Liberty Puerto Rico	$500.0	2.8
(a)Includes embedded floors of 0% on certain contracts.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at December 31, 2024:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$4,200.0	0.2

Liberty Puerto Rico (b)	$1,240.0	0.5
(a)Comprises $2.1 billion notional amount of contracts that had a maturity date of January 15, 2025, and $2.1 billion notional amount of forward-starting contracts.
(b)Comprises $620 million notional amount of contracts that had a maturity date of January 15, 2025, and $620 million notional amount of forward-starting contracts.
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At December 31, 2024, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 2.8 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At December 31, 2024, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 2.8 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2024, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $168 million and CRC 93 billion, respectively, with a weighted average remaining contractual life of 0.5 years.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(8)    Long-lived Assets
Impairment Charges
The following table sets forth the details of our impairment charges:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	VTR (a)	Liberty Costa Rica	Total
	in millions
Year ended December 31, 2024:
Goodwill (b)	$—	$—	$—	$515.7	$—	$—	$515.7
Property and equipment and other	8.1	7.8	4.5	2.0	—	0.3	22.7
Total impairment charges	$8.1	$7.8	$4.5	$517.7	$—	$0.3	$538.4

Year ended December 31, 2023:
Goodwill	$—	$—	$—	$—	$—	$—	$—
Property and equipment and other (c)	4.1	51.9	0.8	9.4	—	0.8	67.0
Total impairment charges	$4.1	$51.9	$0.8	$9.4	$—	$0.8	$67.0

Year ended December 31, 2022:
Goodwill (d)	$555.3	$—	$—	$—	$—	$—	$555.3
Property and equipment and other	3.1	—	1.0	3.6	0.1	0.7	8.5
Total impairment charges	$558.4	$—	$1.0	$3.6	$0.1	$0.7	$563.8
(a)During October 2022, we contributed the Chile JV Entities into the Chile JV. For additional information, see notes 1 and 6.
(b)During 2024, we recorded a $516 million impairment of goodwill at our Liberty Puerto Rico reporting unit. This impairment was mainly driven by declines in revenue, primarily from mobile subscriber losses, increased bad debt and other adverse impacts largely associated with (i) the migration of customers acquired from AT&T to our mobile network and (ii) various network challenges that have impacted these mobile customers.
(c)During 2023, C&W Panama recognized impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases. As of December 31, 2023, these operating lease right-of-use assets were fully amortized.
(d)During 2022, we recorded a $555 million impairment of goodwill within certain reporting units of our C&W Caribbean segment. This impairment was driven primarily by macroeconomic factors, including higher interest rates, that drove an increase in the discount rates used to value these reporting units. After recording these impairments, the associated reporting units have $498 million of goodwill remaining at December 31, 2022.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Goodwill
Changes in the carrying amount of our goodwill during 2024 are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2024	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Acquisition	—	—	—	14.6	—	14.6
Foreign currency translation adjustments and other	(6.5)	—	(3.7)	—	8.9	(1.3)
Impairment	—	—	—	(515.7)	—	(515.7)
December 31, 2024	$1,211.6	$617.1	$652.2	$—	$500.1	$2,981.0
Changes in the carrying amount of our goodwill during 2023 are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions

January 1, 2023	$1,220.4	$617.1	$654.0	$501.1	$428.7	$3,421.3
Acquisitions and related adjustments	—	—	(5.7)	—	5.7	—
Foreign currency translation adjustments	(2.3)	—	7.6	—	56.8	62.1
December 31, 2023	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Our accumulated goodwill impairments were $3,300 million and $2,784 million at December 31, 2024 and 2023, respectively.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2024	December 31,
		2024	2023
		in millions

Distribution systems	3 to 25 years	$5,181.1	$4,797.4
Support equipment and buildings	3 to 40 years	1,292.6	1,474.7
CPE	3 to 5 years	948.6	938.3
		7,422.3	7,210.4
Accumulated depreciation		(3,767.4)	(3,453.9)
Total depreciable assets		3,654.9	3,756.5
CIP and land		407.5	449.2
Total property and equipment, net		$4,062.4	$4,205.7
Depreciation expense related to our property and equipment was $833 million, $840 million and $726 million during 2024, 2023 and 2022, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $155 million $144 million and $161 million during 2024, 2023 and 2022, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	December 31,
	2024	2023
	in millions

Spectrum licenses (a)	$1,271.5	$1,051.0
Cable television franchise rights and other	541.8	541.8
Total intangible assets not subject to amortization	$1,813.3	$1,592.8
(a)The 2024 amount includes $215 million of spectrum licenses attributable to the LPR Acquisition. For additional information regarding the assets acquired as part of the LPR Acquisition, see note 5.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from four to 25 years at December 31, 2024, are set forth below:

	December 31,
	2024	2023
	in millions

Customer relationships (a)	$898.9	$1,327.8
Licenses and other	259.3	286.7
	1,158.2	1,614.5
Accumulated amortization	(743.9)	(1,072.9)
Total	$414.3	$541.6
(a)The 2024 amount includes $7 million of customer relationships attributable to the LPR Acquisition. For additional information regarding the assets acquired as part of the LPR Acquisition, see note 5.
Amortization expense related to intangible assets with finite useful lives was $136 million, $168 million and $185 million during 2024, 2023 and 2022, respectively.
Based on our amortizable intangible assets balance at December 31, 2024, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2025	$79.9
2026	67.0
2027	58.8
2028	55.1
2029	49.6
Thereafter	103.9
Total	$414.3

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(9)    Operating Leases
The following table provides details of our operating lease expense:

	Year ended December 31,
	2024	2023	2022
	in millions

Operating lease expense:
Operating lease cost	$122.8	$128.0	$118.8
Short-term lease cost	27.5	29.0	24.6
Total operating lease expense	$150.3	$157.0	$143.4
Certain other details of our operating leases are set forth in the tables below.

	December 31,
	2024	2023
	in millions

Operating lease right-of-use assets (a)	$481.2	$475.2
Operating lease liabilities:
Current	$87.5	$84.3
Noncurrent	450.2	483.4
Total operating lease liabilities	$537.7	$567.7

Weighted-average remaining lease term	7.3 years	7.4 years

Weighted-average discount rate	8.1%	7.8%

	Year ended December 31,
	2024	2023	2022
	in millions

Operating cash outflows from operating leases	$131.4	$131.9	$120.4
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$95.6	$53.8	$237.4
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Maturities of Operating Leases
Maturities of our operating lease liabilities as of December 31, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on December 31, 2024 exchange rates.

Years ending December 31:
2025	$126.0
2026	113.8
2027	97.8
2028	88.2
2029	76.9
Thereafter	231.9
Total operating lease liabilities on an undiscounted basis	734.6
Present value discount	(196.9)
Present value of operating lease liabilities	$537.7
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2024			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2024	2023	2024	2023
		in millions

Convertible Notes	(d)	—	$—	$—	$213.8	$—	$220.3
C&W Notes	7.02%	—	—	1,707.2	1,609.8	1,735.0	1,715.0
C&W Credit Facilities (e)	6.68%	(f)	613.8	2,671.0	2,663.4	2,690.2	2,694.2
LPR Senior Secured Notes	6.08%	—	—	1,709.1	1,851.5	1,981.0	1,981.0
LPR Credit Facilities	8.24%	$122.5	122.5	598.9	621.6	670.0	620.0
LCR Credit Facilities	10.88%	$60.0	60.0	481.7	463.5	450.0	450.0
Vendor financing, Tower Transactions and other (g) (h)	8.05%	—	—	612.6	561.7	612.6	561.7
Total debt before premiums, discounts and deferred financing costs	7.07%		$796.3	$7,780.5	$7,985.3	$8,138.8	$8,242.2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2024	2023
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,138.8	$8,242.2
Premiums, discounts and deferred financing costs, net	(63.2)	(67.8)
Total carrying amount of debt	8,075.6	8,174.4
Finance lease obligations	4.6	5.5
Total debt and finance lease obligations	8,080.2	8,179.9
Less: Current maturities of debt and finance lease obligations	(465.7)	(581.9)
Long-term debt and finance lease obligations	$7,614.5	$7,598.0
(a)Represents the weighted average interest rate in effect at December 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2024, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2024 compliance reporting requirements. At December 31, 2024, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(d)In June 2019, Liberty Latin America issued the Convertible Notes, the remaining outstanding original principal amount of which was fully redeemed during the third quarter of 2024. Subject to certain conditions, and adjustments if certain events occurred (as specified in the indenture governing the Convertible Notes), the Convertible Notes could have been converted into Class C common shares. We determined the Conversion Option should be bifurcated from the debt host instrument (the Convertible Notes) and accounted for as a separate financial instrument that qualifies for equity classification. Accordingly, we bifurcated the Conversion Option from the Convertible Notes and initially recorded the estimated fair value as additional paid-in capital and debt discount. The debt discount was accreted through interest expense, using the effective interest method, through maturity of the Convertible Notes.
(e)Includes other facilities that are generally repaid in three annual installments.
(f)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(g)During 2023, we entered into the Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our consolidated balance sheets. During 2024 and 2023, we received proceeds of $9 million and $244 million, respectively, related to the Tower Transactions, which are included in borrowings of debt in our consolidated statement of cash flows.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(h)Primarily represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that are generally due over the term of the related license, and include VAT that were paid on our behalf by the vendor. Changes in our vendor financing obligations are set forth below:

	Year ended December 31,
	2024	2023
	in millions

Balance at beginning of period	$299.1	$217.0
Operating expenses financed by an intermediary (i)	198.8	176.9
Assets acquired under capital-related vendor financing arrangements (ii)	154.9	143.8
Principal payments on vendor financing obligations (iii)	(324.5)	(239.0)
Foreign currency translation adjustments and other	(0.6)	0.4
Balance at end of period	$327.7	$299.1
Current portion	$324.7	$292.0
Non-current portion	$3.0	$7.1
(i)Our operating expenses include $199 million, $177 million and $149 million for 2024, 2023 and 2022, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our consolidated statements of cash flows.
(ii)Amounts are reflected on the borrowing date as a non-cash increase to property and equipment additions. For additional information, see notes 8 and 18.
(iii)Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our consolidated statements of cash flows.
General Information
At December 31, 2024, all of our outstanding debt had been incurred by one of our three primary “borrowing groups”: C&W, Liberty Puerto Rico and Liberty Costa Rica. Unless stated otherwise, all of our borrowings are denominated in U.S. dollars.
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
December 31, 2024, 2023 and 2022

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
Borrowing Groups – Outstanding Debt Instruments
C&W Notes
The details of the outstanding C&W Notes as of December 31, 2024 are summarized in the following table:

C&W Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions

2027 C&W Senior Notes	September 15, 2027	6.875%	$735.0	$734.3
2032 C&W Senior Secured Notes	October 15, 2032	7.125%	1,000.0	988.3
Total			$1,735.0	$1,722.6
(a)Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Redemption Rights. The C&W Notes are subject to certain redemption rights (as specified in the applicable indenture). Some or all of the 2027 C&W Senior Notes and 2032 C&W Senior Secured Notes may be redeemed at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2027 C&W Senior Notes	2032 C&W Senior Secured Notes

12-month period commencing:	September 15	October 15

2025	100.000%	N/A
2026	100.000%	N/A
2027	100.000%	103.563%
2028	N/A	101.781%
2029 and thereafter	N/A	100.000%
N/A – Not applicable.
C&W Credit Facilities
The details of our borrowings under the C&W Credit Facilities as of December 31, 2024 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

CWP Revolving Credit Facility (b)	January 18, 2027	Adjusted Term SOFR + 3.75%	$20.0	$—	$—
C&W Revolving Credit Facility (b)	January 30, 2027	Adjusted Term SOFR + 3.25% (c)	534.0	30.0	30.0
C&W Term Loan B-5 Facility	January 31, 2028	Adjusted Term SOFR + 2.25% (c)	—	1,510.0	1,502.2
C&W Term Loan B-6 Facility	October 15, 2029	Adjusted Term SOFR + 3.0% (c)	—	590.0	583.7
2028 CWP Term Loan	January 18, 2028	4.25%	—	435.0	432.2
C&W Regional Facilities (d) (e)	various dates ranging from 2025 to 2038	7.67% (f)	59.8	56.7	55.5
C&W Other Facilities	(g)	6.48% (f)	—	68.5	68.5
Total			$613.8	$2,690.2	$2,672.1
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(f)Represents a weighted average rate.
(g)These facilities are generally repaid in three annual installments.
LPR Senior Secured Notes
The details of the outstanding LPR Senior Secured Notes as of December 31, 2024 are summarized in the following table:

LPR Senior Secured Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions

2027 LPR Senior Secured Notes	October 15, 2027	6.750%	$1,161.0	$1,152.8
2029 LPR Senior Secured Notes	July 15, 2029	5.125%	820.0	814.6
Total			$1,981.0	$1,967.4
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

	Redemption Price
	2027 LPR Senior Secured Notes	2029 LPR Senior Secured Notes

12-month period commencing:	October 15	July 15

2025	100.000%	101.281%
2026 and thereafter	100.000%	100.000%
LPR Credit Facilities
The details of our borrowings under the LPR Credit Facilities as of December 31, 2024 are summarized in the following table:

LPR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions

LPR Revolving Credit Facility (b)	March 15, 2027	Adjusted Term SOFR + 3.50%	$122.5	$50.0	$50.0
2028 LPR Term Loan	October 15, 2028	Adjusted Term SOFR + 3.75% (c)	—	620.0	617.1
Total			$122.5	$670.0	$667.1
(a)Amounts are net of deferred financing costs.
(b)Has a fee on unused commitments of 0.5% per year.
(c)Subject to a SOFR floor of 0 basis points.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

LCR Credit Facilities
The details of the LCR Credit Facilities as of December 31, 2024 are summarized in the following table:

LCR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)

LCR Revolving Credit Facility (b)	January 15, 2028	Term SOFR + 4.25%	$60.0	$—	$—
2031 LCR Term Loan A	January 15, 2031	10.875%	—	50.0	49.1
2031 LCR Term Loan B	January 15, 2031	10.875%	—	400.0	388.5
Total			$60.0	$450.0	$437.6
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
During 2024, borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/ Borrower	Instrument	Issued at	Amount borrowed
			in millions

C&W	C&W Other Facilities (a)	100%	$22.5
C&W	C&W Revolving Credit Facility (b)	N/A	$275.0
C&W	2032 C&W Senior Secured Notes	100%	$1,000.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$120.0
Liberty Costa Rica	LCR Revolving Credit Facility	N/A	$31.0
N/A – Not applicable.
(a)This borrowing is due in three annual installments beginning in May 2025.
(b)In September 2024, an extension agreement was executed on the C&W Revolving Credit Facility which extended the maturity date of a portion of the C&W Revolving Credit Facility to: (i) July 31, 2027 upon the refinancing of the 2027 C&W Senior Secured Notes and 2027 C&W Senior Notes in full, (ii) then April 15, 2029, upon the refinancing of the C&W Term Loan B-5 Facility and (iii) then September 24, 2029, upon the refinancing of the C&W Term Loan B-6 Facility. See Subsequent Events below for details on an agreement entered into after December 31, 2024 that amended this extension agreement.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

During 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/ Borrower	Instrument	Issued at	Amount borrowed
			in millions

C&W	C&W Other Facilities	100%	$69.0
C&W	C&W Revolving Credit Facility	N/A	$40.0
C&W	C&W Regional Facilities	N/A	$20.0
C&W	CWP Credit Facilities	N/A	$10.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$65.0
Liberty Costa Rica	2031 LCR Term Loan A	100%	$50.0
Liberty Costa Rica	2031 LCR Term Loan B	100%	$400.0
Liberty Costa Rica	LCR Revolving Credit Facility (a)	N/A	$—
(a)For details of the LCR Revolving Credit Facility, see LCR Credit Facilities above.
During 2022, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/Borrower	Instrument	Issued at	Amount borrowed	Non-cash component
			in millions

C&W	2028 CWP Term Loan	100%	$435.0	$272.9
During 2024, we made certain repurchases or repayments on the following debt instruments:

Borrowing group/ Borrower	Instrument		Redemption price	Amount paid
				in millions

C&W	2027 C&W Senior Secured Notes		100%	$495.0
C&W	2027 C&W Senior Notes		100.859%	$485.0
C&W	C&W Revolving Credit Facility		100%	$245.0
C&W	C&W Other Facilities		100%	$23.0
C&W	C&W Regional Facilities		100%	$20.0
C&W	CWP Revolving Credit Facility		100%	$10.0
Liberty Puerto Rico	LPR Revolving Credit Facility		100%	$70.0
Liberty Costa Rica	LCR Revolving Credit Facility		100%	$31.0
Liberty Latin America	Convertible Notes	a	(a)	$219.2
(a)During 2024, we repurchased and cancelled $220 million original principal amount of the Convertible Notes at a weighted average redemption price of 99.5%. In addition, we unwound $102 million of the Convertible Notes Capped Calls for immaterial value on settlement during the first quarter of 2024 and the remaining amount expired with no value on the July 15, 2024 maturity date of the Convertible Notes.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Maturities of Debt
Maturities of our debt as of December 31, 2024 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2024 exchange rates.

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2025	$347.9	$116.1	$—	$1.0	$465.0
2026	36.0	12.8	—	1.0	49.8
2027	747.5	1,163.0	—	0.5	1,911.0
2028	2,002.1	620.5	—	—	2,622.6
2029	595.6	820.7	—	—	1,416.3
Thereafter	1,186.3	37.8	450.0	—	1,674.1
Total debt maturities	4,915.4	2,770.9	450.0	2.5	8,138.8
Premiums, discounts and deferred financing costs, net	(33.7)	(17.1)	(12.4)	—	(63.2)
Total debt	$4,881.7	$2,753.8	$437.6	$2.5	$8,075.6
Current portion	$347.9	$116.1	$—	$1.0	$465.0
Noncurrent portion	$4,533.8	$2,637.7	$437.6	$1.5	$7,610.6
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
Subsequent Events
The following transactions took place subsequent to December 31, 2024:
•C&W entered into a $1.5 billion principal amount Term SOFR + 3.25% term loan due January 31, 2032. The drawdown on the C&W Term Loan B-7 Facility was made at a 99.5% original issue discount. The net proceeds from the C&W Term Loan B-7 Facility were used to repay in full the C&W Term Loan B-5 Facility at par.
•C&W issued $755 million of 9.00% senior notes due January 15, 2033, at par. The net proceeds from the 2033 C&W Senior Notes were used to redeem in full the remaining 2027 C&W Senior Notes at 100.859%.
•An increase and amendment agreement was signed in respect of the extension agreement on the C&W Revolving Credit Facility originally entered into in September 2024. In accordance with this increase and amendment agreement, including certain new commitments that were made available thereunder, a total of $460 million of commitments under the C&W Revolving Credit Facility (i) had their maturity date extended to April 15, 2029, effective upon the refinancing of the C&W Term Loan B-5 Facility (which occurred subsequent to December 31, 2024), and (ii) will automatically have their maturity date extended to January 31, 2031 upon the occurrence of the refinancing of the C&W Term Loan B-6 Facility.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

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
Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2024	2023
	in millions

Other assets, net	$33.6	$37.9
Other long-term liabilities, net (a)	(5.6)	(25.7)
Net pension asset	$28.0	$12.2
(a)Amounts includes an indemnification asset from the Bahama’s government of $115 million and $85 million, respectively, and investments in U.K. Gilts of $23 million and $33 million, respectively.
The table below provides summary information for our defined benefit plans:

	December 31,
	2024	2023
	in millions

Projected benefit obligations (a) (b)	$(1,361.4)	$(1,503.0)
Fair value of plan assets (c)	1,389.4	1,515.2
Net pension asset	$28.0	$12.2
(a)Amounts includes an indemnification asset from the Bahama’s government of $115 million and $85 million, respectively, and investments in U.K. Gilts of $23 million and $33 million, respectively.
(b)The weighted average discount rate used in determining our benefit obligations was 6.1% and 5.6% at December 31, 2024 and 2023, respectively. A 1.0% increase or decrease in the weighted average discount rate would have a ($34 million) or $42 million impact, respectively, on the projected benefit obligations, net of the annuity insurance policies (as described further below).
(c)Our plan assets primarily comprise investments in insurance contracts, debt securities and equity securities. The fair value of plan assets at December 31, 2024 includes $233 million, $135 million and $1,021 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 4). The fair value of plan assets at December 31, 2023 includes $242 million, $130 million and $1,151 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively.
In May 2023, the CWSF completed an additional buy-in bulk annuity, resulting in 100% of the plan’s liabilities being covered by insurance annuity policies, the payments from which match the corresponding obligations to employees. In addition, at December 31, 2024, 100% of the Jamaican and UTS defined benefit obligations are covered through the purchase of insurance annuity policies. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.
The CWSF buy-in resulted in the remeasurement of $75 million from net pension assets to accumulated other comprehensive income during 2023, which represents the loss associated with the difference between the projected benefit obligations and the cost of the bulk annuity policy.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(12)    Equity
Share Capital
A summary of the changes in our share capital during 2024, 2023 and 2022 is set forth in the table below:

	Class A	Class B	Class C
	in millions
Balance at January 1, 2022	45.5	1.9	182.3
Repurchase of Liberty Latin America common shares	(4.5)	—	(14.8)
Issued in connection with share-based compensation plans and other	1.7	0.2	3.8
Balance at December 31, 2022	42.7	2.1	171.3

Balance at January 1, 2023	42.7	2.1	171.3
Repurchase of Liberty Latin America common shares	(2.6)	—	(11.7)
Issued in connection with share-based compensation plans and other	0.7	0.1	2.1
Balance at December 31, 2023	40.8	2.2	161.7

Balance at January 1, 2024	40.8	2.2	161.7
Repurchase of Liberty Latin America common shares	(4.0)	—	(8.2)
Issued in connection with share-based compensation plans and other	1.2	0.2	2.8
Balance at December 31, 2024	38.0	2.4	156.3
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
Share Repurchase Programs
From time to time, and subject to certain limitations and conditions, our Directors approve Share Repurchase Programs, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates, as detailed below:

Authorization Date	Authorized Repurchase Amount	Expiration Date
	in millions
February 22, 2022	$200.0	December 2024
May 8, 2023	$200.0	December 2025
May 7, 2024	$200.0	December 2026
The Share Repurchase Programs do not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Programs, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. At December 31, 2024, the remaining amount authorized for share repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts, as further described below.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Convertible Notes Capped Calls
In connection with the issuance of our Convertible Notes, we entered into the Convertible Notes Capped Calls, which expired on July 15, 2024. The Convertible Notes Capped Calls were used as an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we could have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. The Convertible Notes Capped Calls were not considered a derivative instrument under ASC 815, Derivatives and Hedging, as the contracts were indexed to our Class C common shares and therefore were classified within shareholders’ equity.
Capped Call Option Contracts
During 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on 1.7 million and 4.3 million Liberty Latin America Class A and Class C common shares, respectively, with a low exercise price and a capped payout. These contracts will expire 12 to 18 months following a June 2024 trade date and can result in the receipt of cash or shares at our election. Shares acquired through the exercise of the call options will be included in our share repurchases. The capped call option contracts are not considered derivative instruments as the contracts are indexed to our Class A and Class C common shares and are therefore classified within shareholders’ equity. At December 31, 2024, the aggregate premium associated with these capped call option contracts of $15 million is included as a reduction of additional paid-in capital in our consolidated statement of equity and as a financing cash outflow in our consolidated statement of cash flows.
(13)    Share-based Compensation and Other Employee Incentive Plan-related Expense
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
Awards
Non-performance Awards. The following is a summary of the material    terms and conditions with respect to our non-performance-based awards:
•SARs. SARs generally vest 33.3% on the anniversary of the grant date over a vesting term of three years and expire ten years after the grant date. SARs may be granted with an exercise price at or above the fair market value of the shares on the date of grant in any class of common shares.
•RSUs. RSUs generally vest 33.3% on the anniversary of the grant date over a vesting term of three years. RSUs issued under the Nonemployee Director Incentive Plan vest on the first anniversary of the grant date.
•LTVP. During 2023, we implemented the Long-term Value Plan component of the Employee Incentive Plan, whereby employees receive a fixed-value award based upon a percentage of annual employee base compensation that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee. During 2024 and 2023, we recognized $14 million and $6 million, respectively, of expense associated with the LTVP, which is recorded in other operating costs and expenses in our consolidated statements of operations. Each vesting tranche of the LTVP is accrued over the vesting period to our consolidated balance sheet in accrued payroll and employee benefits until settlement on the vesting date, which is generally in March of each year. The first vesting tranche of the LTVP was settled in cash during March 2024 and totaled $8 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Performance Awards. The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees:
•PSUs. During 2022, our Chief Executive Officer was awarded a total of 0.6 million Class B PSUs, of which (i) 0.1 million were earned and vested immediately, (ii) 0.2 million were earned and vested in each of March 2023 and March 2024 and (iii) 0.2 million will vest in March 2025 based upon the achievement of certain individual qualitative objectives. At December 31, 2024 and 2023, we had 0.2 million and 0.3 million Class B PSUs outstanding.
•PSARs. During 2021 and 2022, certain key employees received the 2021 PSARs. Each award represented the right to receive a payment in shares or, if the compensation committee so determined, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs have a term of ten years and included performance conditions based on the achievement of individual qualitative objectives during the performance period from January 1, 2021 through December 31, 2023. The earned 2021 PSARs vested on March 16, 2024. At both December 31, 2024 and 2023, we had 3 million Class A PSARs and 6 million Class C PSARs outstanding.
Share-based Compensation Other Employee Incentive Plan-related Expense
Our share-based compensation expense includes amounts related to share-based incentive awards held by our employees and employees of our subsidiaries. The following table summarizes certain information related to share-based incentive awards granted during the periods presented:

	Year ended December 31,
	2024	2023	2022
Assumptions used to estimate fair value of SARs and PSARs:
Risk-free interest rate	4.2 - 4.3%	3.5 - 4.2%	2.0 - 3.7%
Expected life	6.0 - 10.0 years	6.0 - 10.0 years	6.0 - 10.0 years
Expected volatility	43.8 - 48.3%	42.1 - 46.7%	40.2 - 49.8%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
SARs	$3.60	$4.31	$4.91
PSARs	N/A	N/A	$5.92
RSUs	$6.98	$7.96	$9.49
PSUs	$5.90	$8.00	$6.11
As of December 31, 2024, we have $81 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 1.6 years.
For the amount of share-based compensation and other Employee Incentive Plan-related expense recognized during each period presented, see note 18.
2024 Modification
In October 2024, the compensation committee of our board of directors approved an extension of the legal life of outstanding SARs from a seven-year term to a ten-year term for SARs granted during 2018, 2019 and 2020. Prior to 2021, awards granted under the Employee Incentive Plan expired seven years after the grant date. This modification resulted in the recognition of aggregate incremental share-based compensation expense during 2024 totaling $14 million and impacted over 200 grantees.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Share-based Incentive Award Activity
The following tables summarize share-based incentive award activity during 2024 with respect to Liberty Latin America awards held by our employees and our Directors.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares	in millions		in years	in millions
Outstanding at January 1, 2024	10.0	$12.34
Granted	2.2	$6.17
Forfeited	(0.6)	$16.79
Exercised	(0.2)	$9.36
Outstanding at December 31, 2024	11.4	$10.97	6.2	$0.4
Exercisable at December 31, 2024	7.5	$12.96	4.9	$—

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares	in millions		in years	in millions
Outstanding at January 1, 2024	20.1	$12.34
Granted	4.4	$6.23
Forfeited	(1.2)	$16.92
Exercised	(0.4)	$9.43
Outstanding at December 31, 2024	22.9	$10.97	6.2	$0.5
Exercisable at December 31, 2024	14.9	$12.94	4.9	$—

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares	in millions		in years
Outstanding at January 1, 2024	2.1	$9.22
Granted	1.6	$6.92
Forfeited	(0.1)	$9.17
Released from restrictions	(1.4)	$9.19
Outstanding at December 31, 2024	2.2	$7.64	1.8

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares	in millions		in years
Outstanding at January 1, 2024	4.3	$9.20
Granted	3.5	$7.01
Forfeited	(0.1)	$9.14
Released from restrictions	(3.2)	$8.95
Outstanding at December 31, 2024	4.5	$7.65	1.8
(14)    Income Taxes
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
The components of our loss before income taxes are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

Domestic (a)	$(68.7)	$(90.9)	$(97.6)
Foreign (b) (c)	(562.7)	28.5	(25.4)
Total	$(631.4)	$(62.4)	$(123.0)
(a)Liberty Latin America is considered a stand-alone Bermuda entity.
(b)Amounts for the year ended December 31, 2024 include a goodwill impairment charge of $516 million, which occurred at our Liberty Puerto Rico reporting unit. Amounts for the year ended December 31, 2022 include a goodwill impairment charge of $555 million and an impairment associated with a cost method investment of $13 million, both of which occurred at C&W Caribbean.
(c)For the year ended December 31, 2024, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include the Bahamas, Barbados, Costa Rica, Jamaica, Panama, Puerto Rico, Spain, the U.K., the United States, and USVI. For the year ended December 31, 2023, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include the Bahamas, Barbados, the British Virgin Islands, Colombia, Costa Rica, Jamaica, Panama, Puerto Rico, Spain, St. Kitts, St. Lucia, Trinidad and Tobago, the U.K., the United States and USVI. For the year ended December 31, 2022, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include the Bahamas, Barbados, the British Virgin Islands, Chile, Colombia, Costa Rica, Curacao, Jamaica, the Netherlands, Panama, Puerto Rico, Spain, Trinidad and Tobago, the U.K., the United States and USVI.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2024:
Domestic	$—	$—	$—
Foreign	(125.2)	129.3	4.1
Total	$(125.2)	$129.3	$4.1
Year ended December 31, 2023:
Domestic	$—	$—	$—
Foreign	(111.8)	87.4	(24.4)
Total	$(111.8)	$87.4	$(24.4)
Year ended December 31, 2022:
Domestic	$—	$—	$—
Foreign	(93.2)	8.4	(84.8)
Total	$(93.2)	$8.4	$(84.8)
Income tax benefit (expense) attributable to our loss before income taxes differs from the amounts computed by using the applicable tax rate as a result of the following:

	Year ended December 31,
	2024	2023	2022
	in millions

Computed expected tax benefit (a)	$—	$—	$—
Permanent differences (b)	(18.4)	(49.3)	46.8
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	0.6	1.5	(1.2)
Decreases (increases) in valuation allowances	(160.8)	(161.5)	188.8
Expiration of deferred tax assets with full valuation allowance	(14.7)	(12.3)	(12.7)
International rate differences (a) (c)	220.0	88.2	49.9
Changes in uncertain tax positions	3.7	(0.4)	(24.5)
Enacted tax law and rate changes (d) (e) (f)	27.9	128.4	(162.2)
Effect of non-deductible goodwill impairments	(47.9)	—	(174.3)
Effect of tax credits	20.4	18.3	15.9
Withholding and capital gains taxes	(25.2)	(40.0)	(13.3)
Other, net	(1.5)	2.7	2.0
Total income tax benefit (expense)	$4.1	$(24.4)	$(84.8)
(a)On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda where the Company has a “statutory” or “expected” tax rate of 0% during each 2024, 2023 and 2022. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable rates, resulting in “international rate differences,” as shown in the table above that reflect the computed tax benefit (expense) of pre-tax book earnings (loss) in the respective taxable jurisdiction.
(b)Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as CARICOM treaty income, limitations on deductible management fees, or executive compensation, among others.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(c)The 2024 corporate tax rates applicable to our primary material jurisdictions are as follows: Bahamas, 0%; Barbados, 9%; Costa Rica, 30%; Jamaica, 33.33%; Panama, 25%; Puerto Rico, 37.5%; Spain, 25%; the U.K., 25%; the United States, 21%; and USVI, 23.1%.
(d)On July 13, 2023, St. Vincent and the Grenadines Inland Revenue Department enacted a decrease in the corporate income tax from 30% to 28% with effect from January 1, 2023.
(e)On December 22, 2023, the Bermuda Parliament enacted legislation to establish a 15% corporate income tax regime that will become effective for tax years beginning on or after January 1, 2025. While deferred tax assets associated with opening tax losses carryforward for periods beginning January 1, 2020 were established as of enactment, there is a net nil tax impact of this on the total tax result due to a full valuation allowance in Bermuda.
(f)On May 24, 2024, the Barbados Parliament enacted legislation to increase the corporate income tax rate to 9% with effect from January 1, 2024. The impact of this rate change on our deferred tax balance was substantially recorded during the second quarter of 2024 when the legislation was enacted.
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our net deferred tax liability are as follows:

	December 31,
	2024	2023
	in millions

Deferred tax assets	$133.0	$57.0
Deferred tax liabilities	(580.3)	(630.6)
Net deferred tax liability	$(447.3)	$(573.6)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2024	2023
	in millions
Deferred tax assets:
Net operating losses, tax credits and other carryforwards	$2,514.5	$2,408.3
Deferred revenue	6.3	12.5
Unrealized gains and losses	16.0	12.3
Accrued expenses	81.7	41.1
Other future deductible amounts	—	2.6
Deferred tax assets	2,618.5	2,476.8
Valuation allowance	(2,104.8)	(1,942.5)
Deferred tax assets, net of valuation allowance	513.7	534.3
Deferred tax liabilities:
Investments	(122.6)	(244.5)
Intangible assets, net	(630.3)	(641.7)
Property and equipment, net	(208.1)	(221.1)
Un-remitted foreign earnings	—	(0.6)
Deferred tax liabilities	(961.0)	(1,107.9)
Net deferred tax liability	$(447.3)	$(573.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2024	2023	2022
	in millions

Balance at January 1	$1,942.5	$1,780.4	$1,940.3
Net tax expense (benefit) related to operations	160.8	161.5	(188.8)
Translation adjustments	(0.6)	(1.1)	(6.2)
Business acquisitions and other	2.1	1.7	35.1
Balance at December 31	$2,104.8	$1,942.5	$1,780.4
Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards at December 31, 2024 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,614.2	$1,153.6	Indefinite
Amount attributable to net operating losses	1,341.9	335.5	Indefinite
Barbados	517.3	46.6	2025 - 2030
Puerto Rico	498.7	146.4	2025 - Indefinite
Bermuda	410.4	61.6	Indefinite
Jamaica	387.9	129.2	Indefinite
Curacao	126.5	27.8	2025 - 2034
U.S.	60.8	14.2	2025 - Indefinite
U.S. Virgin Islands	48.6	11.2	2033-Indefinite
Saint Martin	22.6	4.5	Indefinite
Panama	16.9	4.2	2025 - 2029
Other	27.5	8.4	Various
Total	$8,073.3	$1,943.2
As of December 31, 2024, a valuation allowance of $1,877 million has been recorded against the net operating loss carryforwards where we do not expect to realize a future benefit, or where certain losses may be limited in use due to change in control or same-business tests.
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
In 2024 and 2023, we have foreign tax credit carryforwards of $10 million and $7 million, respectively, which are available in the U.S. Substantially all credits not utilized will expire at the end of 2034. A valuation allowance of $9 million has been recorded against the foreign tax credit carryforwards where we do not expect to realize a future benefit.
In 2024 and 2023, we have alternative minimum tax credit carryforwards in the amounts of $50 million and $49 million, respectively, attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration. A valuation allowance of $13 million has been recorded against the alternative minimum tax credit carryforwards where we do not expect to realize a future benefit.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

In 2024, we have research and development credit carryforwards of $14 million available in Puerto Rico for which current law provides no period of expiration.
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
The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2024	2023	2022
	in millions

Balance at January 1	$25.5	$37.6	$12.0
Additions for tax positions of prior years	2.5	0.7	12.7
Additions (reductions) based on tax positions related to the current year	—	6.0	14.5
Lapse of statute of limitations	(2.7)	(1.4)	(1.7)
Foreign currency translation	—	—	0.1
Decrease for settlement with tax authorities	(2.9)	—	—
Reductions for tax positions of prior years	(4.1)	(17.4)	—
Balance at December 31	$18.3	$25.5	$37.6
No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.
As of December 31, 2024, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.
During 2025, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2024. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2025. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2025.
During 2024, 2023 and 2022, our income tax benefit (expense) includes interest expense (income) of ($3.3 million), $12.4 million and $0.2 million, respectively, representing the net accrual of interest and penalties incurred during the respective

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

period. Our other long-term liabilities include accrued interest and penalties of $22 million and $25 million at December 31, 2024 and 2023, respectively.
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(657.0)	$(73.6)	$(170.7)

Denominator:
Weighted average shares - basic and diluted (a)	198.4	210.0	222.6

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(3.31)	$(0.35)	$(0.77)
(a)During 2024, 2023 and 2022, we reported losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at each period of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, and for 2023 and 2022 PSARs, because such awards had not yet met the applicable performance criteria:

	December 31,
	2024	2023	2022
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	41.9	37.7	35.4
Outstanding PSUs and PSARs	8.6	8.7	8.7
LTVP and ESPP	6.4	3.6	—
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	—	10.7	19.5
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, during the 2023 and 2022 periods, the Convertible Notes Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During 2024, the Convertible Notes Capped Calls expired at maturity or were unwound in connection with redemption activity on the Convertible Notes, as further described in note 10.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(16)    Accumulated Other Comprehensive Earnings or Loss
Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflects the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other various adjustments. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive loss	Non-controlling interests	Total accumulated other comprehensive loss
	in millions

Balance at January 1, 2022	$(137.5)	$47.8	$(89.7)	$(10.5)	$(100.2)
Other comprehensive loss	53.8	(113.3)	(59.5)	(0.5)	(60.0)
Balance at December 31, 2022	(83.7)	(65.5)	(149.2)	(11.0)	(160.2)
Other comprehensive loss	24.9	(73.7)	(48.8)	1.1	(47.7)
Balance at December 31, 2023	(58.8)	(139.2)	(198.0)	(9.9)	(207.9)
Other comprehensive earnings	25.6	18.2	43.8	0.3	44.1
Balance at December 31, 2024	$(33.2)	$(121.0)	$(154.2)	$(9.6)	$(163.8)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net, of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit	Net-of-tax amount
	in millions
Year ended December 31, 2024:
Foreign currency translation adjustments	$25.9	$—	$25.9
Pension-related adjustments and other	18.2	—	18.2
Other comprehensive earnings	44.1	—	44.1
Other comprehensive gain attributable to noncontrolling interests (a)	(0.3)	—	(0.3)
Other comprehensive earnings attributable to Liberty Latin America shareholders	$43.8	$—	$43.8

Year ended December 31, 2023:
Foreign currency translation adjustments	$25.9	$—	$25.9
Pension-related adjustments and other	(73.6)	—	(73.6)
Other comprehensive loss	(47.7)	—	(47.7)
Other comprehensive gain attributable to noncontrolling interests (a)	(1.1)	—	(1.1)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.8)	$—	$(48.8)

Year ended December 31, 2022:
Foreign currency translation adjustments	$53.1	$—	$53.1
Pension-related adjustments and other	(114.0)	0.9	(113.1)
Other comprehensive loss	(60.9)	0.9	(60.0)
Other comprehensive loss attributable to noncontrolling interests (a)	0.5	—	0.5
Other comprehensive loss attributable to Liberty Latin America shareholders	$(60.4)	$0.9	$(59.5)
(a)Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments, pension-related adjustments, and other adjustments.
(17)    Commitments and Contingencies
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For commitments associated with the LPR Acquisition and the Costa Rica Transactions, see note 5.
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
December 31, 2024, 2023 and 2022

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
As of December 31, 2024, unless otherwise specified below, our operating segments, which are also our reportable segments, are as follows:
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
Adjusted OIBDA is the primary measure used by our CODM, or Chief Executive Officer, to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to determine how to allocate resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

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

	Revenue
	Year ended December 31,
	2024	2023	2022
	in millions

C&W Caribbean	$1,462.8	$1,437.0	$1,436.8
C&W Panama	763.2	742.6	642.7
Liberty Networks	447.5	453.3	450.8
Liberty Puerto Rico	1,260.5	1,417.7	1,463.6
Liberty Costa Rica	613.1	547.9	441.3
VTR	—	—	450.6
Total operating segment revenue	4,547.1	4,598.5	4,885.8
Corporate	19.6	23.5	22.2
Intersegment eliminations	(109.8)	(110.9)	(99.4)
Consolidated revenue	$4,456.9	$4,511.1	$4,808.6

	Adjusted OIBDA
	Year ended December 31,
	2024	2023	2022
	in millions

C&W Caribbean	$633.3	$596.9	$535.2
C&W Panama	269.7	227.7	188.8
Liberty Networks	242.7	261.5	276.3
Liberty Puerto Rico	308.3	485.5	530.8
Liberty Costa Rica	229.5	203.1	134.7
VTR	—	—	115.6
Total operating segment Adjusted OIBDA	1,683.5	1,774.7	1,781.4
Corporate	(89.8)	(73.1)	(71.5)
Consolidated Adjusted OIBDA	$1,593.7	$1,701.6	$1,709.9

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to loss before income taxes:

	Year ended December 31,
	2024	2023	2022
	in millions

Total Adjusted OIBDA	$1,593.7	$1,701.6	$1,709.9
Share-based compensation and other Employee Incentive Plan-related expense (a)	(84.0)	(88.7)	(93.5)
Depreciation and amortization	(968.3)	(1,008.3)	(910.7)
Impairment, restructuring and other operating items, net	(589.7)	(86.9)	(619.2)
Operating income (loss)	(48.3)	517.7	86.5
Interest expense	(627.7)	(601.7)	(556.7)
Realized and unrealized gains (losses) on derivative instruments, net	82.1	(34.2)	359.4
Foreign currency transaction gains (losses), net	(18.3)	70.3	(194.3)
Gains (losses) on debt extinguishments, net	(5.5)	(3.9)	41.1
Gain on disposal of the Chile JV Entities	—	—	169.4
Other expense, net	(13.7)	(10.6)	(28.4)
Loss before income taxes	$(631.4)	$(62.4)	$(123.0)
(a)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

Programming and copyright	$233.6	$237.2	$360.3
Interconnect	278.3	302.5	350.3
Equipment	315.9	320.6	369.8
Other	161.6	160.1	130.1
Total programming and other direct costs of services	$989.4	$1,020.4	$1,210.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

Personnel and contract labor	$579.2	$557.6	$597.7
Network-related	237.2	259.0	311.4
Service-related	267.2	227.6	210.8
Commercial	189.6	181.1	226.0
Facility, provision, franchise and other	600.6	563.8	542.3
Share-based compensation and other Employee Incentive Plan-related expense	84.0	88.7	93.5
Total other operating costs and expenses (a)	$1,957.8	$1,877.8	$1,981.7
(a)Significant operating costs and expenses reviewed by our CODM represent total other operating costs and expenses excluding share-based compensation and other Employee Incentive Plan-related expense.
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

	Year ended December 31,
	2024	2023	2022
	in millions

C&W Caribbean	$226.9	$235.1	$230.7
C&W Panama	104.8	117.0	98.4
Liberty Networks	49.3	47.6	40.2
Liberty Puerto Rico	220.9	219.0	233.5
Liberty Costa Rica	81.4	75.3	65.5
VTR	—	—	107.3
Corporate	42.0	36.9	40.7
Total property and equipment additions	725.3	730.9	816.3
Assets acquired under capital-related vendor financing arrangements	(154.9)	(143.8)	(161.1)
Changes in current liabilities related to capital expenditures and other	(30.0)	(2.1)	4.9
Total capital expenditures, net	$540.4	$585.0	$660.1

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

Balance Sheet Data of our Reportable Segments
We do not present the balance sheet data of our reportable segments, as this information is not a primary measure used by our CODM to evaluate segment operating performance, determine the allocation of resources to segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.
Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Year ended December 31,
	2024	2023	2022
	in millions

Puerto Rico	$1,198.7	$1,354.5	$1,413.0
Panama	760.1	739.7	639.7
Costa Rica	612.2	547.1	440.8
Jamaica	415.2	405.7	428.8
Networks & Latam (a)	357.0	364.6	369.4
The Bahamas	205.3	193.4	194.7
Trinidad and Tobago	154.9	156.5	159.3
Barbados	163.8	157.6	148.0
Curacao	136.2	135.6	134.0
Chile	—	—	450.6
Other (b)	453.5	456.4	430.3
Total	$4,456.9	$4,511.1	$4,808.6
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

The long-lived assets of our geographic markets are set forth below:

	December 31,
	2024	2023
	in millions

Puerto Rico	$1,078.1	$1,114.3
Networks & LatAm	586.3	619.4
Panama	427.7	454.8
Jamaica	373.8	368.6
The Bahamas	270.8	289.4
Costa Rica	301.7	290.7
Trinidad and Tobago	196.7	217.5
Barbados	138.6	150.1
Curacao	107.0	127.8
Other (a)	581.7	573.1
Total	$4,062.4	$4,205.7
(a)The amounts primarily include long-lived assets in a number of countries in which we have less significant operations, all of which are located in the Caribbean, and to a lesser extent, in Latin America.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

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

	Year ended December 31, 2024
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$486.2	$122.3	$—	$474.5	$137.1	$—	$—	$1,220.1
Non-subscription revenue	28.0	5.0	—	23.3	35.2	—	—	91.5
Total residential fixed revenue	514.2	127.3	—	497.8	172.3	—	—	1,311.6
Residential mobile revenue:
Service revenue	352.3	272.2	—	333.4	276.0	—	—	1,233.9
Interconnect, inbound roaming, equipment sales and other (b)	79.5	61.0	—	189.0	88.9	18.6	—	437.0
Total residential mobile revenue	431.8	333.2	—	522.4	364.9	18.6	—	1,670.9
Total residential revenue	946.0	460.5	—	1,020.2	537.2	18.6	—	2,982.5
B2B revenue (c)	516.8	302.7	447.5	206.7	75.9	1.0	(109.8)	1,440.8
Other revenue	—	—	—	33.6	—	—	—	33.6
Total	$1,462.8	$763.2	$447.5	$1,260.5	$613.1	$19.6	$(109.8)	$4,456.9
(a)Included in this amount is $91 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $216 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $24 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31, 2023
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$487.5	$116.5	$—	$478.7	$144.3	$—	$—	$1,227.0
Non-subscription revenue	29.0	5.5	—	25.5	14.3	—	(2.1)	72.2
Total residential fixed revenue	516.5	122.0	—	504.2	158.6	—	(2.1)	1,299.2
Residential mobile revenue:
Service revenue	330.3	260.6	—	398.7	242.1	—	—	1,231.7
Interconnect, inbound roaming, equipment sales and other (b)	78.8	52.0	—	250.0	80.2	22.3	—	483.3
Total residential mobile revenue	409.1	312.6	—	648.7	322.3	22.3	—	1,715.0
Total residential revenue	925.6	434.6	—	1,152.9	480.9	22.3	(2.1)	3,014.2
B2B revenue (c)	511.4	308.0	453.3	224.3	67.0	1.2	(108.8)	1,456.4
Other revenue	—	—	—	40.5	—	—	—	40.5
Total	$1,437.0	$742.6	$453.3	$1,417.7	$547.9	$23.5	$(110.9)	$4,511.1
(a)Included in this amount is $89 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $259 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $26 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31, 2022
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$484.3	$102.8	$—	$457.3	$131.5	$392.3	$—	$—	$1,568.2
Non-subscription revenue	32.6	7.3	—	22.1	5.1	8.9	—	—	76.0
Total residential fixed revenue	516.9	110.1	—	479.4	136.6	401.2	—	—	1,644.2
Residential mobile revenue:
Service revenue	314.5	218.6	—	441.5	195.1	25.8	—	—	1,195.5
Interconnect, inbound roaming, equipment sales and other (b)	67.9	49.5	—	268.4	64.8	2.9	22.2	—	475.7
Total residential mobile revenue	382.4	268.1	—	709.9	259.9	28.7	22.2	—	1,671.2
Total residential revenue	899.3	378.2	—	1,189.3	396.5	429.9	22.2	—	3,315.4
B2B revenue (c)	537.5	264.5	450.8	220.6	44.8	20.7	—	(99.4)	1,439.5
Other revenue	—	—	—	53.7	—	—	—	—	53.7
Total	$1,436.8	$642.7	$450.8	$1,463.6	$441.3	$450.6	$22.2	$(99.4)	$4,808.6
(a)Included in this amount is $81 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $257 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $26 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.
Significant Expenses
Our significant expenses by major category for our reportable segments and our corporate operations are set forth in the tables below. We consider these expenses significant because they are regularly provided to and reviewed by our CODM. Intercompany eliminations in the tables below reflect costs and expenses between our reportable segments, the majority of which relate to costs associated with services provided by our Liberty Networks segment to our other reportable segments. Our significant expense categories include the following:
•Programming and other direct costs of services, which include programming and copyright costs, interconnect and access costs, equipment costs, which primarily relate to costs of mobile handsets and other devices, project-related costs and other direct costs related to our operations;
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers; and
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related, travel and entertainment and other operating-related costs.

	Year ended December 31, 2024
	Reportable Segments
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$64.2	$22.0	$—	$109.8	$37.6	$—	$—	$233.6
Interconnect	65.4	69.4	49.0	83.7	28.4	—	(17.6)	278.3
Equipment	50.0	50.3	0.3	151.4	63.9	—	—	315.9
Other direct costs	42.9	107.5	15.7	4.7	6.9	—	(16.1)	161.6
Total significant programming and other direct costs of services	222.5	249.2	65.0	349.6	136.8	—	(33.7)	989.4
Personnel and contract labor	201.3	78.8	46.4	164.1	32.0	56.6	—	579.2
Network-related	133.4	52.1	47.9	36.3	39.9	—	(72.4)	237.2
Service-related	70.6	19.3	9.8	119.7	25.3	25.0	(2.5)	267.2
Commercial	42.1	30.1	1.4	54.6	61.4	—	—	189.6
Facility, provision, franchise and other	159.6	64.0	34.3	227.9	88.2	27.8	(1.2)	600.6
Total significant other operating costs and expenses	607.0	244.3	139.8	602.6	246.8	109.4	(76.1)	1,873.8
Total significant expenses	$829.5	$493.5	$204.8	$952.2	$383.6	$109.4	$(109.8)	$2,863.2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31, 2023
	Reportable Segments
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$71.5	$21.4	$—	$112.4	$33.1	$—	$(1.2)	$237.2
Interconnect	75.2	72.2	49.3	93.3	33.1	—	(20.6)	302.5
Equipment	49.0	41.6	0.6	179.6	49.8	—	—	320.6
Other direct costs	34.0	117.8	18.8	2.1	4.2	—	(16.8)	160.1
Total significant programming and other direct costs of services	229.7	253.0	68.7	387.4	120.2	—	(38.6)	1,020.4
Personnel and contract labor	202.5	81.7	45.0	154.9	32.2	41.4	(0.1)	557.6
Network-related	135.9	53.9	45.7	52.5	39.1	—	(68.1)	259.0
Service-related	76.5	17.2	6.1	79.5	25.1	23.2	—	227.6
Commercial	46.1	25.5	1.7	51.2	56.5	—	0.1	181.1
Facility, provision, franchise and other	149.4	83.6	24.6	206.7	71.7	32.4	(4.6)	563.8
Total significant other operating costs and expenses	610.4	261.9	123.1	544.8	224.6	97.0	(72.7)	1,789.1
Total significant expenses	$840.1	$514.9	$191.8	$932.2	$344.8	$97.0	$(111.3)	$2,809.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31, 2022
	Reportable Segments
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	VTR	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$85.9	$18.5	$—	$109.7	$33.9	$113.5	$—	$(1.2)	$360.3
Interconnect	119.8	63.8	45.6	84.3	32.8	21.9	—	(17.9)	350.3
Equipment	42.5	38.2	0.7	246.3	39.9	2.2	—	—	369.8
Other direct costs	42.4	86.9	13.7	2.1	—	1.0	—	(16.0)	130.1
Total significant programming and other direct costs of services	290.6	207.4	60.0	442.4	106.6	138.6	—	(35.1)	1,210.5
Personnel and contract labor	204.6	77.6	43.6	162.2	27.5	41.8	40.5	(0.1)	597.7
Network-related	142.4	47.8	43.3	51.7	33.2	55.7	0.7	(63.4)	311.4
Service-related	72.7	15.1	4.5	46.1	23.1	24.0	25.3	—	210.8
Commercial	45.7	27.2	1.4	46.5	53.0	52.2	—	—	226.0
Facility, provision, franchise and other	145.6	78.8	21.7	183.9	63.2	22.7	27.6	(1.2)	542.3
Total significant other operating costs and expenses	611.0	246.5	114.5	490.4	200.0	196.4	94.1	(64.7)	1,888.2
Total significant expenses	$901.6	$453.9	$174.5	$932.8	$306.6	$335.0	$94.1	$(99.8)	$3,098.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

(19)     Parent Company Financial Information

	December 31,
	2024	2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$27.9
Other receivables – related-party	255.4	199.4
Prepaid expenses	1.0	1.0
Other current assets	0.2	0.2
Total current assets	267.0	228.5

Investments in consolidated subsidiaries	949.8	1,850.9
Total assets	$1,216.8	$2,079.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party liabilities	$92.7	$99.7
Current portion of debt and finance lease obligations	—	214.7
Other accrued and current liabilities	3.1	1.5
Total current liabilities	95.8	315.9

Total liabilities	95.8	315.9

Shareholders’ equity:
Class A, $0.01 par value; 500.0 million shares authorized; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024; 52.6 million and 40.8 million shares issued and outstanding, respectively, at December 31, 2023	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at December 31, 2024 and 2.2 million shares issued and outstanding at December 31, 2023	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024; 189.6 million and 161.7 million shares issued and outstanding, respectively, at December 31, 2023	1.9	1.9
Treasury shares, at cost; 51.8 million and 39.6 million shares, respectively	(444.1)	(361.2)
Additional paid-in capital	5,315.6	5,262.0
Accumulated deficit	(3,598.7)	(2,941.7)
Accumulated other comprehensive loss, net of taxes	(154.2)	(198.0)
Total shareholders’ equity	1,121.0	1,763.5
Total liabilities and shareholders’ equity	$1,216.8	$2,079.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31,
	2024	2023	2022
	in millions
Operating costs and expenses:
Other operating costs and expenses	$5.6	$19.0	$12.4
Related-party charges and other operating items, net	24.0	19.4	29.3
Operating loss	(29.6)	(38.4)	(41.7)
Non-operating expense:
Interest expense	(6.0)	(20.2)	(24.8)
Realized and unrealized losses on derivatives instruments, net	(1.4)	—	—
Gains (losses) on debt extinguishments, net .	(0.3)	0.9	—
Other income (expense), net	1.3	0.6	(9.6)
	(6.4)	(18.7)	(34.4)
Loss before equity in losses of consolidated subsidiaries	(36.0)	(57.1)	(76.1)
Equity in losses of consolidated subsidiaries, net	(621.0)	(16.5)	(94.6)
Net loss	$(657.0)	$(73.6)	$(170.7)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2024, 2023 and 2022

	Year ended December 31,
	2024	2023	2022
	in millions
Cash flows from operating activities:
Net loss	$(657.0)	$(73.6)	$(170.7)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in losses of consolidated subsidiaries, net	621.0	16.5	94.6
Share-based compensation and other Employee Incentive Plan-related expense	(1.7)	10.7	3.9
Loss (gain) on debt extinguishments, net	0.3	(0.9)	—
Amortization of debt financing costs	4.2	13.9	16.8
Realized and unrealized losses on derivative instruments, net	1.4	—	—
Changes in operating assets and liabilities	7.0	53.1	92.3
Net cash provided (used) by operating activities	(24.8)	19.7	36.9

Cash flows from investing activities:
Distribution and repayments from consolidated subsidiaries, net	323.7	277.3	53.5
Net cash provided by investing activities	323.7	277.3	53.5

Cash flows from financing activities:
Borrowings of related-party debt	—	—	30.0
Payments of principal amounts of debt and finance lease obligations	(219.2)	(173.0)	—
Repurchase of Liberty Latin America common shares	(82.9)	(118.3)	(170.4)
Capped call premium payment	(14.6)	—	—
Other financing activities, net	0.3	(1.3)	0.9
Net cash used by financing activities	(316.4)	(292.6)	(139.5)

Net increase (decrease) in cash, cash equivalents and restricted cash	(17.5)	4.4	(49.1)

Cash, cash equivalents and restricted cash:
Beginning of year	27.9	23.5	72.6
End of year	$10.4	$27.9	$23.5

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2025.

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
We intend to file our definitive proxy statement for our 2025 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2025.
III-1

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)    FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-36 of this Annual Report on Form 10-K.
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
4.4
Indenture, dated October 3, 2024, between Sable International Finance Limited, C&W Senior Secured Parent Limited and U.S. Bank Trust Company, National Association relating to Sable International Finance Limited’s 7.125% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 6, 2024 (File No. 001-38335) (the November 2024 10-Q)).#

4.5
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Liberty Latin America’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 19, 2020 (File No. 001-38335)).

4.6
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

4.7	Indenture dated February 11, 2025 and entered into between, among others, C&W Senior Finance Limited and The Bank of New York Mellon, London Branch.*#
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
10.19
Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 6, 2019 (File No. 001-38335)).+

10.20
Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 (File No. 001-38335)).+

10.21
Employment Agreement, effective as of April 18, 2022, between Liberty Latin America Ltd. and Aamir Hussain (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.22
Form of Share Appreciation Rights Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.23
Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.24
Additional Facility Joinder Agreement dated January 24, 2020 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-38335) (the January 2020 8-K)).

10.25
Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 (File No. 001-38335)).+

10.26
Additional Facility Joinder Agreement dated March 25, 2021 and entered into between, among others, LCPR Loan Financing LLC, LCPR Senior Secured Financing Designated Activity Company, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the May 2021 10-Q).

10.27
Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 4, 2021 (File No. 001-38335) (the August 2021 10-Q)).+

10.28
Form of Performance Share Appreciation Rights Agreement (Phoenix) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the August 2021 10-Q).+

10.29
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

10.30
Extension Amendment, dated as of September 23, 2021, and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.31 to the 2021 10-K).#

10.31
Employment Agreement, effective as of July 16, 2021, between Liberty Latin America Ltd. and Rocio Lorenzo (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022 (File No. 001-38335)).+

10.32
Amended and Restated Employment Agreement, made and effective as of July 28, 2022, by and among Liberty Latin America Ltd., LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 8, 2022 (File No. 001-38335) (the November 2022 10-Q)).+#

10.33
2022 Unrestricted Share Award and Performance Share Unit Agreement, made as of July 28, 2022, by and between Liberty Latin America Ltd. and Balan Nair under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to the November 2022 10-Q).+

10.34
First Amendment to The Liberty Latin America Ltd. Director Deferred Compensation Plan. (incorporated by reference to Exhibit 10.35 to Liberty Latin America Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 (File No. 001-38335)).+

10.35
Form of Amended and Restated Credit Agreement, dated as of January 24, 2020 (as amended by the 2021 Extension Amendment dated as of September 23, 2021, the Term B-6 Joinder dated as of September 23, 2021, the 2023 Amendment dated as of May 22, 2023 and the 2024 Extension Amendment dated as of September 28, 2024) and entered into between, among others, C&W Senior Secured Parent Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to the November 2024 10-Q).#

10.36
Amendment to Liberty Latin America 2018 Incentive Plan and Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024 (File No. 001-38335)).+

10.37
Form of Letter Amendment to 2022 Unrestricted Share Award and Performance Share Unit Award Agreement, dated March 12, 2024, by and between Liberty Latin America Ltd. and Balan Nair (incorporated by reference to Exhibit 10.1 to Liberty Latin America Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 7, 2024 (File No. 001-383335) (the May 2024 10-Q)).+

10.38	Summary of Compensation Terms for Senior Vice President, General Manager of Cable & Wireless Panama, effective January 22, 2024 (incorporated by reference to Exhibit 10.2 to the May 2024 10-Q).+
10.39
Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the May 2024 10-Q).+

10.40
Form of Restricted Share Units Agreement with executive officers (other than CEO) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.4 to the May 2024 10-Q).+

10.41	Additional Facility Joinder Agreement dated January 29, 2025 and entered into between, among others, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*#
10.42	Amendment Agreement dated January 29, 2025 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia*#
19	Liberty Latin America Ltd. Insider Trading Policy.*
21	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
97	Liberty Latin America Policy for the Recovery of Erroneously Awarded Compensation (As Amended and Restated on March 12, 2024).+*
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
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

LIBERTY LATIN AMERICA LTD.

Dated:	February 19, 2025	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 19, 2025
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 19, 2025
Balan Nair	(Principal Executive Officer)

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 19, 2025
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 19, 2025
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 19, 2025
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 19, 2025
Paul A. Gould

/s/ ROBERTA S. JACOBSON	Director	February 19, 2025
Roberta S. Jacobson

/s/ BRENDAN PADDICK	Director	February 19, 2025
Brendan Paddick

/s/ DANIEL SANCHEZ	Director	February 19, 2025
Daniel Sanchez

/s/ ERIC L. ZINTERHOFER	Director	February 19, 2025
Eric L. Zinterhofer

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 19, 2025
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 19, 2025
Brian Zook	(Principal Accounting Officer)