Form 10-Q
period 2025-03-31
Liberty Latin America Ltd.
filed 2025-05-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2025 was: 39.0 million Class A; 2.4 million Class B; and 158.5 million Class C.

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

2024 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2024
2027 C&W RCF	The $156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which is due January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited (redeemed during 2024)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	The $460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which is due April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries

GLOSSARY OF DEFINED TERMS – (Continued)

C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2033 C&W Senior Notes; and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W which comprises two tranches: (i) 2027 C&W RCF and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1,530 million principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
Convertible Notes	2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)
Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
Costa Rica Transactions	Pending transactions with (i) Millicom to combine our respective operations in Costa Rica that is expected to be completed during the second half of 2025 and (ii) the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire additional equity in Liberty Costa Rica for cash consideration
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
Directors	Members of Liberty Latin America’s board of directors
DTH	Direct-to-home
EchoStar	EchoStar Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar

GLOSSARY OF DEFINED TERMS – (Continued)

LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Servicios
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Servicios and Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica and its subsidiary
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
NTIA	National Telecommunications and Information Administration
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission

GLOSSARY OF DEFINED TERMS – (Continued)

Share Repurchase Programs	Programs approved by our Directors from time to time, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2025	December 31, 2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$575.5	$654.3
Trade receivables, net	679.0	704.3
Prepaid expenses	109.4	79.8
Current derivative assets	67.4	81.3
Current notes receivable, net	127.0	109.6
Current contract assets	100.7	105.8
Other current assets, net	400.8	396.4
Total current assets	2,059.8	2,131.5

Goodwill	2,990.7	2,981.0
Property and equipment, net	3,988.8	4,062.4
Intangible assets not subject to amortization	1,813.3	1,813.3
Intangible assets subject to amortization, net	387.9	414.3
Other assets, net	1,357.0	1,397.5
Total assets	$12,597.5	$12,800.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2025	December 31, 2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$330.9	$441.9
Current portion of deferred revenue	108.0	116.3
Current portion of debt and finance lease obligations	539.2	465.7
Accrued interest	133.0	134.7
Accrued payroll and employee benefits	77.3	95.8
Current derivative liabilities	44.2	48.6
Current portion of operating lease liabilities	90.3	87.5
Other accrued and current liabilities	590.4	653.4
Total current liabilities	1,913.3	2,043.9
Long-term debt and finance lease obligations	7,633.8	7,614.5
Deferred tax liabilities	570.2	580.3
Deferred revenue	85.8	88.0
Other long-term liabilities	868.7	847.3
Total liabilities	11,071.8	11,174.0

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 54.7 million and 39.0 million shares issued and outstanding, respectively, at March 31, 2025; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at each period.	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 194.5 million and 158.4 million shares issued and outstanding, respectively, at March 31, 2025; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 51.8 million shares at each period.	(444.1)	(444.1)
Additional paid-in capital	5,338.5	5,315.6
Accumulated deficit	(3,735.1)	(3,598.7)
Accumulated other comprehensive loss, net of taxes	(139.9)	(154.2)
Total Liberty Latin America shareholders	1,021.8	1,121.0
Noncontrolling interests	503.9	505.0
Total equity	1,525.7	1,626.0
Total liabilities and equity	$12,597.5	$12,800.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions, except per share amounts

Revenue	$1,083.5	$1,099.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	232.6	240.2
Other operating costs and expenses	478.3	512.0
Depreciation and amortization	228.8	247.8
Impairment, restructuring and other operating items, net	15.7	6.6
	955.4	1,006.6
Operating income	128.1	92.8
Non-operating expense:
Interest expense	(158.3)	(155.9)
Realized and unrealized gains (losses) on derivative instruments, net	(62.9)	46.4
Foreign currency transaction gains (losses), net	(4.2)	23.3
Losses on debt extinguishments, net	(14.4)	(0.3)
Other expense, net	(5.9)	(1.7)
	(245.7)	(88.2)
Earnings (loss) before income taxes	(117.6)	4.6
Income tax expense	(9.1)	(5.1)
Net loss	(126.7)	(0.5)
Net earnings attributable to noncontrolling interests	(9.7)	—
Net loss attributable to Liberty Latin America shareholders	$(136.4)	$(0.5)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.69)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions

Net loss	$(126.7)	$(0.5)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	15.2	11.2
Reclassification adjustments included in net loss	0.4	0.9
Pension-related adjustments and other, net	(0.8)	(2.2)
Other comprehensive earnings	14.8	9.9
Comprehensive earnings (loss)	(111.9)	9.4
Comprehensive loss (earnings) attributable to noncontrolling interests	(10.2)	0.6
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$(122.1)	$10.0

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

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,598.7)	$(154.2)	$1,121.0	$505.0	$1,626.0
Net loss	—	—	—	—	—	(136.4)	—	(136.4)	9.7	(126.7)
Other comprehensive earnings	—	—	—	—	—	—	14.3	14.3	0.5	14.8
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	22.9	—	—	22.9	—	22.9
Other	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	$0.5	$—	$1.9	$(444.1)	$5,338.5	$(3,735.1)	$(139.9)	$1,021.8	$503.9	$1,525.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions
Cash flows from operating activities:
Net loss	$(126.7)	$(0.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	28.3	27.0
Depreciation and amortization	228.8	247.8
Impairments and other non-cash activity, net	4.2	3.3
Amortization of debt financing costs, premiums and discounts, net	7.0	6.2
Realized and unrealized losses (gains) on derivative instruments, net	62.9	(46.4)
Foreign currency transaction losses (gains), net	4.2	(23.3)
Losses on debt extinguishments, net	14.4	0.3
Deferred income tax benefit	(22.6)	(28.2)
Changes in operating assets and liabilities, net of an acquisition	(175.9)	(162.9)
Net cash provided by operating activities	24.6	23.3

Cash flows from investing activities:
Capital expenditures, net	(96.7)	(109.7)
Other investing activities, net	1.7	(7.2)
Net cash used by investing activities	$(95.0)	$(116.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions
Cash flows from financing activities:
Borrowings of debt	$941.5	$46.1
Payments of principal amounts of debt and finance lease obligations	(879.7)	(211.4)
Repurchase of Liberty Latin America common shares	—	(56.0)
Distributions to noncontrolling interest owners	(29.1)	—
Payment of financing costs and debt redemption premiums	(24.2)	(0.1)
Other financing activities, net	(5.1)	(4.3)
Net cash provided (used) by financing activities	3.4	(225.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.8)	(0.8)

Net decrease in cash, cash equivalents and restricted cash	(78.8)	(320.1)

Cash, cash equivalents and restricted cash:
Beginning of period	670.3	999.8
End of period	$591.5	$679.7

Cash paid for interest	$151.5	$192.0
Net cash paid for taxes	$41.2	$54.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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
Unless otherwise indicated, ownership percentages are calculated as of March 31, 2025.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2024 Form 10-K.
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
March 31, 2025
(unaudited)
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
(3)    Fair Value Measurements
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three months ended March 31, 2025 and 2024, we did not perform any such non-recurring valuations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
(4)    Acquisitions
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
During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of the equity of Liberty Costa Rica for aggregate cash consideration of approximately $84 million, comprising CRC 22 billion ($44 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.
2024 Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments. We paid $95 million on the closing date, September 3, 2024, and will pay $72 million, $45 million and $40 million on September 3 of 2025, 2026 and 2027, respectively. Our deferred payment obligation is recorded at its net present value, of which the current portion is included in other accrued and current liabilities in our condensed consolidated balance sheet and the long-term portion is included in other long-term liabilities in our condensed consolidated balance sheet.
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
i.the impact of estimated costs associated with a transition services agreement;
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
The following unaudited pro forma condensed consolidated operating results give effect to the LPR Acquisition, as if it had been completed as of January 1, 2023:

Three months ended March 31, 2024
in millions

Revenue	$1,109.7
Net loss attributable to Liberty Latin America shareholders	$(2.3)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Balance at beginning of period	$138.8	$91.6
Provision for expected losses, net	22.7	23.8
Write-offs, net of recoveries	(20.1)	(20.2)
Foreign currency translation adjustments	0.7	0.7
Balance at end of period	$142.1	$95.9
(6)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements. With the exception of certain foreign currency forward contracts, we use the fair value method to account for our derivative instruments and do not apply hedge accounting. The reported fair values of our derivative instruments likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities, as we expect that the values realized generally will be based on market conditions at the time of settlement. Changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments in our condensed consolidated statements of operations. For additional information regarding our fair value measurements, see note 3.
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2025			December 31, 2024
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets - interest rate derivative contracts (b)	$67.4	$76.3	$143.7	$81.3	$109.2	$190.5

Liabilities (b):
Interest rate derivative contracts	$33.7	$34.9	$68.6	$38.0	$8.5	$46.5
Foreign currency forward contracts	10.5	0.6	11.1	10.6	—	10.6
Total	$44.2	$35.5	$79.7	$48.6	$8.5	$57.1
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2025	2024
	in millions

Interest rate derivative contracts	$(51.1)	$61.2
Foreign currency forward contracts and other	(3.6)	(7.2)
Weather Derivatives	(8.2)	(7.6)
Total	$(62.9)	$46.4
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Three months ended March 31,
	2025	2024
	in millions

Operating activities	$13.8	$18.5
Investing activities	(0.4)	—
Total	$13.4	$18.5
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2025, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $78 million.
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
March 31, 2025
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2025:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$3,630.0	4.2

Liberty Puerto Rico	$500.0	2.5
(a)Includes forward-starting derivatives instruments and, on certain interest rate swaps, embedded floors of 0%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at March 31, 2025:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

C&W (a)	$2,100.0	0.0

Liberty Puerto Rico	$620.0	0.8
(a)Basis swap contracts matured on April 15, 2025.
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At March 31, 2025, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 2.5 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At March 31, 2025, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 2.5 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2025, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $202 million and CRC 109 billion, respectively, with a weighted average remaining contractual life of 0.7 years.
(7)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions

January 1, 2025	$1,211.6	$617.1	$652.2	$500.1	$2,981.0
Foreign currency translation adjustments	(0.8)	—	1.3	9.2	9.7
March 31, 2025	$1,210.8	$617.1	$653.5	$509.3	$2,990.7
Based on the results of our prior year impairment test, if, among other factors (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill. Any such impairment charges could be significant.
Our accumulated goodwill impairments were $3,300 million as each March 31, 2025 and December 31, 2024.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2025	December 31, 2024
	in millions

Distribution systems	$5,260.2	$5,181.1
Support equipment and buildings	1,286.4	1,292.6
CPE	901.1	948.6
	7,447.7	7,422.3
Accumulated depreciation	(3,789.9)	(3,767.4)
Total depreciable assets	3,657.8	3,654.9
CIP and land	331.0	407.5
Total property and equipment, net	$3,988.8	$4,062.4
During the three months ended March 31, 2025 and 2024, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $38 million and $34 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	March 31, 2025	December 31, 2024
	in millions

Spectrum licenses	$1,271.5	$1,271.5
Cable television franchise rights and other	541.8	541.8
Total	$1,813.3	$1,813.3
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2025	December 31, 2024
	in millions

Customer relationships	$900.9	$898.9
Licenses and other	260.5	259.3
	1,161.4	1,158.2
Accumulated amortization	(773.5)	(743.9)
Total	$387.9	$414.3
(8)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of March 31, 2025, our investment in WOW, including shares and certain loans, totaled $83 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three months ended March 31, 2025 and 2024 were immaterial.
(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended
	March 31,
	2025	2024
	in millions
Operating lease expense:
Operating lease cost	$32.5	$29.8
Short-term lease cost	5.8	6.6
Total operating lease expense	$38.3	$36.4
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	March 31, 2025	December 31, 2024
	in millions

Operating lease right-of-use assets	$482.0	$481.2
Operating lease liabilities:
Current	$90.3	$87.5
Non-current	444.3	450.2
Total operating lease liabilities	$534.6	$537.7

Weighted-average remaining lease term	7.1 years	7.3 years

Weighted-average discount rate	8.1%	8.1%

	Three months ended
	March 31,
	2025	2024
	in millions

Operating cash outflows related to operating leases	$35.6	$33.6
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$8.0	$20.5
(a)Represents non-cash transactions associated with operating leases entered into during the three months ended March 31, 2025 and 2024, respectively.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2025 exchange rates.

Years ending December 31:
2025 (remainder of year)	$95.8
2026	119.1
2027	102.7
2028	93.0
2029	80.1
Thereafter	235.1
Total operating lease liabilities on an undiscounted basis	725.8
Present value discount	(191.2)
Present value of operating lease liabilities	$534.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2025			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

		in millions

C&W Notes	7.93%	—	$—	$1,703.8	$1,707.2	$1,755.0	$1,735.0
C&W Credit Facilities (d)	6.99%	(e)	620.7	2,687.8	2,671.0	2,736.5	2,690.2
LPR Senior Secured Notes	6.08%	—	—	1,582.2	1,709.1	1,981.0	1,981.0
LPR Credit Facilities	8.17%	$122.5	122.5	555.0	598.9	670.0	670.0
LCR Credit Facilities	10.71%	$25.0	25.0	516.5	481.7	485.0	450.0
Vendor financing, Tower Transactions and other (f) (g)	8.00%	—	—	617.7	612.6	617.7	612.6
Total debt before premiums, discounts and deferred financing costs	7.36%		$768.2	$7,663.0	$7,780.5	$8,245.2	$8,138.8
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2025	December 31, 2024
	in millions

Total debt before premiums, discounts and deferred financing costs	$8,245.2	$8,138.8
Premiums, discounts and deferred financing costs, net	(76.5)	(63.2)
Total carrying amount of debt	8,168.7	8,075.6
Finance lease obligations	4.3	4.6
Total debt and finance lease obligations	8,173.0	8,080.2
Less: Current maturities of debt and finance lease obligations	(539.2)	(465.7)
Long-term debt and finance lease obligations	$7,633.8	$7,614.5
(a)Represents the weighted average interest rate in effect at March 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2025, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2025 compliance reporting requirements. At March 31, 2025, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
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
(d)Includes other facilities that are generally repaid in three annual installments.
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets.
(g)Includes $341 million and $328 million at March 31, 2025 and December 31, 2024, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses include $35 million and $32 million for the three months ended March 31, 2025 and 2024, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During the three months ended March 31, 2025 and 2024, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions

2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$44.9	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$29.1	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$30.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$35.0	$—
2024	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$14.0	$—
N/A – Not applicable.
(a)Amounts borrowed are net of original issue discounts, as applicable.
(b)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility. During 2025, an increase and amendment agreement was signed in respect of the extension agreement on the C&W Revolving Credit Facility originally entered into in September 2024. In accordance with this increase and amendment agreement, including certain

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
new commitments that were made available thereunder, a total of $460 million of commitments (i) had their maturity date extended to April 15, 2029, effective upon the refinancing of the C&W Term Loan B-5 Facility, and (ii) will automatically have their maturity date extended to January 31, 2031 upon the occurrence of the refinancing of the C&W Term Loan B-6 Facility.
During the three months ended March 31, 2025 and 2024, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Amount paid	Non-cash component
				in millions

2025	C&W	2027 C&W RCF (a)	100%	$22.6	$—
2025	C&W	2029 C&W RCF (a)	100%	$22.4	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$30.6	$—
2024	C&W	C&W Regional Facilities	100%	$20.0	$—
2024	C&W	CWP Revolving Credit Facility	100%	$10.0	$—
2024	Liberty Latin America	Convertible Notes	(b)	$79.6	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.
(b)In February 2024, we repurchased and cancelled $81 million original principal amount of the Convertible Notes at a weighted average redemption price of 98.7%. In addition, we unwound approximately $102 million of the Convertible Notes Capped Calls for immaterial value on settlement.
Maturities of Debt
Maturities of our debt as of March 31, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2025 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2025 (remainder of year)	$342.5	$93.5	$35.0	$0.7	$471.7
2026	89.9	20.5	—	1.0	111.4
2027	13.3	1,163.0	—	0.5	1,176.8
2028	492.5	620.6	—	—	1,113.1
2029	596.5	820.7	—	—	1,417.2
2030	10.1	0.9	—	—	11.0
Thereafter	3,457.1	36.9	450.0	—	3,944.0
Total debt maturities	5,001.9	2,756.1	485.0	2.2	8,245.2
Premiums, discounts and deferred financing costs, net	(49.0)	(15.6)	(11.9)	—	(76.5)
Total debt	$4,952.9	$2,740.5	$473.1	$2.2	$8,168.7
Current portion	$396.9	$105.7	$35.0	$0.9	$538.5
Non-current portion	$4,556.0	$2,634.8	$438.1	$1.3	$7,630.2
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2025, we have approximately $270 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of three years.
(12)    Equity
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
There were no repurchases of our Class A or C common shares during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased 2 million and 7 million Class A and Class C common shares, respectively. At March 31, 2025, the remaining amount authorized for share repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
(13)    Income Taxes
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
Income tax expense was $9 million and $5 million during the three months ended March 31, 2025 and 2024, respectively. This represents an effective income tax rate of 7.7% and (110.9%) for the three months ended March 31, 2025 and 2024, respectively, including items treated discretely.
For the three months ended March 31, 2025, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments, global minimum tax, and net return-to-provision adjustments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances, permanent tax differences, such as non-taxable income, and changes to uncertain tax positions.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
For the three months ended March 31, 2024, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments, global minimum tax, net return to provision adjustments and changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income.
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended March 31,
	2025	2024
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(136.4)	$(0.5)

Denominator:
Weighted average shares - basic and diluted (a)	197.5	203.6

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.69)	$—
(a)During the three months ended March 31, 2025 and 2024, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at March 31, 2025 and 2024 of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	March 31,
	2025	2024
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	46.3	41.6
Outstanding PSUs and PSARs	8.6	8.6
LTVP and ESPP	8.1	2.3
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	—	6.8
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes during the 2024 period, the Convertible Notes Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During the first quarter of 2024, we unwound a portion of the Convertible Notes Capped Calls in connection with the redemption activity on the Convertible Notes, as further described in note 10.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
(15)    Commitments and Contingencies
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For commitments associated with the LPR Acquisition and the Costa Rica Transactions, see note 4.
Regulatory Issues
We have contingent liabilities related to matters arising in the ordinary course of business, including (i) legal proceedings, (ii) issues involving wage, property, withholding and other tax issues and (iii) disputes over interconnection, programming and copyright fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes. During the first quarter of 2025, we received a claim from a third party with respect to possible overpayments made to us under a transitional services agreement. We are currently unable to estimate a possible loss or range of possible loss associated with this claim.
(16)    Segment Reporting
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
As of March 31, 2025, our operating segments, which are also our reportable segments, are as follows:
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
March 31, 2025
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

	Revenue
	Three months ended March 31,
	2025	2024
	in millions

C&W Caribbean	$363.9	$364.2
C&W Panama	177.0	169.2
Liberty Networks	110.4	108.5
Liberty Puerto Rico	298.4	327.2
Liberty Costa Rica	158.2	152.3
Total reportable segment revenue	1,107.9	1,121.4
Corporate	3.9	5.1
Intersegment eliminations	(28.3)	(27.1)
Consolidated revenue	$1,083.5	$1,099.4

	Adjusted OIBDA
	Three months ended March 31,
	2025	2024
	in millions

C&W Caribbean	$173.3	$150.6
C&W Panama	64.6	56.8
Liberty Networks	57.9	59.2
Liberty Puerto Rico	81.5	69.1
Liberty Costa Rica	58.9	58.3
Total reportable segment Adjusted OIBDA	$436.2	$394.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended March 31,
	2025	2024
	in millions

Total reportable segment Adjusted OIBDA	$436.2	$394.0
Corporate Adjusted OIBDA (a)	(29.6)	(19.8)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(34.0)	(27.0)
Depreciation and amortization	(228.8)	(247.8)
Impairment, restructuring and other operating items, net	(15.7)	(6.6)
Operating income	128.1	92.8
Interest expense	(158.3)	(155.9)
Realized and unrealized gains (losses) on derivative instruments, net	(62.9)	46.4
Foreign currency transaction gains (losses), net	(4.2)	23.3
Losses on debt extinguishments, net	(14.4)	(0.3)
Other expense, net	(5.9)	(1.7)
Earnings (loss) before income taxes	$(117.6)	$4.6
(a)Represents the Adjusted OIBDA of our corporate operations, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended March 31,
	2025	2024
	in millions

Programming and copyright	$57.6	$60.1
Interconnect	66.7	71.9
Equipment	80.6	79.1
Project-related and other	27.7	29.1
Total programming and other direct costs of services	$232.6	$240.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended March 31,
	2025	2024
	in millions

Personnel and contract labor	$147.2	$156.7
Network-related	54.3	63.4
Service-related	60.4	72.7
Commercial	45.6	47.0
Facility, provision, franchise and other	136.8	145.2
Share-based compensation and other Employee Incentive Plan-related expense	34.0	27.0
Total other operating costs and expenses (a)	$478.3	$512.0
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

	Three months ended March 31,
	2025	2024
	in millions

C&W Caribbean	$37.5	$44.3
C&W Panama	14.7	16.6
Liberty Networks	18.4	11.8
Liberty Puerto Rico	28.6	41.0
Liberty Costa Rica	15.2	11.1
Corporate	5.9	10.1
Total property and equipment additions	120.3	134.9
Assets acquired under capital-related vendor financing arrangements	(37.6)	(34.0)
Changes in current liabilities related to capital expenditures and other	14.0	8.8
Total capital expenditures, net	$96.7	$109.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended March 31,
	2025	2024
	in millions

Puerto Rico	$283.5	$313.1
Panama	176.2	168.4
Costa Rica	157.9	152.1
Jamaica	105.3	101.3
Networks & LatAm (a)	87.1	86.2
The Bahamas	48.6	51.3
Trinidad and Tobago	37.4	39.5
Barbados	40.9	40.8
Other (b)	146.6	146.7
Total	$1,083.5	$1,099.4
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)

	Three months ended March 31, 2025
	C&W Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.5	$29.9	$—	$118.0	$33.3	$—	$—	$304.7
Non-subscription revenue	5.4	1.3	—	5.8	9.3	—	—	21.8
Total residential fixed revenue	128.9	31.2	—	123.8	42.6	—	—	326.5
Residential mobile revenue:
Service revenue	89.0	71.2	—	79.0	71.7	—	—	310.9
Interconnect, inbound roaming, equipment sales and other (b)	21.3	15.2	—	45.3	26.1	3.5	—	111.4
Total residential mobile revenue	110.3	86.4	—	124.3	97.8	3.5	—	422.3
Total residential revenue	239.2	117.6	—	248.1	140.4	3.5	—	748.8
B2B revenue (c)	124.7	59.4	110.4	43.7	17.8	0.4	(28.3)	328.1
Other revenue	—	—	—	6.6	—	—	—	6.6
Total	$363.9	$177.0	$110.4	$298.4	$158.2	$3.9	$(28.3)	$1,083.5
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
March 31, 2025
(unaudited)

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
•Network-related expenses, which primarily include costs related to network access, system power, core network and CPE repair, maintenance and test costs;
•Service-related costs, which primarily include professional services, information technology-related services, audit, legal and other services;

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)
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

	Three months ended March 31, 2025
	Reportable Segments
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$15.9	$5.3	$—	$27.4	$9.1	$—	$(0.1)	$57.6
Interconnect	14.4	16.9	13.1	20.8	6.3	—	(4.8)	66.7
Equipment	10.3	14.1	0.1	36.9	19.2	—	—	80.6
Other direct costs	10.9	14.5	4.4	0.8	1.2	—	(4.1)	27.7
Total significant programming and other direct costs of services	51.5	50.8	17.6	85.9	35.8	—	(9.0)	232.6
Personnel and contract labor	48.4	18.4	12.5	39.4	8.4	20.1	—	147.2
Network-related	30.0	12.4	12.7	7.1	10.2	—	(18.1)	54.3
Service-related	17.7	4.6	2.7	23.1	6.1	7.3	(1.1)	60.4
Commercial	8.4	8.9	0.9	11.7	15.7	—	—	45.6
Facility, provision, franchise and other	34.6	17.3	6.1	49.7	23.1	6.1	(0.1)	136.8
Total significant other operating costs and expenses	139.1	61.6	34.9	131.0	63.5	33.5	(19.3)	444.3
Total significant expenses	$190.6	$112.4	$52.5	$216.9	$99.3	$33.5	$(28.3)	$676.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2025
(unaudited)

	Three months ended March 31, 2024
	Reportable Segments
	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$17.4	$5.7	$—	$28.5	$8.7	$—	$(0.2)	$60.1
Interconnect	16.9	16.5	12.2	22.8	8.3	—	(4.8)	71.9
Equipment	11.3	9.0	0.1	42.6	16.1	—	—	79.1
Other direct costs	9.9	17.1	4.3	1.1	0.1	—	(3.4)	29.1
Total significant programming and other direct costs of services	55.5	48.3	16.6	95.0	33.2	—	(8.4)	240.2
Personnel and contract labor	53.3	21.2	12.7	47.3	7.9	13.9	0.4	156.7
Network-related	34.5	13.4	11.0	12.6	10.6	—	(18.7)	63.4
Service-related	17.8	4.4	2.0	38.4	6.5	4.0	(0.4)	72.7
Commercial	10.8	7.0	0.5	13.5	15.2	—	—	47.0
Facility, provision, franchise and other	41.7	18.1	6.5	51.3	20.6	7.0	—	145.2
Total significant other operating costs and expenses	158.1	64.1	32.7	163.1	60.8	24.9	(18.7)	485.0
Total significant expenses	$213.6	$112.4	$49.3	$258.1	$94.0	$24.9	$(27.1)	$725.2

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q.
The following discussion and analysis, which should be read in conjunction with our 2024 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent significant events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2025 and 2024.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of March 31, 2025.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; changes to international trade and tariff policies and related impacts; the recovery by our Puerto Rico operations; the transaction with Millicom to combine our respective Costa Rica operations; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; interest rate risks; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2024 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the countries in which we operate and the results of any tax audits or tax disputes;
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
At March 31, 2025, we (i) owned and operated fixed networks that passed 4,770,500 homes and served 4,007,900 RGUs, comprising 1,835,500 broadband internet subscribers, 1,250,300 fixed-line telephony subscribers and 922,100 video subscribers and (ii) served 6,728,500 mobile subscribers.
In April 2025, the U.S. government announced new and increased tariffs on imported goods from numerous countries. The amounts and effective dates for the tariffs have shifted multiple times and may continue to do so. The tariffs, and the potential responses by other countries to these tariffs increase global economic uncertainty, and may significantly impact the price of certain goods, including mobile handsets, that we acquire in Liberty Puerto Rico. While these developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.
Transactions
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
During August 2024, we also entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of the equity of Liberty Costa Rica for aggregate cash consideration of approximately $84 million, comprising CRC 22 billion ($44 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027.
LPR Acquisition
During November 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments. We paid $95 million on the closing date, September 3, 2024, and will pay $72 million, $45 million and $40 million on September 3 of 2025, 2026 and 2027, respectively.
Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2025 and 2024 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.
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
Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income or loss during the three months ended March 31, 2025, as compared to the corresponding period in 2024.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions

Revenue	$1,083.5	$1,099.4	$(15.9)	$—	$9.5	$(25.4)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	232.6	240.2	(7.6)	—	6.8	(14.4)
Other operating costs and expenses	478.3	512.0	(33.7)	—	2.1	(35.8)
Depreciation and amortization	228.8	247.8	(19.0)	0.1	—	(19.1)
Impairment, restructuring and other operating items, net	15.7	6.6	9.1	—	—	9.1
	955.4	1,006.6	(51.2)	0.1	8.9	(60.2)
Operating income	$128.1	$92.8	$35.3	$(0.1)	$0.6	$34.8
As reflected in the table above, there was an increase to our operating income for the three months ended March 31, 2025, as compared the corresponding period in 2024. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.

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
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2025	2024
	in millions

Operating income	$128.1	$92.8
Share-based compensation and other Employee Incentive Plan-related expense	34.0	27.0
Depreciation and amortization	228.8	247.8
Impairment, restructuring and other operating items, net	15.7	6.6
Consolidated Adjusted OIBDA	$406.6	$374.2
The following table sets forth the organic and non-organic changes in Adjusted OIBDA during the three months ended March 31, 2025, as compared to the corresponding period in 2024:

	C&W Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2024	$150.6	$56.8	$59.2	$69.1	$58.3	$(19.8)	$—	$374.2
Organic changes related to:
Revenue	1.1	7.8	3.3	(38.3)	3.1	(1.2)	(1.2)	(25.4)
Programming and other direct costs	3.7	(2.5)	(1.5)	15.9	(1.8)	—	0.6	14.4
Other operating costs and expenses	18.7	2.5	(2.9)	34.2	(1.7)	(8.6)	0.6	42.8
Non-organic changes related to:
FX	(0.8)	—	(0.2)	—	1.0	—	—	—
An acquisition	—	—	—	0.6	—	—	—	0.6
March 31, 2025	$173.3	$64.6	$57.9	$81.5	$58.9	$(29.6)	$—	$406.6

Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended March 31,
	2025	2024
	%

C&W Caribbean	47.6	41.4
C&W Panama	36.5	33.6
Liberty Networks	52.4	54.6
Liberty Puerto Rico	27.3	21.1
Liberty Costa Rica	37.2	38.3
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs during the three months ended March 31, 2024 of $14 million within our Liberty Puerto Rico segment.
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
The following table sets forth the organic and non-organic changes in revenue by reportable segment during the three months ended March 31, 2025, as compared to the corresponding period in 2024.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions

C&W Caribbean	$363.9	$364.2	$(0.3)	$(1.4)	$—	$1.1
C&W Panama	177.0	169.2	7.8	—	—	7.8
Liberty Networks	110.4	108.5	1.9	(1.4)	—	3.3
Liberty Puerto Rico	298.4	327.2	(28.8)	—	9.5	(38.3)
Liberty Costa Rica	158.2	152.3	5.9	2.8	—	3.1
Corporate	3.9	5.1	(1.2)	—	—	(1.2)
Intersegment eliminations	(28.3)	(27.1)	(1.2)	—	—	(1.2)
Total	$1,083.5	$1,099.4	$(15.9)	$—	$9.5	$(25.4)

C&W Caribbean. C&W Caribbean’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.5	$121.9	$1.6	1
Non-subscription revenue	5.4	7.6	(2.2)	(29)
Total residential fixed revenue	128.9	129.5	(0.6)	—
Residential mobile revenue:
Service revenue	89.0	85.6	3.4	4
Interconnect, inbound roaming, equipment sales and other	21.3	20.4	0.9	4
Total residential mobile revenue	110.3	106.0	4.3	4
Total residential revenue	239.2	235.5	3.7	2
B2B revenue	124.7	128.7	(4.0)	(3)
Total	$363.9	$364.2	$(0.3)	—
The details of the changes in C&W Caribbean’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(2.5)
ARPU (b)	4.5
Decrease in residential fixed non-subscription revenue (c)	(2.2)
Total decrease in residential fixed revenue	(0.2)
Increase in residential mobile service revenue (d)	4.0
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	0.9
Decrease in B2B revenue (e)	(3.6)
Total organic increase	1.1
Impact of FX	(1.4)
Total	$(0.3)
(a)The decrease is due to lower average video, fixed-line telephony and broadband internet RGUs.
(b)The increase is primarily due to higher ARPU from broadband internet services, mainly due to price increases in certain markets.
(c)The decrease is mainly due to lower interconnect revenue attributable to a decline in traffic resulting from the expansion of certain competitors in our markets.
(d)The increase is primarily attributable to the net effect of (i) an increase in prepaid mobile ARPU mainly resulting from price increases in Jamaica during the first quarter of 2024 and 2025, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower average number of prepaid mobile subscribers due in part to fixed-mobile convergence efforts and churn associated with price increases.
(e)The decrease is mainly attributable to lower project-related revenue, primarily in our Cayman Islands market.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$29.9	$30.4	$(0.5)	(2)
Non-subscription revenue	1.3	1.2	0.1	8
Total residential fixed revenue	31.2	31.6	(0.4)	(1)
Residential mobile revenue:
Service revenue	71.2	61.8	9.4	15
Interconnect, inbound roaming, equipment sales and other	15.2	12.7	2.5	20
Total residential mobile revenue	86.4	74.5	11.9	16
Total residential revenue	117.6	106.1	11.5	11
B2B revenue	59.4	63.1	(3.7)	(6)
Total	$177.0	$169.2	$7.8	5
The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.4
ARPU (b)	(1.9)
Increase in residential fixed non-subscription revenue	0.1
Total decrease in residential fixed revenue	(0.4)
Increase in residential mobile service revenue (c)	9.4
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	2.5
Decrease in B2B revenue (e)	(3.7)
Total	$7.8
(a)The increase is primarily due to the net effect of (i) higher average broadband internet RGUs and (ii) lower average video RGUs driven by the shutdown of our DTH business during the first quarter of 2025.
(b)The decrease is primarily due to lower ARPU from fixed-line telephony and video services, mainly driven by higher discounts and the migration of customers to lower ARPU plans.
(c)The increase is primarily due to the (i) higher average postpaid mobile subscribers, driven in part by the addition of customers to our base following the exit of a competitor from our market, and (ii) an increase in prepaid mobile ARPU resulting from higher ARPU packages offered to customers.
(d)The increase is primarily due to higher volumes of handset sales at higher unit prices.
(e)The decrease is primarily due to (i) lower revenue from government-related projects and (ii) lower revenue from mobile services.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended March 31,		Increase
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$32.9	$32.5	$0.4	1
Wholesale revenue	77.5	76.0	1.5	2
Total	$110.4	$108.5	$1.9	2
The details of the changes in Liberty Networks’ revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below (in millions):

Three-month comparison

Increase in enterprise revenue (a)	$1.3
Increase in wholesale revenue (b)	2.0
Total organic increase	3.3
Impact of FX	(1.4)
Total	$1.9
(a)The increase is primarily attributable to the net effect of (i) growth in managed services, (ii) higher B2B connectivity revenue and (iii) lower revenue associated with sales-type leases on CPE.
(b)The increase is primarily due to the net effect of (i) higher lease capacity and inter-segment revenue, (ii) an increase in nonrecurring revenue, driven mostly by equipment and capacity restoration projects, and (iii) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$118.0	$119.8	$(1.8)	(2)
Non-subscription revenue	5.8	5.3	0.5	9
Total residential fixed revenue	123.8	125.1	(1.3)	(1)
Residential mobile revenue:
Service revenue	79.0	93.5	(14.5)	(16)
Interconnect, inbound roaming, equipment sales and other	45.3	44.5	0.8	2
Total residential mobile revenue	124.3	138.0	(13.7)	(10)
Total residential revenue	248.1	263.1	(15.0)	(6)
B2B revenue	43.7	56.0	(12.3)	(22)
Other revenue	6.6	8.1	(1.5)	(19)
Total	$298.4	$327.2	$(28.8)	(9)

The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below (in millions):

Three-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(1.2)
ARPU (b)	(0.6)
Increase in residential fixed non-subscription revenue	0.5
Total decrease in residential fixed revenue	(1.3)
Decrease in residential mobile service revenue (c)	(23.5)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	0.3
Decrease in B2B revenue (e)	(12.3)
Decrease in other revenue (f)	(1.5)
Total organic decrease	(38.3)
Impact of an acquisition	9.5
Total	$(28.8)
(a)The decrease is primarily attributable to lower average video and broadband internet RGUs.
(b)The decrease is primarily due to lower ARPU from broadband internet services.
(c)The decrease is primarily due to the negative impacts from the migration of customers to our mobile network and network challenges in 2024, which caused a decline in the average number of postpaid mobile subscribers and lower postpaid mobile ARPU.
(d)The increase is primarily driven by the net effect of (i) an increase in equipment sales and (ii) lower inbound roaming revenue due to lower traffic.
(e)The decrease is primarily attributable to lower revenue from mobile services due mostly to (i) the negative impacts from the migration of customers to our mobile network in 2024, which caused declines in the average number of mobile subscribers and lower mobile ARPU and (ii) the termination of a government-sponsored program during the second quarter of 2024.
(f)The decrease is primarily driven by the net impact of (i) a decline in the rate of funding beginning in June 2024 related to funds from the FCC that we use to expand and improve our fixed and mobile networks, and (ii) a grant from the NTIA to fund network infrastructure to remote and underserved communities.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.3	$35.4	$(2.1)	(6)
Non-subscription revenue	9.3	9.7	(0.4)	(4)
Total residential fixed revenue	42.6	45.1	(2.5)	(6)
Residential mobile revenue:
Service revenue	71.7	67.8	3.9	6
Interconnect, inbound roaming, equipment sales and other	26.1	23.0	3.1	13
Total residential mobile revenue	97.8	90.8	7.0	8
Total residential revenue	140.4	135.9	4.5	3
B2B revenue	17.8	16.4	1.4	9
Total	$158.2	$152.3	$5.9	4
The details of the changes in Liberty Costa Rica’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.9
ARPU (b)	(4.7)
Decrease in residential fixed non-subscription revenue	(0.5)
Total decrease in residential fixed revenue	(3.3)
Increase in residential mobile service revenue (c)	2.6
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	2.7
Increase in B2B revenue (e)	1.1
Total organic increase	3.1
Impact of FX	2.8
Total	$5.9
(a)The increase is primarily due to higher average broadband internet and video RGUs.
(b)The decrease is primarily attributable to lower ARPU from video services, and, to a lesser extent, lower fixed-line telephony services.
(c)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid and postpaid mobile ARPU.
(d)The increase is primarily attributable to the net effect of (i) higher equipment sales, mainly driven by higher unit prices, (ii) a decrease in interconnect revenue, driven by lower domestic rates, and (iii) higher inbound roaming revenue.
(e)The increase is primarily due to higher project revenue.

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

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:

	2025	2024		FX	An acquisition	Organic
	in millions

Programming and copyright	$57.6	$60.1	$(2.5)	$0.1	$—	$(2.6)
Interconnect	66.7	71.9	(5.2)	(0.2)	4.6	(9.6)
Equipment	80.6	79.1	1.5	0.2	2.2	(0.9)
Project-related and other	27.7	29.1	(1.4)	(0.1)	—	(1.3)
Total programming and other direct costs of services	$232.6	$240.2	$(7.6)	$—	$6.8	$(14.4)
C&W Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our C&W Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Programming and copyright	$15.9	$17.4	$(1.5)	$(0.1)	$(1.4)
Interconnect	14.4	16.9	(2.5)	(0.1)	(2.4)
Equipment	10.3	11.3	(1.0)	(0.1)	(0.9)
Project-related and other	10.9	9.9	1.0	—	1.0
Total programming and other direct costs of services	$51.5	$55.5	$(4.0)	$(0.3)	$(3.7)
•Interconnect: The organic decrease is primarily due to (i) lower rates resulting from the renegotiation of a contract, and (ii) lower rates and volumes across most of our markets.

C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)
	2025	2024
	in millions

Programming and copyright	$5.3	$5.7	$(0.4)
Interconnect	16.9	16.5	0.4
Equipment	14.1	9.0	5.1
Project-related and other	14.5	17.1	(2.6)
Total programming and other direct costs of services	$50.8	$48.3	$2.5
•Equipment: The increase is primarily attributable to (i) higher volumes of handset sales to residential and B2B customers, and (ii) higher unit prices on handset sales to residential customers.
•Project-related and other: The decrease is primarily due to lower government-related projects.
Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended March 31,		Increase	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Interconnect	$13.1	$12.2	$0.9	$(0.2)	$1.1
Equipment	0.1	0.1	—	(0.1)	0.1
Project-related and other	4.4	4.3	0.1	(0.2)	0.3
Total programming and other direct costs of services	$17.6	$16.6	$1.0	$(0.5)	$1.5
•Interconnect: The organic increase is primarily due to higher backhaul expenses.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended March 31,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions

Programming and copyright	$27.4	$28.5	$(1.1)	$—	$(1.1)
Interconnect	20.8	22.8	(2.0)	4.6	(6.6)
Equipment	36.9	42.6	(5.7)	2.2	(7.9)
Project-related and other	0.8	1.1	(0.3)	—	(0.3)
Total programming and other direct costs of services	$85.9	$95.0	$(9.1)	$6.8	$(15.9)
•Interconnect: The organic decrease is primarily due to (i) lower rates resulting from contract negotiations and (ii) lower volumes.

•Equipment: The organic decrease is primarily due to (i) a decrease resulting from inventory adjustments in 2024 related to the migration of mobile customers to our network and (ii) lower handset sales.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Programming and copyright	$9.1	$8.7	$0.4	$0.2	$0.2
Interconnect	6.3	8.3	(2.0)	0.1	(2.1)
Equipment	19.2	16.1	3.1	0.4	2.7
Project-related and other	1.2	0.1	1.1	0.1	1.0
Total programming and other direct costs of services	$35.8	$33.2	$2.6	$0.8	$1.8
•Interconnect: The organic decrease is primarily driven by (i) lower volumes of local traffic and (ii) a decrease in roaming.
•Equipment: The organic increase is primarily due to higher handset costs driven by sales growth and increased unit costs.
•Project-related and other: The organic increase is directly related to the non-recurring B2B projects.
Other operating costs and expenses
Other operating costs and expenses comprise the following cost categories:
•Personnel and contract labor-related costs, which primarily include salary-related and cash bonus expenses, net of capitalizable labor costs, and temporary contract labor costs;
•Network-related expenses, which primarily include costs related to network access, system power, core network and CPE repair, maintenance and test costs;
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

Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions

Personnel and contract labor	$147.2	$156.7	$(9.5)	$(0.4)	$—	$(9.1)
Network-related	54.3	63.4	(9.1)	—	—	(9.1)
Service-related	60.4	72.7	(12.3)	—	1.3	(13.6)
Commercial	45.6	47.0	(1.4)	0.3	0.8	(2.5)
Facility, provision, franchise and other	136.8	145.2	(8.4)	0.1	—	(8.5)
Share-based compensation and other Employee Incentive Plan-related expense	34.0	27.0	7.0	—	—	7.0
Total other operating costs and expenses	$478.3	$512.0	$(33.7)	$—	$2.1	$(35.8)
C&W Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our C&W Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Personnel and contract labor	$48.4	$53.3	$(4.9)	$(0.1)	$(4.8)
Network-related	30.0	34.5	(4.5)	(0.1)	(4.4)
Service-related	17.7	17.8	(0.1)	—	(0.1)
Commercial	8.4	10.8	(2.4)	—	(2.4)
Facility, provision, franchise and other	34.6	41.7	(7.1)	(0.1)	(7.0)
Share-based compensation and other Employee Incentive Plan-related expense	3.9	3.6	0.3	—	0.3
Total other operating costs and expenses	$143.0	$161.7	$(18.7)	$(0.3)	$(18.4)
•Personnel and contract labor: The organic decrease is primarily due to lower headcount.
•Network-related: The organic decrease is primarily due to (i) cost savings initiatives, such as renegotiating contract terms, and (ii) lower power costs in Jamaica driven by a decrease in consumption and rates.
•Commercial: The organic decrease is primarily driven by cost saving initiatives, including renegotiation of contracts and system improvements.
•Facility, provision, franchise and other: The organic decrease is primarily due to (i) lower facility-related costs associated with cost savings initiatives, (ii) lower bad-debt expense and (iii) a decline in travel-related costs.

C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)
	2025	2024
	in millions

Personnel and contract labor	$18.4	$21.2	$(2.8)
Network-related	12.4	13.4	(1.0)
Service-related	4.6	4.4	0.2
Commercial	8.9	7.0	1.9
Facility, provision, franchise and other	17.3	18.1	(0.8)
Share-based compensation and other Employee Incentive Plan-related expense	2.9	3.1	(0.2)
Total other operating costs and expenses	$64.5	$67.2	$(2.7)
•Personnel and contract labor: The decrease is primarily due to (i) a decrease in headcount and (ii) lower commissions.
•Commercial: The increase is primarily due to higher marketing and third-party commissions expense.
•Facility, provision, franchise and other: The decrease is primarily due to lower bad debt expense.
Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Personnel and contract labor	$12.5	$12.7	$(0.2)	$(0.4)	$0.2
Network-related	12.7	11.0	1.7	(0.1)	1.8
Service-related	2.7	2.0	0.7	(0.1)	0.8
Commercial	0.9	0.5	0.4	—	0.4
Facility, provision, franchise and other	6.1	6.5	(0.4)	(0.1)	(0.3)
Share-based compensation and other Employee Incentive Plan-related expense	1.4	1.2	0.2	—	0.2
Total other operating costs and expenses	$36.3	$33.9	$2.4	$(0.7)	$3.1
•Network-related: The organic increase is primarily related to higher repair and maintenance costs.

Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended March 31,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions

Personnel and contract labor	$39.4	$47.3	$(7.9)	$—	$(7.9)
Network-related	7.1	12.6	(5.5)	—	(5.5)
Service-related	23.1	38.4	(15.3)	1.3	(16.6)
Commercial	11.7	13.5	(1.8)	0.8	(2.6)
Facility, provision, franchise and other	49.7	51.3	(1.6)	—	(1.6)
Share-based compensation and other Employee Incentive Plan-related expense	1.6	2.5	(0.9)	—	(0.9)
Total other operating costs and expenses	$132.6	$165.6	$(33.0)	$2.1	$(35.1)
•Personnel and contract labor: The organic decrease is primarily due to lower salaries and related personnel costs, driven by a reduction in headcount associated with restructuring plans.
•Network-related: The organic decrease is primarily due to the termination of a transition service agreement during the first half of 2024.
•Service-related: The organic decrease is primarily due to the recognition of service-related integration costs in 2024 associated with the migration of customers to our mobile network following the AT&T Acquisition.
•Commercial: The organic decrease is primarily driven by lower marketing costs.
•Facility, provision, franchise and other: The organic decrease is primarily driven by (i) a decrease due to the substantial termination of a transition services agreement during the first half of 2024 and (ii) lower lease expense for spectrum following the LPR Acquisition.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions

Personnel and contract labor	$8.4	$7.9	$0.5	$0.1	$0.4
Network-related	10.2	10.6	(0.4)	0.2	(0.6)
Service-related	6.1	6.5	(0.4)	0.1	(0.5)
Commercial	15.7	15.2	0.5	0.3	0.2
Facility, provision, franchise and other	23.1	20.6	2.5	0.3	2.2
Share-based compensation and other Employee Incentive Plan-related expense	0.5	—	0.5	—	0.5
Total other operating costs and expenses	$64.0	$60.8	$3.2	$1.0	$2.2
•Facility, provision, franchise and other: The organic increase is mainly due to (i) higher bad debt expense, (ii) an increase in fines and penalties and (iii) higher lease costs associated with new and existing towers.

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Increase (decrease)
	2025	2024
	in millions

Personnel and contract labor	$20.1	$13.9	$6.2
Service-related	7.3	4.0	3.3
Facility, provision, franchise and other	6.1	7.0	(0.9)
Share-based compensation and other Employee Incentive Plan-related expense	23.7	16.6	7.1
Total other operating costs and expenses	$57.2	$41.5	$15.7
•Personnel and contract labor: The increase is primarily due to (i) higher headcount, (ii) higher bonus-related expense, and (iii) lower capitalized labor.
•Service-related: The increase is primarily due to the higher professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $19 million or 8% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. The decrease is primarily due to customer relationship assets becoming fully amortized in C&W Panama.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2025	2024
	in millions

Impairment charges	$1.5	$1.9
Restructuring charges (a)	9.2	3.5
Other operating items, net	5.0	1.2
Total	$15.7	$6.6
(a)The 2025 amount primarily includes employee severance and termination costs related to reorganization activities at (i) C&W Panama and (ii) Liberty Puerto Rico.
Interest expense
Our interest expense increased $2 million during the three months ended March 31, 2025, as compared to the corresponding period in 2024. The increase is primarily attributable to (i) an increase in our average debt balance and weighted-average interest rate and (ii) the accretion of the net present value discount associated with our deferred payment obligation for the LPR Acquisition.
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

	Three months ended March 31,
	2025	2024
	in millions

Interest rate derivative contracts (a)	$(51.1)	$61.2
Foreign currency forward contracts and other (b)	(3.6)	(7.2)
Weather Derivatives (c)	(8.2)	(7.6)
Total	$(62.9)	$46.4
(a)The gains (losses) during the three months ended March 31, 2025 and 2024 are primarily attributable to changes in interest rates.
(b)The losses during the three months ended March 31, 2025 and 2024 are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
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

	Three months ended March 31,
	2025	2024
	in millions

U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$8.2	$18.6
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(2.8)	3.9
Other (b)	(9.6)	0.8
Total	$(4.2)	$23.3
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
We recognized losses on debt extinguishment, net, of $14 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. The net loss during the three months ended March 31, 2025 is associated with the refinancing activity at C&W. The activity during the 2024 period is associated with the partial repurchase of the Convertible Notes.
For additional information concerning our debt repurchases and repayments, see note 10 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense of $9 million and $5 million during the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments, global minimum tax, and net return-to-provision adjustments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances, permanent tax differences, such as non-taxable income, and changes to uncertain tax positions.
For the three months ended March 31, 2024, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments, global minimum tax, net return to provision adjustments and changes in uncertain tax positions. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances and permanent tax differences, such as non-taxable income.
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended March 31,
	2025	2024
	in millions

Operating income	$128.1	$92.8
Net non-operating expenses	$(245.7)	$(88.2)
Income tax expense	$(9.1)	$(5.1)
Net loss	$(126.7)	$(0.5)
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

Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2025, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2025. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2024 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$10.5
Unrestricted subsidiaries (b)	50.6
Total Liberty Latin America and unrestricted subsidiaries	61.1
Borrowing groups (c):
C&W (d)	482.6
Liberty Puerto Rico	24.7
Liberty Costa Rica	7.1
Total borrowing groups	514.4
Total cash and cash equivalents	$575.5
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
(d)Includes $90 million and $18 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its unrestricted subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii)

acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries, including with respect to Liberty Puerto Rico.
There were no repurchases of our Class A or C common shares during the three months ended March 31, 2025. For additional information regarding our Share Repurchase Programs, see note 12 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2025, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, such as the LPR Acquisition, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups, including with respect to Liberty Puerto Rico. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2025, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2025, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,250 million, including (i) $539 million that is classified as current in our condensed consolidated balance sheet and (ii) $7,665 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2025. Included in the outstanding principal amount of our debt at March 31, 2025 is (i) $341 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $246 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our condensed consolidated financial statements.

The weighted average interest rate in effect at March 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.4%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at March 31, 2025 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.2)%
Liberty Puerto Rico	(0.5)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.9)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.5% at March 31, 2025.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three months ended March 31,
	2025	2024	Change
	in millions

Net cash provided by operating activities	$24.6	$23.3	$1.3
Net cash used by investing activities	(95.0)	(116.9)	21.9
Net cash provided (used) by financing activities	3.4	(225.7)	229.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.8)	(0.8)	(11.0)
Net decrease in cash, cash equivalents and restricted cash	$(78.8)	$(320.1)	$241.3
Operating Activities. The increase in cash provided by operating activities is primarily due to a net effect of (i) an increase associated with lower payments for interest and taxes, (ii) a decrease associated with other working capital-related items, including the impact of higher trade payable payments, and (iii) an increase in Adjusted OIBDA.
Investing Activities. The cash used by investing activities during the three months ended March 31, 2025 and 2024 primarily relates to capital expenditures, net, as further discussed below.

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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Property and equipment additions	$120.3	$134.9
Assets acquired under capital-related vendor financing arrangements	(37.6)	(34.0)
Changes in current liabilities related to capital expenditures and other	14.0	8.8
Capital expenditures, net	$96.7	$109.7
The decrease in our property and equipment additions during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in new build and upgrade and baseline-related additions. During the three months ended March 31, 2025 and 2024, our property and equipment additions represented 11.1% and 12.3% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2025, we received $3 million in cash from financing activities, primarily due to (i) $62 million in net debt borrowings, (ii) $24 million in payments for financing costs and debt redemption premiums, and (iii) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas. During the three months ended March 31, 2024, we used $226 million in cash for financing activities, primarily due to (i) $165 million in net debt repayments, and (ii) $56 million in cash outflows associated with the repurchase of Liberty Latin America common shares.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2025 and 2024, see note 6 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 4 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K.
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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2025	December 31, 2024
Spot rates:
CRC	501.27	510.49
JMD	156.42	155.33

	Three months ended March 31,
	2025	2024
Average rates:
CRC	504.92	514.08
JMD	156.51	154.53
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2025, we paid a fixed or capped rate of interest on 95% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $115 million ($116 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $16 million ($15 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(30.9)	$(65.8)	$(44.0)	$(20.1)	$(1.7)	$(1.7)	$(2.2)	$(166.4)
Other (b)	11.6	1.1	—	—	—	—	—	12.7
Total	$(19.3)	$(64.7)	$(44.0)	$(20.1)	$(1.7)	$(1.7)	$(2.2)	$(153.7)
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
As disclosed in our 2024 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2025.
Management’s Remediation Plans
Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our 2024 Form 10-K. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
•a payroll technology solution was implemented for certain of our segments to standardize and enhance the related processes and controls;
•hired third-party experts to assist with information technology control execution and identify and resolve segregation of duties issues in certain processes; and
•held workshops and trainings to reinforce risk and control concepts and responsibilities for control performers.

PART II - OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 15 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
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
There were no repurchases of our Class A or C common shares during the three months ended March 31, 2025. At March 31, 2025, the remaining amount authorized for repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture dated February 11, 2025 and entered into between, among others, C&W Senior Finance Limited and The Bank of New York Mellon, London Branch (incorporated by reference to Exhibit 4.7 to Liberty Latin America's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 19, 2025 (File No. 001-38355)(the 10-K)).#

10.1
Additional Facility Joinder Agreement dated January 29, 2025 and entered into between, among others, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.41 to the 10-K).#

10.2
Amendment Agreement dated January 29, 2025 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.42 to the 10-K).#

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

LIBERTY LATIN AMERICA LTD.

Dated:	May 7, 2025	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 7, 2025	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer