Form 10-Q
period 2025-06-30
Liberty Latin America Ltd.
filed 2025-08-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2025 was: 39.0 million Class A; 2.4 million Class B; and 158.7 million Class C.

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

2024 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2024
2027 C&W RCF	The $156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which is due January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited (redeemed during 2024)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	The $460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which is due April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business

GLOSSARY OF DEFINED TERMS – (Continued)

C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2033 C&W Senior Notes; and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited and Columbus Communications Jamaica Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W which comprises two tranches: (i) 2027 C&W RCF and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1,510 million principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1,530 million principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
Convertible Notes	2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)
Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
Costa Rica Transactions	Pending transactions with (i) Millicom to combine our respective operations in Costa Rica that is expected to be completed during the first quarter of 2026 and (ii) the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire additional equity in Liberty Costa Rica for cash consideration
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
Directors	Members of Liberty Latin America’s board of directors
DTH	Direct-to-home
EchoStar	EchoStar Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar

GLOSSARY OF DEFINED TERMS – (Continued)

LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; and (iii) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Servicios
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica and its subsidiary
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
NTIA	National Telecommunications and Information Administration
OBBBA	The One Big Beautiful Bill Act
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights

GLOSSARY OF DEFINED TERMS – (Continued)

SEC	U.S. Securities and Exchange Commission
Share Repurchase Programs	Programs approved by our Directors from time to time, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2025	December 31, 2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$514.4	$654.3
Trade receivables, net	699.5	704.3
Prepaid expenses	95.7	79.8
Current derivative assets	65.6	81.3
Current notes receivable, net	134.1	109.6
Current contract assets	98.1	105.8
Other current assets, net	431.7	396.4
Total current assets	2,039.1	2,131.5

Goodwill	2,983.5	2,981.0
Property and equipment, net	3,936.1	4,062.4
Intangible assets not subject to amortization	1,319.1	1,813.3
Intangible assets subject to amortization, net	361.8	414.3
Other assets, net	1,313.3	1,397.5
Total assets	$11,952.9	$12,800.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2025	December 31, 2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$304.4	$441.9
Current portion of deferred revenue	105.5	116.3
Current portion of debt and finance lease obligations	557.3	465.7
Accrued interest	146.6	134.7
Accrued payroll and employee benefits	94.6	95.8
Current portion of derivative liabilities	24.1	48.6
Current portion of operating lease liabilities	92.1	87.5
Other accrued and current liabilities	570.9	653.4
Total current liabilities	1,895.5	2,043.9
Long-term debt and finance lease obligations	7,602.6	7,614.5
Deferred tax liabilities	380.6	580.3
Deferred revenue	82.1	88.0
Other long-term liabilities	870.1	847.3
Total liabilities	10,830.9	11,174.0

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 54.7 million and 39.0 million shares issued and outstanding, respectively, at June 30, 2025; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at each period.	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 194.6 million and 158.5 million shares issued and outstanding, respectively, at June 30, 2025; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 51.8 million shares at each period.	(444.1)	(444.1)
Additional paid-in capital	5,345.6	5,315.6
Accumulated deficit	(4,158.4)	(3,598.7)
Accumulated other comprehensive loss, net of taxes	(137.1)	(154.2)
Total Liberty Latin America shareholders	608.4	1,121.0
Noncontrolling interests	513.6	505.0
Total equity	1,122.0	1,626.0
Total liabilities and equity	$11,952.9	$12,800.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions, except per share amounts

Revenue	$1,086.7	$1,118.0	$2,170.2	$2,217.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	232.4	245.3	465.0	485.5
Other operating costs and expenses	452.6	499.6	930.9	1,011.6
Depreciation and amortization	217.5	236.7	446.3	484.5
Impairment, restructuring and other operating items, net	517.2	25.6	532.9	32.2
	1,419.7	1,007.2	2,375.1	2,013.8
Operating income (loss)	(333.0)	110.8	(204.9)	203.6
Non-operating expense:
Interest expense	(165.4)	(156.2)	(323.7)	(312.1)
Realized and unrealized gains (losses) on derivative instruments, net	(24.7)	23.9	(87.6)	70.3
Foreign currency transaction losses, net	(33.0)	(46.4)	(37.2)	(23.1)
Losses on debt extinguishments, net	—	—	(14.4)	(0.3)
Other expense, net	(14.7)	(4.9)	(20.6)	(6.6)
	(237.8)	(183.6)	(483.5)	(271.8)
Losses before income taxes	(570.8)	(72.8)	(688.4)	(68.2)
Income tax benefit	155.7	35.9	146.6	30.8
Net loss	(415.1)	(36.9)	(541.8)	(37.4)
Net earnings attributable to noncontrolling interests	(8.2)	(5.8)	(17.9)	(5.8)
Net loss attributable to Liberty Latin America shareholders	$(423.3)	$(42.7)	$(559.7)	$(43.2)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(2.12)	$(0.22)	$(2.82)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Net loss	$(415.1)	$(36.9)	$(541.8)	$(37.4)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1.2	(14.3)	16.4	(3.1)
Reclassification adjustments included in net loss	0.8	1.1	1.2	2.0
Pension-related adjustments and other, net	2.3	1.7	1.5	(0.5)
Other comprehensive earnings (loss)	4.3	(11.5)	19.1	(1.6)
Comprehensive loss	(410.8)	(48.4)	(522.7)	(39.0)
Comprehensive earning attributable to noncontrolling interests	(9.7)	(6.9)	(19.9)	(6.3)
Comprehensive loss attributable to Liberty Latin America shareholders	$(420.5)	$(55.3)	$(542.6)	$(45.3)

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

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions

Balance at April 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,338.5	$(3,735.1)	$(139.9)	$1,021.8	$503.9	$1,525.7
Net loss	—	—	—	—	—	(423.3)	—	(423.3)	8.2	(415.1)
Other comprehensive earnings	—	—	—	—	—	—	2.8	2.8	1.5	4.3
Share-based compensation	—	—	—	—	7.1	—	—	7.1	—	7.1
Balance at June 30, 2025	$0.5	$—	$1.9	$(444.1)	$5,345.6	$(4,158.4)	$(137.1)	$608.4	$513.6	$1,122.0

Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,598.7)	$(154.2)	$1,121.0	$505.0	$1,626.0
Net loss	—	—	—	—	—	(559.7)	—	(559.7)	17.9	(541.8)
Other comprehensive earnings	—	—	—	—	—	—	17.1	17.1	2.0	19.1
Noncash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	30.0	—	—	30.0	—	30.0
Other	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	$0.5	$—	$1.9	$(444.1)	$5,345.6	$(4,158.4)	$(137.1)	$608.4	$513.6	$1,122.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2025	2024
	in millions
Cash flows from operating activities:
Net loss	$(541.8)	$(37.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	36.7	38.9
Depreciation and amortization	446.3	484.5
Impairments and other non-cash activity, net	514.4	12.6
Amortization of debt financing costs, premiums and discounts, net	14.6	11.3
Realized and unrealized losses (gains) on derivative instruments, net	87.6	(70.3)
Foreign currency transaction losses, net	37.2	23.1
Losses on debt extinguishments, net	14.4	0.3
Deferred income tax benefit	(205.9)	(82.5)
Changes in operating assets and liabilities, net of an acquisition	(237.7)	(200.3)
Net cash provided by operating activities	165.8	180.2

Cash flows from investing activities:
Capital expenditures, net	(236.0)	(250.2)
Other investing activities, net	(10.9)	(32.2)
Net cash used by investing activities	$(246.9)	$(282.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Six months ended June 30,
	2025	2024
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,219.1	$202.3
Payments of principal amounts of debt and finance lease obligations	(1,191.3)	(384.2)
Repurchase of Liberty Latin America common shares	—	(82.9)
Distributions to noncontrolling interest owners	(29.1)	(10.7)
Payment of financing costs and debt redemption premiums	(26.2)	(0.4)
Other financing activities, net	(4.7)	(4.6)
Net cash used by financing activities	(32.2)	(280.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26.2)	(2.6)

Net decrease in cash, cash equivalents and restricted cash	(139.5)	(385.3)

Cash, cash equivalents and restricted cash:
Beginning of period	670.3	999.8
End of period	$530.8	$614.5

Cash paid for interest	$293.6	$315.4
Net cash paid for taxes	$80.1	$80.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)

(1)    Basis of Presentation
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q for terms used throughout the condensed consolidated financial statements.
General
Liberty Latin America Ltd. is a registered company in Bermuda that primarily includes (i) C&W; (ii) Liberty Communications PR; and (iii) LBT CT Communications, S.A. (a less than wholly-owned entity) and its subsidiaries, which include Liberty Telecomunicaciones. C&W owns less than 100% of certain of its consolidated subsidiaries, including C&W Bahamas, C&W Jamaica and CWP.
We are an international provider of fixed, mobile and subsea telecommunications services. We provide:
A.residential and B2B services in:
i.over 20 countries across Latin America and the Caribbean through two of our reportable segments, Liberty Caribbean and C&W Panama;
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
Unless otherwise indicated, ownership percentages are calculated as of June 30, 2025.
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
June 30, 2025
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three and six months ended June 30, 2025, we performed non-recurring valuations in connection with certain impairment assessments at Liberty Puerto Rico, as further discussed below. During the three and six months ended June 30, 2025 and 2024, we did not perform any non-recurring valuations in connection with acquisition accounting.
Spectrum License Intangible Assets
During the second quarter of 2025, and in response to the cumulative impact of challenges stemming from the migration of customers acquired from AT&T to Liberty Puerto Rico’s mobile network and other various network challenges that impacted these mobile customers, including a slower than expected recovery, we concluded that a trigger event occurred requiring an assessment of the fair value of our spectrum license intangible asset at Liberty Puerto Rico.
We used a market approach for purposes of the quantitative impairment assessment to value our owned spectrum license intangible assets at Liberty Puerto Rico using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. Based on this valuation, the fair value of the owned spectrum assets at Liberty Puerto Rico was less than the respective carrying value, and as a result, we recorded an impairment loss of $494 million during the second quarter of 2025. The impairment is reflected in impairment, restructuring and other operating items, net, in the condensed consolidated statements of operations, the carrying value of which was $777 million after the impairment loss. The impairment loss was driven by the lower fair value, primarily attributed to a result of challenges related to the operationalization of this spectrum.
See note 7 for additional information associated with our impairment charges and our intangible assets.
(4)    Acquisitions
Pending Transactions
Costa Rica Transactions. On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations, and we expect the transaction to be completed during the first quarter of 2026.
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
2024 Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments. We paid $95 million on the closing date, September 3, 2024, and $72 million, $45 million and $40 million will become due on September 3 of 2025, 2026 and 2027, respectively. Our deferred payment obligation is recorded at its net present value, of which the current portion is included in other accrued and current liabilities in our condensed consolidated balance sheet and the long-term portion is included in other long-term liabilities in our condensed consolidated balance sheet.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Supplemental Pro Forma Information
The pro forma financial information set forth in the table below is based on available information and assumptions that we believe are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been had the LPR Acquisition occurred on the date indicated nor should it be considered representative of our future financial condition or results of operations. The pro forma information set forth in the table below includes, as applicable, tax-effected pro forma adjustments primarily related to:
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
The following unaudited pro forma condensed consolidated operating results give effect to the LPR Acquisition, as if it had been completed as of January 1, 2023:

	Three months ended June 30,	Six months ended June 30,
	2024	2024
	in millions
Revenue	$1,127.7	$2,237.4
Net loss attributable to Liberty Latin America shareholders	$41.2	$43.5
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Six months ended June 30,
	2025	2024
	in millions
Balance at beginning of period	$138.8	$91.6
Provision for expected losses, net	49.5	62.0
Write-offs, net of recoveries	(45.2)	(41.6)
Foreign currency translation adjustments	0.5	(0.6)
Balance at end of period	$143.6	$111.4
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2025			December 31, 2024
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets - interest rate derivative contracts (b)	$65.6	$55.1	$120.7	$81.3	$109.2	$190.5

Liabilities (b):
Interest rate derivative contracts	$16.7	$47.2	$63.9	$38.0	$8.5	$46.5
Foreign currency forward contracts	7.4	0.7	8.1	10.6	—	10.6
Total	$24.1	$47.9	$72.0	$48.6	$8.5	$57.1
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
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Interest rate derivative contracts	$(16.8)	$24.7	$(67.9)	$85.9
Foreign currency forward contracts	0.1	6.5	(3.5)	(0.7)
Weather Derivatives	(8.0)	(7.3)	(16.2)	(14.9)
Total	$(24.7)	$23.9	$(87.6)	$70.3
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended June 30,
	2025	2024
	in millions
Operating activities	$13.0	$43.3
Investing activities	(0.9)	(0.5)
Total	$12.1	$42.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2025, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $57 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2025:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years
C&W (a)	$3,630.0	4.0

Liberty Puerto Rico	$500.0	2.3
(a)Includes forward-starting derivative instruments and, on certain interest rate swaps, embedded floors of 0%.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our basis swap contracts at June 30, 2025:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years
C&W	$590.0	0.5

Liberty Puerto Rico	$620.0	0.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Interest Rate Floors
Interest rate floors provide protection against interest rates falling below a pre-set level. At June 30, 2025, our Liberty Puerto Rico borrowing group had an interest rate floor with a total notional amount of $620 million and a remaining contractual life of 2.3 years.
Interest Rate Caps
Interest rate caps provide protection against interest rates rising above a pre-set level. At June 30, 2025, our Liberty Puerto Rico borrowing group had interest rate caps with total notional amounts of $120 million and a remaining weighted average contractual life of 2.3 years.
Foreign Currency Forward Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2025, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $211 million and CRC 113 billion, respectively, with a weighted average remaining contractual life of 0.7 years.
(7)    Long-lived Assets
Impairment
During the second quarter of 2025, we recorded an impairment of $494 million on the spectrum license intangible assets at Liberty Puerto Rico. See further details of our intangible assets not subject to amortization below. For additional information regarding the fair value method and related assumptions used in our impairment assessments, see note 3.
Based on the results of our impairment test over intangible assets not subject to amortization and prior-year impairment test over goodwill, if, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill and intangible assets not subject to amortization. Any such impairment charges could be significant.
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2025	$1,211.6	$617.1	$652.2	$500.1	$2,981.0
Foreign currency translation adjustments	(4.7)	—	2.2	5.0	2.5
June 30, 2025	$1,206.9	$617.1	$654.4	$505.1	$2,983.5
Our accumulated goodwill impairments were $3,300 million at each of June 30, 2025 and December 31, 2024.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2025	December 31, 2024
	in millions
Distribution systems	$5,337.6	$5,181.1
Support equipment and buildings	1,313.1	1,292.6
CPE	934.4	948.6
	7,585.1	7,422.3
Accumulated depreciation	(3,998.1)	(3,767.4)
Total depreciable assets	3,587.0	3,654.9
CIP and land	349.1	407.5
Total property and equipment, net	$3,936.1	$4,062.4
During the six months ended June 30, 2025 and 2024, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $55 million and $72 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	June 30, 2025	December 31, 2024
	in millions

Spectrum licenses	$777.3	$1,271.5
Cable television franchise rights and other	541.8	541.8
Total	$1,319.1	$1,813.3
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2025	December 31, 2024
	in millions
Customer relationships	$614.0	$898.9
Licenses and other	259.0	259.3
	873.0	1,158.2
Accumulated amortization	(511.2)	(743.9)
Total	$361.8	$414.3
(8)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of June 30, 2025, our investment in WOW, including shares and certain loans, totaled $83 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three and six months ended June 30, 2025 and 2024 were immaterial.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Operating lease expense:
Operating lease cost	$34.3	$30.3	$66.8	$60.1
Short-term lease cost	5.6	7.1	11.4	13.7
Total operating lease expense	$39.9	$37.4	$78.2	$73.8
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.
Certain other details of our operating leases are set forth in the tables below:

	June 30, 2025	December 31, 2024
	in millions
Operating lease right-of-use assets	$472.5	$481.2
Operating lease liabilities:
Current	$92.1	$87.5
Non-current	433.9	450.2
Total operating lease liabilities	$526.0	$537.7

Weighted-average remaining lease term	7.0 years	7.3 years

Weighted-average discount rate	8.3%	8.1%

	Six months ended June 30,
	2025	2024
	in millions
Operating cash outflows related to operating leases	$72.0	$71.7
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$24.8	$41.0
(a)Represents non-cash transactions associated with operating leases entered into during the six months ended June 30, 2025 and 2024, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2025 exchange rates.

Years ending December 31:
2025 (remainder of year)	$64.7
2026	122.0
2027	105.6
2028	96.0
2029	82.7
Thereafter	239.7
Total operating lease liabilities on an undiscounted basis	710.7
Present value discount	(184.7)
Present value of operating lease liabilities	$526.0
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2025			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

		in millions
C&W Notes	7.93%	—	$—	$1,772.8	$1,707.2	$1,755.0	$1,735.0
C&W Credit Facilities (d)	6.97%	(e)	584.4	2,717.1	2,671.0	2,742.4	2,690.2
LPR Senior Secured Notes	6.08%	—	—	1,267.5	1,709.1	1,981.0	1,981.0
LPR Credit Facilities	8.16%	$115.5	115.5	438.9	598.9	677.0	670.0
LCR Credit Facilities	10.71%	$25.0	25.0	513.9	481.7	485.0	450.0
Vendor financing, Tower Transactions and other (f) (g)	8.11%	—	—	588.0	612.6	588.0	612.6
Total debt before premiums, discounts and deferred financing costs	7.36%		$724.9	$7,298.2	$7,780.5	$8,228.4	$8,138.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2025	December 31, 2024
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,228.4	$8,138.8
Premiums, discounts and deferred financing costs, net	(72.6)	(63.2)
Total carrying amount of debt	8,155.8	8,075.6
Finance lease obligations	4.1	4.6
Total debt and finance lease obligations	8,159.9	8,080.2
Less: Current maturities of debt and finance lease obligations	(557.3)	(465.7)
Long-term debt and finance lease obligations	$7,602.6	$7,614.5
(a)Represents the weighted average interest rate in effect at June 30, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2025, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2025 compliance reporting requirements. At June 30, 2025, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(g)Includes $319 million and $328 million at June 30, 2025 and December 31, 2024, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses were $81 million for each of the six months ended June 30, 2025 and 2024, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Financing Activity
During the six months ended June 30, 2025 and 2024, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions
2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$82.9	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$141.1	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$110.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$35.0	$—
2024	C&W	C&W Other Facilities	N/A	(c)	6.96%	$22.5	$—
2024	C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$60.0	$—
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$25.0	$—
2024	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$14.0	$—
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
(c)This borrowing is due in three annual installments, the first of which became due in May 2025.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
During the six months ended June 30, 2025 and 2024, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Amount paid	Non-cash component
				in millions

2025	C&W	2027 C&W RCF (a)	100%	$51.5	$—
2025	C&W	2029 C&W RCF (a)	100%	$107.5	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	C&W	C&W Other Facilities	100%	$30.5	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$103.6	$—
2024	C&W	C&W Revolving Credit Facility	100%	$60.0	$—
2024	C&W	C&W Regional Facilities	100%	$20.0	$—
2024	C&W	CWP Revolving Credit Facility	100%	$10.0	$—
2024	C&W	C&W Other Facilities	100%	$23.0	$—
2024	Liberty Costa Rica	LCR Revolving Credit Facility	100%	$14.0	$—
2024	Liberty Latin America	Convertible Notes	(b)	$79.6	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.
(b)In February 2024, we repurchased and cancelled $81 million original principal amount of the Convertible Notes at a weighted average redemption price of 98.7%. In addition, we unwound approximately $102 million of the Convertible Notes Capped Calls for immaterial value on settlement.
Maturities of Debt
Maturities of our debt as of June 30, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2025 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2025 (remainder of year)	$273.5	$84.8	$35.0	$0.5	$393.8
2026	150.7	20.5	—	1.0	172.2
2027	13.2	1,163.0	—	0.5	1,176.7
2028	491.5	620.6	—	—	1,112.1
2029	596.5	820.7	—	—	1,417.2
2030	11.2	5.5	—	—	16.7
Thereafter	3,457.4	32.3	450.0	—	3,939.7
Total debt maturities	4,994.0	2,747.4	485.0	2.0	8,228.4
Premiums, discounts and deferred financing costs, net	(46.8)	(14.3)	(11.5)	—	(72.6)
Total debt	$4,947.2	$2,733.1	$473.5	$2.0	$8,155.8
Current portion	$420.2	$100.5	$35.0	$0.9	$556.6
Non-current portion	$4,527.0	$2,632.6	$438.5	$1.1	$7,599.2
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2025, we have approximately $250 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of three years.
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
There were no repurchases of our Class A or C common shares during the six months ended June 30, 2025. During the six months ended June 30, 2024, we repurchased 4 million and 8 million Class A and Class C common shares, respectively. At June 30, 2025, the remaining amount authorized for share repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
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
Income tax benefit was $156 million and $36 million during the three months ended June 30, 2025 and 2024, respectively, and $147 million and $31 million during the six months ended June 30, 2025 and 2024, respectively. This represents an effective income tax rate of (27.3)% and (49.3)% for the three months ended June 30, 2025 and 2024, respectively, and (21.3%) and (45.2%) for the six months ended June 30, 2025 and 2024, respectively, including items treated discretely.
For the three and six months ended June 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of permanent differences, such as non-taxable income, jurisdictional rate differences and changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of the net increase in valuation allowances, effects of permanent differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments and net return-to-provision adjustments. For the three months ended June 30, 2025, our income tax benefit reflects our estimate of

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
global minimum tax which has been reduced for updated current and forecasted operating results. For the six months ended June 30, 2025, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(423.3)	$(42.7)	$(559.7)	$(43.2)

Denominator:
Weighted average shares - basic and diluted (a)	199.9	197.0	198.7	200.3

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(2.12)	$(0.22)	$(2.82)	$(0.22)
(a)During the three and six months ended June 30, 2025 and 2024, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at June 30, 2025 and 2024 of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	June 30,
	2025	2024
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	46.1	43.2
Outstanding PSUs and PSARs	8.6	8.6
LTVP and ESPP	8.2	4.4
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	—	6.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
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
As of June 30, 2025, our operating segments, which are also our reportable segments, are as follows:
•Liberty Caribbean;
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
June 30, 2025
(unaudited)
strategies to improve operating performance in the different countries in which we operate. A reconciliation of total Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Liberty Caribbean	$366.3	$368.3	$730.2	$732.5
C&W Panama	177.3	197.2	354.3	366.4
Liberty Networks	114.6	119.1	225.0	227.6
Liberty Puerto Rico	301.3	308.6	599.7	635.8
Liberty Costa Rica	151.3	147.2	309.5	299.5
Total reportable segment revenue	1,110.8	1,140.4	2,218.7	2,261.8
Corporate	3.8	5.9	7.7	11.0
Intersegment eliminations	(27.9)	(28.3)	(56.2)	(55.4)
Consolidated revenue	$1,086.7	$1,118.0	$2,170.2	$2,217.4

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Liberty Caribbean	$173.8	$157.0	$347.1	$307.6
C&W Panama	68.6	64.8	133.2	121.6
Liberty Networks	60.8	63.1	118.7	122.3
Liberty Puerto Rico	87.0	71.1	168.5	140.2
Liberty Costa Rica	54.0	53.4	112.9	111.7
Total reportable segment Adjusted OIBDA	$444.2	$409.4	$880.4	$803.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted OIBDA to operating income and to loss before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Total reportable segment Adjusted OIBDA	$444.2	$409.4	$880.4	$803.4
Corporate Adjusted OIBDA (a)	(29.2)	(20.3)	(58.8)	(40.1)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(13.3)	(16.0)	(47.3)	(43.0)
Depreciation and amortization	(217.5)	(236.7)	(446.3)	(484.5)
Impairment, restructuring and other operating items, net	(517.2)	(25.6)	(532.9)	(32.2)
Operating income (loss)	(333.0)	110.8	(204.9)	203.6
Interest expense	(165.4)	(156.2)	(323.7)	(312.1)
Realized and unrealized gains (losses) on derivative instruments, net	(24.7)	23.9	(87.6)	70.3
Foreign currency transaction losses, net	(33.0)	(46.4)	(37.2)	(23.1)
Losses on debt extinguishments, net	—	—	(14.4)	(0.3)
Other expense, net	(14.7)	(4.9)	(20.6)	(6.6)
Losses before income taxes	$(570.8)	$(72.8)	$(688.4)	$(68.2)
(a)Represents the Adjusted OIBDA of our corporate operations, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Programming and copyright	$57.5	$60.4	$115.1	$120.5
Interconnect	66.2	65.9	132.9	137.8
Equipment	83.0	72.4	163.6	151.5
Project-related and other	25.7	46.6	53.4	75.7
Total programming and other direct costs of services	$232.4	$245.3	$465.0	$485.5

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Personnel and contract labor	$140.2	$143.3	$287.4	$300.0
Network-related	55.2	64.2	109.5	127.6
Service-related	60.9	64.4	121.3	137.1
Commercial	44.7	52.9	90.3	99.9
Facility, provision, franchise and other	138.3	158.8	275.1	304.0
Share-based compensation and other Employee Incentive Plan-related expense	13.3	16.0	47.3	43.0
Total other operating costs and expenses (a)	$452.6	$499.6	$930.9	$1,011.6
(a)Amounts represent total other operating costs and expenses as set forth in our condensed consolidated statements of operations. These amounts differ from significant operating costs and expenses reviewed by our CODM, which represent total other operating costs and expenses excluding share-based compensation and other Employee Incentive Plan-related expense.
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

	Six months ended June 30,
	2025	2024
	in millions
Liberty Caribbean	$85.5	$99.4
C&W Panama	35.3	48.0
Liberty Networks	38.5	26.4
Liberty Puerto Rico	66.1	89.9
Liberty Costa Rica	32.5	32.0
Corporate	12.6	18.8
Total property and equipment additions	270.5	314.5
Assets acquired under capital-related vendor financing arrangements	(55.4)	(72.1)
Changes in current liabilities related to capital expenditures and other	20.9	7.8
Total capital expenditures, net	$236.0	$250.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Puerto Rico	$282.2	$292.0	$565.7	$605.1
Panama	176.6	196.6	352.8	365.0
Costa Rica	151.0	146.5	308.9	298.6
Jamaica	104.7	104.0	210.0	205.3
Networks & LatAm (a)	91.5	96.4	178.6	182.6
The Bahamas	49.1	55.6	97.7	106.9
Trinidad and Tobago	37.6	38.6	75.0	78.1
Barbados	41.9	39.6	82.8	80.4
Other (b)	152.1	148.7	298.7	295.4
Total	$1,086.7	$1,118.0	$2,170.2	$2,217.4
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Three months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.7	$29.9	$—	$118.9	$31.9	$—	$—	$304.4
Non-subscription revenue	4.6	1.3	—	5.9	9.8	—	—	21.6
Total residential fixed revenue	128.3	31.2	—	124.8	41.7	—	—	326.0
Residential mobile revenue:
Service revenue	89.4	71.0	—	78.2	72.1	—	—	310.7
Interconnect, inbound roaming, equipment sales and other (b)	19.8	16.1	—	49.5	21.6	3.2	—	110.2
Total residential mobile revenue	109.2	87.1	—	127.7	93.7	3.2	—	420.9
Total residential revenue	237.5	118.3	—	252.5	135.4	3.2	—	746.9
B2B revenue (c)	128.8	59.0	114.6	43.1	15.9	0.6	(27.9)	334.1
Other revenue	—	—	—	5.7	—	—	—	5.7
Total	$366.3	$177.3	$114.6	$301.3	$151.3	$3.8	$(27.9)	$1,086.7
(a)Included in this amount is $23 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $56 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $7 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Three months ended June 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.7	$30.1	$—	$120.4	$34.7	$—	$—	$308.9
Non-subscription revenue	7.1	1.2	—	5.7	7.9	—	(0.8)	21.1
Total residential fixed revenue	130.8	31.3	—	126.1	42.6	—	(0.8)	330.0
Residential mobile revenue:
Service revenue	86.2	67.9	—	78.7	68.5	—	—	301.3
Interconnect, inbound roaming, equipment sales and other (b)	17.9	14.3	—	43.9	19.7	5.7	—	101.5
Total residential mobile revenue	104.1	82.2	—	122.6	88.2	5.7	—	402.8
Total residential revenue	234.9	113.5	—	248.7	130.8	5.7	(0.8)	732.8
B2B revenue (c)	133.4	83.7	119.1	52.6	16.4	0.2	(27.5)	377.9
Other revenue	—	—	—	7.3	—	—	—	7.3
Total	$368.3	$197.2	$119.1	$308.6	$147.2	$5.9	$(28.3)	$1,118.0
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Six months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$247.2	$59.8	$—	$236.9	$65.2	$—	$—	$609.1
Non-subscription revenue	10.0	2.6	—	11.7	19.1	—	—	43.4
Total residential fixed revenue	257.2	62.4	—	248.6	84.3	—	—	652.5
Residential mobile revenue:
Service revenue	178.4	142.2	—	157.2	143.8	—	—	621.6
Interconnect, inbound roaming, equipment sales and other (b)	41.1	31.3	—	94.8	47.7	6.7	—	221.6
Total residential mobile revenue	219.5	173.5	—	252.0	191.5	6.7	—	843.2
Total residential revenue	476.7	235.9	—	500.6	275.8	6.7	—	1,495.7
B2B revenue (c)	253.5	118.4	225.0	86.8	33.7	1.0	(56.2)	662.2
Other revenue	—	—	—	12.3	—	—	—	12.3
Total	$730.2	$354.3	$225.0	$599.7	$309.5	$7.7	$(56.2)	$2,170.2
(a)Included in this amount is $46 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $116 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $13 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Six months ended June 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$245.6	$60.5	$—	$240.2	$70.1	$—	$—	$616.4
Non-subscription revenue	14.7	2.4	—	11.0	17.6	—	(1.5)	44.2
Total residential fixed revenue	260.3	62.9	—	251.2	87.7	—	(1.5)	660.6
Residential mobile revenue:
Service revenue	171.8	129.7	—	172.2	136.3	—	—	610.0
Interconnect, inbound roaming, equipment sales and other (b)	38.3	27.0	—	88.4	42.7	10.6	—	207.0
Total residential mobile revenue	210.1	156.7	—	260.6	179.0	10.6	—	817.0
Total residential revenue	470.4	219.6	—	511.8	266.7	10.6	(1.5)	1,477.6
B2B revenue (c)	262.1	146.8	227.6	108.6	32.8	0.4	(53.9)	724.4
Other revenue	—	—	—	15.4	—	—	—	15.4
Total	$732.5	$366.4	$227.6	$635.8	$299.5	$11.0	$(55.4)	$2,217.4
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
June 30, 2025
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

	Three months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$16.2	$5.1	$—	$26.6	$9.5	$—	$0.1	$57.5
Interconnect	15.6	16.0	13.6	20.2	5.6	—	(4.8)	66.2
Equipment	9.3	16.7	0.2	39.8	17.0	—	—	83.0
Project-related and other	13.0	11.3	4.8	0.5	—	—	(3.9)	25.7
Total programming and other direct costs of services	54.1	49.1	18.6	87.1	32.1	—	(8.6)	232.4
Personnel and contract labor	48.7	17.4	13.3	36.2	8.7	15.1	0.8	140.2
Network-related	30.2	12.2	11.7	10.0	10.2	—	(19.1)	55.2
Service-related	15.3	4.8	2.6	20.9	6.6	11.9	(1.2)	60.9
Commercial	8.6	8.2	0.3	11.7	15.8	—	0.1	44.7
Facility, provision, franchise and other	35.6	17.0	7.3	48.4	23.9	6.0	0.1	138.3
Total significant other operating costs and expenses	138.4	59.6	35.2	127.2	65.2	33.0	(19.3)	439.3
Total significant expenses	$192.5	$108.7	$53.8	$214.3	$97.3	$33.0	$(27.9)	$671.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Three months ended June 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$17.5	$5.7	$—	$27.7	$9.9	$—	$(0.4)	$60.4
Interconnect	16.6	18.6	12.0	15.8	7.1	—	(4.2)	65.9
Equipment	14.0	12.1	0.1	32.2	14.0	—	—	72.4
Project-related and other	10.6	32.8	5.1	1.5	0.4	—	(3.8)	46.6
Total programming and other direct costs of services	58.7	69.2	17.2	77.2	31.4	—	(8.4)	245.3
Personnel and contract labor	49.4	19.7	12.0	41.5	7.9	12.4	0.4	143.3
Network-related	34.5	13.0	12.4	12.0	10.2	—	(17.9)	64.2
Service-related	15.1	5.0	2.3	30.9	6.4	6.3	(1.6)	64.4
Commercial	11.7	9.6	0.6	15.2	15.8	—	—	52.9
Facility, provision, franchise and other	41.9	15.9	11.5	60.7	22.1	7.5	(0.8)	158.8
Total significant other operating costs and expenses	152.6	63.2	38.8	160.3	62.4	26.2	(19.9)	483.6
Total significant expenses	$211.3	$132.4	$56.0	$237.5	$93.8	$26.2	$(28.3)	$728.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Six months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$32.1	$10.4	$—	$54.0	$18.6	$—	$—	$115.1
Interconnect	30.0	32.9	26.7	41.0	11.9	—	(9.6)	132.9
Equipment	19.6	30.8	0.3	76.7	36.2	—	—	163.6
Project-related and other	23.9	25.8	9.2	1.3	1.2	—	(8.0)	53.4
Total programming and other direct costs of services	105.6	99.9	36.2	173.0	67.9	—	(17.6)	465.0
Personnel and contract labor	97.1	35.8	25.8	75.6	17.1	35.2	0.8	287.4
Network-related	60.2	24.6	24.4	17.1	20.4	—	(37.2)	109.5
Service-related	33.0	9.4	5.3	44.0	12.7	19.2	(2.3)	121.3
Commercial	17.0	17.1	1.2	23.4	31.5	—	0.1	90.3
Facility, provision, franchise and other	70.2	34.3	13.4	98.1	47.0	12.1	—	275.1
Total significant other operating costs and expenses	277.5	121.2	70.1	258.2	128.7	66.5	(38.6)	883.6
Total significant expenses	$383.1	$221.1	$106.3	$431.2	$196.6	$66.5	$(56.2)	$1,348.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2025
(unaudited)

	Six months ended June 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$34.9	$11.4	$—	$56.2	$18.6	$—	$(0.6)	$120.5
Interconnect	33.5	35.1	24.2	38.6	15.4	—	(9.0)	137.8
Equipment	25.3	21.1	0.2	74.8	30.1	—	—	151.5
Project-related and other	20.5	49.9	9.4	2.6	0.5	—	(7.2)	75.7
Total programming and other direct costs of services	114.2	117.5	33.8	172.2	64.6	—	(16.8)	485.5
Personnel and contract labor	102.7	40.9	24.7	88.8	15.8	26.3	0.8	300.0
Network-related	69.0	26.4	23.4	24.6	20.8	—	(36.6)	127.6
Service-related	32.9	9.4	4.3	69.3	12.9	10.3	(2.0)	137.1
Commercial	22.5	16.6	1.1	28.7	31.0	—	—	99.9
Facility, provision, franchise and other	83.6	34.0	18.0	112.0	42.7	14.5	(0.8)	304.0
Total significant other operating costs and expenses	310.7	127.3	71.5	323.4	123.2	51.1	(38.6)	968.6
Total significant expenses	$424.9	$244.8	$105.3	$495.6	$187.8	$51.1	$(55.4)	$1,454.1

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2025 and 2024.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of June 30, 2025.
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
(ii)over 20 countries across Latin America and the Caribbean through two of our reportable segments, Liberty Caribbean and C&W Panama;
(iii)Puerto Rico and USVI, through our reportable segment Liberty Puerto Rico; and
(iv)Costa Rica, through our reportable segment Liberty Costa Rica.
B.through our reportable segment Liberty Networks, (i) enterprise services in certain other countries in Latin America and the Caribbean and (ii) wholesale services over our subsea and terrestrial fiber optic cable networks that connect over 30 markets in that region.
At June 30, 2025, we (i) owned and operated fixed networks that passed 4,795,900 homes and served 3,979,400 RGUs, comprising 1,807,300 broadband internet subscribers, 1,253,900 fixed-line telephony subscribers and 918,200 video subscribers and (ii) served 6,643,600 mobile subscribers.
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
Transactions
Costa Rica Transactions
On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations, and we expect the transaction to be completed during the first quarter of 2026.
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
LPR Acquisition
During November 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million will be paid in four annual installments. We paid $95 million on the closing date, September 3, 2024, and $72 million, $45 million and $40 million will become due on September 3 of 2025, 2026 and 2027, respectively.
Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2025 and 2024 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.
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
The amounts presented and discussed below represent 100% of the revenue and expenses of each segment and our corporate operations. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of C&W and Liberty Puerto Rico and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.
We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers would result in increased pressure on our operating margins.
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Revenue	$1,086.7	$1,118.0	$(31.3)	$(1.4)	$9.5	$(39.4)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	232.4	245.3	(12.9)	(0.1)	6.9	(19.7)
Other operating costs and expenses	452.6	499.6	(47.0)	(0.7)	2.6	(48.9)
Depreciation and amortization	217.5	236.7	(19.2)	(0.2)	—	(19.0)
Impairment, restructuring and other operating items, net	517.2	25.6	491.6	—	—	491.6
	1,419.7	1,007.2	412.5	(1.0)	9.5	404.0
Operating income (loss)	$(333.0)	$110.8	$(443.8)	$(0.4)	$—	$(443.4)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Revenue	$2,170.2	$2,217.4	$(47.2)	$(1.4)	$19.0	$(64.8)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	465.0	485.5	(20.5)	(0.1)	13.7	(34.1)
Other operating costs and expenses	930.9	1,011.6	(80.7)	(0.7)	4.7	(84.7)
Depreciation and amortization	446.3	484.5	(38.2)	(0.1)	—	(38.1)
Impairment, restructuring and other operating items, net	532.9	32.2	500.7	—	—	500.7
	2,375.1	2,013.8	361.3	(0.9)	18.4	343.8
Operating income (loss)	$(204.9)	$203.6	$(408.5)	$(0.5)	$0.6	$(408.6)
As reflected in the tables above, we reported operating losses for the three and six months ended June 30, 2025, as compared to operating income for the corresponding periods in 2024. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.
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
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Operating income (loss)	$(333.0)	$110.8	$(204.9)	$203.6
Share-based compensation and other Employee Incentive Plan-related expense	13.3	16.0	47.3	43.0
Depreciation and amortization	217.5	236.7	446.3	484.5
Impairment, restructuring and other operating items, net	517.2	25.6	532.9	32.2
Consolidated Adjusted OIBDA	$415.0	$389.1	$821.6	$763.3

The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2024	$157.0	$64.8	$63.1	$71.1	$53.4	$(20.3)	$—	$389.1
Organic changes related to:
Revenue	—	(19.9)	(3.0)	(16.8)	2.0	(2.1)	0.4	(39.4)
Programming and other direct costs	4.3	20.1	(1.5)	(3.0)	(0.4)	—	0.2	19.7
Other operating costs and expenses	13.5	3.6	2.5	35.7	(1.7)	(6.8)	(0.6)	46.2
Non-organic changes related to:
FX	(1.0)	—	(0.3)	—	0.7	—	—	(0.6)
An acquisition	—	—	—	—	—	—	—	—
June 30, 2025	$173.8	$68.6	$60.8	$87.0	$54.0	$(29.2)	$—	$415.0

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2024	$307.6	$121.6	$122.3	$140.2	$111.7	$(40.1)	$—	$763.3
Organic changes related to:
Revenue	1.1	(12.1)	0.3	(55.1)	5.1	(3.3)	(0.8)	(64.8)
Programming and other direct costs	8.0	17.6	(3.0)	12.9	(2.2)	—	0.8	34.1
Other operating costs and expenses	32.2	6.1	(0.4)	69.9	(3.4)	(15.4)	—	89.0
Non-organic changes related to:
FX	(1.8)	—	(0.5)	—	1.7	—	—	(0.6)
An acquisition	—	—	—	0.6	—	—	—	0.6
June 30, 2025	$347.1	$133.2	$118.7	$168.5	$112.9	$(58.8)	$—	$821.6
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	%
Liberty Caribbean	47.4	42.6	47.5	42.0
C&W Panama	38.7	32.9	37.6	33.2
Liberty Networks	53.1	53.0	52.8	53.7
Liberty Puerto Rico	28.9	23.0	28.1	22.1
Liberty Costa Rica	35.7	36.3	36.5	37.3

Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs during the three and six months ended June 30, 2024 of $3 million and $17 million, respectively, within our Liberty Puerto Rico segment.
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
The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Liberty Caribbean	$366.3	$368.3	$(2.0)	$(2.0)	$—	$—
C&W Panama	177.3	197.2	(19.9)	—	—	(19.9)
Liberty Networks	114.6	119.1	(4.5)	(1.5)	—	(3.0)
Liberty Puerto Rico	301.3	308.6	(7.3)	—	9.5	(16.8)
Liberty Costa Rica	151.3	147.2	4.1	2.1	—	2.0
Corporate	3.8	5.9	(2.1)	—	—	(2.1)
Intersegment eliminations	(27.9)	(28.3)	0.4	—	—	0.4
Total	$1,086.7	$1,118.0	$(31.3)	$(1.4)	$9.5	$(39.4)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Liberty Caribbean	$730.2	$732.5	$(2.3)	$(3.4)	$—	$1.1
C&W Panama	354.3	366.4	(12.1)	—	—	(12.1)
Liberty Networks	225.0	227.6	(2.6)	(2.9)	—	0.3
Liberty Puerto Rico	599.7	635.8	(36.1)	—	19.0	(55.1)
Liberty Costa Rica	309.5	299.5	10.0	4.9	—	5.1
Corporate	7.7	11.0	(3.3)	—	—	(3.3)
Intersegment eliminations	(56.2)	(55.4)	(0.8)	—	—	(0.8)
Total	$2,170.2	$2,217.4	$(47.2)	$(1.4)	$19.0	$(64.8)

Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$123.7	$123.7	$—	—
Non-subscription revenue	4.6	7.1	(2.5)	(35)
Total residential fixed revenue	128.3	130.8	(2.5)	(2)
Residential mobile revenue:
Service revenue	89.4	86.2	3.2	4
Interconnect, inbound roaming, equipment sales and other	19.8	17.9	1.9	11
Total residential mobile revenue	109.2	104.1	5.1	5
Total residential revenue	237.5	234.9	2.6	1
B2B revenue	128.8	133.4	(4.6)	(3)
Total	$366.3	$368.3	$(2.0)	(1)

	Six months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$247.2	$245.6	$1.6	1
Non-subscription revenue	10.0	14.7	(4.7)	(32)
Total residential fixed revenue	257.2	260.3	(3.1)	(1)
Residential mobile revenue:
Service revenue	178.4	171.8	6.6	4
Interconnect, inbound roaming, equipment sales and other	41.1	38.3	2.8	7
Total residential mobile revenue	219.5	210.1	9.4	4
Total residential revenue	476.7	470.4	6.3	1
B2B revenue	253.5	262.1	(8.6)	(3)
Total	$730.2	$732.5	$(2.3)	—

The details of the changes in Liberty Caribbean’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Six-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(2.7)	$(5.3)
ARPU (b)	3.3	7.9
Decrease in residential fixed non-subscription revenue (c)	(2.4)	(4.6)
Total decrease in residential fixed revenue	(1.8)	(2.0)
Increase in residential mobile service revenue (d)	3.7	7.7
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	2.0	2.9
Decrease in B2B revenue (f)	(3.9)	(7.5)
Total organic increase	—	1.1
Impact of FX	(2.0)	(3.4)
Total	$(2.0)	$(2.3)
(a)The decreases are due to lower average video, fixed-line telephony and broadband internet RGUs.
(b)The increases are primarily due to higher ARPU from broadband internet services, mainly due to price increases in certain markets.
(c)The decreases are mainly due to lower interconnect revenue attributable to the expansion of certain competitors in our markets.
(d)The increases are primarily attributable to the net effect of (i) an increase in prepaid mobile ARPU mainly resulting from price increases in Jamaica during the first quarter of 2024 and 2025, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower average number of prepaid mobile subscribers due in part to fixed-mobile convergence efforts and churn associated with price increases.
(e)The increases are primarily due to higher volumes of handset sales and inbound roaming.
(f)The decreases are mainly attributable to the net impact of (i) lower project-related revenue, primarily in our Bahamas and Cayman Islands markets, and (ii) increases in revenue from mobile services due to strong performance in some of our markets.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$29.9	$30.1	$(0.2)	(1)
Non-subscription revenue	1.3	1.2	0.1	8
Total residential fixed revenue	31.2	31.3	(0.1)	—
Residential mobile revenue:
Service revenue	71.0	67.9	3.1	5
Interconnect, inbound roaming, equipment sales and other	16.1	14.3	1.8	13
Total residential mobile revenue	87.1	82.2	4.9	6
Total residential revenue	118.3	113.5	4.8	4
B2B revenue	59.0	83.7	(24.7)	(30)
Total	$177.3	$197.2	$(19.9)	(10)

	Six months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$59.8	$60.5	$(0.7)	(1)
Non-subscription revenue	2.6	2.4	0.2	8
Total residential fixed revenue	62.4	62.9	(0.5)	(1)
Residential mobile revenue:
Service revenue	142.2	129.7	12.5	10
Interconnect, inbound roaming, equipment sales and other	31.3	27.0	4.3	16
Total residential mobile revenue	173.5	156.7	16.8	11
Total residential revenue	235.9	219.6	16.3	7
B2B revenue	118.4	146.8	(28.4)	(19)
Total	$354.3	$366.4	$(12.1)	(3)

The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below::

	Three-month comparison	Six-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.3	$2.9
ARPU (b)	(1.5)	(3.6)
Increase in residential fixed non-subscription revenue	0.1	0.2
Total decrease in residential fixed revenue	(0.1)	(0.5)
Increase in residential mobile service revenue (c)	3.1	12.5
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	1.8	4.3
Decrease in B2B revenue (e)	(24.7)	(28.4)
Total	$(19.9)	$(12.1)
(a)The increases are primarily due to the net effect of higher average broadband internet RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services, mainly due to (i) higher discounts driven by competitive market conditions and (ii) the migration of customers to lower ARPU plans.
(c)The increases are primarily due to the net effect of (i) higher average postpaid and prepaid mobile subscribers, driven in part by the addition of customers to our base following the exit of a competitor from our market during the first quarter of 2024, and (ii) for the six-month comparison, an increase in prepaid mobile ARPU resulting from higher ARPU packages offered to customers. During the three-month comparison, ARPU was negatively impacted by nation-wide protests.
(d)The increases are primarily due to higher volumes of handset sales at higher unit prices.
(e)The decreases are primarily attributable to lower project-related revenue, including delays in certain 2025 projects.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended June 30,		Decrease
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$33.1	$34.2	$(1.1)	(3)
Wholesale revenue	81.5	84.9	(3.4)	(4)
Total	$114.6	$119.1	$(4.5)	(4)

	Six months ended June 30,		Decrease
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$66.0	$66.7	$(0.7)	(1)
Wholesale revenue	159.0	160.9	(1.9)	(1)
Total	$225.0	$227.6	$(2.6)	(1)
The details of the changes in Liberty Networks’ revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Six-month comparison
	in millions
Increase (decrease) in enterprise revenue (a)	$(0.2)	$1.1
Decrease in wholesale revenue (b)	(2.8)	(0.8)
Total organic increase (decrease)	(3.0)	0.3
Impact of FX	(1.5)	(2.9)
Total	$(4.5)	$(2.6)
(a)The changes are primarily attributable to the net effect of (i) lower revenue associated with sales-type leases on CPE, (ii) growth in managed services and (iii) higher B2B connectivity revenue.
(b)The decreases are primarily due to the net effect of (i) lower revenue associated with the recognition of deferred revenue and penalties upon the termination of a prepaid capacity contract during the second quarter of 2024, (ii) higher lease capacity and inter-segment revenue, (iii) lower amortized prepaid capacity and operating and maintenance revenue driven by the cancellation of prepaid capacity contracts in prior periods and (iv) an increase in nonrecurring revenue, driven mostly by equipment and capacity restoration projects.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$118.9	$120.4	$(1.5)	(1)
Non-subscription revenue	5.9	5.7	0.2	4
Total residential fixed revenue	124.8	126.1	(1.3)	(1)
Residential mobile revenue:
Service revenue	78.2	78.7	(0.5)	(1)
Interconnect, inbound roaming, equipment sales and other	49.5	43.9	5.6	13
Total residential mobile revenue	127.7	122.6	5.1	4
Total residential revenue	252.5	248.7	3.8	2
B2B revenue	43.1	52.6	(9.5)	(18)
Other revenue	5.7	7.3	(1.6)	(22)
Total	$301.3	$308.6	$(7.3)	(2)

	Six months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$236.9	$240.2	$(3.3)	(1)
Non-subscription revenue	11.7	11.0	0.7	6
Total residential fixed revenue	248.6	251.2	(2.6)	(1)
Residential mobile revenue:
Service revenue	157.2	172.2	(15.0)	(9)
Interconnect, inbound roaming, equipment sales and other	94.8	88.4	6.4	7
Total residential mobile revenue	252.0	260.6	(8.6)	(3)
Total residential revenue	500.6	511.8	(11.2)	(2)
B2B revenue	86.8	108.6	(21.8)	(20)
Other revenue	12.3	15.4	(3.1)	(20)
Total	$599.7	$635.8	$(36.1)	(6)

The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Six-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(3.0)	$(4.9)
ARPU (b)	1.5	1.6
Increase in residential fixed non-subscription revenue	0.2	0.7
Total decrease in residential fixed revenue	(1.3)	(2.6)
Decrease in residential mobile service revenue (c)	(9.5)	(33.0)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	5.1	5.4
Decrease in B2B revenue (e)	(9.5)	(21.8)
Decrease in other revenue (f)	(1.6)	(3.1)
Total organic decrease	(16.8)	(55.1)
Impact of an acquisition	9.5	19.0
Total	$(7.3)	$(36.1)
(a)The decreases are primarily attributable to lower average broadband internet RGUs, driven in part by the termination of a government-sponsored program during the second quarter of 2024, and to a lessor extent, lower average video RGUs.
(b)The increases are primarily due to higher ARPU from broadband internet and video services, mainly due to price increases.
(c)The decreases are primarily due to the negative impacts from the migration of customers to our mobile network and network challenges in 2024, which caused a decline in the average number of postpaid mobile subscribers and, for the six-month comparison, lower postpaid mobile ARPU.
(d)The increases are primarily driven by (i) equipment sales and (ii) inbound roaming revenue.
(e)The decreases are primarily attributable to lower revenue from mobile services due mostly to (i) the negative impacts from the migration of customers to our mobile network in 2024, which caused declines in the average number of mobile subscribers and lower mobile ARPU, and (ii) for the six-month comparison, the termination of a government-sponsored program at the start of the second quarter of 2024.
(f)The decreases are primarily driven by the net impact of (i) declines in the rate of funding beginning in June 2024 related to funds from the FCC that we use to expand and improve our fixed and mobile networks and (ii) a grant from the NTIA to fund network infrastructure to remote and underserved communities.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$31.9	$34.7	$(2.8)	(8)
Non-subscription revenue	9.8	7.9	1.9	24
Total residential fixed revenue	41.7	42.6	(0.9)	(2)
Residential mobile revenue:
Service revenue	72.1	68.5	3.6	5
Interconnect, inbound roaming, equipment sales and other	21.6	19.7	1.9	10
Total residential mobile revenue	93.7	88.2	5.5	6
Total residential revenue	135.4	130.8	4.6	4
B2B revenue	15.9	16.4	(0.5)	(3)
Total	$151.3	$147.2	$4.1	3

	Six months ended June 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$65.2	$70.1	$(4.9)	(7)
Non-subscription revenue	19.1	17.6	1.5	9
Total residential fixed revenue	84.3	87.7	(3.4)	(4)
Residential mobile revenue:
Service revenue	143.8	136.3	7.5	6
Interconnect, inbound roaming, equipment sales and other	47.7	42.7	5.0	12
Total residential mobile revenue	191.5	179.0	12.5	7
Total residential revenue	275.8	266.7	9.1	3
B2B revenue	33.7	32.8	0.9	3
Total	$309.5	$299.5	$10.0	3

The details of the changes in Liberty Costa Rica’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Six-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.9	$3.9
ARPU (b)	(5.0)	(9.8)
Increase in residential fixed non-subscription revenue	1.6	1.1
Total decrease in residential fixed revenue	(1.5)	(4.8)
Increase in residential mobile service revenue (c)	2.7	5.3
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	1.6	4.3
Increase (decrease) in B2B revenue	(0.8)	0.3
Total organic increase	2.0	5.1
Impact of FX	2.1	4.9
Total	$4.1	$10.0
(a)The increases are primarily due to higher average broadband internet and video RGUs.
(b)The decreases are primarily attributable to lower ARPU from video services and, to a lesser extent, lower broadband internet.
(c)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid and postpaid mobile ARPU.
(d)The increases are primarily attributable to the net effect of (i) higher equipment sales, mainly driven by higher volumes, and (ii) a decrease in interconnect revenue, driven by lower local traffic.
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

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Programming and copyright	$57.5	$60.4	$(2.9)	$0.1	$—	$(3.0)
Interconnect	66.2	65.9	0.3	(0.1)	4.6	(4.2)
Equipment	83.0	72.4	10.6	0.3	2.3	8.0
Project-related and other	25.7	46.6	(20.9)	(0.4)	—	(20.5)
Total programming and other direct costs of services	$232.4	$245.3	$(12.9)	$(0.1)	$6.9	$(19.7)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Programming and copyright	$115.1	$120.5	$(5.4)	$0.2	$—	$(5.6)
Interconnect	132.9	137.8	(4.9)	(0.3)	9.2	(13.8)
Equipment	163.6	151.5	12.1	0.5	4.5	7.1
Project-related and other	53.4	75.7	(22.3)	(0.5)	—	(21.8)
Total programming and other direct costs of services	$465.0	$485.5	$(20.5)	$(0.1)	$13.7	$(34.1)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$16.2	$17.5	$(1.3)	$—	$(1.3)
Interconnect	15.6	16.6	(1.0)	(0.1)	(0.9)
Equipment	9.3	14.0	(4.7)	—	(4.7)
Project-related and other	13.0	10.6	2.4	(0.2)	2.6
Total programming and other direct costs of services	$54.1	$58.7	$(4.6)	$(0.3)	$(4.3)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$32.1	$34.9	$(2.8)	$(0.1)	$(2.7)
Interconnect	30.0	33.5	(3.5)	(0.2)	(3.3)
Equipment	19.6	25.3	(5.7)	(0.1)	(5.6)
Project-related and other	23.9	20.5	3.4	(0.2)	3.6
Total programming and other direct costs of services	$105.6	$114.2	$(8.6)	$(0.6)	$(8.0)
•Programming and copyright: The organic decreases are mainly due to (i) lower video subscribers and (ii) the lower rates resulting from the renegotiation of certain content agreements.
•Interconnect: The organic decreases are primarily due to (i) lower rates, including the renegotiation of a contract, and (ii) lower overall volumes of traffic.
•Equipment: The organic decreases are mainly due to (i) lower handset costs and (ii) lower B2B project-related equipment costs.
•Project-related and other: The organic increases are due to in large part to higher costs associated with incentives to customers in an effort to drive fixed-mobile convergence.

C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Programming and copyright	$5.1	$5.7	$(0.6)
Interconnect	16.0	18.6	(2.6)
Equipment	16.7	12.1	4.6
Project-related and other	11.3	32.8	(21.5)
Total programming and other direct costs of services	$49.1	$69.2	$(20.1)

	Six months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Programming and copyright	$10.4	$11.4	$(1.0)
Interconnect	32.9	35.1	(2.2)
Equipment	30.8	21.1	9.7
Project-related and other	25.8	49.9	(24.1)
Total programming and other direct costs of services	$99.9	$117.5	$(17.6)
•Equipment: The increases are primarily attributable to higher volumes of handset sales to residential and B2B customers.
•Project-related and other: The decreases are primarily due to lower government-related projects.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Interconnect	$13.6	$12.0	$1.6	$(0.1)	$1.7
Equipment	0.2	0.1	0.1	0.1	—
Project-related and other	4.8	5.1	(0.3)	(0.1)	(0.2)
Total programming and other direct costs of services	$18.6	$17.2	$1.4	$(0.1)	$1.5

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Interconnect	$26.7	$24.2	$2.5	$(0.3)	$2.8
Equipment	0.3	0.2	0.1	—	0.1
Project-related and other	9.2	9.4	(0.2)	(0.3)	0.1
Total programming and other direct costs of services	$36.2	$33.8	$2.4	$(0.6)	$3.0
•Interconnect: The organic increases are primarily due to higher backhaul expenses.
Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Programming and copyright	$26.6	$27.7	$(1.1)	$—	$(1.1)
Interconnect	20.2	15.8	4.4	4.6	(0.2)
Equipment	39.8	32.2	7.6	2.3	5.3
Project-related and other	0.5	1.5	(1.0)	—	(1.0)
Total programming and other direct costs of services	$87.1	$77.2	$9.9	$6.9	$3.0

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Programming and copyright	$54.0	$56.2	$(2.2)	$—	$(2.2)
Interconnect	41.0	38.6	2.4	9.2	(6.8)
Equipment	76.7	74.8	1.9	4.5	(2.6)
Project-related and other	1.3	2.6	(1.3)	—	(1.3)
Total programming and other direct costs of services	$173.0	$172.2	$0.8	$13.7	$(12.9)
•Programming and copyright: The organic decreases primarily relate to the net effect of (i) lower subscriber counts and customers moving to lower cost product offerings and (ii) higher costs associated with rate increases.
•Interconnect: The organic decrease for the six-month comparison is primarily due to (i) lower costs due to the expiration of the transition service agreement in 2024 and (ii) lower volumes of traffic and better negotiated rates.
•Equipment: The organic increase for the three-month comparison is primarily due to the net effect of (i) an increase resulting from inventory adjustments during the second quarter of 2025 related to the migration of mobile customers to our network that more than offset a corresponding charge incurred during the second quarter of 2024, (ii) higher handset sales and (iii) a decrease associated with higher equipment credits for handset purchases. The organic decrease for the six-month comparison is primarily due to higher equipment credits for handset purchases.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$9.5	$9.9	$(0.4)	$0.1	$(0.5)
Interconnect	5.6	7.1	(1.5)	0.1	(1.6)
Equipment	17.0	14.0	3.0	0.2	2.8
Project-related and other	—	0.4	(0.4)	(0.1)	(0.3)
Total programming and other direct costs of services	$32.1	$31.4	$0.7	$0.3	$0.4

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$18.6	$18.6	$—	$0.3	$(0.3)
Interconnect	11.9	15.4	(3.5)	0.2	(3.7)
Equipment	36.2	30.1	6.1	0.6	5.5
Project-related and other	1.2	0.5	0.7	—	0.7
Total programming and other direct costs of services	$67.9	$64.6	$3.3	$1.1	$2.2
•Interconnect: The organic decreases are primarily driven by (i) lower volumes of local traffic and (ii) decreases in roaming.
•Equipment: The organic increases are primarily attributable to higher unit costs and volumes of handset sales to residential customers.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended June 30,		Decrease	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Personnel and contract labor	$140.2	$143.3	$(3.1)	$(0.6)	$—	$(2.5)
Network-related	55.2	64.2	(9.0)	(0.4)	—	(8.6)
Service-related	60.9	64.4	(3.5)	0.1	1.4	(5.0)
Commercial	44.7	52.9	(8.2)	0.1	1.2	(9.5)
Facility, provision, franchise and other	138.3	158.8	(20.5)	0.1	—	(20.6)
Share-based compensation and other Employee Incentive Plan-related expense	13.3	16.0	(2.7)	—	—	(2.7)
Total other operating costs and expenses	$452.6	$499.6	$(47.0)	$(0.7)	$2.6	$(48.9)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Personnel and contract labor	$287.4	$300.0	$(12.6)	$(1.0)	$—	$(11.6)
Network-related	109.5	127.6	(18.1)	(0.4)	—	(17.7)
Service-related	121.3	137.1	(15.8)	0.1	2.7	(18.6)
Commercial	90.3	99.9	(9.6)	0.4	2.0	(12.0)
Facility, provision, franchise and other	275.1	304.0	(28.9)	0.2	—	(29.1)
Share-based compensation and other Employee Incentive Plan-related expense	47.3	43.0	4.3	—	—	4.3
Total other operating costs and expenses	$930.9	$1,011.6	$(80.7)	$(0.7)	$4.7	$(84.7)

Liberty Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$48.7	$49.4	$(0.7)	$(0.2)	$(0.5)
Network-related	30.2	34.5	(4.3)	(0.2)	(4.1)
Service-related	15.3	15.1	0.2	—	0.2
Commercial	8.6	11.7	(3.1)	(0.1)	(3.0)
Facility, provision, franchise and other	35.6	41.9	(6.3)	(0.2)	(6.1)
Share-based compensation and other Employee Incentive Plan-related expense	2.9	4.5	(1.6)	—	(1.6)
Total other operating costs and expenses	$141.3	$157.1	$(15.8)	$(0.7)	$(15.1)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$97.1	$102.7	$(5.6)	$(0.3)	$(5.3)
Network-related	60.2	69.0	(8.8)	(0.3)	(8.5)
Service-related	33.0	32.9	0.1	—	0.1
Commercial	17.0	22.5	(5.5)	(0.1)	(5.4)
Facility, provision, franchise and other	70.2	83.6	(13.4)	(0.3)	(13.1)
Share-based compensation and other Employee Incentive Plan-related expense	6.8	8.1	(1.3)	—	(1.3)
Total other operating costs and expenses	$284.3	$318.8	$(34.5)	$(1.0)	$(33.5)
•Personnel and contract labor: The organic decreases are primarily due to lower headcount.
•Network-related: The organic decreases are primarily due to (i) cost savings initiatives, including the renegotiation of certain contract terms, and (ii) lower power costs, mainly in Jamaica, driven by decreases in consumption and rates.
•Commercial: The organic decreases are primarily driven by (i) cost saving initiatives, including system improvements and the renegotiation of certain contracts, and (ii) lower marketing costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to (i) the positive impact to the comparisons associated with a tax-related assessment received at one of our markets during the second quarter of 2024, (ii) lower facility-related costs driven by cost savings initiatives and (iii) lower bad-debt expenses.

C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$17.4	$19.7	$(2.3)
Network-related	12.2	13.0	(0.8)
Service-related	4.8	5.0	(0.2)
Commercial	8.2	9.6	(1.4)
Facility, provision, franchise and other	17.0	15.9	1.1
Share-based compensation and other Employee Incentive Plan-related expense	1.1	1.3	(0.2)
Total other operating costs and expenses	$60.7	$64.5	$(3.8)

	Six months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$35.8	$40.9	$(5.1)
Network-related	24.6	26.4	(1.8)
Service-related	9.4	9.4	—
Commercial	17.1	16.6	0.5
Facility, provision, franchise and other	34.3	34.0	0.3
Share-based compensation and other Employee Incentive Plan-related expense	4.0	4.4	(0.4)
Total other operating costs and expenses	$125.2	$131.7	$(6.5)
•Personnel and contract labor: The decreases are primarily due to (i) lower headcount levels following the execution of certain restructuring plans and (ii) lower commissions.
•Network-related: The decreases are mainly driven by lower power costs.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$13.3	$12.0	$1.3	$(0.6)	$1.9
Network-related	11.7	12.4	(0.7)	(0.3)	(0.4)
Service-related	2.6	2.3	0.3	—	0.3
Commercial	0.3	0.6	(0.3)	—	(0.3)
Facility, provision, franchise and other	7.3	11.5	(4.2)	(0.2)	(4.0)
Share-based compensation and other Employee Incentive Plan-related expense	0.4	0.7	(0.3)	—	(0.3)
Total other operating costs and expenses	$35.6	$39.5	$(3.9)	$(1.1)	$(2.8)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$25.8	$24.7	$1.1	$(1.0)	$2.1
Network-related	24.4	23.4	1.0	(0.4)	1.4
Service-related	5.3	4.3	1.0	(0.1)	1.1
Commercial	1.2	1.1	0.1	—	0.1
Facility, provision, franchise and other	13.4	18.0	(4.6)	(0.3)	(4.3)
Share-based compensation and other Employee Incentive Plan-related expense	1.8	1.9	(0.1)	—	(0.1)
Total other operating costs and expenses	$71.9	$73.4	$(1.5)	$(1.8)	$0.3
•Personnel and contract labor: The organic increases are primarily related to higher salary and bonus-related expenses.
•Network-related: For the six month comparison, the organic increase is primarily related to higher repair and maintenance costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to lower bad debt expense, mostly associated with the negative impact of adjustments made for two large customers during 2024.
Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended June 30,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Personnel and contract labor	$36.2	$41.5	$(5.3)	$—	$(5.3)
Network-related	10.0	12.0	(2.0)	—	(2.0)
Service-related	20.9	30.9	(10.0)	1.4	(11.4)
Commercial	11.7	15.2	(3.5)	1.2	(4.7)
Facility, provision, franchise and other	48.4	60.7	(12.3)	—	(12.3)
Share-based compensation and other Employee Incentive Plan-related expense	1.0	1.9	(0.9)	—	(0.9)
Total other operating costs and expenses	$128.2	$162.2	$(34.0)	$2.6	$(36.6)

	Six months ended June 30,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Personnel and contract labor	$75.6	$88.8	$(13.2)	$—	$(13.2)
Network-related	17.1	24.6	(7.5)	—	(7.5)
Service-related	44.0	69.3	(25.3)	2.7	(28.0)
Commercial	23.4	28.7	(5.3)	2.0	(7.3)
Facility, provision, franchise and other	98.1	112.0	(13.9)	—	(13.9)
Share-based compensation and other Employee Incentive Plan-related expense	2.6	4.4	(1.8)	—	(1.8)
Total other operating costs and expenses	$260.8	$327.8	$(67.0)	$4.7	$(71.7)
•Personnel and contract labor: The organic decreases are primarily due to lower salaries and related personnel costs, driven by reductions in headcount associated with restructuring plans.

•Network-related: The organic decreases are primarily due to the termination of a transition service agreement during the first half of 2024.
•Service-related: The organic decreases are primarily due to the recognition of service-related integration costs in 2024 associated with the migration of customers to our mobile network following the AT&T Acquisition, and to a lessor extent, the termination of a transition service agreement.
•Commercial: The organic decreases are primarily driven by lower marketing and call center costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to higher bad debt expense during the 2024 periods impacted by billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$8.7	$7.9	$0.8	$0.2	$0.6
Network-related	10.2	10.2	—	0.1	(0.1)
Service-related	6.6	6.4	0.2	0.1	0.1
Commercial	15.8	15.8	—	0.2	(0.2)
Facility, provision, franchise and other	23.9	22.1	1.8	0.5	1.3
Share-based compensation and other Employee Incentive Plan-related expense	0.7	0.7	—	—	—
Total other operating costs and expenses	$65.9	$63.1	$2.8	$1.1	$1.7

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$17.1	$15.8	$1.3	$0.3	$1.0
Network-related	20.4	20.8	(0.4)	0.3	(0.7)
Service-related	12.7	12.9	(0.2)	0.2	(0.4)
Commercial	31.5	31.0	0.5	0.5	—
Facility, provision, franchise and other	47.0	42.7	4.3	0.8	3.5
Share-based compensation and other Employee Incentive Plan-related expense	1.2	0.7	0.5	—	0.5
Total other operating costs and expenses	$129.9	$123.9	$6.0	$2.1	$3.9
•Facility, provision, franchise and other: The organic increases are mainly due to (i) higher bad debt expense and (ii) for the six-month comparison, an increase in fines and penalties.

Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$15.1	$12.4	$2.7
Service-related	11.9	6.3	5.6
Facility, provision, franchise and other	6.0	7.5	(1.5)
Share-based compensation and other Employee Incentive Plan-related expense	7.2	6.9	0.3
Total other operating costs and expenses	$40.2	$33.1	$7.1

	Six months ended June 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$35.2	$26.3	$8.9
Service-related	19.2	10.3	8.9
Facility, provision, franchise and other	12.1	14.5	(2.4)
Share-based compensation and other Employee Incentive Plan-related expense	30.9	23.5	7.4
Total other operating costs and expenses	$97.4	$74.6	$22.8
•Personnel and contract labor: The increases are primarily due to (i) higher bonus-related expense, (ii) higher headcount and (iii) lower capitalized labor.
•Service-related: The increases are primarily due to the higher professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $19 million or 8% and $38 million or 8% during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024. The decreases are primarily due to (i) customer relationship assets becoming fully amortized in C&W Panama and Liberty Caribbean and (ii) certain assets becoming fully depreciated, mainly in Liberty Caribbean.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Impairment charges (a)	$499.3	$6.6	$500.8	$8.5
Restructuring charges (b)	17.5	11.3	26.7	14.8
Other operating items, net (c)	0.4	7.7	5.4	8.9
Total	$517.2	$25.6	$532.9	$32.2
(a)During the second quarter of 2025, we recorded an impairment of $494 million on spectrum license intangible assets in Liberty Puerto Rico. For additional information regarding this impairment, see notes 3 and 7 to our condensed consolidated financial statements.
(b)Amounts primarily include employee severance and termination costs related to reorganization activities, mainly at (i) C&W Panama, Liberty Puerto Rico and our corporate operations for the 2025 periods, and (ii) at Liberty Puerto Rico, Liberty Caribbean and C&W Panama for the 2024 periods.

(c)Amounts primarily include direct acquisition costs and gains on asset dispositions.
Interest expense
Our interest expense increased $9 million and $12 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. The increases are primarily attributable to (i) increases in our average debt balances and weighted-average interest rates and (ii) the accretion of the net present value discount associated with our deferred payment obligation for the LPR Acquisition.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Interest rate derivative contracts (a)	$(16.8)	$24.7	$(67.9)	$85.9
Foreign currency forward contracts (b)	0.1	6.5	(3.5)	(0.7)
Weather Derivatives (c)	(8.0)	(7.3)	(16.2)	(14.9)
Total	$(24.7)	$23.9	$(87.6)	$70.3
(a)The gains (losses) during the three and six months ended June 30, 2025 and 2024 are primarily attributable to changes in interest rates.
(b)The gains (losses) during the three and six months ended June 30, 2025 and 2024 are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$(6.3)	$(22.7)	$1.9	$(4.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(10.9)	(15.7)	(13.7)	(11.8)
Other (b) ...............….	(15.8)	(8.0)	(25.4)	(7.2)
Total	$(33.0)	$(46.4)	$(37.2)	$(23.1)
(a)The changes are primarily related to a CRC functional currency entity.
(b)Primarily includes (i) losses upon conversion of foreign currency assets and (ii) third-party receivables and payables denominated in a currency other than an entity’s functional currency.
Gains or losses on debt extinguishment, net
Our gains or losses on debt extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.
We recognized losses on debt extinguishment, net, of nil and $14 million during the three and six months ended June 30, 2025, respectively. Activity during 2024 was not material. The net loss during the six months ended June 30, 2025 is associated with refinancing activity at C&W.
For additional information concerning our debt repurchases and repayments, see note 10 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit of $156 million and $36 million during the three months ended June 30, 2025 and 2024, respectively, and $147 million and $31 million during the six months ended June 30, 2025 and 2024, respectively.
For the three and six months ended June 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of permanent differences, such as non-taxable income, jurisdictional rate differences and changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of the net increase in valuation allowances, effects of permanent differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments and net return-to-provision adjustments. For the three months ended June 30, 2025, our income tax benefit reflects our estimate of global minimum tax which has been reduced for updated current and forecasted operating results. For the six months ended June 30, 2025, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.
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

On July 4, 2025, the OBBBA was enacted. The OBBBA restores, or makes permanent, certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, IRC Section 174 expensing for U.S.-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). While we continue to analyze the effects of the OBBBA on our consolidated financial statements, we do not expect the OBBBA to have a material impact to income tax benefit or expense on our financial statements. We anticipate that OBBBA will allow for a deferral of cash taxes paid to future years.
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions
Operating income (loss)	$(333.0)	$110.8	$(204.9)	$203.6
Net non-operating expenses	$(237.8)	$(183.6)	$(483.5)	$(271.8)
Income tax benefit	$155.7	$35.9	$146.6	$30.8
Net loss	$(415.1)	$(36.9)	$(541.8)	$(37.4)
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2025, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2025. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2024 Form 10-K.

Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and unrestricted subsidiaries:
Liberty Latin America (a)	$4.1
Unrestricted subsidiaries (b)	46.4
Total Liberty Latin America and unrestricted subsidiaries	50.5
Borrowing groups (c):
C&W (d)	429.3
Liberty Puerto Rico	22.1
Liberty Costa Rica	12.5
Total borrowing groups	463.9
Total cash and cash equivalents	$514.4
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
(d)Includes $84 million and $23 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
There were no repurchases of our Class A or C common shares during the six months ended June 30, 2025. For additional information regarding our Share Repurchase Programs, see note 12 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2025, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2025, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2025, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,233 million, including (i) $557 million that is classified as current in our condensed consolidated balance sheet and (ii) $7,666 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2025. Included in the outstanding principal amount of our debt at June 30, 2025 is (i) $319 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $245 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our condensed consolidated financial statements.
The weighted average interest rate in effect at June 30, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.4%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at June 30, 2025 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.2)%
Liberty Puerto Rico	(0.5)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.9)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.5% at June 30, 2025.

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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six months ended June 30,
	2025	2024	Change
	in millions
Net cash provided by operating activities	$165.8	$180.2	$(14.4)
Net cash used by investing activities	(246.9)	(282.4)	35.5
Net cash used by financing activities	(32.2)	(280.5)	248.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26.2)	(2.6)	(23.6)
Net decrease in cash, cash equivalents and restricted cash	$(139.5)	$(385.3)	$245.8
Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) a decrease associated with other working capital-related items, including the impact of higher trade payable payments, (ii) an increase in Adjusted OIBDA, (iii) a decrease resulting from lower net receipts associated with derivative instruments and (iv) an increase associated with lower payments for interest.
Investing Activities. The cash used by investing activities during the six months ended June 30, 2025 and 2024 primarily relates to capital expenditures, net, as further discussed below.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2025	2024
	in millions
Property and equipment additions	$270.5	$314.5
Assets acquired under capital-related vendor financing arrangements	(55.4)	(72.1)
Changes in current liabilities related to capital expenditures and other	20.9	7.8
Capital expenditures, net	$236.0	$250.2

The decrease in our property and equipment additions during the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in new build and upgrade and CPE additions. During the six months ended June 30, 2025 and 2024, our property and equipment additions represented 12.5% and 14.2% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2025, we used $32 million in cash for financing activities, primarily due to (i) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas, (ii) $28 million in net debt borrowings and (iii) $26 million in payments for financing costs and debt redemption premiums. During the six months ended June 30, 2024, we used $281 million in cash for financing activities, primarily due to (i) $182 million in net debt repayments, (ii) $83 million in cash outflows associated with the repurchase of Liberty Latin America common shares and (iii) $11 million in payments related to distributions to a noncontrolling interest owner in C&W Bahamas.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2025 and 2024, see note 6 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 4 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2025	December 31, 2024
Spot rates:
CRC	505.48	510.49
JMD	160.17	155.33

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average rates:
CRC	506.57	513.92	505.75	514.00
JMD	158.20	155.23	157.35	154.88
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2025, we paid a fixed or capped rate of interest on 95% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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
C&W Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $111 million ($111 million).
Liberty Puerto Rico Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the Liberty Puerto Rico interest rate derivative contracts by approximately $14 million ($14 million).
Liberty Costa Rica Foreign Currency Forward Contracts
Holding all other factors constant, at June 30, 2025, an instantaneous increase (decrease) of 10% in the value of the Costa Rica Colon relative to U.S. dollar would have increased (decreased) the aggregate fair value of the Liberty Costa Rica forward derivative contracts by approximately $16 million ($16 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(36.6)	$(57.2)	$(43.3)	$(19.8)	$(1.7)	$(1.7)	$(2.2)	$(162.5)
Other (b)	7.6	2.4	—	—	—	—	—	10.0
Total	$(29.0)	$(54.8)	$(43.3)	$(19.8)	$(1.7)	$(1.7)	$(2.2)	$(152.5)
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
As disclosed in our 2024 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2025.
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
•hired a new Vice President of Controls and Compliance to enhance our internal control governance and remediation efforts in coordination with internal resources and third-party experts; and
•held workshops and trainings to reinforce control concepts and responsibilities for control performers.

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
There were no repurchases of our Class A or C common shares during the three months ended June 30, 2025. At June 30, 2025, the remaining amount authorized for repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	August 7, 2025	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 7, 2025	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer