Form 10-Q
period 2025-09-30
Liberty Latin America Ltd.
filed 2025-11-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2025 was: 38.9 million Class A; 2.4 million Class B; and 158.9 million Class C.

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

2024 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2024
2027 C&W RCF	$156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited (redeemed during 2024)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	$460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2030 LPR Unrestricted Subsidiary Credit Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers and the LPR Unrestricted Subsidiary Guarantors that provides for among other things (i) the LPR Unrestricted Subsidiary Term Loan, (ii) delayed draw term loan commitments in an aggregate principal amount of $50 million and (iii) uncommitted pari passu incremental term loans of up to $350 million aggregate principal amount
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Servicios; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
2033 LCR Credit Facility	$65 million term loan facility entered into by Liberty Telecomunicaciones
2033 LCR Term Loan A	$33 million principal amount Term SOFR + 3.50% term loan due August 14, 2033 borrowed by Liberty Telecomunicaciones under the 2033 LCR Credit Facility
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.

GLOSSARY OF DEFINED TERMS – (Continued)

ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising: (i) 2033 C&W Senior Notes; and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited, Columbus Communications Jamaica Limited and Sable International Finance Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W which comprises two tranches: (i) 2027 C&W RCF; and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1.5 billion principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1.5 billion principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
Convertible Notes	2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)
Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
Costa Rica Transactions	Pending transactions with (i) Millicom to combine our respective operations in Costa Rica and (ii) the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire additional equity in Liberty Costa Rica for cash consideration
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of: (i) 2028 CWP Term Loan; and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
Directors	Members of Liberty Latin America’s board of directors
DTH	Direct-to-home
EchoStar	EchoStar Corporation
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan

GLOSSARY OF DEFINED TERMS – (Continued)

Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
JMD	Jamaican dollar
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Servicios comprised of: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; (iii) 2033 LCR Term Loan A; and (IV) LCR Revolving Credit Facility
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Servicios
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiaries, including Liberty Telecomunicaciones
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica and its subsidiary
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LPR Unrestricted Subsidiary Term Loan	$208 million principal amount 9.75% senior secured term loan due September 23, 2030 borrowed by the LPR Unrestricted Subsidiary Borrowers
LPR Unrestricted Subsidiary Borrowers	Collectively, Emerald Wave 3 LLC, Emerald Mobile Network 2 LLC and Emerald Network 3 LLC, each an indirect wholly owned subsidiary of Liberty Communications PR

GLOSSARY OF DEFINED TERMS – (Continued)

LPR Unrestricted Subsidiary Guarantors	Entities party to the 2030 LPR Unrestricted Subsidiary Credit Agreement as guarantors of the obligations of the LPR Unrestricted Subsidiary Borrowers thereunder, each of which guarantees, on a senior secured basis, the obligations under the 2030 LPR Unrestricted Subsidiary Credit Agreement and grants security interests in substantially all of its assets, including, among other things, fixed network assets and spectrum.
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
NTIA	National Telecommunications and Information Administration
OBBBA	The One Big Beautiful Bill Act
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Share Repurchase Programs	Programs approved by our Directors from time to time, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SUTEL	Costa Rican Telecommunications Superintendence
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
XCD	Eastern Caribbean Dollar
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2025	December 31, 2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$596.7	$654.3
Trade receivables, net	708.3	704.3
Prepaid expenses	94.3	79.8
Current derivative assets	49.6	81.3
Current notes receivable, net	118.6	109.6
Current contract assets, net	101.0	105.8
Other current assets, net	408.5	396.4
Total current assets	2,077.0	2,131.5

Goodwill	2,999.6	2,981.0
Property and equipment, net	3,898.0	4,062.4
Intangible assets not subject to amortization	1,319.1	1,813.3
Intangible assets subject to amortization, net	376.7	414.3
Other assets, net	1,375.0	1,397.5
Total assets	$12,045.4	$12,800.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2025	December 31, 2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$268.2	$441.9
Current portion of deferred revenue	108.4	116.3
Current portion of debt and finance lease obligations	451.7	465.7
Accrued interest	152.8	134.7
Accrued payroll and employee benefits	110.0	95.8
Current portion of derivative liabilities	13.4	48.6
Current portion of operating lease liabilities	93.9	87.5
Other accrued and current liabilities	615.9	653.4
Total current liabilities	1,814.3	2,043.9
Long-term debt and finance lease obligations	7,828.3	7,614.5
Deferred tax liabilities	343.9	580.3
Deferred revenue	79.8	88.0
Other long-term liabilities	824.1	847.3
Total liabilities	10,890.4	11,174.0

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 54.7 million and 38.9 million shares issued and outstanding, respectively, at September 30, 2025; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at each period.	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 195.1 million and 158.9 million shares issued and outstanding, respectively, at September 30, 2025; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024	1.9	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 52.1 million and 51.8 million shares, respectively	(446.4)	(444.1)
Additional paid-in capital	5,359.4	5,315.6
Accumulated deficit	(4,155.1)	(3,598.7)
Accumulated other comprehensive loss, net of taxes	(131.4)	(154.2)
Total Liberty Latin America shareholders	628.9	1,121.0
Noncontrolling interests	526.1	505.0
Total equity	1,155.0	1,626.0
Total liabilities and equity	$12,045.4	$12,800.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions, except per share amounts
Revenue	$1,112.5	$1,089.2	$3,282.7	$3,306.6
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	247.6	231.9	712.6	717.4
Other operating costs and expenses	446.5	470.1	1,377.4	1,481.7
Depreciation and amortization	213.6	245.4	659.9	729.9
Impairment, restructuring and other operating items, net	17.3	521.4	550.2	553.6
	925.0	1,468.8	3,300.1	3,482.6
Operating income (loss)	187.5	(379.6)	(17.4)	(176.0)
Non-operating expense:
Interest expense	(164.3)	(159.2)	(488.0)	(471.3)
Realized and unrealized gains (losses) on derivative instruments, net	(9.6)	(31.3)	(97.2)	39.0
Foreign currency transaction losses, net	(8.8)	(7.6)	(46.0)	(30.7)
Losses on debt extinguishments, net	—	—	(14.4)	(0.3)
Other income (expense), net	7.0	2.9	(13.6)	(3.7)
	(175.7)	(195.2)	(659.2)	(467.0)
Earnings (loss) before income taxes	11.8	(574.8)	(676.6)	(643.0)
Income tax benefit	4.1	145.7	150.7	176.5
Net earnings (loss)	15.9	(429.1)	(525.9)	(466.5)
Net earnings attributable to noncontrolling interests	(12.6)	(6.7)	(30.5)	(12.5)
Net earnings (loss) attributable to Liberty Latin America shareholders	$3.3	$(435.8)	$(556.4)	$(479.0)

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.02	$(2.22)	$(2.79)	$(2.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNING (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Net earnings (loss)	$15.9	$(429.1)	$(525.9)	$(466.5)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	6.0	1.9	22.4	(1.2)
Reclassification adjustments included in net loss	0.3	(6.8)	1.5	(4.8)
Pension-related adjustments and other, net	(0.7)	4.6	0.8	4.1
Other comprehensive earnings (loss)	5.6	(0.3)	24.7	(1.9)
Comprehensive earnings (loss)	21.5	(429.4)	(501.2)	(468.4)
Comprehensive earnings attributable to noncontrolling interests	(12.5)	(7.4)	(32.4)	(13.7)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$9.0	$(436.8)	$(533.6)	$(482.1)

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

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at July 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,345.6	$(4,158.4)	$(137.1)	$608.4	$513.6	$1,122.0
Net earnings	—	—	—	—	—	3.3	—	3.3	12.6	15.9
Other comprehensive earnings	—	—	—	—	—	—	5.7	5.7	(0.1)	5.6
Share-based compensation	—	—	—	—	11.6	—	—	11.6	—	11.6
Exercise of capped call option contracts	—	—	—	(2.3)	2.2	—	—	(0.1)	—	(0.1)
Balance at September 30, 2025	$0.5	$—	$1.9	$(446.4)	$5,359.4	$(4,155.1)	$(131.4)	$628.9	$526.1	$1,155.0

Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,598.7)	$(154.2)	$1,121.0	$505.0	$1,626.0
Net loss	—	—	—	—	—	(556.4)	—	(556.4)	30.5	(525.9)
Other comprehensive earnings	—	—	—	—	—	—	22.8	22.8	1.9	24.7
Noncash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	41.6	—	—	41.6	—	41.6
Exercise of capped call option contracts and other	—	—	—	(2.3)	2.2	—	—	(0.1)	(0.4)	(0.5)
Balance at September 30, 2025	$0.5	$—	$1.9	$(446.4)	$5,359.4	$(4,155.1)	$(131.4)	$628.9	$526.1	$1,155.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2025	2024
	in millions
Cash flows from operating activities:
Net loss	$(525.9)	$(466.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	46.6	51.3
Depreciation and amortization	659.9	729.9
Impairments and other non-cash activity, net	502.4	513.3
Amortization of debt financing costs, premiums and discounts, net	22.0	15.1
Realized and unrealized losses (gains) on derivative instruments, net	97.2	(39.0)
Foreign currency transaction losses, net	46.0	30.7
Losses on debt extinguishments, net	14.4	0.3
Deferred income tax benefit	(260.3)	(278.0)
Changes in operating assets and liabilities, net of an acquisition	(258.3)	(199.4)
Net cash provided by operating activities	344.0	357.7

Cash flows from investing activities:
Capital expenditures, net	(358.2)	(376.7)
Cash paid in connection with an acquisition	—	(95.4)
Other investing activities, net	(59.4)	(41.2)
Net cash used by investing activities	$(417.6)	$(513.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Nine months ended September 30,
	2025	2024
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,722.5	$619.3
Payments of principal amounts of debt and finance lease obligations	(1,606.5)	(770.6)
Repurchase of Liberty Latin America common shares	—	(82.9)
Distributions to noncontrolling interest owners	(29.1)	(22.5)
Payment of financing costs and debt redemption premiums	(48.4)	(3.0)
Net cash received related to derivative instruments	18.8	43.2
Capped call premium payment	—	(14.6)
Other financing activities, net	(4.1)	(2.4)
Net cash provided (used) by financing activities	53.2	(233.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36.8)	(6.2)

Net decrease in cash, cash equivalents and restricted cash	(57.2)	(395.3)

Cash, cash equivalents and restricted cash:
Beginning of period	670.3	999.8
End of period	$613.1	$604.5

Cash paid for interest	$439.8	$493.3
Net cash paid for taxes	$122.8	$103.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2025.
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
September 30, 2025
(unaudited)
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
ASU 2025-05
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduces a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets. Entities electing the practical expedient can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities must disclose whether they have elected to use the practical expedient and, if so, whether they have also applied the accounting policy election. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.
ASU 2025-06
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (ASU 2025-06), which provides accounting guidance to modernize the accounting for internal-use software costs. The amendments replace the prior stage-based model with a principles-based approach, removing all references to project stages and instead focusing on the two remaining criteria for capitalization, being i) management has authorized and committed to the funding for the software project and ii) it is probable a project will be completed and used as intended. Until both of these criteria are met, all software development costs should be expensed as incurred. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified retrospective approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.
(3)    Fair Value Measurements
General
U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the nine months ended September 30, 2025, we performed non-recurring valuations in connection with certain impairment assessments at Liberty Puerto Rico, as further discussed below. During the three and nine months ended September 30, 2025, we did not perform any non-recurring valuations in connection with acquisition accounting. During the three and nine months ended September 30, 2024, we performed certain nonrecurring valuations related to the preliminary acquisition accounting for the LPR Acquisition and impairment assessments. For additional information related to the LPR Acquisition, see note 4.
Spectrum License Intangible Assets
During the second quarter of 2025, and in response to the cumulative impact of challenges stemming from the migration of customers acquired from AT&T to Liberty Puerto Rico’s mobile network and other various network challenges that impacted these mobile customers, including a slower than expected recovery, we concluded that a triggering event occurred requiring an assessment of the fair value of our spectrum license intangible asset at Liberty Puerto Rico.
We used a market approach for purposes of the quantitative impairment assessment to value our owned spectrum license intangible assets at Liberty Puerto Rico using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions, which falls under Level 3 of the fair value hierarchy. Based on this valuation the fair value of the owned spectrum assets at Liberty Puerto Rico was less than the respective carrying value, and as a result, we recorded an impairment loss of $494 million during the nine months ended September 30, 2025. The impairment is reflected in impairment, restructuring and other operating items, net, in the condensed consolidated statements of operations, the carrying value of which was $777 million after the impairment loss. The impairment loss was driven by the lower fair value, primarily attributed to a result of challenges related to the operationalization of this spectrum.
Goodwill Impairment Assessment
During the third quarter of 2024, we completed our annual goodwill impairment assessment. For this assessment, we used an income approach to determine the estimated fair values of our reporting units. Under this approach, we utilized a discounted cash flow model as the valuation technique to estimate the fair values of the reporting units from a market participant’s perspective. This approach uses certain inputs and assumptions that require estimates and judgments, including forecasted cash flows and appropriate discount rates. Forecasts of future cash flows are largely based on our assumptions using Level 3 inputs, which we consider to be consistent with a market participant’s approach. We used the weighted-average cost of capital for each reporting unit as the basis for the discount rate to establish the present value of the expected cash flows for the respective reporting unit. The inputs for our weighted average cost of capital calculations include Level 2 and Level 3 inputs, generally derived from third-party pricing services.  Based upon the results of the aforementioned analysis, we recorded a $501 million impairment of goodwill at our Liberty Puerto Rico reporting unit, which is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations. This impairment was mainly driven by declines in

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
revenue, primarily from mobile subscriber losses, increased bad debt and other adverse impacts largely associated with (i) the migration of customers acquired from AT&T to our mobile network and (ii) various network challenges that have impacted these mobile customers.
See note 7 for additional information associated with our impairment charges and our intangible assets.
(4)    Acquisitions
Pending Transactions
Costa Rica Transactions. On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest, and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations.
On September 11, 2025, SUTEL, the Costa Rican telecommunications regulator, issued a resolution prohibiting the transaction, determining that the potential negative effects could not be mitigated by the commitments proposed by the parties, nor by any additional conditions that SUTEL could establish. This outcome was unexpected, as the parties had worked closely with SUTEL’s staff throughout the review process to design remedies that they strongly believe addressed any potential competition concerns identified by the regulator. On October 22, 2025, the parties filed an appeal seeking to overturn SUTEL’s decision and requesting a new assessment of the proposed remedies. A response from SUTEL is expected by mid-November 2025.
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
2024 Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million is due in four annual installments. We paid $95 million on the closing date, September 3, 2024, $72 million is currently due, and $45 million and $40 million will become due on September 3 of 2026 and 2027, respectively. Our deferred payment obligation is recorded at its net present value, of which the current portion is included in other accrued and current liabilities in our condensed consolidated balance sheet and the long-term portion is included in other long-term liabilities in our condensed consolidated balance sheet.
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
September 30, 2025
(unaudited)
The following unaudited pro forma condensed consolidated operating results give effect to the LPR Acquisition, as if it had been completed as of January 1, 2023:

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
	in millions
Revenue	$1,095.7	$3,333.1
Net loss attributable to Liberty Latin America shareholders	$435.0	$478.4
(5)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Nine months ended September 30,
	2025	2024
	in millions
Balance at beginning of period	$138.8	$91.6
Provision for expected losses, net	77.8	88.0
Write-offs, net of recoveries	(74.2)	(58.0)
Foreign currency translation adjustments	1.1	(0.5)
Balance at end of period	$143.5	$121.1
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2025			December 31, 2024
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets – interest rate derivative contracts (b)	$49.6	$36.5	$86.1	$81.3	$109.2	$190.5

Liabilities (b):
Interest rate derivative contracts	$7.7	$50.0	$57.7	$38.0	$8.5	$46.5
Foreign currency forward contracts	5.7	1.0	6.7	10.6	—	10.6
Total	$13.4	$51.0	$64.4	$48.6	$8.5	$57.1
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
September 30, 2025
(unaudited)
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
In July 2025, Liberty Puerto Rico cash-settled all of their outstanding interest rate derivative instruments, which resulted in a financing cash inflow of $19 million and an operating cash outflow of $6 million.
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
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Interest rate derivative contracts	$(0.4)	$(64.2)	$(68.3)	$21.7
Foreign currency forward contracts	(2.6)	(3.1)	(6.1)	(3.8)
Weather Derivatives	(6.6)	36.0	(22.8)	21.1
Total	$(9.6)	$(31.3)	$(97.2)	$39.0
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Nine months ended September 30,
	2025	2024
	in millions
Operating activities	$(11.5)	$74.9
Investing activities	(1.3)	(0.8)
Financing activities	18.8	43.2
Total	$6.0	$117.3
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2025, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $29 million.
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
September 30, 2025
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At September 30, 2025, our C&W borrowing group had an outstanding notional amount of $3,630 million due from our counterparties under interest rate swap contracts, which includes forward-starting derivative instruments and certain interest rate swap contracts with an embedded floor of 0%, and the related weighted average remaining contractual life was 3.7 years.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At September 30, 2025, our C&W borrowing group had an outstanding notional amount of $590 million due from our counterparties under basis swap contracts, and the related weighted average remaining contractual life was 0.3 years.
Foreign Currency Forward Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2025, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $232 million and CRC 122 billion, respectively, with a weighted average remaining contractual life of 0.7 years.
(7)    Long-lived Assets
Impairment
During the second quarter of 2025, we recorded an impairment of $494 million on the spectrum license intangible assets at Liberty Puerto Rico. See further details of our intangible assets not subject to amortization below. For additional information regarding the fair value method and related assumptions used in our impairment assessments, see note 3.
Based on the results of our impairment test over intangible assets not subject to amortization and impairment test over goodwill, if, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill and intangible assets not subject to amortization. Any such impairment charges could be significant.
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2025	$1,211.6	$617.1	$652.2	$500.1	$2,981.0
Foreign currency translation and other adjustments	(4.4)	—	15.9	7.1	18.6
September 30, 2025	$1,207.2	$617.1	$668.1	$507.2	$2,999.6
Our accumulated goodwill impairments were $3,300 million at each of September 30, 2025 and December 31, 2024.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2025	December 31, 2024
	in millions
Distribution systems	$5,495.5	$5,181.1
Support equipment and buildings	1,369.3	1,292.6
CPE	989.0	948.6
	7,853.8	7,422.3
Accumulated depreciation	(4,205.3)	(3,767.4)
Total depreciable assets	3,648.5	3,654.9
CIP and land	249.5	407.5
Total property and equipment, net	$3,898.0	$4,062.4
During the nine months ended September 30, 2025 and 2024, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating $89 million and $118 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	September 30, 2025	December 31, 2024
	in millions
Spectrum licenses	$777.3	$1,271.5
Cable television franchise rights and other	541.8	541.8
Total	$1,319.1	$1,813.3
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2025	December 31, 2024
	in millions
Customer relationships	$614.6	$898.9
Licenses and other	294.5	259.3
	909.1	1,158.2
Accumulated amortization	(532.4)	(743.9)
Total	$376.7	$414.3
(8)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of September 30, 2025, our investment in WOW, including shares and certain loans, totaled $87 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three and nine months ended September 30, 2025 and 2024 were immaterial.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
(9)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Operating lease expense:
Operating lease cost	$31.6	$30.2	$98.4	$90.3
Short-term lease cost	5.0	7.3	16.4	21.0
Total operating lease expense	$36.6	$37.5	$114.8	$111.3
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.
Certain other details of our operating leases are set forth in the tables below:

	September 30, 2025	December 31, 2024
	in millions
Operating lease right-of-use assets	$469.2	$481.2
Operating lease liabilities:
Current	$93.9	$87.5
Non-current	426.7	450.2
Total operating lease liabilities	$520.6	$537.7

Weighted-average remaining lease term	6.8 years	7.3 years

Weighted-average discount rate	8.6%	8.1%

	Nine months ended September 30,
	2025	2024
	in millions
Operating cash outflows related to operating leases	$108.7	$99.6
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$53.6	$51.1
(a)Represents non-cash transactions associated with operating leases entered into during the nine months ended September 30, 2025 and 2024, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2025 exchange rates.

Years ending December 31:
2025 (remainder of year)	$33.4
2026	127.9
2027	110.9
2028	101.2
2029	87.4
Thereafter	243.0
Total operating lease liabilities on an undiscounted basis	703.8
Present value discount	(183.2)
Present value of operating lease liabilities	$520.6
(10)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2025			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

		in millions
C&W Notes	7.93%	—	$—	$1,805.7	$1,707.2	$1,755.0	$1,735.0
C&W Credit Facilities (d)	6.94%	(e)	680.0	2,625.0	2,671.0	2,653.5	2,690.2
LPR Senior Secured Notes	6.08%	—	—	1,151.0	1,709.1	1,981.0	1,981.0
LPR Credit Facilities	8.18%	$116.0	116.0	383.2	598.9	676.5	670.0
LPR Unrestricted Subsidiary Term Loan	9.75%	$50.0	50.0	200.0	—	208.0	—
LCR Credit Facilities	10.54%	$66.8	66.8	537.0	481.7	508.2	450.0
Vendor financing, Tower Transactions and other (f) (g)	8.23%	—	—	576.8	612.6	576.8	612.6
Total debt before premiums, discounts and deferred financing costs	7.42%		$912.8	$7,278.7	$7,780.5	$8,359.0	$8,138.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2025	December 31, 2024
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,359.0	$8,138.8
Premiums, discounts and deferred financing costs, net	(83.0)	(63.2)
Total carrying amount of debt	8,276.0	8,075.6
Finance lease obligations	4.0	4.6
Total debt and finance lease obligations	8,280.0	8,080.2
Less: Current maturities of debt and finance lease obligations	(451.7)	(465.7)
Long-term debt and finance lease obligations	$7,828.3	$7,614.5
(a)Represents the weighted average interest rate in effect at September 30, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2025, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2025 compliance reporting requirements. At September 30, 2025, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(e)The C&W Credit Facilities unused borrowing capacity comprise certain U.S. dollar, Trinidad & Tobago dollar, and JMD revolving credit facilities.
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets.
(g)Includes $312 million and $328 million at September 30, 2025 and December 31, 2024, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year and include VAT that were paid on our behalf by the vendor. Our operating expenses were $154 million and $145 million for the nine months ended September 30, 2025 and 2024, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
2030 LPR Unrestricted Subsidiary Credit Agreement
On September 23, 2025, our Liberty Puerto Rico borrowing group, through the LPR Unrestricted Subsidiary Borrowers and the LPR Unrestricted Subsidiary Guarantors, entered into the 2030 LPR Unrestricted Subsidiary Credit Agreement that provides for, among other things, (i) the LPR Unrestricted Subsidiary Term Loan, which we borrowed during the third quarter of 2025, (ii) delayed draw term loan commitments in an aggregate principal amount of $50 million, and (iii) uncommitted pari passu incremental term loans of up to $350 million aggregate principal amount.
The obligations under the 2030 LPR Unrestricted Subsidiary Credit Agreement are secured by substantially all of the assets of the LPR Unrestricted Subsidiary Borrowers, consisting of, among other things, fixed network assets and spectrum.
LPR Unrestricted Subsidiary Term Loan
The LPR Unrestricted Subsidiary Term Loan may be repaid at the option of the LPR Unrestricted Subsidiary Borrowers at any time after the closing date under the 2030 LPR Unrestricted Subsidiary Credit Agreement in whole or in part, subject to payment of the following prepayment fees: (i) on or prior to the six month anniversary of the closing date, 0.00%; (ii) after the six month anniversary of the closing date and on or prior to the first anniversary of the closing date, 3.00%; (iii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date, 1.00%; and (iv) thereafter, 0.00%.
Interest on the LPR Unrestricted Subsidiary Term Loan accrues at a rate of 9.75% per annum, payable (i) quarterly on the last business day of March, June, September, and December, commencing December 31, 2025, and (ii) on the maturity date of the loan.
Financing Activity
During the nine months ended September 30, 2025 and 2024, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions
2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$95.5	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$178.5	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$226.1	$—
2025	Liberty Puerto Rico	LPR Unrestricted Subsidiary Term Loan	96%	September 23, 2030	9.75%	$200.0	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$61.3	$—
2025	Liberty Costa Rica	2033 LCR Term Loan A	100%	August 14, 2033	Adjusted Term SOFR + 3.50%	$32.5	$—
2024	C&W	C&W Regional Facilities	N/A	(c)	6.96%	$22.5	$—
2024	C&W	C&W Revolving Credit Facility	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$265.0	$—
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$100.0	$—
2024	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$31.0	$—
N/A – Not applicable.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
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
(c)This borrowing is due in three annual installments, the first of which became due in May 2025.
During the nine months ended September 30, 2025 and 2024, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Amount paid	Non-cash component
				in millions
2025	C&W	2027 C&W RCF (a)	100%	$88.2	$—
2025	C&W	2029 C&W RCF (a)	100%	$215.8	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	C&W	C&W Other Facilities	100%	$30.5	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$219.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	100%	$35.6	$—
2024	C&W	C&W Revolving Credit Facility	100%	$155.0	$—
2024	C&W	C&W Regional Facilities	100%	$20.0	$—
2024	C&W	C&W Other Facilities	100%	$23.0	$—
2024	C&W	CWP Revolving Credit Facility	100%	$10.0	$—
2024	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$50.0	$—
2024	Liberty Costa Rica	LCR Revolving Credit Facility	100%	$25.0	$—
2024	Liberty Latin America	Convertible Notes	(b)	$219.2	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.
(b)In February 2024, we repurchased and cancelled $220 million original principal amount of the Convertible Notes at a weighted average redemption price of 99.5%. In addition, we unwound approximately $102 million of the Convertible Notes Capped Calls for immaterial value on settlement.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
Maturities of Debt
Maturities of our debt as of September 30, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2025 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2025 (remainder of year)	$88.0	$69.8	$25.7	$0.7	$184.2
2026	248.7	20.5	—	1.4	270.6
2027	12.1	1,162.9	—	0.7	1,175.7
2028	490.5	620.6	—	—	1,111.1
2029	595.3	820.7	—	—	1,416.0
2030	9.8	213.5	—	—	223.3
Thereafter	3,463.3	32.3	482.5	—	3,978.1
Total debt maturities	4,907.7	2,940.3	508.2	2.8	8,359.0
Premiums, discounts and deferred financing costs, net	(45.5)	(25.8)	(11.7)	—	(83.0)
Total debt	$4,862.2	$2,914.5	$496.5	$2.8	$8,276.0
Current portion	$335.5	$88.2	$25.7	$1.6	$451.0
Non-current portion	$4,526.7	$2,826.3	$470.8	$1.2	$7,825.0
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
(11)    Unfulfilled Performance Obligations
We enter into certain long-term capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time. We assess whether prepaid capacity contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid capacity contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2025, we have approximately $250 million of unfulfilled performance obligations relating to our long-term capacity contracts, primarily subsea contracts, that generally will be recognized as revenue over an average remaining life of three years.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
During the three months ended September 30, 2025, we exercised some of our rights pursuant to the capped call option contracts, which resulted in 0.3 million shares being effectively repurchased and reflected in Treasury Stock at September 30, 2025. During the nine months ended September 30, 2024, we repurchased 4 million and 8 million Class A and Class C common shares, respectively. At September 30, 2025, the remaining amount authorized for share repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
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
Income tax benefit was $4 million and $146 million during the three months ended September 30, 2025 and 2024, respectively, and $151 million and $177 million during the nine months ended September 30, 2025 and 2024, respectively. This represents an effective income tax rate of 34.7% and (25.3)% for the three months ended September 30, 2025 and 2024, respectively, and (22.3%) and (27.4%) for the nine months ended September 30, 2025 and 2024, respectively, including items treated discretely.
For the three months ended September 30, 2025, the income tax benefit attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net decreases in valuation allowances, permanent differences, such as non-taxable income, net favorable return-to-provision adjustments, and changes in uncertain tax positions. These beneficial effects were partially offset by the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, permanent differences, such as non-deductible expenses and our estimate of global minimum tax.
For the nine months ended September 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of jurisdictional rate differences, changes in uncertain tax positions, net favorable return-to-provision adjustments, and permanent differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of net increases in valuation allowances, the inclusion of withholding taxes on cross-border payments, permanent differences such as non-deductible expenses, and our estimate of global minimum tax.
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
September 30, 2025
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions, except per share amounts
Numerator:
Basic EPS computation:
Net earnings (loss) attributable to Liberty Latin America shareholders – basic and diluted	$3.3	$(435.8)	$(556.4)	$(479.0)

Denominator:
Basic EPS computation:
Weighted average shares – basic and diluted (a)	200.2	196.4	199.2	199.0
Diluted EPS computation:
Incremental shares attributable to the release of SARs, and RSUs upon vesting, the LTVP and the ESPP (treasury stock method)	7.5	—	—	—
Weighted average shares - diluted (b)	207.7	196.4	199.2	199.0

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America shareholders	$0.02	$(2.22)	$(2.79)	$(2.41)
(a)During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at September 30, 2025 and 2024 of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	Three months ended September 30,	Nine months ended September 30,
	2024	2025	2024
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	42.4	45.0	42.4
Outstanding PSUs and PSARs	8.6	8.6	8.6
LTVP and ESPP	4.1	5.8	4.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
(b)We reported net earnings attributable to Liberty Latin America shareholders during the three months ended September 30, 2025. The following table sets forth items for the three months ended September 30, 2025 that have been excluded from our computation of diluted EPS because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria (in millions):

Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	38.6
Outstanding PSUs and PSARs	8.5
LTVP and ESPP	5.8
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
As of September 30, 2025, our operating segments, which are also our reportable segments, are as follows:
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
Adjusted OIBDA is the primary measure used by our CODM, our Chief Executive Officer, to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to determine how to allocate

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Total reportable segment Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.
The amounts presented below represent 100% of the revenue and Adjusted OIBDA of each of our reportable segments. As we have the ability to control certain subsidiaries that are not wholly-owned, we include 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of (i) certain subsidiaries of (a) C&W and (b) Liberty Puerto Rico and (ii) Liberty Costa Rica are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Liberty Caribbean	$368.8	$359.5	$1,099.0	$1,092.0
C&W Panama	199.1	188.0	553.4	554.4
Liberty Networks	116.7	109.9	341.7	337.5
Liberty Puerto Rico	298.2	308.2	897.9	944.0
Liberty Costa Rica	154.5	145.5	464.0	445.0
Total reportable segment revenue	1,137.3	1,111.1	3,356.0	3,372.9
Corporate	3.5	4.5	11.2	15.5
Intersegment eliminations	(28.3)	(26.4)	(84.5)	(81.8)
Consolidated revenue	$1,112.5	$1,089.2	$3,282.7	$3,306.6

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Liberty Caribbean	$172.5	$157.7	$519.6	$465.3
C&W Panama	71.8	68.7	205.0	190.3
Liberty Networks	65.2	59.3	183.9	181.6
Liberty Puerto Rico	95.5	88.2	264.0	228.4
Liberty Costa Rica	56.4	50.8	169.3	162.5
Total reportable segment Adjusted OIBDA	$461.4	$424.7	$1,341.8	$1,228.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Total reportable segment Adjusted OIBDA	$461.4	$424.7	$1,341.8	$1,228.1
Corporate Adjusted OIBDA (a)	(28.0)	(21.6)	(86.8)	(61.7)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(15.0)	(15.9)	(62.3)	(58.9)
Depreciation and amortization	(213.6)	(245.4)	(659.9)	(729.9)
Impairment, restructuring and other operating items, net	(17.3)	(521.4)	(550.2)	(553.6)
Operating income (loss)	187.5	(379.6)	(17.4)	(176.0)
Interest expense	(164.3)	(159.2)	(488.0)	(471.3)
Realized and unrealized gains (losses) on derivative instruments, net	(9.6)	(31.3)	(97.2)	39.0
Foreign currency transaction losses, net	(8.8)	(7.6)	(46.0)	(30.7)
Losses on debt extinguishments, net	—	—	(14.4)	(0.3)
Other income (expense), net	7.0	2.9	(13.6)	(3.7)
Earnings (loss) before income taxes	$11.8	$(574.8)	$(676.6)	$(643.0)
(a)Represents the Adjusted OIBDA of our corporate operations, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Programming and copyright	$54.4	$58.5	$169.5	$179.0
Interconnect	66.6	69.0	199.5	206.8
Equipment	79.5	73.2	243.1	224.7
Project-related and other	47.1	31.2	100.5	106.9
Total programming and other direct costs of services	$247.6	$231.9	$712.6	$717.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Personnel and contract labor	$135.6	$141.5	$423.0	$441.5
Network-related	51.9	59.2	161.4	186.8
Service-related	62.4	63.3	183.7	200.4
Commercial	45.2	46.1	135.5	146.0
Facility, provision, franchise and other	136.4	144.1	411.5	448.1
Share-based compensation and other Employee Incentive Plan-related expense	15.0	15.9	62.3	58.9
Total other operating costs and expenses (a)	$446.5	$470.1	$1,377.4	$1,481.7
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

	Nine months ended September 30,
	2025	2024
	in millions
Liberty Caribbean	$136.9	$150.6
C&W Panama	64.7	74.9
Liberty Networks	50.1	36.2
Liberty Puerto Rico	94.1	135.8
Liberty Costa Rica	56.2	55.3
Corporate	17.8	32.4
Total property and equipment additions	419.8	485.2
Assets acquired under capital-related vendor financing arrangements	(88.9)	(117.5)
Changes in current liabilities related to capital expenditures and other	27.3	9.0
Total capital expenditures, net	$358.2	$376.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)
Revenue by Geographic Market
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Puerto Rico	$280.8	$292.7	$846.5	$897.8
Panama	198.4	187.2	551.2	552.2
Costa Rica	154.4	145.6	463.3	444.2
Jamaica	107.8	103.1	317.8	308.4
Networks & LatAm (a)	93.8	87.5	272.4	270.1
The Bahamas	47.0	47.9	144.7	154.8
Trinidad and Tobago	37.4	39.0	112.4	117.1
Barbados	41.7	41.4	124.5	121.8
Other (b)	151.2	144.8	449.9	440.2
Total	$1,112.5	$1,089.2	$3,282.7	$3,306.6
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Three months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$124.8	$31.0	$—	$117.3	$31.9	$—	$—	$305.0
Non-subscription revenue	5.9	1.2	—	5.9	9.9	—	—	22.9
Total residential fixed revenue	130.7	32.2	—	123.2	41.8	—	—	327.9
Residential mobile revenue:
Service revenue	90.0	71.7	—	74.5	72.5	—	—	308.7
Interconnect, inbound roaming, equipment sales and other (b)	20.9	16.5	—	47.5	24.7	3.1	—	112.7
Total residential mobile revenue	110.9	88.2	—	122.0	97.2	3.1	—	421.4
Total residential revenue	241.6	120.4	—	245.2	139.0	3.1	—	749.3
B2B revenue (c)	127.2	78.7	116.7	45.5	15.5	0.4	(28.3)	355.7
Other revenue	—	—	—	7.5	—	—	—	7.5
Total	$368.8	$199.1	$116.7	$298.2	$154.5	$3.5	$(28.3)	$1,112.5
(a)Included in this amount is $23 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $59 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Three months ended September 30, 2024
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
(a)Included in this amount is $22 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $47 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $6 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Nine months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$372.0	$90.8	$—	$354.2	$97.1	$—	$—	$914.1
Non-subscription revenue	15.9	3.8	—	17.6	29.0	—	—	66.3
Total residential fixed revenue	387.9	94.6	—	371.8	126.1	—	—	980.4
Residential mobile revenue:
Service revenue	268.4	213.9	—	231.7	216.3	—	—	930.3
Interconnect, inbound roaming, equipment sales and other (b)	62.0	47.8	—	142.3	72.4	9.8	—	334.3
Total residential mobile revenue	330.4	261.7	—	374.0	288.7	9.8	—	1,264.6
Total residential revenue	718.3	356.3	—	745.8	414.8	9.8	—	2,245.0
B2B revenue (c)	380.7	197.1	341.7	132.3	49.2	1.4	(84.5)	1,017.9
Other revenue	—	—	—	19.8	—	—	—	19.8
Total	$1,099.0	$553.4	$341.7	$897.9	$464.0	$11.2	$(84.5)	$3,282.7
(a)Included in this amount is $69 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $176 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $19 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Nine months ended September 30, 2024
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
(a)Included in this amount is $67 million of revenue earned from sales to other segments of Liberty Latin America.
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
September 30, 2025
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

	Three months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$15.8	$5.1	$—	$23.7	$9.8	$—	$—	$54.4
Interconnect	14.9	15.5	13.8	21.4	5.4	—	(4.4)	66.6
Equipment	8.2	14.2	0.3	37.9	18.9	—	—	79.5
Project-related and other	15.4	30.3	5.0	0.6	—	—	(4.2)	47.1
Total programming and other direct costs of services	54.3	65.1	19.1	83.6	34.1	—	(8.6)	247.6
Personnel and contract labor	47.6	18.3	12.5	34.0	8.4	14.4	0.4	135.6
Network-related	30.1	11.1	10.8	9.3	9.8	—	(19.2)	51.9
Service-related	17.8	5.5	3.2	19.6	6.1	10.7	(0.5)	62.4
Commercial	8.1	9.2	0.4	11.9	15.7	—	(0.1)	45.2
Facility, provision, franchise and other	38.4	18.1	5.5	44.3	24.0	6.4	(0.3)	136.4
Total significant other operating costs and expenses	142.0	62.2	32.4	119.1	64.0	31.5	(19.7)	431.5
Total significant expenses	$196.3	$127.3	$51.5	$202.7	$98.1	$31.5	$(28.3)	$679.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Three months ended September 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$16.2	$5.4	$—	$26.9	$9.4	$—	$0.6	$58.5
Interconnect	17.3	16.5	12.4	20.7	6.6	—	(4.5)	69.0
Equipment	11.3	14.9	—	31.8	15.2	—	—	73.2
Project-related and other	10.1	21.4	2.8	0.9	0.7	—	(4.7)	31.2
Total programming and other direct costs of services	54.9	58.2	15.2	80.3	31.9	—	(8.6)	231.9
Personnel and contract labor	50.5	19.7	11.4	39.3	8.3	13.1	(0.8)	141.5
Network-related	32.8	13.5	12.3	7.6	9.6	—	(16.6)	59.2
Service-related	16.9	5.1	2.1	27.5	6.2	6.5	(1.0)	63.3
Commercial	10.1	6.9	0.2	12.8	16.1	—	—	46.1
Facility, provision, franchise and other	36.6	15.9	9.4	52.5	22.6	6.5	0.6	144.1
Total significant other operating costs and expenses	146.9	61.1	35.4	139.7	62.8	26.1	(17.8)	454.2
Total significant expenses	$201.8	$119.3	$50.6	$220.0	$94.7	$26.1	$(26.4)	$686.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Nine months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$47.9	$15.5	$—	$77.7	$28.4	$—	$—	$169.5
Interconnect	44.9	48.4	40.5	62.4	17.3	—	(14.0)	199.5
Equipment	27.8	45.0	0.6	114.6	55.1	—	—	243.1
Project-related and other	39.3	56.1	14.2	1.9	1.2	—	(12.2)	100.5
Total programming and other direct costs of services	159.9	165.0	55.3	256.6	102.0	—	(26.2)	712.6
Personnel and contract labor	144.7	54.1	38.3	109.6	25.5	49.6	1.2	423.0
Network-related	90.3	35.7	35.2	26.4	30.2	—	(56.4)	161.4
Service-related	50.8	14.9	8.5	63.6	18.8	29.9	(2.8)	183.7
Commercial	25.1	26.3	1.6	35.3	47.2	—	—	135.5
Facility, provision, franchise and other	108.6	52.4	18.9	142.4	71.0	18.5	(0.3)	411.5
Total significant other operating costs and expenses	419.5	183.4	102.5	377.3	192.7	98.0	(58.3)	1,315.1
Total significant expenses	$579.4	$348.4	$157.8	$633.9	$294.7	$98.0	$(84.5)	$2,027.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2025
(unaudited)

	Nine months ended September 30, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$51.1	$16.8	$—	$83.1	$28.0	$—	$—	$179.0
Interconnect	50.8	51.6	36.6	59.3	22.0	—	(13.5)	206.8
Equipment	36.6	36.0	0.2	106.6	45.3	—	—	224.7
Project-related and other	30.6	71.3	12.2	3.5	1.2	—	(11.9)	106.9
Total programming and other direct costs of services	169.1	175.7	49.0	252.5	96.5	—	(25.4)	717.4
Personnel and contract labor	153.2	60.6	36.1	128.1	24.1	39.4	—	441.5
Network-related	101.8	39.9	35.7	32.2	30.4	—	(53.2)	186.8
Service-related	49.8	14.5	6.4	96.8	19.1	16.8	(3.0)	200.4
Commercial	32.6	23.5	1.3	41.5	47.1	—	—	146.0
Facility, provision, franchise and other	120.2	49.9	27.4	164.5	65.3	21.0	(0.2)	448.1
Total significant other operating costs and expenses	457.6	188.4	106.9	463.1	186.0	77.2	(56.4)	1,422.8
Total significant expenses	$626.7	$364.1	$155.9	$715.6	$282.5	$77.2	$(81.8)	$2,140.2

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2025 and 2024.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of September 30, 2025.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; changes in competitive, regulatory and economic factors; changes to international trade and tariff policies and related impacts; the recovery by our Puerto Rico operations; the transaction with Millicom to combine our respective Costa Rica operations; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; interest rate risks; credit risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; the impact of Hurricane Melissa on our business and operations; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2024 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
At September 30, 2025, we (i) owned and operated fixed networks that passed 4,812,600 homes and served 3,978,800 RGUs, comprising 1,807,900 broadband internet subscribers, 1,255,100 fixed-line telephony subscribers and 915,800 video subscribers and (ii) served 6,682,700 mobile subscribers.
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
Hurricane Melissa
In October 2025, Hurricane Melissa primarily impacted our Jamaican operations, and to a much lesser extent certain other operations within Liberty Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructures in these markets. In connection with Hurricane Melissa, we anticipate adverse impacts to revenue and RGUs, Adjusted OIBDA, long-lived asset impairments and property and equipment additions for the remainder of 2025. We are currently unable to estimate how much Hurricane Melissa will impact these measures for the rest of 2025 or for 2026 periods. The impacts will be based on certain factors, such as when power is fully restored to the impacted areas.
Hurricane Melissa triggered the Weather Derivatives and we expect to receive net third-party proceeds during the fourth quarter of 2025. We are still in the process of assessing the impact of Hurricane Melissa on our homes passed and subscriber counts.
Transactions
Costa Rica Transactions
On August 1, 2024, we announced that we entered into an agreement with Millicom to combine our respective operations in Costa Rica. Under the terms of the all-stock agreement, Liberty Latin America and our minority partner in Costa Rica will hold an approximate 86% interest, and Millicom will hold an approximate 14% interest in the joint operations, with final ownership percentages to be confirmed at closing. The transaction is subject to customary closing conditions, including regulatory authorizations.
On September 11, 2025, SUTEL, the Costa Rican telecommunications regulator, issued a resolution prohibiting the transaction, determining that the potential negative effects could not be mitigated by the commitments proposed by the parties, nor by any additional conditions that SUTEL could establish. This outcome was unexpected, as the parties had worked closely with SUTEL’s staff throughout the review process to design remedies that they strongly believe addressed any potential competition concerns identified by the regulator. On October 22, 2025, the parties filed an appeal seeking to overturn SUTEL’s decision and requesting a new assessment of the proposed remedies. A response from SUTEL is expected by mid-November 2025.

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
LPR Acquisition
During November 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million is due in four annual installments. We paid $95 million on the closing date, September 3, 2024, $72 million is currently due, and $45 million and $40 million will become due on September 3 of 2026 and 2027, respectively.
Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2025 and 2024 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.
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
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Revenue	$1,112.5	$1,089.2	$23.3	$3.7	$6.2	$13.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	247.6	231.9	15.7	0.7	4.1	10.9
Other operating costs and expenses	446.5	470.1	(23.6)	2.1	0.8	(26.5)
Depreciation and amortization	213.6	245.4	(31.8)	0.7	—	(32.5)
Impairment, restructuring and other operating items, net	17.3	521.4	(504.1)	—	—	(504.1)
	925.0	1,468.8	(543.8)	3.5	4.9	(552.2)
Operating income (loss)	$187.5	$(379.6)	$567.1	$0.2	$1.3	$565.6

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Revenue	$3,282.7	$3,306.6	$(23.9)	$2.3	$25.2	$(51.4)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	712.6	717.4	(4.8)	0.6	17.8	(23.2)
Other operating costs and expenses	1,377.4	1,481.7	(104.3)	1.4	5.5	(111.2)
Depreciation and amortization	659.9	729.9	(70.0)	0.6	—	(70.6)
Impairment, restructuring and other operating items, net	550.2	553.6	(3.4)	—	—	(3.4)
	3,300.1	3,482.6	(182.5)	2.6	23.3	(208.4)
Operating loss	$(17.4)	$(176.0)	$158.6	$(0.3)	$1.9	$157.0
As reflected in the tables above, we reported operating income (loss) for the three months ended September 30, 2025 and 2024, respectively. We reported operating losses for the nine months ended September 30, 2025 and 2024. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.

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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Operating income (loss)	$187.5	$(379.6)	$(17.4)	$(176.0)
Share-based compensation and other Employee Incentive Plan-related expense	15.0	15.9	62.3	58.9
Depreciation and amortization	213.6	245.4	659.9	729.9
Impairment, restructuring and other operating items, net	17.3	521.4	550.2	553.6
Consolidated Adjusted OIBDA	$433.4	$403.1	$1,255.0	$1,166.4
The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
September 30, 2024	$157.7	$68.7	$59.3	$88.2	$50.8	$(21.6)	$—	$403.1
Organic changes related to:
Revenue	11.4	11.1	6.3	(16.2)	3.7	(1.0)	(1.9)	13.4
Programming and other direct costs	0.2	(6.9)	(3.8)	0.8	(1.0)	—	(0.2)	(10.9)
Other operating costs and expenses	4.4	(1.1)	3.3	21.4	0.9	(5.4)	2.1	25.6
Non-organic changes related to:
FX	(1.2)	—	0.1	—	2.0	—	—	0.9
An acquisition	—	—	—	1.3	—	—	—	1.3
September 30, 2025	$172.5	$71.8	$65.2	$95.5	$56.4	$(28.0)	$—	$433.4

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ending:
September 30, 2024	$465.3	$190.3	$181.6	$228.4	$162.5	$(61.7)	$—	$1,166.4
Organic changes related to:
Revenue	12.5	(1.0)	6.6	(71.3)	8.8	(4.3)	(2.7)	(51.4)
Programming and other direct costs	8.2	10.7	(6.8)	13.7	(3.2)	—	0.6	23.2
Other operating costs and expenses	36.6	5.0	2.9	91.3	(2.5)	(20.8)	2.1	114.6
Non-organic changes related to:
FX	(3.0)	—	(0.4)	—	3.7	—	—	0.3
An acquisition	—	—	—	1.9	—	—	—	1.9
September 30, 2025	$519.6	$205.0	$183.9	$264.0	$169.3	$(86.8)	$—	$1,255.0
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	%
Liberty Caribbean	46.8	43.9	47.3	42.6
C&W Panama	36.1	36.5	37.0	34.3
Liberty Networks	55.9	54.0	53.8	53.8
Liberty Puerto Rico	32.0	28.6	29.4	24.2
Liberty Costa Rica	36.5	34.9	36.5	36.5
Adjusted OIBDA Margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. We incurred aggregate integration costs during the three and nine months ended September 30, 2024 of $1 million and $17 million, respectively, within our Liberty Puerto Rico segment.
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Liberty Caribbean	$368.8	$359.5	$9.3	$(2.1)	$—	$11.4
C&W Panama	199.1	188.0	11.1	—	—	11.1
Liberty Networks	116.7	109.9	6.8	0.5	—	6.3
Liberty Puerto Rico	298.2	308.2	(10.0)	—	6.2	(16.2)
Liberty Costa Rica	154.5	145.5	9.0	5.3	—	3.7
Corporate	3.5	4.5	(1.0)	—	—	(1.0)
Intersegment eliminations	(28.3)	(26.4)	(1.9)	—	—	(1.9)
Total	$1,112.5	$1,089.2	$23.3	$3.7	$6.2	$13.4

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Liberty Caribbean	$1,099.0	$1,092.0	$7.0	$(5.5)	$—	$12.5
C&W Panama	553.4	554.4	(1.0)	—	—	(1.0)
Liberty Networks	341.7	337.5	4.2	(2.4)	—	6.6
Liberty Puerto Rico	897.9	944.0	(46.1)	—	25.2	(71.3)
Liberty Costa Rica	464.0	445.0	19.0	10.2	—	8.8
Corporate	11.2	15.5	(4.3)	—	—	(4.3)
Intersegment eliminations	(84.5)	(81.8)	(2.7)	—	—	(2.7)
Total	$3,282.7	$3,306.6	$(23.9)	$2.3	$25.2	$(51.4)

Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$124.8	$119.1	$5.7	5
Non-subscription revenue	5.9	5.8	0.1	2
Total residential fixed revenue	130.7	124.9	5.8	5
Residential mobile revenue:
Service revenue	90.0	91.1	(1.1)	(1)
Interconnect, inbound roaming, equipment sales and other	20.9	18.1	2.8	15
Total residential mobile revenue	110.9	109.2	1.7	2
Total residential revenue	241.6	234.1	7.5	3
B2B revenue	127.2	125.4	1.8	1
Total	$368.8	$359.5	$9.3	3

	Nine months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$372.0	$364.7	$7.3	2
Non-subscription revenue	15.9	20.5	(4.6)	(22)
Total residential fixed revenue	387.9	385.2	2.7	1
Residential mobile revenue:
Service revenue	268.4	262.9	5.5	2
Interconnect, inbound roaming, equipment sales and other	62.0	56.4	5.6	10
Total residential mobile revenue	330.4	319.3	11.1	3
Total residential revenue	718.3	704.5	13.8	2
B2B revenue	380.7	387.5	(6.8)	(2)
Total	$1,099.0	$1,092.0	$7.0	1

The details of the changes in Liberty Caribbean’s revenue during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Nine-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(2.3)	$(7.3)
ARPU (b)	8.7	16.3
Increase (decrease) in residential fixed non-subscription revenue (c)	0.1	(4.5)
Total increase in residential fixed revenue	6.5	4.5
Increase (decrease) in residential mobile service revenue (d)	(0.5)	7.2
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	3.0	5.9
Increase (decrease) in B2B revenue (f)	2.4	(5.1)
Total organic increase	11.4	12.5
Impact of FX	(2.1)	(5.5)
Total	$9.3	$7.0
(a)The decreases are due to lower average video and fixed-line telephony RGUs.
(b)The increases are primarily due to higher ARPU on broadband internet services due to the impact of Hurricane Beryl-related credits in the prior year and price increases in certain markets.
(c)The decrease for the nine-month comparison is mainly due to lower interconnect revenue attributable to lower traffic on our networks.
(d)The increase for the nine-month comparison is primarily attributable to the net effect of (i) an increase in prepaid mobile ARPU mainly resulting from price increases in Jamaica during the first quarter of 2024 and 2025, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower average number of prepaid mobile subscribers due in part to fixed-mobile convergence efforts and churn associated with price increases.
(e)The increases are primarily due to higher volumes of handset sales and inbound roaming.
(f)The increase for the three-month comparison is mainly due to (i) higher project-related revenue in some of our markets and (ii) increase in revenue from managed services, mostly related to growth in broadband internet that was partially offset by a decline in fixed-line telephony. The decrease for the nine-month comparison is mainly attributable to the net impact of (i) lower project-related revenue, primarily in our Bahamas and Cayman Islands markets, (ii) increase in revenue from managed services, mostly related to growth in broadband internet that was partially offset by a decline in fixed-line telephony, and (iii) increase in revenue from mobile services due to strong performance in some of our markets.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$31.0	$31.2	$(0.2)	(1)
Non-subscription revenue	1.2	1.2	—	—
Total residential fixed revenue	32.2	32.4	(0.2)	(1)
Residential mobile revenue:
Service revenue	71.7	70.5	1.2	2
Interconnect, inbound roaming, equipment sales and other	16.5	16.0	0.5	3
Total residential mobile revenue	88.2	86.5	1.7	2
Total residential revenue	120.4	118.9	1.5	1
B2B revenue	78.7	69.1	9.6	14
Total	$199.1	$188.0	$11.1	6

	Nine months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$90.8	$91.7	$(0.9)	(1)
Non-subscription revenue	3.8	3.6	0.2	6
Total residential fixed revenue	94.6	95.3	(0.7)	(1)
Residential mobile revenue:
Service revenue	213.9	200.2	13.7	7
Interconnect, inbound roaming, equipment sales and other	47.8	43.0	4.8	11
Total residential mobile revenue	261.7	243.2	18.5	8
Total residential revenue	356.3	338.5	17.8	5
B2B revenue	197.1	215.9	(18.8)	(9)
Total	$553.4	$554.4	$(1.0)	—

The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Nine-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.6	$4.6
ARPU (b)	(1.8)	(5.5)
Increase in residential fixed non-subscription revenue	—	0.2
Total decrease in residential fixed revenue	(0.2)	(0.7)
Increase in residential mobile service revenue (c)	1.2	13.7
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	0.5	4.8
Increase (decrease) in B2B revenue (e)	9.6	(18.8)
Total	$11.1	$(1.0)
(a)The increases are primarily due to the effect of higher average broadband internet RGUs.
(b)The decreases are primarily due to lower ARPU from fixed-line telephony and video services, mainly due to (i) higher discounts driven by competitive market conditions and (ii) the migration of customers to lower ARPU plans.
(c)The increases are primarily due to higher average postpaid and prepaid mobile subscribers, driven in part by the addition of customers to our base following the exit of a competitor from our market during the first quarter of 2024.
(d)The increases are primarily due to higher volumes of handset sales at higher unit prices.
(e)The increase for the three-month comparison is mainly due to higher revenue from government-related projects. The decrease in the nine-month comparison is primarily attributable to lower project-related revenue, including delays in certain 2025 projects. Additionally, the three and nine-month comparisons were negatively impacted by lower revenue from fixed and managed services, primarily related to lower out-of-plan usage on fixed B2B voice customers.

Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended September 30,		Increase
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$34.1	$31.7	$2.4	8
Wholesale revenue	82.6	78.2	4.4	6
Total	$116.7	$109.9	$6.8	6

	Nine months ended September 30,		Increase
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$100.1	$98.4	$1.7	2
Wholesale revenue	241.6	239.1	2.5	1
Total	$341.7	$337.5	$4.2	1
The details of the changes in Liberty Networks’ revenue during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Nine-month comparison
	in millions
Increase in enterprise revenue (a)	$1.0	$3.2
Increase in wholesale revenue (b)	5.3	3.4
Total organic increase	6.3	6.6
Impact of FX	0.5	(2.4)
Total	$6.8	$4.2
(a)The increases are primarily attributable to the net effect of (i) growth in managed services, (ii) higher B2B connectivity revenue and (iii) for the nine-month comparison, lower revenue associated with sales-type leases on CPE.
(b)The increases are primarily due to the net effect of (i) higher sub-sea capacity revenue, (ii) for the nine-month comparison, lower revenue associated with the recognition of deferred revenue and penalties upon the termination of a prepaid capacity contract during the second quarter of 2024, (iii) an increase in equipment sales, and (iv) lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in prior periods.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$117.3	$117.0	$0.3	—
Non-subscription revenue	5.9	5.9	—	—
Total residential fixed revenue	123.2	122.9	0.3	—
Residential mobile revenue:
Service revenue	74.5	82.7	(8.2)	(10)
Interconnect, inbound roaming, equipment sales and other	47.5	42.3	5.2	12
Total residential mobile revenue	122.0	125.0	(3.0)	(2)
Total residential revenue	245.2	247.9	(2.7)	(1)
B2B revenue	45.5	54.1	(8.6)	(16)
Other revenue	7.5	6.2	1.3	21
Total	$298.2	$308.2	$(10.0)	(3)

	Nine months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$354.2	$357.2	$(3.0)	(1)
Non-subscription revenue	17.6	16.9	0.7	4
Total residential fixed revenue	371.8	374.1	(2.3)	(1)
Residential mobile revenue:
Service revenue	231.7	254.9	(23.2)	(9)
Interconnect, inbound roaming, equipment sales and other	142.3	130.7	11.6	9
Total residential mobile revenue	374.0	385.6	(11.6)	(3)
Total residential revenue	745.8	759.7	(13.9)	(2)
B2B revenue	132.3	162.7	(30.4)	(19)
Other revenue	19.8	21.6	(1.8)	(8)
Total	$897.9	$944.0	$(46.1)	(5)

The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Nine-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(6.5)	$(12.8)
ARPU (b)	6.8	9.8
Increase in residential fixed non-subscription revenue	—	0.7
Total increase (decrease) in residential fixed revenue	0.3	(2.3)
Decrease in residential mobile service revenue (c)	(13.1)	(47.1)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	3.9	10.3
Decrease in B2B revenue (e)	(8.6)	(30.4)
Increase (decrease) in other revenue	1.3	(1.8)
Total organic decrease	(16.2)	(71.3)
Impact of an acquisition	6.2	25.2
Total	$(10.0)	$(46.1)
(a)The decreases are primarily attributable to lower average broadband internet and video RGUs. The nine-month comparison is negatively impacted in part by the termination of a government-sponsored program during the second quarter of 2024.
(b)The increases are primarily due to higher ARPU from broadband internet and video services, mainly due to price increases. The increases also include the impact of credits issued to customers prior year following Hurricane Ernesto, which impacted Puerto Rico in August 2024.
(c)The decreases are primarily due to the negative impacts from the migration of customers to our mobile network and network challenges in 2024, which caused a decline in the average number of postpaid mobile subscribers and lower postpaid mobile ARPU.
(d)The increases are primarily driven by higher equipment sales and inbound roaming revenue.
(e)The decreases are primarily attributable to lower revenue from mobile services due mostly to (i) the negative impacts from the migration of customers to our mobile network in 2024, which caused declines in the average number of mobile subscribers and lower mobile ARPU, and (ii) for the nine-month comparison, the termination of a government-sponsored program at the start of the second quarter of 2024.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$31.9	$33.5	$(1.6)	(5)
Non-subscription revenue	9.9	7.6	2.3	30
Total residential fixed revenue	41.8	41.1	0.7	2
Residential mobile revenue:
Service revenue	72.5	68.0	4.5	7
Interconnect, inbound roaming, equipment sales and other	24.7	19.8	4.9	25
Total residential mobile revenue	97.2	87.8	9.4	11
Total residential revenue	139.0	128.9	10.1	8
B2B revenue	15.5	16.6	(1.1)	(7)
Total	$154.5	$145.5	$9.0	6

	Nine months ended September 30,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$97.1	$103.6	$(6.5)	(6)
Non-subscription revenue	29.0	25.2	3.8	15
Total residential fixed revenue	126.1	128.8	(2.7)	(2)
Residential mobile revenue:
Service revenue	216.3	204.3	12.0	6
Interconnect, inbound roaming, equipment sales and other	72.4	62.5	9.9	16
Total residential mobile revenue	288.7	266.8	21.9	8
Total residential revenue	414.8	395.6	19.2	5
B2B revenue	49.2	49.4	(0.2)	—
Total	$464.0	$445.0	$19.0	4

The details of the changes in Liberty Costa Rica’s revenue during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month comparison	Nine-month comparison
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.5	$5.4
ARPU (b)	(4.3)	(14.1)
Increase in residential fixed non-subscription revenue (c)	2.0	3.1
Total decrease in residential fixed revenue	(0.8)	(5.6)
Increase in residential mobile service revenue (d)	1.9	7.2
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	4.1	8.4
Decrease in B2B revenue	(1.5)	(1.2)
Total organic increase	3.7	8.8
Impact of FX	5.3	10.2
Total	$9.0	$19.0
(a)The increases are primarily driven by higher average broadband internet and video RGUs.
(b)The decreases are primarily attributable to lower ARPU from video services and, to a lesser extent, from broadband internet and fixed-line telephony services.
(c)The increase is primarily attributable to higher volumes of CPE sales.
(d)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers and (ii) lower prepaid and postpaid mobile ARPU.
(e)The increases are primarily attributable to the net effect of (i) higher equipment sales, mainly driven by higher volumes, and (ii) decreases in interconnect revenue, driven by lower local traffic.
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

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Programming and copyright	$54.4	$58.5	$(4.1)	$0.1	$—	$(4.2)
Interconnect	66.6	69.0	(2.4)	—	3.0	(5.4)
Equipment	79.5	73.2	6.3	0.6	1.1	4.6
Project-related and other	47.1	31.2	15.9	—	—	15.9
Total programming and other direct costs of services	$247.6	$231.9	$15.7	$0.7	$4.1	$10.9

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Programming and copyright	$169.5	$179.0	$(9.5)	$0.3	$—	$(9.8)
Interconnect	199.5	206.8	(7.3)	(0.3)	12.2	(19.2)
Equipment	243.1	224.7	18.4	1.1	5.6	11.7
Project-related and other	100.5	106.9	(6.4)	(0.5)	—	(5.9)
Total programming and other direct costs of services	$712.6	$717.4	$(4.8)	$0.6	$17.8	$(23.2)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$15.8	$16.2	$(0.4)	$(0.2)	$(0.2)
Interconnect	14.9	17.3	(2.4)	(0.2)	(2.2)
Equipment	8.2	11.3	(3.1)	—	(3.1)
Project-related and other	15.4	10.1	5.3	—	5.3
Total programming and other direct costs of services	$54.3	$54.9	$(0.6)	$(0.4)	$(0.2)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$47.9	$51.1	$(3.2)	$(0.3)	$(2.9)
Interconnect	44.9	50.8	(5.9)	(0.4)	(5.5)
Equipment	27.8	36.6	(8.8)	(0.1)	(8.7)
Project-related and other	39.3	30.6	8.7	(0.2)	8.9
Total programming and other direct costs of services	$159.9	$169.1	$(9.2)	$(1.0)	$(8.2)
•Programming and copyright: The organic decreases are mainly due to the net effect of (i) lower video subscribers, (ii) an increase associated with a copyright claim, and (iii) lower rates resulting from the renegotiation of certain content agreements.
•Interconnect: The organic decreases are primarily due to (i) lower rates, including the renegotiation of a contract, and (ii) lower overall volumes of traffic.
•Equipment: The organic decreases are mainly due to (i) lower handset costs and (ii) lower B2B equipment costs.
•Project-related and other: The organic increases are due in large part to higher costs associated with incentives to customers in an effort to drive fixed-mobile convergence.

C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Programming and copyright	$5.1	$5.4	$(0.3)
Interconnect	15.5	16.5	(1.0)
Equipment	14.2	14.9	(0.7)
Project-related and other	30.3	21.4	8.9
Total programming and other direct costs of services	$65.1	$58.2	$6.9

	Nine months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Programming and copyright	$15.5	$16.8	$(1.3)
Interconnect	48.4	51.6	(3.2)
Equipment	45.0	36.0	9.0
Project-related and other	56.1	71.3	(15.2)
Total programming and other direct costs of services	$165.0	$175.7	$(10.7)
•Interconnect: The decreases are primarily due to lower volumes of traffic.
•Equipment: For the nine-month comparison, the increase is primarily attributable to higher volumes of handset sales to residential and B2B customers.
•Project-related and other: The increase for the three-month comparison is primarily related to government projects, whereas the decrease for the nine-month comparison reflects a lower level of government-related projects activity.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended September 30,		Increase	Increase from:
	2025	2024		FX	Organic
	in millions
Interconnect	$13.8	$12.4	$1.4	$0.1	$1.3
Equipment	0.3	—	0.3	—	0.3
Project-related and other	5.0	2.8	2.2	—	2.2
Total programming and other direct costs of services	$19.1	$15.2	$3.9	$0.1	$3.8

	Nine months ended September 30,		Increase	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Interconnect	$40.5	$36.6	$3.9	$(0.2)	$4.1
Equipment	0.6	0.2	0.4	—	0.4
Project-related and other	14.2	12.2	2.0	(0.3)	2.3
Total programming and other direct costs of services	$55.3	$49.0	$6.3	$(0.5)	$6.8
•Interconnect: The organic increases are primarily due to higher backhaul expenses.
•Project-related and other: The organic increases are primarily due to growth in managed services costs and higher licensing fees.
Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Programming and copyright	$23.7	$26.9	$(3.2)	$—	$(3.2)
Interconnect	21.4	20.7	0.7	3.0	(2.3)
Equipment	37.9	31.8	6.1	1.1	5.0
Project-related and other	0.6	0.9	(0.3)	—	(0.3)
Total programming and other direct costs of services	$83.6	$80.3	$3.3	$4.1	$(0.8)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Programming and copyright	$77.7	$83.1	$(5.4)	$—	$(5.4)
Interconnect	62.4	59.3	3.1	12.2	(9.1)
Equipment	114.6	106.6	8.0	5.6	2.4
Project-related and other	1.9	3.5	(1.6)	—	(1.6)
Total programming and other direct costs of services	$256.6	$252.5	$4.1	$17.8	$(13.7)
•Programming and copyright: The organic decreases primarily relate to the net effect of (i) lower subscriber counts and customers moving to lower cost product offerings, (ii) lower programmer fees resulting from contract renegotiations, and (iii) higher costs associated with rate increases.
•Interconnect: The organic decreases are primarily due to lower roaming and mobile network costs due to lower volume and better negotiated rates, and for the nine-month comparison, the expiration of the transition service agreement in 2024.
•Equipment: The organic increases are primarily due to the net effect of (i) higher handset sales, and (ii) for the nine-month comparison, a decrease associated with higher equipment credits for handset purchases.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$9.8	$9.4	$0.4	$0.4	$—
Interconnect	5.4	6.6	(1.2)	0.2	(1.4)
Equipment	18.9	15.2	3.7	0.6	3.1
Project-related and other	—	0.7	(0.7)	—	(0.7)
Total programming and other direct costs of services	$34.1	$31.9	$2.2	$1.2	$1.0

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$28.4	$28.0	$0.4	$0.7	$(0.3)
Interconnect	17.3	22.0	(4.7)	0.4	(5.1)
Equipment	55.1	45.3	9.8	1.2	8.6
Project-related and other	1.2	1.2	—	—	—
Total programming and other direct costs of services	$102.0	$96.5	$5.5	$2.3	$3.2
•Interconnect: The organic decreases are primarily driven by (i) lower volumes of traffic and (ii) for the nine-month comparison, a decrease in roaming.
•Equipment: The organic increases are primarily attributable to (i) higher handset unit costs and (ii) for the nine-month comparison, a higher volume of handset sales.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended September 30,		Decrease	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Personnel and contract labor	$135.6	$141.5	$(5.9)	$0.2	$—	$(6.1)
Network-related	51.9	59.2	(7.3)	0.4	—	(7.7)
Service-related	62.4	63.3	(0.9)	0.2	0.8	(1.9)
Commercial	45.2	46.1	(0.9)	0.5	—	(1.4)
Facility, provision, franchise and other	136.4	144.1	(7.7)	0.8	—	(8.5)
Share-based compensation and other Employee Incentive Plan-related expense	15.0	15.9	(0.9)	—	—	(0.9)
Total other operating costs and expenses	$446.5	$470.1	$(23.6)	$2.1	$0.8	$(26.5)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Personnel and contract labor	$423.0	$441.5	$(18.5)	$(0.8)	$—	$(17.7)
Network-related	161.4	186.8	(25.4)	—	—	(25.4)
Service-related	183.7	200.4	(16.7)	0.3	3.5	(20.5)
Commercial	135.5	146.0	(10.5)	0.9	2.0	(13.4)
Facility, provision, franchise and other	411.5	448.1	(36.6)	1.0	—	(37.6)
Share-based compensation and other Employee Incentive Plan-related expense	62.3	58.9	3.4	—	—	3.4
Total other operating costs and expenses	$1,377.4	$1,481.7	$(104.3)	$1.4	$5.5	$(111.2)

Liberty Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$47.6	$50.5	$(2.9)	$(0.2)	$(2.7)
Network-related	30.1	32.8	(2.7)	(0.2)	(2.5)
Service-related	17.8	16.9	0.9	—	0.9
Commercial	8.1	10.1	(2.0)	(0.1)	(1.9)
Facility, provision, franchise and other	38.4	36.6	1.8	—	1.8
Share-based compensation and other Employee Incentive Plan-related expense	3.0	4.0	(1.0)	—	(1.0)
Total other operating costs and expenses	$145.0	$150.9	$(5.9)	$(0.5)	$(5.4)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$144.7	$153.2	$(8.5)	$(0.5)	$(8.0)
Network-related	90.3	101.8	(11.5)	(0.5)	(11.0)
Service-related	50.8	49.8	1.0	—	1.0
Commercial	25.1	32.6	(7.5)	(0.2)	(7.3)
Facility, provision, franchise and other	108.6	120.2	(11.6)	(0.3)	(11.3)
Share-based compensation and other Employee Incentive Plan-related expense	9.8	12.1	(2.3)	—	(2.3)
Total other operating costs and expenses	$429.3	$469.7	$(40.4)	$(1.5)	$(38.9)
•Personnel and contract labor: The organic decreases are primarily due to lower headcount cost.
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
•Facility, provision, franchise and other: The organic increase for the three-month comparison is mainly due to the net effect of (i) an increase of bad debt expense (ii) the positive impact to the comparison associated with the Hurricane Beryl-related restoration cost in 2024 and (iii) positive impact associated to a favorable adjustment on a tax-related assessment at one of our markets during the third quarter of 2025. The organic decrease for the nine-month comparison is primarily due to (i) an increase of bad debt expense, (ii) the positive impact to the comparisons associated an unfavorable adjustment on a tax-related assessment at one of our markets during the second quarter of 2024, (iii) lower facility-related costs driven by cost savings initiatives, and (iv) the positive impact to the comparison associated with the Hurricane Beryl-related restoration cost incurred during 2024.

C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$18.3	$19.7	$(1.4)
Network-related	11.1	13.5	(2.4)
Service-related	5.5	5.1	0.4
Commercial	9.2	6.9	2.3
Facility, provision, franchise and other	18.1	15.9	2.2
Share-based compensation and other Employee Incentive Plan-related expense	1.2	1.2	—
Total other operating costs and expenses	$63.4	$62.3	$1.1

	Nine months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$54.1	$60.6	$(6.5)
Network-related	35.7	39.9	(4.2)
Service-related	14.9	14.5	0.4
Commercial	26.3	23.5	2.8
Facility, provision, franchise and other	52.4	49.9	2.5
Share-based compensation and other Employee Incentive Plan-related expense	5.2	5.6	(0.4)
Total other operating costs and expenses	$188.6	$194.0	$(5.4)
•Personnel and contract labor: The decreases are primarily due to (i) lower headcount levels following the execution of certain restructuring plans and (ii) lower commissions.
•Network-related:For the three-month comparison, the decrease is primarily due to lower maintenance costs and for the nine-month comparison the decrease is primarily due to lower power-related utility costs.
•Commercial: The increases are primarily due to higher commissions expense, in large part due to a shift from internal to external resources.
•Facility, provision, franchise and other: The increases are primarily due to higher bad debt expense.

Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$12.5	$11.4	$1.1	$0.2	$0.9
Network-related	10.8	12.3	(1.5)	0.1	(1.6)
Service-related	3.2	2.1	1.1	—	1.1
Commercial	0.4	0.2	0.2	—	0.2
Facility, provision, franchise and other	5.5	9.4	(3.9)	—	(3.9)
Share-based compensation and other Employee Incentive Plan-related expense	0.5	0.5	—	—	—
Total other operating costs and expenses	$32.9	$35.9	$(3.0)	$0.3	$(3.3)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$38.3	$36.1	$2.2	$(0.8)	$3.0
Network-related	35.2	35.7	(0.5)	(0.3)	(0.2)
Service-related	8.5	6.4	2.1	(0.1)	2.2
Commercial	1.6	1.3	0.3	—	0.3
Facility, provision, franchise and other	18.9	27.4	(8.5)	(0.3)	(8.2)
Share-based compensation and other Employee Incentive Plan-related expense	2.3	2.4	(0.1)	—	(0.1)
Total other operating costs and expenses	$104.8	$109.3	$(4.5)	$(1.5)	$(3.0)
•Personnel and contract labor: The organic increases are primarily related to higher salary and bonus-related expenses.
•Service-related: The organic increases are primarily due to higher outsourcing and software migration expenses.
•Facility, provision, franchise and other: The organic decreases are primarily due to lower bad debt expense, mostly associated with the negative impact of adjustments made for two large customers during the second and third quarters of 2024.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Personnel and contract labor	$34.0	$39.3	$(5.3)	$—	$(5.3)
Network-related	9.3	7.6	1.7	—	1.7
Service-related	19.6	27.5	(7.9)	0.8	(8.7)
Commercial	11.9	12.8	(0.9)	—	(0.9)
Facility, provision, franchise and other	44.3	52.5	(8.2)	—	(8.2)
Share-based compensation and other Employee Incentive Plan-related expense	2.1	1.0	1.1	—	1.1
Total other operating costs and expenses	$121.2	$140.7	$(19.5)	$0.8	$(20.3)

	Nine months ended September 30,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Personnel and contract labor	$109.6	$128.1	$(18.5)	$—	$(18.5)
Network-related	26.4	32.2	(5.8)	—	(5.8)
Service-related	63.6	96.8	(33.2)	3.5	(36.7)
Commercial	35.3	41.5	(6.2)	2.0	(8.2)
Facility, provision, franchise and other	142.4	164.5	(22.1)	—	(22.1)
Share-based compensation and other Employee Incentive Plan-related expense	4.7	5.4	(0.7)	—	(0.7)
Total other operating costs and expenses	$382.0	$468.5	$(86.5)	$5.5	$(92.0)
•Personnel and contract labor: The decreases are primarily due to (i) lower salaries and related personnel costs, driven by reductions in headcount associated with restructuring plans and (ii) increase to capitalized labor cost.
•Network-related: The increase for the three-month comparison is primarily due to higher network repairs and other costs. The organic decrease for the nine-month comparison is primarily due to the termination of a transition service agreement during the first half of 2024 offset by higher network repair and other costs during 2025.
•Service-related: The organic decreases are primarily due to (i) costs incurred during 2024 associated with (a) a transition service agreement that was terminated during 2024 and (b) service-related integration costs related to the migration of customers to our mobile network following the AT&T Acquisition, and (ii) decreases associated with lower information technology software costs.
•Commercial: The organic decreases are primarily driven by lower marketing and call center costs.
•Facility, provision, franchise and other: The decreases are primarily due to higher bad debt expense during the 2024 periods impacted by billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$8.4	$8.3	$0.1	$0.2	$(0.1)
Network-related	9.8	9.6	0.2	0.3	(0.1)
Service-related	6.1	6.2	(0.1)	0.2	(0.3)
Commercial	15.7	16.1	(0.4)	0.6	(1.0)
Facility, provision, franchise and other	24.0	22.6	1.4	0.8	0.6
Share-based compensation and other Employee Incentive Plan-related expense	0.4	0.4	—	—	—
Total other operating costs and expenses	$64.4	$63.2	$1.2	$2.1	$(0.9)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$25.5	$24.1	$1.4	$0.5	$0.9
Network-related	30.2	30.4	(0.2)	0.6	(0.8)
Service-related	18.8	19.1	(0.3)	0.4	(0.7)
Commercial	47.2	47.1	0.1	1.1	(1.0)
Facility, provision, franchise and other	71.0	65.3	5.7	1.6	4.1
Share-based compensation and other Employee Incentive Plan-related expense	1.6	1.1	0.5	—	0.5
Total other operating costs and expenses	$194.3	$187.1	$7.2	$4.2	$3.0
•Facility, provision, franchise and other: The organic increases are primarily due to (i) higher bad debt expense and (ii) to a lesser extent for the nine-month comparison, fines and penalties.
Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$14.4	$13.1	$1.3
Service-related	10.7	6.5	4.2
Facility, provision, franchise and other	6.4	6.5	(0.1)
Share-based compensation and other Employee Incentive Plan-related expense	7.8	8.8	(1.0)
Total other operating costs and expenses	$39.3	$34.9	$4.4

	Nine months ended September 30,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$49.6	$39.4	$10.2
Service-related	29.9	16.8	13.1
Facility, provision, franchise and other	18.5	21.0	(2.5)
Share-based compensation and other Employee Incentive Plan-related expense	38.7	32.3	6.4
Total other operating costs and expenses	$136.7	$109.5	$27.2
•Personnel and contract labor: The increases are primarily due to (i) higher bonus-related expense, (ii) higher headcount and (iii) lower capitalized labor.
•Service-related: The increases are primarily due to the higher professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $32 million or 13% and $70 million or 10% during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024. The decreases are primarily due to (i) certain assets becoming fully depreciated, mainly in Liberty Caribbean and C&W Panama, (ii) reduction to depreciation expense at Liberty Puerto Rico associated with the sale of research and development tax credits generated on depreciated assets and (iii) customer relationship assets becoming fully amortized in C&W Panama and Liberty Caribbean.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Impairment charges (a)	$1.9	$511.5	$502.7	$520.0
Restructuring charges (b)	15.6	12.2	42.3	27.0
Other operating items, net (c)	(0.2)	(2.3)	5.2	6.6
Total	$17.3	$521.4	$550.2	$553.6
(a)The nine months ended September 30, 2025 amount includes an impairment of $494 million on spectrum license intangible assets in Liberty Puerto Rico. The nine months ended September 30, 2024 amounts primarily relate to the impairment of the goodwill balance at Liberty Puerto Rico. For additional information regarding this impairment, see notes 3 and 7 to our condensed consolidated financial statements.
(b)Amounts primarily include employee severance and termination costs related to reorganization activities, mainly at (i) C&W Panama, Corporate operations and Liberty Puerto Rico for the 2025 periods, and (ii) C&W Panama for the 2024 periods.
(c)Amounts primarily include direct acquisition costs and gains on asset dispositions.
Interest expense
Our interest expense increased $5 million and $17 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024. The increases are primarily attributable to (i) increases in our average debt balances and weighted-average interest rates and (ii) the accretion of the net present value discount associated with our deferred payment obligation for the LPR Acquisition.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Interest rate derivative contracts (a)	$(0.4)	$(64.2)	$(68.3)	$21.7
Foreign currency forward contracts (b)	(2.6)	(3.1)	(6.1)	(3.8)
Weather Derivatives (c)	(6.6)	36.0	(22.8)	21.1
Total	$(9.6)	$(31.3)	$(97.2)	$39.0
(a)The gains (losses) during the three and nine months ended September 30, 2025 and 2024 are primarily attributable to changes in interest rates.
(b)The losses during the three and nine months ended September 30, 2025 and 2024 are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives and, for the 2024 periods, a gain associated with the receipt of $44 million in net third-party proceeds from the Hurricane Beryl settlement, as further described in note 6 to our condensed consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$2.3	$5.3	$4.2	$1.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	2.0	(7.9)	(11.7)	(19.7)
Other (b)	(13.1)	(5.0)	(38.5)	(12.2)
Total	$(8.8)	$(7.6)	$(46.0)	$(30.7)
(a)The changes are primarily related to a CRC and JMD functional currency entity.
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
We recognized losses on debt extinguishment, net, of nil and $14 million during the three and nine months ended September 30, 2025, respectively. Activity during 2024 was not material. The net loss during the nine months ended September 30, 2025 is associated with refinancing activity at C&W.
For additional information concerning our debt repurchases and repayments, see note 10 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit of $4 million and $146 million during the three months ended September 30, 2025 and 2024, respectively, and $151 million and $177 million during the nine months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025, the income tax benefit attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of net decreases in valuation allowances, permanent differences, such as non-taxable income, net favorable return-to-provision adjustments, and changes in uncertain tax positions. These beneficial effects were partially offset by the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, permanent differences, such as non-deductible expenses and our estimate of global minimum tax.
For the nine months ended September 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of jurisdictional rate differences, changes in uncertain tax positions, net favorable return-to-provision adjustments, and permanent differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of net increases in valuation allowances, the inclusion of withholding taxes on cross-border payments, permanent differences such as non-deductible expenses, and our estimate of global minimum tax.
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
On July 4, 2025, the OBBBA was enacted. The OBBBA restores, or makes permanent, certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, IRC Section 174 expensing for U.S.-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). While we continue to analyze the effects of the OBBBA, we expect that the OBBBA will not have a material impact on total income tax benefit or expense on our financial statements but will allow for a deferral of cash taxes paid to future years.
For additional information regarding our income taxes, see note 13 to our condensed consolidated financial statements.

Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	in millions
Operating income (loss)	$187.5	$(379.6)	$(17.4)	$(176.0)
Net non-operating expenses	$(175.7)	$(195.2)	$(659.2)	$(467.0)
Income tax benefit	$4.1	$145.7	$150.7	$176.5
Net earnings (loss)	$15.9	$(429.1)	$(525.9)	$(466.5)
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

Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2025, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2025. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 10 to our consolidated financial statements included in our 2024 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and corporate subsidiaries (a)	$93.3
Borrowing groups (b):
C&W (c)	369.5
Liberty Puerto Rico	110.5
Liberty Costa Rica	23.4
Total borrowing groups	503.4
Total cash and cash equivalents	$596.7
(a)Represents amounts held by Liberty Latin America, on a standalone basis, and its corporate subsidiaries that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(b)     Represents the aggregate amounts held by the applicable borrowing group.
(c)     Includes $83 million and $27 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.

Liquidity and capital resources of Liberty Latin America and its corporate subsidiaries
Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Latin America and, subject to certain tax and legal considerations, Liberty Latin America’s corporate subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our corporate subsidiaries’ cash and cash equivalents and investments. From time to time, Liberty Latin America and its corporate subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Latin America’s borrowing groups upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Latin America and its corporate subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Latin America or its corporate subsidiaries or the issuance of equity securities by Liberty Latin America. No assurance can be given that any external funding would be available to Liberty Latin America or its corporate subsidiaries on favorable terms, or at all. As noted above, various factors may limit our ability to access the cash of our borrowing groups.
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its corporate subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments or (vi) any funding requirements of our consolidated subsidiaries.
During the three months ended September 30, 2025, we exercised some of our rights pursuant to the capped call option contracts, which resulted in 0.3 million shares being effectively repurchased and reflected in Treasury Stock at September 30, 2025. For additional information regarding our Share Repurchase Programs, see note 12 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2025, see note 10 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its corporate subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2025, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2025, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,363 million, including (i) $452 million that is classified as current in our condensed consolidated balance sheet and (ii) $7,907 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2025. Included in the outstanding principal amount of our debt at September 30, 2025 is (i) $312 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $246 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 10 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.4%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at September 30, 2025 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.2)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.7)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.8% at September 30, 2025.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine months ended September 30,
	2025	2024	Change
	in millions
Net cash provided by operating activities	$344.0	$357.7	$(13.7)
Net cash used by investing activities	(417.6)	(513.3)	95.7
Net cash provided (used) by financing activities	53.2	(233.5)	286.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36.8)	(6.2)	(30.6)
Net decrease in cash, cash equivalents and restricted cash	$(57.2)	$(395.3)	$338.1

Operating Activities. The decrease in cash provided by operating activities is primarily due to the net effect of (i) a net decline in cash flows associated with derivative instruments, (ii) an increase in Adjusted OIBDA, (iii) an increase associated with lower interest payments, (iv) a decrease associated with $44 million in proceeds received during 2024 that resulted from a claim pursuant to our Weather Derivatives in connection with Hurricane Beryl, and (v) a decrease resulting from higher tax payments.
Investing Activities. The cash used by investing activities during the nine months ended September 30, 2025 and 2024 primarily relates to capital expenditures, net, as further discussed below.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2025	2024
	in millions
Property and equipment additions	$419.8	$485.2
Assets acquired under capital-related vendor financing arrangements	(88.9)	(117.5)
Changes in current liabilities related to capital expenditures and other	27.3	9.0
Capital expenditures, net	$358.2	$376.7
The decrease in our property and equipment additions during the nine months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to decreases in new build and upgrade and in products and enablers. During the nine months ended September 30, 2025 and 2024, our property and equipment additions represented 12.8% and 14.7% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2025, we generated $53 million in cash from financing activities, primarily due to (i) $116 million in net debt borrowings, (ii) $48 million in payments for financing costs and debt redemption premiums, (iii) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas and (iv) 19 million in net cash received related to derivative instruments. During the nine months ended September 30, 2024, we used $234 million in cash for financing activities, primarily due to (i) $151 million in net debt repayments, (ii) $83 million in cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) 43 million of net cash inflows related to derivative instruments, primarily related to the amendment of certain interest rate derivative contracts at C&W Caribbean and Liberty Puerto Rico, and (iv) $23 million in payments related to distributions to a noncontrolling interest owner in C&W Bahamas and C&W Panama.

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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 9 and 10, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2025 and 2024, see note 6 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 4 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2025	December 31, 2024
Spot rates:
CRC	503.34	510.49
JMD	159.86	155.33

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average rates:
CRC	504.97	523.03	505.49	517.01
JMD	159.62	156.51	158.11	155.42
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2025, we paid a fixed or capped rate of interest on 87% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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
C&W Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $109 million ($109 million).
Liberty Costa Rica Foreign Currency Forward Contracts
Holding all other factors constant, at September 30, 2025, an instantaneous increase (decrease) of 10% in the value of the Costa Rica Colon relative to U.S. dollar would have increased (decreased) the aggregate fair value of the Liberty Costa Rica forward derivative contracts by approximately $18 million ($18 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(14.9)	$(53.4)	$(30.5)	$(20.4)	$(1.9)	$(1.9)	$(2.5)	$(125.5)
Other (b)	3.0	4.9	—	—	—	—	—	7.9
Total	$(11.9)	$(48.5)	$(30.5)	$(20.4)	$(1.9)	$(1.9)	$(2.5)	$(117.6)
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
As disclosed in our 2024 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2025.
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
The following table sets forth information concerning our company’s purchase of its own equity securities through exercise of some of our capped call option contracts during the three months ended September 30, 2025 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2025 through July 31, 2025:
Class A	—	$—	—	(b)
Class C	—	$—	—
August 1, 2025 through August 31, 2025:
Class A	—	$—	—	(b)
Class C	—	$—	—
September 1, 2025 through September 30, 2025:
Class A	0.07	$8.15	0.07	(b)
Class C	0.21	$8.29	0.21
Total - July 1, 2025 through September 30, 2025:
Class A	0.07	$8.15	0.07	(b)
Class C	0.21	$8.29	0.21
(a)Average price paid per share includes direct acquisition costs.
(b)At September 30, 2025, the remaining amount authorized for repurchases under the Share Repurchase Programs was $242 million, which is net of the premium associated with the capped call option contracts.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Liberty Latin America Ltd. Retention Bonus Agreement, dated August 8, 2025, (with Chief Financial Officer and Chief Legal Officer).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	November 5, 2025	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 5, 2025	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer