Form 10-K
period 2025-12-31
Liberty Latin America Ltd.
filed 2026-02-18
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.9 billion.
The number of outstanding common shares of Liberty Latin America Ltd. as of January 31, 2026 was: 38.9 million Class A; 2.4 million Class B; and 158.8 million Class C.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2026 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

2027 C&W RCF	$156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 C&W Senior Secured Notes	$495 million aggregate principal amount 5.75% senior secured notes due September 7, 2027 issued by Sable International Finance Limited (redeemed during 2024)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	$460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2030 LPR Credit Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for (i) the 2030 LPR Term Loan and (ii) delayed draw term loan commitments in an aggregate principal amount of $50 million
2030 LPR Term Loan	$208 million principal amount 9.75% senior secured term loan due September 23, 2030 borrowed by the LPR Unrestricted Subsidiary Borrowers
2031 LCR Term Loan A	$50 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$400 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
2033 LCR Term Loan A	$65 million principal amount Term SOFR + 3.50% term loan due August 14, 2033 borrowed by Liberty Telecomunicaciones
ACODECO	Panama's Authority of Competition and Consumer Protection
ACP	Affordable Care Program
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
Annual Report on Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act

GLOSSARY OF DEFINED TERMS

ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASEP	Panama's Authority of Public Services
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquisition	October 31, 2020 acquisition of all of the outstanding shares of the AT&T Acquired Entities
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
AVoD	Advertising-based video on demand
B2B	Business-to-business
BEAD	Broadband Equity, Access and Deployment
BEPS	Base Erosion and Profit Shifting
BES-islands	Bonaire, Sint Eustatius, and Saba
C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising the: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising the: (i) 2033 C&W Senior Notes; and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W that comprises two tranches: (i) 2027 C&W RCF; and (ii) 2029 C&W RCF
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited, Columbus Communications Jamaica Limited and Sable International Finance Limited
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1.5 billion principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1.5 billion principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CARICOM	The Caribbean Community
CBRS	Citizens Broadband Radio Service
CIP	Construction-in-process
CIT Act	Corporate Income Tax Act 2023 enacted by Bermuda on December 27, 2023
Claro Panama	América Móvil's operations in Panama
Claro Panama Acquisition	July 1, 2022 acquisition of Claro Panama
CLEC	Competitive local exchange carrier
CLP	Chilean peso
CODM	Chief operating decision maker
Communications Act	The United States Communications Act of 1934, as amended
Conversion Option	A conversion option associated with the Convertible Notes, which was subject to certain conditions, and adjustments if certain events had occurred (as specified in the indenture governing the Convertible Notes)
Convertible Notes	2% convertible senior notes due July 15, 2024 issued by Liberty Latin America (repaid July 2024)

GLOSSARY OF DEFINED TERMS

Convertible Notes Capped Calls	Capped call option contracts issued in connection with the issuance of our Convertible Notes (fully unwound in 2024)
CPE	Customer premises equipment
CRC	Costa Rican colón
CRU	Corporate Responsible User
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of the: (i) 2028 CWP Term Loan; and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount at Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 at CWP
CWSF	Cable & Wireless Superannuation Fund
Digicel	Digicel Group Ltd.
Directors	Members of Liberty Latin America’s board of directors
DirecTV	DIRECTV Latin America Holdings, Inc.
DISH Network	DISH Network Corporation
DOCSIS	Data over cable service interface specification
DOJ	United States Department of Justice
DSL	Digital subscriber line
DTH	Direct-to-home
DTT	Digital terrestrial television
DVR	Digital video recorder
EBU	Equivalent billing unit
ECF	Emergency Connectivity Fund
EchoStar	EchoStar Corporation (formerly DISH Network)
ECTEL	The Eastern Caribbean Telecommunications Authority
EDI	Equality, Diversity, and Inclusion
EIP	Equipment installment-plan
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
eNPS	The Employee Net Promoter Score, a widely-used methodology to measure employee experience
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
ETC	Eligible Telecommunications Carrier
ETECSA	La Empresa de Telecomunicaciones de Cuba S.A.
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America's Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FTA	Free-to-air
FTTH	Fiber-to-the-home/-cabinet/-building/-node
FX	Foreign currency translation effects
Gbps	Gigabits per second
GISO	Global Information Security Office
GITC	General information technology controls
HD	High definition
HFC	Hybrid fiber coaxial cable networks

GLOSSARY OF DEFINED TERMS

ICE	The Costa Rican Electricity Institute
ILEC	Incumbent local exchange carrier
Infrastructure Act	The Infrastructure Investment and Jobs Act of 2021
IP	Internet protocol
IPTV	Internet protocol television
ISPs	Internet service providers
IT	Information technology
JMD	Jamaican dollar
Law 213	The Puerto Rico Telecommunications Act of 1996
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Telecomunicaciones comprised of the: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; (iii) 2033 LCR Term Loan A; and (iv) LCR Revolving Credit Facility
LCR NCI Transaction	Agreement signed in August 2024 whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest of Liberty Telecomunicaciones as further described in note 11 to the consolidated financial statements.
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Telecomunicaciones
LCR Term Loan B-1 Facility	$277 million principal amount LIBOR + 5.50% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Telecomunicaciones (repaid January 2023)
LCR Term Loan B-2 Facility	CRC 80 billion principal amount TBP + 6.75% term loan facility, 50% of which was due February 1, 2024 and 50% due August 1, 2024, of Liberty Telecomunicaciones (repaid January 2023)
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries (includes 96%-owned USVI)
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones and its subsidiaries
Liberty Global	Liberty Global Ltd.
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., previously a subsidiary of LBT CT, was merged into Liberty Telecomunicaciones on April 1, 2025
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 80%-owned subsidiary in Costa Rica, and its subsidiary
LIBOR	London Inter-Bank Offered Rate
LNP	Local number portability

GLOSSARY OF DEFINED TERMS

LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising the: (i) 2028 LPR Term Loan; and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising the: (i) 2029 LPR Senior Secured Notes; and (ii) 2027 LPR Senior Secured Notes
LPR Unrestricted Subsidiary Borrowers	Collectively, Emerald Wave 3 LLC, Emerald Mobile Network 2 LLC and Emerald Networks 3 LLC, as borrowers under the 2030 LPR Credit Agreement.
LPR Unrestricted Subsidiary Guarantors	Collectively, Emerald Wave Holdco LLC, Emerald Mobile Holdco 4 LLC, Emerald Network Holdco 3 LLC, as guarantors of the obligations of the LPR Unrestricted Subsidiary Borrowers under the 2030 LPR Credit Agreement.
LTE	Long term evolution standard
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
MICITT	Ministry of Science and Technology and Telecommunications of Costa Rica
Millicom	Millicom International Cellular S.A.
MMG Program	The Middle Mile Broadband Infrastructure Grant Program established by the Infrastructure Act
MPLS	Multiprotocol Label Switching
Network Extensions	Network extension and upgrade programs across Liberty Latin America
NIST	National Institute of Standards and Technology
Nonemployee Director Incentive Plan	Liberty Latin America Ltd. 2018 Nonemployee Director Incentive Plan
NTIA	National Telecommunications and Information Administration
OECD	Organization for Economic Cooperation and Development
OFAC	Office of Foreign Assets Control
OTC	Over-the-counter
OTT	Over-the-top
OUR	Office of Utilities Regulation in Jamaica
PCS	Personal Communications services
PRTC	Telecommunications Of Puerto Rico, Inc.
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SDWAN	Software defined wide area network
SEC	U.S. Securities and Exchange Commission
Senior Secured Covenant Group	Represents certain entities of Liberty PR that, pursuant to the terms of LPR Senior Secured Notes and LPR Credit Facilities agreements, are obligors and/or restricted subsidiaries. The Senior Secured Covenant Group primarily consists of (i) LCPR and certain of its subsidiaries and (ii) LLA Holdco LLC and certain of its subsidiaries, including (a) Liberty Mobile, (b) LMPR and (c) Liberty USVI. The Senior Secured Covenant Group does not include the Unrestricted Subsidiaries.
Share Repurchase Programs
Programs approved by our Directors from time to time, which authorize us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates

SIM	Subscriber identification module

GLOSSARY OF DEFINED TERMS

SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SOHO	Small office / home office
SUTEL	Costa Rican Telecommunications Superintendence
SVoD	Subscription video on demand
TB	The Puerto Rico Telecommunications Regulatory Bureau
TBP	Tasa Básica Pasiva interest rate
Tbps	Terabits per second
Telefónica	Telefónica, S.A., a telecommunications company
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 7%.
TSTT	Telecommunications Services of Trinidad and Tobago Limited
TVE	TV everywhere
Unrestricted Subsidiaries	A group of entities consisting of the LPR Unrestricted Subsidiary Borrowers and the LPR Unrestricted Subsidiary Guarantors that, pursuant to the terms governing the LPR Senior Secured Notes and LPR Credit Facilities, have been designated as and are considered “Unrestricted Subsidiaries”.
U.K.	United Kingdom
U.K. Gilts	An investment that we are required to hold as collateral against the value of certain pension liabilities in the U.K. that is accounted for using the available-for-sale method
UPR Fund	Uniendo a Puerto Rico Fund
U.S.	United States
USD	United States Dollar
U.S. GAAP	Generally accepted accounting principles in the United States
USF	Universal Service Fund
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
VDSL	Very high-speed DSL
VoD	Video-on-demand
VoIP	Voice-over-internet-protocol
WAN	Wide Area Network
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events

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
Developments in the Business
We have expanded our footprint through fixed network new build and upgrade projects, mobile coverage expansion, and strategic acquisitions. Our new build projects consist of network programs pursuant to which we pass additional homes and businesses with our broadband communications network. We are also upgrading networks to increase broadband speeds and the services we can deliver for our customers. During the past three years, we passed or upgraded approximately 0.8 million additional homes and commercial premises. We have made strategic acquisitions to drive scale benefits across our business, enhancing our ability to innovate and deliver quality services, content and products to our customers. Within the last three years, we have completed the following transactions:
•On November 6, 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million is due in four annual installments. We paid $95 million on the closing date, September 3, 2024, $72 million became due on September 3, 2025, and $45 million and $40 million will become due September 3, 2026 and 2027, respectively.
•During November 2023, we entered into an agreement with Phoenix Tower International to monetize approximately 1,300 mobile tower sites across Panama, Jamaica, Puerto Rico, Barbados, and the British Virgin Islands. We completed these transactions across most markets during 2023. The transaction provides arrangements to extend coverage with a further 500 sites being built by Liberty Latin America and Phoenix Tower International by 2029.
•During August 2024, we entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire on January 30, 2026 shares representing 8.5% of equity of Liberty Costa Rica for aggregate cash consideration of approximately $84 million, comprising CRC 22 billion ($44 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027. Subsequent to December 31, 2025, we paid the first installment payment of $53 million.

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
The communications, entertainment, and enterprise solutions sectors are characterized by rapid, constant evolution and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report on Form 10-K are subject to a significant degree of risk. These forward-looking statements and the above described risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. Readers are cautioned not to place undue reliance on any forward-looking statement.
(b) Description of Business
Overview
We are a leading communications company with operations in Puerto Rico, Panama, Costa Rica, the Caribbean, including Jamaica, and other parts of Latin America. The communications and entertainment services that we deliver to our residential and business customers include broadband connectivity, video, telephony and mobile services. In most of our operating footprint, we offer bundles of services, including video, broadband internet and telephony products in one subscription. We are also focused on leveraging our full-service product suite to deliver fixed-mobile convergence offerings.
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
We are the largest provider of mobile and fixed-line high-speed broadband and video services, in terms of market share, across a number of our markets. As a network operator across most of our markets, we are able to offer a full range of voice and data services, including value-added, data-based and fixed-mobile converged services. For a breakdown of revenue by major category, see note 17 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.

Our operating brands include the following:

C&W	Liberty Puerto Rico	Liberty Costa Rica

Operating Data
The following tables present certain operating data as of December 31, 2025. The tables reflect 100% of the data applicable to each of our reportable segments, regardless of our ownership percentage. For additional information regarding terms used in the following tables, see the Operating Data Glossary below.

	Homes Passed	Fixed Line Customer Relationships	Video RGUs	Internet RGUs	Telephony RGUs	Total RGUs	Prepaid	Postpaid	Total Mobile Subscribers
Liberty Caribbean:
Jamaica (a)	635,500	284,000	100,600	274,200	261,400	636,200	1,017,500	161,100	1,178,600
The Bahamas	125,700	28,300	6,900	23,900	27,300	58,100	129,200	23,400	152,600
Trinidad and Tobago	341,700	132,400	87,900	118,100	86,000	292,000	—	—	—
Barbados	141,000	85,100	37,400	80,100	65,100	182,600	74,100	60,300	134,400
Other	393,300	212,100	65,900	195,400	99,800	361,100	303,600	160,100	463,700
Total Liberty Caribbean	1,637,200	741,900	298,700	691,700	539,600	1,530,000	1,524,400	404,900	1,929,300
C&W Panama	995,100	281,000	178,400	274,900	254,100	707,400	1,533,600	457,500	1,991,100
Total C&W	2,632,300	1,022,900	477,100	966,600	793,700	2,237,400	3,058,000	862,400	3,920,400
Liberty Puerto Rico	1,200,100	515,500	212,500	492,200	283,100	987,800	159,500	519,800	679,300
Liberty Costa Rica (b)	860,200	296,500	211,400	287,700	112,300	611,400	1,014,200	1,180,100	2,194,300
Total	4,692,600	1,834,900	901,000	1,746,500	1,189,100	3,836,600	4,231,700	2,562,300	6,794,000
(a)In late October 2025, Hurricane Melissa impacted portions of Jamaica, causing significant damage to homes and network infrastructure. As a result, we have reduced our RGUs by approximately 136,000, comprised of 65,000 fixed-line telephony, 57,000 broadband internet and 14,000 video subscribers, and have reduced our homes passed and customer relationships by 133,000 and 57,000, respectively. These adjustments relate to RGUs where we currently do not expect to restore fixed services in the near term. However, our final assessment may change based upon the ultimate completion of our restoration and reconnection efforts in the impacted areas of the island. Our December 31, 2025 RGU count includes approximately 86,000 RGU’s that were not receiving service as of the end of the year, but are expected to be restored in the near term, and for which we did not recognize any revenue following Hurricane Melissa.
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
While we take appropriate steps to ensure that subscriber and homes passed statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience, and (v) other factors add complexity to the subscriber and homes passed counting process. We periodically review our subscriber and homes passed counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber and homes passed statistics based on those reviews.

Fixed Network and Product Penetration Data (%)

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Network data:
Homes passed:
HFC	31%	49%	—%	99%	—%	55%	49%	83%
FTTH	67%	51%	95%	1%	100%	44%	51%	17%
VDSL	2%	—%	5%	—%	—%	1%	—%	—%

Product penetration:
Television (1)	18%	16%	5%	26%	27%	17%	25%	18%
Broadband internet (2)	28%	43%	19%	35%	57%	50%	33%	41%
Fixed-line telephony (2)	26%	41%	22%	25%	46%	25%	13%	24%
Double-play (3)	31%	57%	59%	16%	29%	32%	42%	21%
Triple-play (3)	60%	34%	23%	52%	43%	19%	32%	35%
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
Video, Broadband Internet & Fixed-Line Telephony and Mobile Services

	Panama	Jamaica	The Bahamas	Trinidad and Tobago	Barbados	Other C&W	Costa Rica	Puerto Rico
Video services:
Network System (1)	HFC/FTTH	HFC/FTTH	FTTH	HFC / FTTH	FTTH	VDSL/HFC/FTTH	HFC/FTTH	HFC / FTTH

Broadband internet service:
Maximum download speed offered (Mbps)	1,000	1,000	1,000	1,000	1,000	>800 (2)	1,000	1,000

Mobile services:
Network Technology (3)	LTE / 5G	LTE	LTE	—	LTE / 5G	LTE / 5G	LTE / 5G	LTE / 5G

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
Residential Services
Mobile Services. We offer mobile services throughout our operating footprint. We are a mobile network operator, delivering high-speed services in Puerto Rico and the USVI, Panama, Costa Rica and all but one of our Caribbean markets. As a mobile network provider, we are able to offer a full range of voice and data services, including value-added services. Where available, we expect our mobile services will allow us to provide an extensive converged product offering with video, internet and fixed-line telephony, allowing our customers connectivity in and out-of-the-home. We hold spectrum licenses as a mobile network provider, with terms typically ranging from 10 to 15 years across our C&W markets. In Puerto Rico and the USVI, spectrum licenses are typically held for perpetuity with the exception of CBRS spectrum which has a priority term of 10 years. We also hold three mobile spectrum concessions in Costa Rica, each originally granted for a 15-year term and eligible for a one-time extension of an additional 10 years, subject to compliance with applicable regulatory requirements. These concessions are scheduled to expire in 2026, 2031, and 2041, respectively. We have already requested the extension of the concession expiring in 2026 and obtained a positive recommendation from the Regulator to extend it. We expect to seek extensions of the other licenses in accordance with the regulatory framework in effect at the time of renewal. In addition, in Panama we have spectrum licenses with a 20-year term that will expire in 2037; however, due to a transaction with Claro, some of these licenses will expire in 2028, and will require renewal until 2037 to be aligned with the rest of C&W Panama’s licenses.
Subscribers to our mobile services pay varying monthly fees depending on whether the mobile service is bundled with one of our other services or includes mobile data services over their phones, tablets or laptops. Our mobile services are available on a postpaid or prepaid basis. We offer our customers the option to purchase mobile handsets with purchase terms typically related to whether the customer selects a prepaid or postpaid plan. Customers selecting a prepaid plan or service pay in advance for a pre-determined amount of airtime and/or data and generally do not enter into a minimum contract term. Customers subscribing to a postpaid plan typically enter into monthly contracts. Additionally, in most of our markets and, subject to a credit check, customers subscribing to a postpaid plan can take an installment plan in order to purchase a handset. This can be repaid over a 12 to 36 month period.
Broadband Internet Services. To support our customers’ connectivity demands, we are expanding our networks to make high-speed broadband available to more people. This includes investment in the convergence of our fixed and mobile data systems and through our next generation WiFi products, which enable us to maximize the impact of our broadband networks by providing reliable, high-speed wireless connectivity anywhere in the home. These gateway products can be self-installed and have an automatic WiFi optimization function, which selects the best possible wireless frequency. During 2025, our Network Extension programs (as defined and described below) upgraded or passed approximately 170,000 homes across Liberty Latin America.
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
Video Services. We offer video services in Puerto Rico, Costa Rica, Panama and in nearly all of our C&W’s residential markets. In most markets, we are enhancing our video offerings with next generation, market-leading digital television platforms that enable our customers to control when and where they watch their programming. These advanced services are predominantly delivered over our FTTH and HFC networks and customers access a range of features that include a DVR, a VoD offering and an advanced user interface including an electronic programming guide, voice search and recommendation. These video customers can pause their live broadcast, restart from the beginning and find previously aired programs that they may have missed. They can also stream a selection of channels and non-linear content on their own devices through “TV Everywhere” mobile applications such as, “Bluu” in the Caribbean, “Liberty Go” in Puerto Rico, “+movil Total” in Panama and “Liberty Go Hogar” in Costa Rica, while increasingly benefiting from OTT bundling technology that enables seamless access to leading third-party streaming applications as part of an integrated video experience, combining linear television and app-based content within a single proposition.
Our operations with video services typically offer multiple tiers of digital video programming starting with affordable entry or skinny and basic video service tiers. Subscribers have the option to select extended and/or premium subscription packages combining linear channels and VoD. Subscribers to our digital video services pay a fixed monthly fee and, in most of our markets, all tiers include a number of HD channels as well as access to enhanced features. More recently, this model has continued to evolve, from a purely linear offering to a more integrated experience, by incorporating select third-party OTT applications within certain bundles, allowing customers to access both traditional channels and app-based content through a single proposition. In addition, through our latest generation of video CPE, and in some markets, via CPE-less, app-only experience, subscribers can access most leading internet streaming services. Discounts to our monthly service fees are generally available to a subscriber who selects a bundled service of at least two of the following services: video, internet and fixed-line telephony.
We tailor our video services in each country of operation based on local preferences, culture, demographics and regulatory requirements. We aim to offer the most relevant mix of content to our subscribers, combining general entertainment, sports, movies, documentaries, lifestyle, news, adult, children and foreign channels, as well as local, regional and international broadcast networks. We manage multiple channels in the Caribbean Region, notably the prominent Caribbean sports network, Flow Sports. Additionally, we oversee a joint venture encompassing Rush Sports, Rush Sports 2, Rush Sports 3 and Rush Prime. These comprise two sports channels and one general entertainment channel, collectively accessible throughout the Caribbean, with the exception of Puerto Rico and the US Virgin Islands.
Telephony Services. C&W is the incumbent fixed-line telephony service provider in most of its residential markets. In Puerto Rico and Costa Rica we also offer telephony services over our respective networks.
We offer multi-feature telephony service predominantly over HFC and FTTH infrastructure. Depending on location, these services are provided via either circuit-switched telephony or VoIP technology. As we continue to develop and invest in new technologies that will enhance our customers’ experiences, we are replacing obsolete switches with VoIP technology and older copper networks with modern fiber optics. These digital telephony services cover international and domestic services.
Business Services
B2B Services. We offer B2B services across our operations, leveraging our high-speed and extensive fixed and mobile infrastructure. In C&W, we have our most developed B2B business and are a leading provider of services in many of our markets, representing a significant portion of C&W’s revenue. Our B2B offerings by Liberty Puerto Rico and Liberty Costa Rica are less developed and provide an opportunity for future growth.
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

Below is a map of Liberty Networks subsea and terrestrial fiber network.

LIBERTY NETWORKS
Manta
CBUS
PCCS
Bahamas 2
BDNSI
Americas 2
Taino-Carib
ECFS
CJFS
FIBRALINK
Maya
Arcos
EWC
Antillas 1
CFX Express Route
ECLink
PANAM
Networks
Network Name
Terrestial Networks
Subsea Networks
Future Networks
New PoP

With close to 35,000 kilometers of submarine fiber optic cable, and an activated capacity over 50 Tbps, Liberty Networks can carry large volumes of data traffic. Our networks also allow us to provide point-to-point, clear channel wholesale broadband capacity services, IP transit cloud-based services and local network services to telecommunications carriers, ISPs and large corporations. Our network provides built-in resiliency, route diversity and redundancy through our superior traffic re-routing capability.
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
•VoIP and circuit-switch telephony;
•Wireless services for mobile voice and data; and

•Value-added Managed Services, including:
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
Technology
In many of our markets, we transmit our broadband internet, video and fixed-line telephony services over an HFC cable network, and through FTTH networks. An HFC network consists primarily of fiber networks that we connect to the home over the last few hundred meters by coaxial cable and an FTTH network uses fiber-to-the-home/-cabinet/-building/-node. In a minority of cases, we transmit our services over a fixed network consisting of VDSL or residual DSL copper lines.
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
◦adding DOCSIS 3.1 channels;
◦replacing copper lines with modern fiber optic lines; and
◦using digital compression technologies.
•freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;
•increasing the efficiency of our networks by moving head-end functions (encoding, transcoding and multiplexing) to cloud storage systems;
•enhancing our network to accommodate further business services, such as higher speed;
•using our wireless technologies to extend services outside of the home;
•offering remote access to our video services through laptops, smart phones, tablets and thru SmartTV platforms;
•expanding the availability of next generation decoder and set-top boxes and related products, as well as developing and introducing online media sharing and streaming or cloud-based video; and
•testing new technologies.

We are engaged in network extension and upgrade programs across Liberty Latin America. We collectively refer to these network extension and upgrade programs as the “Network Extensions.” Through the Network Extensions, we continue to expand our fixed networks pursuant to which we pass or upgrade homes and businesses with our broadband communications network. For example, we have upgraded almost all of our HFC network to DOCSIS 3.1, and with a combination of FTTH and DOCSIS 3.1, over 97% of our network is currently capable of delivering speeds of 1 Gbps or above. In addition, we look for mobile service opportunities where we have established cable networks and have expanded our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our various fixed networks, including HFC and FTTH networks. These networks are further connected via our subsea and terrestrial fiber optic cable networks that provide connectivity within and outside the region. Our subsea network cables carry over 50 Tbps, which represent approximately 25% of their potential capacity based on current deployed technology, presenting us with significant growth opportunities. In Puerto Rico, our network includes a fiber ring around the island that provides enhanced interconnectivity points to the island’s other local and international telecommunications companies.
As noted above, we operate one of the largest subsea fiber networks in the region and our systems include long-haul terrestrial backbone and metro fiber networks that provide access to major commercial zones, wireless carrier cell sites and customers in key markets within our operating footprint. For more information about our subsea network, see —Business Services above.
We continue to expand our wireless coverage and capacity across our markets and currently provide 5G services in Puerto Rico, Panama, Costa Rica, the Cayman Islands and Barbados.
Mobile
We operate mobile networks in all of our consumer markets except Trinidad & Tobago. Our networks deliver high-speed Data, Voice and VAS (value-added service) services. Our wireless networks predominantly use LTE technologies with close to 100% LTE coverage. In Puerto Rico, USVI, the Cayman Islands, Panama, Costa Rica and Barbados, we currently operate 5G networks. In all markets, we aim to increase the speed of our data services and have been enhancing and expanding our LTE coverage. We transmit wireless calls and data through radio frequencies that we use under spectrum licenses. We have a diversified portfolio of frequencies which support LTE and 5G technologies. Spectrum is a limited resource, and, as a result, we may face spectrum and capacity constraints on our wireless network in certain countries. We believe our current spectrum portfolio will allow us to meet subscribers’ needs in the coming years with minimal further investment, although we will continue to evaluate our need to acquire additional frequencies to supplement our existing spectrum portfolio. In Puerto Rico and USVI, the 700 MHz FirstNet (Band 14) is usable by us (when not occupied by first responders’ traffic) but owned by AT&T and the First Responders Public Private Partnership. In 2022, AWS spectrum was allocated to our Panama operations, and we acquired additional spectrum in Barbados and Cayman. In addition, in November 2023, we entered into an asset purchase agreement and a license purchase agreement with EchoStar to acquire EchoStar spectrum assets in Puerto Rico and USVI, which closed on September 3, 2024. During 2025, Barbados acquired an additional 65 MHz to facilitate the launch of 5G, and Jamaica was assigned 40 MHz in the 600 MHz band to improve mobile services. On January 2025, Liberty Costa Rica participated in the 5G radio spectrum auction securing one block in the 700 MHz band, one in the 2,300 MHz band, four in the 3,500 MHz band and one in the 26/28GHz band.
We continue to invest significant capital in expanding our network capacity and reach and to address spectrum and capacity constraints on a market-by-market basis. Our prime 5G deployed market is Puerto Rico and USVI where over 95% of the population is served by our 5G capable network. We continually look for opportunities to expand our 5G footprint to other countries. Similarly, we have invested to build a new virtualized and redundant mobile core in Puerto Rico. These redundant network elements are connected by our owned and operated diverse submarine cable routes with automatic alternate routing. Across all our mobile operations we continually strive to improve our network performance by commissioning annual competitive performance benchmarking studies and undertaking customer experience improvement programs. In Puerto Rico and USVI, we are a part of the national US Firstnet (Emergency/First Responders) network, which necessitates above-average network resilience and other customer performance requirements, subject to governmental penalties for non-compliance.

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
Except for Flow Sports and Flow 1 services, that we operate, in the Caribbean, and the Rush sports channel operated by a joint venture with Digicel, we license our programming and on-demand content through distribution agreements with third-party content providers, including broadcasters, leading cable networks and major Hollywood studios. For such licenses, we generally pay a variable monthly fee on a per subscriber basis, through multi-year programming licenses. In our distribution agreements, we seek to include the rights to offer the licensed channels and on-demand programming to our authenticated customers through multiple delivery platforms including through our apps for IP-connected mobile and/or fixed devices, and our websites. We also acquire rights to make available, in most of our markets, video services to mobile subscribers and broadband subscribers that are not subscribers to fixed TV services.
With respect to rights for the sports and entertainment services we operate directly or in a joint-venture in the Caribbean, we seek to license locally relevant sports and general entertainment content. Our latest video consumer equipment that is distributed to a growing number of markets, including Puerto Rico, Costa Rica and Panama, also enables our customers to access, through the Google App Store, leading streaming services such as Netflix, Disney+, HBO Max and Amazon Prime Video.
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
Software Licenses
We license software products, including email and security software as well as content, from several suppliers for our internet services and internal IT platforms. The agreements for these products require us to pay a per subscriber fee or a one-off software license fee and a share of advertising revenue for content licenses. For our mobile network operations and our fixed-line telephony services, we license software products, such as voicemail, text messaging and caller ID, from a variety of suppliers. For these licenses we seek to enter into long-term contracts, which generally require us to pay based on usage of the services.
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

Liberty Caribbean
The video, broadband, telephony and mobile services provided by Liberty Caribbean are subject to regulation and enforcement by various governmental and regulatory entities in each of the jurisdictions where such services are provided. The scope and reach of these regulations are distinct in each market, with some markets such as the Dutch Caribbean being more heavily regulated than others. Generally, Liberty Caribbean provides services in accordance with licenses and concessions granted by national authorities pursuant to national telecommunication legislation and associated regulations. Certain of these regulatory requirements are summarized below.
As the incumbent telecommunications provider in many of its jurisdictions, Liberty Caribbean is subject to significant regulatory oversight with respect to the provision of fixed-line services. Generally, in these markets, Liberty Caribbean operates under a government issued license or concession that enables it to own and operate its telecommunication networks, including the establishment of wireless networks and the use of spectrum. These licenses and concessions are typically non-exclusive and have renewable multi-year terms that include competitive, qualitative and rate regulations, in some instances. Licenses and concessions are in the process of being renewed in Anguilla, Antigua and Barbuda and Trinidad and Tobago. We believe we have complied with all local requirements to have existing licenses renewed and have provided all necessary information to enable local authorities to process applications for renewal in a timely manner. In addition, in some of the ECTEL states we are operating under expired licenses and have applied for renewal of such licenses. We expect that such licenses will be granted or renewed, as applicable, on the same or substantially similar terms and conditions. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
With respect to licenses for new mobile spectrum, the initial grant of the spectrum is sometimes subject to an auction process, but spectrum in use since the initial grant of operating licenses are historically granted on the basis of an administrative process at a set level of fees for a fixed period of time, typically to coincide with operating licenses, subject to the payment of annual fees and compliance with applicable license requirements. In very rare cases, spectrum previously assigned to Liberty Caribbean may be re-allocated by regulatory authorities to other operators in the market. Alternatively, spectrum sought by Liberty Caribbean may not be available for grant, due to prior historical grants or due to the need to avoid interference with neighboring markets. By and large, spectrum assignments, once granted, remain unchanged for the duration of a license and beyond. In the Dutch Caribbean, which are Overseas Territories of the Netherlands, the frequencies are allotted on a “first come, first serve” basis, and they operate in the same frequency band divisions as mainland Europe. The regulator reserves the various spectrum evenly between the market players and grants these when needed. Once granted, the operator must start paying for the allocated spectrum. In terms of spectrum acquired in 2025, the Barbados business acquired an additional 65MHz to facilitate the launch of 5G and Jamaica was assigned 40MHz in the 600 MHz band to improve mobile services.
In the ECTEL states, rate regulation of Liberty Caribbean’s telephony services typically includes price caps (for fixed services) that set the maximum rates it may charge to customers, and legislation that requires consent from a regulator prior to any price or terms and conditions of service changes. In addition, all regulators determine and set the rates that may be charged by all telephony operators, including Liberty Caribbean, for interconnect charges, which are access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. In addition, in certain markets, regulators set, or are seeking to set, mobile roaming rates and wholesale dedicated internet access. Interconnection rates (and primarily mobile termination and roaming rates) in the telecommunications industry worldwide are decreasing, and we are experiencing this trend towards lower interconnection rates in our markets. On the BES-islands, also known as the Caribbean Netherlands, data services are considered assigned/obligated services that are subject to price regulation requiring regulatory approval of any pricing changes, and Curacao has recently followed this pattern of making data services assigned/obligated services.
In recent years, due to the increasing importance of high-speed broadband, national regulators have demonstrated an increased focus on the issues of network resilience, broadband affordability and penetration, quality of services and consumer rights. One example of efforts to improve broadband affordability can be seen in The Bahamas, where price cap regulation for entry-level broadband services was introduced in 2024. Prior to this change, broadband services were not regulated.
Certain regulators are also seeking to mandate third-party access to Liberty Caribbean’s network infrastructure, including dark fiber and landing stations, as well as to regulate wholesale services and prices. In the Dutch Caribbean and French territories, there are rules and regulations requiring such third party access to network infrastructure. Any such decision and application to grant access to our network infrastructure may strengthen our competitors by granting them the ability to access our network to offer competing products and services without making the corresponding capital intensive infrastructure investment. In addition, any resale access granted to competitors on favorable economic terms that are not set by the free market could adversely impact our ability to maintain or increase our revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to our network, the pricing mandated by regulatory authorities and other competitive factors or market developments.
As an example, in Jamaica, under The Telecommunications (Infrastructure Sharing) Rules 2022, dominant licensees are required to share infrastructure (including dark fiber, ducts, subsea cable landing stations and mobile network towers) with third parties, including competitors. Due to a failure of the OUR to establish 1) that there is a market for infrastructure sharing and 2) that Cable and Wireless Jamaica and/or Columbus Communications Jamaica Ltd are dominant licensees in said market, the OUR has conceded that these rules do not impose any mandatory obligations on the company. This eliminates the obligation to provide a “reference access offer” and any associated regulatory cost model to determine the applicable rates for sharing elements of network infrastructure by the company. As such, any request for sharing infrastructure under these rules will be considered on a case by case basis and mutually agreed commercial arrangements.
In addition, ECTEL, the regulatory body for telecommunications in five Eastern Caribbean States (Commonwealth of Dominica, Grenada, St. Kitts & Nevis, St. Lucia and St. Vincent and the Grenadines), is in the process of adopting an Electronic Communications Bill that may have a material adverse impact on Liberty Caribbean’s operations in the ECTEL member states. The proposed Electronic Communications Bill includes provisions relating to:
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
We currently cannot determine the impact these provisions will have on our operations because national regulators are required to conduct extensive market reviews before adopting specific measures and these measures might be reconsidered in accordance with the market reviews. St. Kitts and Nevis passed the bill in 2021 and was later followed by St. Vincent and the Grenadines in 2022. Other ECTEL states will follow to pass the legislation in the next few years, although a specific timeline is unclear, as it is the purview of each legislature to determine the precise date on which the legislation will be introduced for deliberation. The Electronic Communications Bill will not become effective until it has been adopted by four out of the five ECTEL states to ensure that the rules across these states are harmonized. Although the legislation does contain provisions which potentially increase the level and variety of regulation to which Liberty Caribbean’s operations in ECTEL states may be subject, implementation of such rules will be time consuming and complex.
In addition to rate regulation, several markets in which Liberty Caribbean operates have imposed, or are considering imposing, regulations designed to further encourage competition, including introducing requirements related to unbundling, network access to third parties, and LNP for fixed and mobile services. Jurisdictions such as The Bahamas, the Cayman Islands, Barbados and Jamaica have implemented fixed and mobile LNP and ECTEL has implemented mobile LNP. Other jurisdictions, including Antigua and Barbuda, Curacao and Turks and Caicos Islands, are seeking to implement fixed and mobile LNP in 2026. With fixed LNP already in place in Trinidad and Tobago, the regulator has begun enforcing it amongst the operators. Additionally, regulators in The Bahamas have eased restrictions on the mobile market.
The pay television service provided in certain Liberty Caribbean markets is subject to, among other things, subscriber privacy regulations, data protection laws and regulations, and the must-carry rule (as defined below) and retransmission consent rights of broadcast stations. Pay television service in certain Liberty Caribbean markets is also under heavy pressure from illegal IP-setup boxes that are swamping the markets. The price point that these pirates offer are difficult to compete against, and regulators are having a difficult time acting against these pirates or, in some cases, are unwilling to act against them.
Liberty Caribbean is also subject to universal service obligations in a number of markets. These obligations vary in specificity and extent, but they are generally related to ensuring widespread geographic coverage of networks and that the populations of Liberty Caribbean’s individual markets have access to basic telecommunication services at minimum quality standards. In a number of cases, Liberty Caribbean is required to support universal access/service goals through contributions to universal service funds or participate in universal service-related projects.

In addition to the industry-specific regimes discussed above, Liberty Caribbean’s operating companies must comply with both specific and general legislation concerning, among other matters, data retention, consumer protection and electronic commerce. These operating companies are also subject to national level regulations on competition and on consumer protection.
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
Liberty Networks
With respect to Liberty Networks’ B2B business in Latin America and wholesale business in Latin America and the Caribbean, we are subject to significantly less regulation in the markets in which we operate compared to our residential businesses described above. We do have the licenses in Latin America, the U.S. and the Caribbean countries necessary to operate wholesale and enterprise services in all countries in which we operate. Although the legal framework in Latin America, the U.S. and the Caribbean changes from country to country, we do own international/local carrier and Internet or data services licenses in every jurisdiction in which we operate. Most licenses are granted for a 10 to 15 year term. Some licenses and concessions are in the process of being renewed: Bahamas (Carrier), Belize (Carrier), Curacao (Carrier), Honduras (Data Transmission and Fixed Telephony), Guatemala (Carrier), Jamaica (Carrier), Panama (Carrier, Data Transmission, Internet), Trinidad and Tobago (Carrier), US (ARCOS-1 Submarine Cable License) and Venezuela (Carrier). We believe we have complied with all local requirements to have existing licenses renewed. We expect that such licenses will be renewed, as applicable, on the same or substantially similar terms and conditions in a timely manner. Pending issuance of new or renewed licenses or concessions, we continue to operate on the same terms and conditions as prior to the licenses expiring.
In the U.S., the FCC recently issued and approved changes to the rules for submarine cable landing licenses as well as a further notice of proposed rulemaking. Liberty Networks will continue monitoring any further regulatory changes and implement any required measures for continued compliance with the applicable rules to our submarine cable licenses.
In Mexico, the Congress approved a major reform to the structure of the telecommunication sector including the creation of a new regulatory agency (Telecommunications Regulatory Commission - CRT). Liberty Networks does not expect any adverse effect on its operation resulting from these changes.
Liberty Networks operates close to 60,000 kilometers of submarine and terrestrial fiber optic cable systems in the U.S., the Caribbean and Latin America. Some of these sub-systems have cable landing stations and facilities in the U.S. and its territories. These facilities are regulated by the FCC, the Department of Homeland Security, the Department of Defense and other U.S. governmental agencies that impose additional reporting and licensing obligations on the business. Liberty Networks entered into a new consortium agreement with UFINET and Hondutel to reconfigure and operate certain legacy segments of MAYA-1 and renamed such reconfigured system MAYA 1.2, which connects the U.S., Cayman Islands and Honduras. Liberty Networks has submitted the application for renewal and reconfiguration of MAYA 1.2. submarine cable landing license before the FCC. Similarly, Liberty Networks entered into a new consortium agreement with AT&T and Sparkle to operate a legacy segment of Americas-II connecting the U.S. Virgin Islands and Puerto Rico. This cable system will be known as Americas-II West. The consortium members of Americas-II West are currently operating the cable system with a special temporary authority and will timely submit the corresponding license renewal application before the FCC. Additionally, Liberty Networks will move forward with the license renewal for ARCOS-1 submarine cable system, as approved by the consortium members in 2017. Liberty Networks has partnered and entered into a joint build agreement with Sparkle and Gold Data to build the new MANTA Cable System, a 5,600 kilometer cable connecting the U.S. with Mexico, Panama and Colombia. Liberty Networks expects to obtain the respective applicable approvals from the FCC and corresponding authorities within the respective jurisdictions. MANTA is expected to be operational by late 2027 or early 2028.
C&W Panama
C&W Panama is subject to regulatory entities, principally ASEP. ASEP regulates and controls the public services for the supply of drinking water, sanitary sewerage, telecommunications and electricity. Also, C&W Panama is subject to the ACODECO, guarantor of consumer protection and antitrust, which operates under the direction of the Ministry of Commerce and Industries.
Public services in Panama are classified as “Type A services” and “Type B services,” with Mobile Telephony and Personal Communication services being classified as Type A services. In 1997, a concession was awarded to BSC (now Grupo Milicom) and C&W Panama. On January 2, 2003, the Local, National and International Basic Services were opened to competition by virtue of the termination of the temporary exclusivity granted to Millicom and C&W Panama, the latter being the result of the privatization of the state-owned telecommunications company, INTEL.

With the opening of the market, in 2008, concession contracts for the PCS Service were granted to Digicel (Panamá), S.A. and Claro Panama. Currently, C&W Panama completed a mobile market consolidation process with Claro Panama once the transaction was formalized in 2022, according to Law 36 of June 5, 2018 and subsequently, Digicel declared their intention to return their concession to the Panamanian government. On June 19, 2024, the mobile concession contract between the Panamanian Government and Digicel was terminated. The law of market consolidation issued by the Panamanian Government aims to maintain three mobile operators and, therefore, the market structure in Panama is pending definition and subject to analysis, either through a new public bidding process, which is expected to occur during 2026, or by creating the conditions for a mobile virtual network operator, which according to the current administration has little chance of success.
Spectrum. C&W Panama currently has a total of 125 MHz allocated (30 MHz in the 700 MHz band, 40 MHz in the 1900 MHz band, 30 MHz of AWS Band (1710-1780 MHz and 2110 and 2180) and 25 MHz in the 850 MHz band). At the time of the acquisition of Claro Panama, C&W Panama had 65MHz allocated (20 MHz in the 700 Band, 20 MHz in the 900 MHz, 25 MHz in the 850 MHz Band), and Claro Panama had 60 MHz allocated (20 MHz in the 700 MHz Band, 40 MHz in the 1900 MHz Band). As per a consolidation law, an acquiring operator could only have a maximum of 130MHz. ASEP indicated during 2024 that the spectrum cap should be understood as dynamic depending on the amount of spectrum allocated for mobile services. Currently such cap is 180 MHz per operator. ASEP completed the Public Consultation through which it modified the National Frequency Allocation Plan by: (i) allocating an additional 490 MHz for mobile services (300 MHz in the 3500 MHz Band and 190 MHz in the 2500 MHz Band, 60MHz per operator); (ii) allocating 100 MHz in the 2300 MHz Band for IMT; (iii) allowing fixed wireless access with the mobile spectrum already allocated for voice and data services; and (iv) postponed the definition of use of the 6 GHz Band initially as unlicensed free spectrum. At the same time, telecommunications operators are requesting the definition of a lower price for radio spectrum in the medium bands, where ASEP has shown receptivity to formulate a proposal for analysis by the Ministry of Economy and Finance in order to encourage investment for the deployment of new technologies and strengthening of the current network. ASEP made an initial proposal; however, an additional reduction and the option to pay in installments have been requested. Updates are expected during the first quarter of 2026.
Concessions. C&W Panama holds thirteen concessions renewed for the following twenty years, available until the year 2037, except a pay TV license that was renewed in 2008 for 25 years. C&W Panama decided not to renew the concessions corresponding to discontinued or not provided services (facsimile retransmission service and conventional trunk systems service for public or private use), and the Concession #104 (Pay Phone Services), was renewed under special conditions imposed by the regulator, requiring that any modification to the installed base of telephone booths must have prior authorization from the regulatory authority. As part of the consolidation process of the mobile market, the unification of C&W Panama and Claro Panama’s concession is part of the actions to be executed in 2026, which will involve drafting an addendum to the concession agreement, obtaining authorization from the Panamanian cabinet, and finally, receiving approval from the Comptroller General of the Republic.
Public Telephone Service. C&W Panama is the only operator that provides Public Telephone Service in Panama. Since 2021, efforts have been made with the regulatory authority to obtain authorization for disconnection and/or relocation of public telephones, and in 2022, C&W Panama obtained approval to remove 4,005 out of 9,178 public and semi-public telephones. During 2025, additional authorization was obtained to disconnect 3,187, which has already been completed, leaving a remaining 1,986 public telephones, for which a disconnection request is scheduled to be submitted during the first quarter of 2026. The disconnection of public telephones responds to the technical evolution of the sector, sustained changes in user consumption patterns, and the obsolescence of the infrastructure, including the limited availability of spare parts required for their support and maintenance.
Fixed Services (Fixed-Line Telephony, Public and Semipublic Telephone). C&W Panama has a license to provide Basic Local, National and International Telecommunications Services, as well as Public and Semipublic Terminals and Rental of Dedicated Voice Circuits, within the entire territory of Panama until the year 2037. C&W Panama is a Type B concessionaire, with or without use of radio spectrum, subject to compliance with requirements regarding the fulfillment of quality goals for the provision of these services, such as the attention to recommendations issued by the International Telecommunications Union. During 2025, C&W Panama formed an internal working group to manage national long-distance charges to establish a flat rate. Likewise, ASEP issued a resolution establishing guidelines for mobile-to-mobile interconnection charges (reducing charges by approximately 60%), and a proposal for fixed-to-fixed-to-mobile interconnection charges is expected in 2026.
Mobile Services. The provision of mobile services is subject to regulatory obligations related to quality of service, service continuity and availability, and ongoing supervision by ASEP. C&W Panama is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, which currently C&W Panama has 125 MHz, for its prepaid and post-paid mobile customers, including supplementary services and other Mobile Telephony services, throughout Panama, which is valid until 2037.
Internet Service: The provision of internet services is subject to compliance with regulatory quality indicators, which are measured through monitoring and measurement systems overseen by ASEP, in accordance with applicable regulatory standards. There are conditions and quality parameters for providing internet service to the public that became effective in 2018, setting new regulatory conditions and supervision of the service providers starting in 2019. During May 2019, ASEP conducted an inspection intended to validate that these requirements were duly configured in the system. Similarly, during 2024, an inspection was conducted, generating observations on the handling of automatic accreditations due to service interruptions, which have been adjusted during 2025. C&W Panama has complied with the regulatory requirements.
Pay Television Service. Initially, the concession for the provision of the pay television service was granted to the International Contact Center Company in 2008, and then the rights were transferred in favor of C&W Panama. The license was granted to retransmit audio and video signals through coaxial cable and fiber optics in the province of Panama, with a validity of 25 years, which was later extended to other provinces in the coverage area for the provision of paid TV service. As of January 16, 2025, the provision of satellite television service (DTH) was suspended with the authorization of ASEP. The actions of Copyright Collective Societies continue to be monitored, and during 2026, contracts with free-to-air television signal providers in Panama (MEDCOM and TVN) are due for renewal.
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
The FCC and/or the TB have the authority to impose sanctions, including warnings, fines, reductions or revocation of government funding, license revocations and, in certain specific cases, termination of the franchise, although license revocation and franchise termination are rare. The Communications Act specifies causes for the termination of licenses, including, for example, the failure to comply with license requirements and conditions or to pay fines or fees in a timely manner. Such sanctions by the TB and/or FCC can be appealed to, and reviewed by, Puerto Rican and U.S. federal courts.
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
Effective December 31, 2021, Liberty Puerto Rico acquired 96% of the outstanding shares of Broadband VI, LLC for $33 million, subject to certain post-closing adjustments. On June 8, 2021, the FCC’s Wireline Competition Bureau issued a public notice authorizing $85 million in Connect USVI funding for Broadband VI, LLC to deploy wireline networks and provide voice and broadband services to more than 46,000 locations in the U.S. Virgin Islands. Given its acquisition of Broadband VI, LLC, Liberty Puerto Rico is now the recipient of these funds and is responsible for the network expansions and upgrades committed to in the bid. Liberty Puerto Rico has six years to complete the network expansions and upgrades committed to in the bid, and will receive FCC funding support over the course of ten years. In addition to expansions and upgrades, Broadband VI, LLC committed to a robust disaster preparation and response plan to harden its network and make it more resistant to storm damage. Broadband VI, LLC is currently building out to comply with a 60% deployment milestone by December 31, 2026.

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
On April 19, 2023, the FCC adopted a report and order that provides two additional years of transitional mobile support beginning in June 2023. Transitional mobile support recipients receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional support, and then 25% of their current monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 UPR mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and to approximately $9 million in the second year. On August 29, 2024, the FCC adopted a Second Report and Order and Order on Reconsideration, which affirmatively included Puerto Rico and USVI as eligible for funding under the definition of the 5G Fund Phase I auction. The current level of transitional mobile support is expected to remain in place until the FCC implements the potential 5G fund.
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
On November 17, 2022, the FCC issued a report and order and a further notice of proposed rulemaking adopting rules that require broadband providers to display, at the point of sale, labels that disclose certain information regarding broadband prices, introductory rates, data allowances and broadband speeds. Broadband providers also must include links to their network management practices, privacy policies, and the ACP. Broadband providers with more than 100,000 subscriber lines must comply with the majority of the label requirements by April 10, 2024. The FCC also seeks comment regarding the adoption of additional disclosure requirements regarding price and performance information, among other matters. The ACP concluded in 2024. On November 3, 2025, the FCC requested further comments to streamline and simplify the broadband labels including removal of ACP information, broadband speeds, documentation retention requirements and other modifications.
The Infrastructure Act also established the Middle Mile Broadband Infrastructure Grant Program (MMG). On June 15, 2023, the NTIA awarded LCPR a grant of approximately $9 million to fund new middle mile infrastructure in areas where LCPR has been awarded UPR Funds for last-mile services. The NTIA also administers the BEAD Program which will provide funding for high-speed broadband deployment in the 50 states and territories, including Puerto Rico and USVI. NTIA has allocated approximately $335 million and $27 million in BEAD Program funds to Puerto Rico and USVI, respectively. Liberty Mobile Puerto Rico and Liberty Mobile U.S. Virgin Islands have submitted comments regarding the draft BEAD Program action plans in Puerto Rico and USVI, respectively. Of note, in Fiscal Year 2021, Puerto Rico also allocated $400 million in state funds to the Broadband Infrastructure Fund administered by the Puerto Rico Broadband Program, to support service expansion efforts in unserved and underserved areas.
Fixed-Line Telephony Services. Liberty Puerto Rico offers fixed-line telephony services, including both circuit-switched telephony and VoIP. Its circuit-switched telephony services are subject to FCC and local regulations regarding the quality and technical aspects of service. All local telecommunications providers, including Liberty Puerto Rico, are obligated to provide telephony service to all customers within the service area, subject to certain exceptions under FCC regulations, and must give long distance telephony service providers equal access to their network. Under the Communications Act, CLECs, like us, may require interconnection with the ILEC, and the ILEC must negotiate a reasonable and nondiscriminatory interconnection agreement with the CLEC to provide any technically feasible point within the ILEC’s network, access to certain unbundled network elements and physical collocation. We have negotiated an interconnection agreement with PRTC, allowing for the physical interconnection between both companies.
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
Liberty Costa Rica
Liberty Telecomunicaciones, as a telecommunications operator and provider, is subject to regulation and enforcement under Article 121, paragraph 14, of Costa Rica’s Constitution, which enumerates a list of assets that cannot permanently leave the state’s domain, which includes the radio spectrum and the possible methods of its exploitation, the Law No. 8642, General Telecommunications Law (LGT), and Law No. 8860, Law for the Strengthening and Modernization of the Public Entities of the Telecommunications Sector, among other regulations. The main governmental entities involved in this industry are the MICITT, which leads policy development and implementation, SUTEL, as regulator of the telecommunication operators and providers and competition agency exclusively for the telecommunications sector, and the Consumer Protection Agency of the Ministry of Economy, Industry and Commerce. In its activities, Liberty Telecomunicaciones holds a telecommunications services license, which expires in 2028, issued by SUTEL that authorizes the deployment and operation of its wireline HFC network throughout the country. This license authorizes the following services: (i) paid television; (ii) the provision of fixed telephony service; (iii) internet access; and (iv) data links.
Liberty Telecomunicaciones has a total of 670 MHz allocated in three concessions. For the first, granted in 2011, MICITT awarded Telefonica 10 MHz in the 850 MHz band, 30 MHz in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. This concession has a 15-year renewable term, expiring on May 12, 2026, that may be extended for an additional 10 year term, and we have begun the process to renew this concession. For the second one, granted in 2018, MICITT awarded Liberty Telecomunicaciones 20 MHz in the 1800 MHz band and 20 MHz in the 1900/2100 MHz band. This concession has a 15-year renewable term, expiring on April 23, 2033, that may be extended for an additional 10 year term. For the third concession, granted in 2025, MICITT awarded 20 MHz in the 700 MHz band, 50 MHz in the 2,300 MHz band, 100 MHz in the 3,500 MHz band and 400 MHz in the 26/28GHz band, with a commitment to deploying over 1,552 base stations to enhance coverage and service quality in underserved areas. This concession has a 15-year renewable term, expiring on August 21, 2040, that may be extended for an additional 10 year term.
Liberty Telecomunicaciones also holds three mobile spectrum concessions in Costa Rica, each originally granted for a 15-year term and eligible for a one-time extension of an additional 10 years, subject to compliance with applicable regulatory requirements. These concessions are scheduled to expire in 2026, 2031, and 2041, respectively. Liberty Telecomunicaciones has already requested the extension of the concession expiring in 2026 and obtained a positive recommendation from the regulator to extend it. Liberty Telecomunicaciones expects to seek extensions of the other licenses in accordance with the regulatory framework in effect at the time of renewal.
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
Mobile Services. Through concessions contracts N° C-001-2011-MINAET, -002-2017-MICITT DAF-034-2013 and N° C-002-2025-MICITT, Liberty Telecomunicaciones is authorized to install, maintain, manage, operate and commercially exploit the mobile telephone service, in the assigned radio spectrum segments, for its prepaid and post-paid mobile customers, including 5G radio spectrum. On June 28, 2024, Liberty Telecomunicaciones successfully launched 5G services by leveraging Dynamic Spectrum Sharing technology, utilizing its existing spectrum originally used for 4G.
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
Competition
We operate in an emerging region of the world, where market penetration of telecommunication services such as broadband and mobile data is lower than in a number of more developed markets. We believe that we have the opportunity to capitalize upon this underlying growth across our markets and benefit from increasing penetration of our data services as well as economic growth over time.
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
•Liberty Caribbean. We typically operate in supportive mobile market structures and face competition mainly from Digicel in most of our Liberty Caribbean markets, and ALIV in The Bahamas.
•C&W Panama. In Panama, we primarily compete with Millicom (Tigo).
•Liberty Puerto Rico. Liberty Puerto Rico primarily competes with T-Mobile US and América Móvil, S.A.B. de C.V. (Claro) for the provision of mobile services in Puerto Rico.
•Liberty Costa Rica. In Costa Rica, we compete with Claro and ICE (Kolbi) for the provision of mobile services.

Broadband Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators, cable-based ISPs and satellite service providers, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using cable, DSL or FTTH networks, wireless broadband internet services and satellite-based services. These competitors have a range of product offerings with varying speeds and pricing, as well as interactive services, data and other non-video services offered to homes and businesses. With the demand for mobile internet services increasing, competition from wireless services using various advanced technologies is a competitive factor. In several of our markets, competitors offer high-speed mobile data via LTE wireless networks. In addition, other wireless technologies, such as WiFi, are available in almost all of our markets. In this intense competitive environment, speed, bundling, and pricing are key drivers for customers.
A key component of our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of services and prices, a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download speeds generally range from 300 Mbps to speeds of up to 1 Gbps. In many of our markets, we offer the highest download speeds available via our HFC cable and FTTH networks. The focus is on high-speed internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 and DOCSIS 3.1 technologies on our cable systems, we can compete with local FTTH initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level.
In several of our Liberty Caribbean markets, we are the incumbent phone company offering broadband internet products, predominantly through HFC cable and FTTH. In these markets and our other Latin American markets, our key competition for internet services is from cable and IPTV operators, FTTH operators and mobile data service providers. In most of our markets, we offer our internet service through bundled offerings that include video and fixed-line telephony.
•Liberty Caribbean. Where Liberty Caribbean is the incumbent telecommunications provider, it competes with FTTH providers, of which Digicel is the largest operating in all of our larger Caribbean markets, as well as HFC providers, the largest of which is Cable Bahamas Limited in The Bahamas.
•C&W Panama. The largest competitor in Panama is Millicom (Tigo).
•Liberty Puerto Rico. Liberty Puerto Rico primarily competes with Claro and other operators using fiber networks or fixed wireless access technologies in Puerto Rico.
•Liberty Costa Rica. In Costa Rica, we face competition primarily from ICE (Kolbi), Telecable, Millicom (Tigo) and Claro.
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
OTT aggregators and SVoD services utilizing our or our competitors’ high-speed broadband connections are also a significant competitive factor as are other video service providers that overlap our service areas. OTT video providers (such as HBO Max, Amazon Prime Video, Disney+, Paramount+ and Netflix in most of our markets, and Hulu, DirecTV Now and Sling in selected markets) offer rich VoD catalogs and/or linear channels. In some cases, these AVoD services are provided free-of-charge (such as YouTube and Pluto TV). Typically, these services are available on multiple devices in and out of the home. To augment our video services, we continue to deploy and develop newer technologies and platforms that create flexibility for our subscribers and improve their experience. For example, through our user interface, subscribers can seamlessly subscribe to these OTT and TVE services, conduct searches, discover content, and engage in the consumption of programs. Our businesses also compete to varying degrees with other sources of entertainment and information, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

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
We believe that our deep-fiber access, where available, provides us with several competitive advantages. For instance, our networks allow us to concurrently deliver internet access, together with real-time television and VoD content, without impairing our high-speed internet service. In addition, our cable infrastructure in most of our footprint allows us to provide triple-play bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Where mobile is available, our mobile networks, together with our fixed fiber-rich networks, will allow us to provide a comprehensive set of converged mobile and fixed-line services. Our capacity is designed to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental costs given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand. In response to the continued growth in OTT viewing, we have launched a number of innovative video services, including Bluu in Liberty Caribbean’s markets, +TV Total in C&W Panama, Liberty Go in Puerto Rico and Liberty Go Hogar in Costa Rica.
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
•Liberty Caribbean. Liberty Caribbean competes with a variety of pay TV service providers, with several of these competitors offering double-play and triple-play packages. In several of its other markets, including Jamaica, Trinidad and Tobago and Barbados, Liberty Caribbean is the largest or one of the largest video service providers. In these markets, its primary competition is from operators of IPTV services over VDSL and FTTH, such as Digicel and any DTH competitor locally.
•C&W Panama. C&W Panama competes primarily with Millicom (Tigo).
•Liberty Puerto Rico. Liberty Puerto Rico is the largest provider of fixed-line video services in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and DISH Network in Puerto Rico. Claro also provides video services in the market. DISH Network is an aggressive competitor, offering low introductory offers, free HD channels and, in its top tier packages, a free multi-room DVR service. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to DISH Network. In order to compete, Liberty Puerto Rico focuses on offering video packages with attractive programming, including HD and Spanish language channels, plus a specialty video package of Spanish-only channels that has gained popularity. In addition, Liberty Puerto Rico uses its bundled offers that include high-speed fixed and mobile internet connectivity solutions to drive its video services.
•Liberty Costa Rica. We compete with Millicom (Tigo), Telecable and ICE (Kolbi) over their fixed networks, and with Claro through both their fixed network and their DTH services.
Fixed-Line Telephony
The market for fixed-line telephony services is mature across our footprint. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. In most of our Liberty Caribbean markets, we are the incumbent telecommunications provider with long established customer relationships. In our other markets, our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the incumbent operators have substantially more experience in providing fixed-line telephony, greater resources to devote to the provision of such services and long-standing customer relationships. In all of our markets, we also compete with VoIP operators offering services across broadband lines and OTT telephony providers, such as WhatsApp. In many countries, our businesses also face competition from other cable telephony providers, FTTH-based providers or other indirect access providers.
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
•Liberty Caribbean. We face competition in the provision of fixed-telephony services mainly from Digicel in our Caribbean markets and Cable Bahamas Limited in The Bahamas. These companies all have competitive pricing on similar services, and the intensified level of competition we are experiencing in several of our markets has added increased pressure on the pricing of our services.
•C&W Panama. We face competition from Millicom (Tigo) in Panama.
•Liberty Puerto Rico. Liberty Puerto Rico primarily competes with Claro who is the incumbent fixed operator in Puerto Rico, and smaller fiber builders. For B2B services, Liberty Puerto Rico primarily competes with Claro, Aeronet, Neptuno and WorldNet.
•Liberty Costa Rica. In Costa Rica, we compete with ICE (Kolbi), who is the incumbent fixed telephony operator in Costa Rica, as well as Millicom (Tigo), Telecable and Claro.
Business and Wholesale Services
Through Liberty Networks, we provide a variety of advanced, point-to-point, clear channel broadband capacity, IP, Multiprotocol Label Switching, Ethernet and managed services over our owned and operated, technologically advanced, subsea fiber optic cable network. Our subsea and terrestrial fiber routes combine to form a series of fully integrated, mesh networks that provide complete operational redundancy, stability and reliability, making the overall architecture extremely difficult and costly to replicate. Given the advanced technical state of this integrated network, combined with the challenges in securing the necessary governmental and environmental licenses in all of our operating markets, we believe the network is unlikely to be replicated in the region. Competing networks in the region connect fewer countries than we do and are either linear in design, or if ringed, have high-latency protection routes. Moreover, these cable systems are generally not part of a broader ecosystem like ours, limiting their ability to offer comparable resilience, scale or service diversity. In addition, our network as of December 31, 2025, utilized approximately 25% of its potential design capacity, and we believe that our ability to take advantage of this large unused carrying capacity, coupled with the significant financial, technical and regulatory hurdles required to build a similar integrated system, makes replication in the near-term unlikely and reduces competitive risk.
We compete in the provision of B2B services with residential telecommunications operators, as noted above. We also compete with regional and international service providers, particularly when addressing larger customers.
Human Capital Resources
Our Team. As of December 31, 2025, we employed approximately 9,000 full-time employees across our five reportable segments. These are: Liberty Caribbean approximately 3,500 full-time employees, C&W Panama approximately 1,500 full-time employees, Liberty Networks approximately 1,100 full-time employees, Liberty Puerto Rico approximately 1,600 employees, and Liberty Costa Rica approximately 600 employees. The remaining employees are employed by our corporate entities. Women represented 40% of our global employees and 40% of our managerial positions. Of our total employee population, approximately 30% are covered by contracts with various unions, primarily across our Caribbean markets, Panama, and Puerto Rico. During 2025, our total employee attrition rate, both voluntary and involuntary, was approximately 21%.
We operate based on a set of strong principles including respect. We are committed to an inclusive culture where all employees can grow, thrive and perform at their best. In 2025, we measured our eNPS at +19 as part of our annual employee survey, which we believe is an indicator that we have a passionate, engaged, and dedicated workforce that is committed to supporting our customers and making a difference in the communities we operate in.

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
Our employees lead many of our outreach programs, working alongside our local and regional charitable foundations. We proudly support and give back to our communities. In 2025, through our company-wide initiative, Mission Week, over 930 employees across several countries came together to contribute nearly 7,500 volunteer hours in support of communities across Latin America and the Caribbean through a wide range of volunteer activities.
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

Available Information
All our filings with the SEC, as well as amendments to such filings, are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lla.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors relations section of our website. We may use these channels to distribute material information about our company; therefore, we encourage investors, the media, business partners and others interested in our company to review the information we post on our website. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
In the provision of telephony and broadband internet services, we are experiencing increasing competition from other telecommunications operators and other service providers in each country in which we operate, as well as other mobile providers of voice and data. Many of the other operators offer double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other facilities-based operators and wireless providers. In particular, we are seeing increased activity from satellite service providers offering direct-to-consumer and direct-to-business broadband internet as well as direct-to-cell services. In addition, as the availability and speed of broadband internet increases, we also face competition from OTT providers, including telephony providers such as WhatsApp, utilizing our or our competitors’ high-speed internet connections.
In almost all cases, our licenses are not exclusive. As a result, many of our competitors have similar licenses and have and may continue to build systems and provide services in areas in which we hold licenses. In the case of cable- and broadband-enabled services, the existence of more than one cable or FTTH system operating in the same territory is referred to as an “overbuild.” Overbuilds increase competition or create competition where none existed previously, either of which could adversely affect our growth, financial condition and results of operations.
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
We rely on third-party vendors for the equipment (including customer premises equipment, network infrastructure and mobile handsets), software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, international regulations or sanctions, supply chain delays or instability, natural calamities, interruptions in transportation systems, power supplies, terrorism and labor issues. In addition, we rely on third parties (in particular, local municipalities, power companies and other telecommunications companies) for access to rights of way, poles and conduits to attach our network equipment, and their ability to provide such access is subject to similar risks. As a result, we may not be able to obtain the equipment, software, access and services required for our businesses on a timely basis or on satisfactory terms, and this may lead us to issue credit to customers or impair our ability to deploy network infrastructure, which could adversely impact our revenue, cash flows and government funding. Any shortfall in our equipment or rights of way to deploy it could lead to delays in completing extensions to our networks and in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. To the extent that we have minimum order commitments, we would be adversely affected in the event that we were unable to resell committed products or otherwise decline to accept committed products. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our owned or licensed intellectual property rights (such as trademarks, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question. We rely on power companies to provide power necessary to operate equipment necessary to conduct our operations and to operate our customer premises equipment. As a result of any long-term interruption in power supplies, we may not be able to deliver our services on a timely or satisfactory basis or we may issue credits to customers, which could accordingly adversely impact our ability to maintain or increase our RGUs, revenue and cash flows.
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
We have entered into Weather Derivatives tied to a parametric wind index to protect us against various liability, property and business interruption damage risks if a natural catastrophe occurs in a market where we operate. We believe these instruments are an effective way to protect our assets against these risks. However, if we sustain certain damage from wind-

related events that does not trigger coverage under our Weather Derivatives, we may receive no proceeds or proceeds that do not fully cover such damage. If we do not receive sufficient proceeds from our Weather Derivatives, we may be required to make material investments to repair such damage or incur other costs as a result of such damage, which could result in decreased capital investment, decreased liquidity or increased use of credit facilities or other existing or new debt or funding arrangements.
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
•economic and political instability, social unrest, and public health crises, such as the occurrence of a contagious disease like COVID-19;
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
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2025.
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
We also have interconnection and services contracts with telecommunications carriers located in Venezuela. With respect to Venezuela, we have advised OFAC that we believe that our activities there are not covered by the OFAC regulations or are otherwise allowed under a general license and exemptions or, in the alternative, should be licensed by OFAC. In September 2022, OFAC issued a specific license to allow us to engage in all transactions necessary for U.S. financial institutions to process the collection of outstanding debts and the receipt of current and future payments relating to telecommunications services provided to Compañía Anónima Nacional Teléfonos de Venezuela. OFAC extended this license in 2023 and 2024 and it expired on August 31, 2025. We filed our application with OFAC to renew this license and are awaiting a response from OFAC..
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
•obtain access to rights of way, pole attachments and conduits;
•impact the amount of government funding under certain support programs, such as the FCC’s UPR Fund, Connect USVI Fund and the NTIA’s MMG Program;
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
In May 2018, the FCC established the UPR Fund and the Connect USVI Fund to provide subsidies for the deployment and hardening of fixed wireline and mobile wireless communications networks in Puerto Rico and the U.S. Virgin Islands. Liberty Puerto Rico receives funds from the FCC through these programs. To continue receiving funds under these programs, Liberty Puerto Rico, Liberty Mobile U.S. Virgin Islands and Broadband VI, LLC must comply with certain requirements established by the FCC as described in Item 1. Business—Description of Business—Regulatory Matters. Compliance with FCC requirements may depend upon factors such as issuance of permits by local regulatory authorities. In April 2023, the FCC adopted an additional two-year transitional period for mobile support recipients during which transitional mobile support recipients will receive 50% of their current monthly support for both 4G LTE and 5G-NR during the first year of transitional mobile support, and then 25% of their currently monthly support in their second year of transitional support. Thus, Liberty Puerto Rico’s annual Stage 2 mobile support was reduced from approximately $34 million to approximately $17 million in the first year of transitional support and will be reduced to approximately $9 million in the second year. The current level of transitional mobile support is expected to remain in place until the FCC implements the potential 5G fund. Reduced funding from these programs may have an adverse impact on Liberty Puerto Rico’s business and our RGUs, revenue and cash flow. In the specific case of the UPR Fund and the Connect USVI funding for fixed providers, such as LCPR and Broadband VI, LLC, failure to comply with program buildout milestones can result in the FCC reducing or delaying funding, clawing back allocated funds and/or imposing fines and penalties for non-compliance. In December 2025, the Wireline Competition Bureau of the FCC released the Broadband Fabric, which identified the final list of all locations to which LCPR and Broadband VI, LLC must deploy broadband services by December 31, 2028. The Wireline Competition Bureau will adjust the UPR Fund and Connect USVI funding on a pro rata basis to reflect any changes in the number of locations, which could result in a reduction of funding going forward.

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
Part of our business strategy is to grow and expand our businesses, which may, in part, be through selective acquisitions that enable us to take advantage of existing networks, local service offerings and region-specific management expertise. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation, our ability to obtain regulatory approval or satisfy other conditions to completing a transaction, and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as in the AT&T Acquisition, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; migrating our acquired businesses’ customers to our systems; integrating personnel, networks, financial systems and operational systems and building new mobile cores and IT stacks; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results; and failure to achieve the business plan with respect to any such acquisition. We cannot be assured that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
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
While we actively engage with the applicable governments and other regulatory bodies in advance of the expiry of our licenses, concessions and operating agreements, there can be no guarantee that when such licenses, concessions and operating agreements expire, we will be able to renew them on similar or commercially viable terms, or at all. For instance, in Antigua and Barbuda, the outdated mobile license is due to be renewed with an updated license. In addition, in some of the ECTEL states, we are operating under expired licenses and have applied for renewal of such licenses. We have also begun the process to renew the mobile spectrum concession in Costa Rica that is scheduled to expire in 2026. In certain jurisdictions where spectrum licenses must be renewed, there is no guarantee that we will be able to renew those licenses on similar or commercially viable terms, or at all.
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
Our businesses are highly leveraged. At December 31, 2025, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,359 million, including $409 million that is classified as current in our consolidated balance sheet and $7,950 million that is not due until 2027 or thereafter. In addition, we may incur substantial additional debt in the future, including in connection with any future acquisitions. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities are predominantly in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
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
Our ability to meet our debt service obligations or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond our control. In addition, we are dependent on customers, and, in particular local, municipal and national governments and agencies, to pay us for the services we provide in order for us to generate cash to meet our debt service obligations and to maintain our business. Accordingly, we are exposed to the risk that our government customers could default on their obligations to us and we cannot rule out the possibility that unexpected circumstances in a particular country’s economic condition may render such government unable to meet its obligation to us. In addition, we have engaged advisors and begun discussions with creditors’ advisors in relation to managing Liberty Puerto Rico’s liabilities. These discussions may not result in an agreement between the parties, and Liberty Puerto Rico’s position with respect to its debt and our position with respect to our equity in Liberty Puerto Rico remain uncertain. Any such event could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. If we cannot generate sufficient cash to meet our debt service requirements or to maintain our business, we may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.
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
Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2025, our exposure to counterparty credit risk included (i) cash and cash equivalents and restricted cash balances of $784 million and (ii) aggregate undrawn debt facilities of $914 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (i) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
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
As of December 31, 2025, we had goodwill of $3,008 million, which represented approximately 25% of our total assets. We evaluate goodwill and other indefinite-lived intangible assets (primarily spectrum licenses and cable television franchise rights) for impairment at least annually on July 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. As further described in note 7 to our consolidated financial statements, during the years ended December 31, 2025 and December 31, 2024, we recorded significant impairment losses with respect to our spectrum license intangible assets and goodwill, respectively. Based on the results of our impairment test over intangible assets not subject to amortization and impairment test over goodwill, if, among other factors, (i) our equity values were to decline significantly, (ii) we experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill and intangible assets not subject to amortization. Any such impairment charges could be significant.
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
Despite security measures, our and our vendors’ servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive actions. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. The techniques used to gain such access to our or our vendors’ technology systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving (including with the advancement of technologies like artifical intelligence), may be difficult to detect quickly, and often are not recognized until launched against a target. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to our customers, employees, assets, and reputation.
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
We were a subsidiary of Liberty Global prior to our split-off in December 2017. Following our split-off, Miranda Curtis, Paul A. Gould and Daniel Sanchez, who serve as directors of Liberty Global, and Liberty Global’s chief financial officer, Charles H.R. Bracken, also serve as directors of Liberty Latin America. Additionally, the chief executive officer and chairman of Liberty Global, Michael Fries, also serves as our executive chairman. Our directors (including the executive chairman) have fiduciary duties to our company. Likewise, any such persons who serve in similar capacities at Liberty Global or any other public corporation have fiduciary duties to that corporation or to that corporation’s shareholders. For example, there may be the potential for a conflict of interest when the company or Liberty Global pursues acquisitions and other corporate opportunities that may be suitable for each of them. In addition, all of our directors and our executive officers, other than two of our directors (Alfonso de Angoitia Noriega and Roberta S. Jacobson) and our Chief Technology Officer, Aamir Hussain, have financial interests in Liberty Global as a result of their ownership of Liberty Global ordinary shares and/or equity awards. As a result of these multiple fiduciary duties and financial interests, these directors and executive officers may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties or in which they have financial interests.
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
Our Class B common shares are not widely held, with approximately 64% of such outstanding shares as of December 31, 2025 beneficially owned by John C. Malone, a director emeritus of our company. Although our Class B common shares are eligible to trade on the OTC Markets, they are sparsely traded and do not have an active trading market. The OTC Markets provide an inter-dealer automated quotation system for equity securities that is not a national securities exchange. As a result, trading in the OTC Markets is generally much more limited than trading on any national securities exchange. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange. Each Class B common share is convertible, at any time at the option of the holder, into one Class A common share.
We may be significantly influenced by one principal shareholder, and he may sell his shares, which may cause the price of our common shares to decrease.
As of December 31, 2025, John C. Malone beneficially owned a number of our common shares representing approximately 27% of the aggregate voting power of our outstanding common shares. As a result, Mr. Malone has significant influence over Liberty Latin America. Mr. Malone’s rights to vote or dispose of his equity interest in Liberty Latin America are not subject to any restrictions in favor of Liberty Latin America other than as may be required by applicable law and except for customary transfer restrictions pursuant to incentive award agreements. The sale of a substantial number of our common shares by Mr. Malone within a short period of time, or the perception that such sale might occur, could cause our share price to decrease, make it more difficult for us to raise funds through future offerings of our common shares or acquire other businesses using our common shares as consideration.
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
As of December 31, 2025, we did not maintain effective internal control over financial reporting attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As full remediation has not yet been completed, these material weaknesses continued to exist with respect to our internal control over financial reporting as of December 31, 2025. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.
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

Our Chief Information Security Officer reports to our Chief Technology Officer, who resumed oversight of our company’s cybersecurity in January 2025. Our Chief Technology Officer has extensive experience in running and managing cyber risks at large U.S. telecommunication companies and, prior to joining our company, had led the cybersecurity practice at a business unit at a large telecommunications company and established cyber risk identification, detection and protection practices for enterprise and government customers. Our Chief Technology Officer holds undergraduate and master’s degrees in electrical engineering and has served in various roles in information technology at several telecommunications companies for over 30 years, including serving as either the Chief Technology Officer, Chief Information Officer or Chief Product Officer of three public companies.
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
Item 2.    PROPERTIES
At December 31, 2025, we leased our corporate office in Denver, Colorado, U.S. and our operations center in Panama City, Panama. Additionally, through our Liberty Networks segment, we own significant portions of our subsea network in the Caribbean region (see Item 1. Business—Description of Business—Products and Services—Business Services). Also, our subsidiaries either own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches, base stations, poles, cell towers and customer premises equipment and other property necessary for their operations. The physical components of their networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. For additional information, see note 16 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
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

	Class B
	High	Low
Year ended December 31, 2025
First quarter	$6.75	$6.75
Second quarter	$5.27	$5.27
Third quarter	$9.00	$8.01
Fourth quarter	$10.74	$9.50
Year ended December 31, 2024
First quarter	$10.00	$8.00
Second quarter	$10.00	$6.08
Third quarter	$10.00	$8.26
Fourth quarter	$8.68	$5.55
Holders
As of February 2, 2026, we had the following number of holders of record of our common stock: 10,608 Class A; 15 Class B; and 24,495 Class C. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.
Dividends
We have not paid any cash dividends on our shares, and we have no present intention of doing so. Any future payment of cash dividends will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual General Meeting of Shareholders.
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
The following table sets forth information concerning our company’s purchase of its own equity securities through exercise of some of our capped call option contracts during the three months ended December 31, 2025 (in millions, except per share amounts). Due to rounding, the total number of shares purchases during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2025 through October 31, 2025:
Class A	—	$—	—	(b)
Class C	—	$—	—
November 1, 2025 through November 30, 2025:
Class A	—	$—	—	(b)
Class C	—	$—	—
December 1, 2025 through December 31, 2025:
Class A	0.08	$8.32	0.08	(b)
Class C	0.22	$8.38	0.22
Total - October 1, 2025 through December 31, 2025:
Class A	0.08	$8.32	0.08	(b)
Class C	0.22	$8.38	0.22
(a)Average price paid per share includes direct acquisition costs.
(b)At December 31, 2025, the remaining amount authorized for repurchases under the Share Repurchase Programs was $200 million.

Stock Performance Graph
The following graph compares the changes in the cumulative total shareholder return on our Liberty Latin America Class A and Class C ordinary shares from December 31, 2020 to December 31, 2025, to the change in the cumulative total return on the MSCI Emerging Markets NTR Index and the Nasdaq Composite TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on December 31, 2020.

	December 31,
	2020	2021	2022	2023	2024	2025

Liberty Latin America Shares - Class A	$100.00	$104.76	$67.65	$65.68	$57.14	$66.40
Liberty Latin America Shares - Class C	$100.00	$102.80	$68.53	$66.19	$57.17	$67.27
MSCI Emerging Markets NTR Index	$100.00	$97.46	$77.88	$85.53	$91.95	$122.81
Nasdaq Composite TR Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
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
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2025 and 2024.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity, consolidated statements of cash flows and contractual commitments.
•Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of December 31, 2025.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 can be found under captions entitled “Results of Operations” and “Liquidity and Capital Resources” in the section entitled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025, which is available free of charge through the SEC’s website at www.sec.gov or our company’s website, https://investors.lla.com/financials/sec-filings. Our company’s website and the information contained therein, or incorporated therein, are not intended to be incorporated into this Annual Report on Form 10-K.
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
At December 31, 2025, we (i) owned and operated fixed networks that passed 4,692,600 homes and served 3,836,600 RGUs comprising 1,746,500 broadband internet subscribers, 901,000 video subscribers and 1,189,100 fixed-line telephony subscribers, and (ii) served 6,794,000 mobile subscribers.
Hurricane Melissa
In late October 2025, the island of Jamaica was impacted by Hurricane Melissa with significant damage to homes, businesses and infrastructure, particularly in the southwest of the island and moderate damage in the northwest. The capital city, Kingston, and other urban areas in the east were less impacted.
The mobile network has proved resilient and traffic levels were quick to recover, now running back to pre-hurricane levels across the vast majority of the island. The fixed infrastructure impact was more localized: over 75% of residential customers are on-line, with the metro areas much closer to full recovery. Following our internal network review, we have removed a total of 133,000 homes in the southwest and northwest part of the island from our total homes passed. Additionally, we have reduced our RGUs by approximately 136,000, comprised of 65,000 fixed-line telephony, 57,000 broadband internet and 14,000 video subscribers. These adjustments relate to RGUs where we currently do not expect to restore fixed services in the near term. However, our final assessment may change based upon the ultimate completion of our restoration and reconnection efforts in the impacted areas of the island.
As a result of the impact of Hurricane Melissa, we incurred lower revenue during the fourth quarter of 2025 and expect to incur lower revenue during 2026. The decrease in the fourth quarter of 2025 is predominantly due to lower fixed connectivity and reflects the provision of rebates for homes and businesses, which are offline for a period of time. We are working hard to restore connectivity, but there can be no guarantee as to the cadence of future reconnections or the pace of future revenue recovery. In addition, during 2026, we expect to incur additional property and equipment additions as we restore damaged networks.
For the fourth quarter of 2025, the negative impact to revenue and Adjusted OIBDA was approximately $20 million and $27 million, respectively, and we incurred incremental property and equipment additions of approximately $17 million as a result of Hurricane Melissa. Additionally, Hurricane Melissa triggered a payment pursuant to coverage under our Weather Derivatives that resulted in net proceeds after our deductible of $81 million during the year. The payment was reflected as a derivative gain in our consolidated statement of operations and a cash inflow related to operating activities in our consolidated statement of cash flows.
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
Results of Operations
The comparability of our operating results during 2025 and 2024 is affected by an acquisition and FX. As we use the term, “organic” changes exclude FX and the impact of an acquisition.
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

Year Ended December 31, 2025 as Compared with Year Ended December 31, 2024
Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income (loss) during 2025, as compared to 2024.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Revenue	$4,442.2	$4,446.8	$(4.6)	$7.9	$25.2	$(37.7)
Operating costs and expenses:
Programming and other direct costs of services	975.9	989.4	(13.5)	2.1	17.8	(33.4)
Other operating costs and expenses	1,835.0	1,976.2	(141.2)	3.9	5.5	(150.6)
Depreciation and amortization	904.9	968.3	(63.4)	0.6	—	(64.0)
Impairment, restructuring and other operating items, net	618.2	589.7	28.5	—	—	28.5
	4,334.0	4,523.6	(189.6)	6.6	23.3	(219.5)
Operating income (loss)	$108.2	$(76.8)	$185.0	$1.3	$1.9	$181.8
As reflected in the table above, we reported an operating income during 2025, as compared to operating loss during 2024. For further discussion and analysis of organic changes in revenue and costs, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs and Expenses sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.
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

	Year ended December 31,
	2025	2024
	in millions
Operating income (loss)	$108.2	$(76.8)
Share-based compensation and other Employee Incentive Plan-related expense	75.0	84.0
Depreciation and amortization	904.9	968.3
Impairment, restructuring and other operating items, net	618.2	589.7
Consolidated Adjusted OIBDA	$1,706.3	$1,565.2

The following table sets forth organic and non-organic changes in Adjusted OIBDA for the period indicated:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the year ended:
December 31, 2024	$633.3	$269.7	$242.7	$279.8	$229.5	$(89.8)	$—	$1,565.2
Organic changes related to:
Revenue	(0.9)	20.3	22.8	(76.4)	5.0	(4.7)	(3.8)	(37.7)
Programming and other direct costs of services	1.8	7.5	(7.5)	27.1	3.2	—	1.3	33.4
Other operating costs and expenses	42.2	1.4	0.2	121.0	(7.4)	(18.3)	2.5	141.6
Non-organic increases (decreases):
FX	(3.5)	—	0.2	—	5.2	—	—	1.9
An acquisition	—	—	—	1.9	—	—	—	1.9
December 31, 2025	$672.9	$298.9	$258.4	$353.4	$235.5	$(112.8)	$—	$1,706.3
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Year ended December 31,
	2025	2024
	%
Liberty Caribbean	46.2	43.3
C&W Panama	38.1	35.3
Liberty Networks	54.9	54.2
Liberty Puerto Rico	29.5	22.4
Liberty Costa Rica	37.3	37.4
Adjusted OIBDA margin is impacted by organic changes in revenue, programming and other direct costs of services and other operating costs and expenses. At our Liberty Puerto Rico segment, we incurred aggregate integration costs of $17 million during 2024, and amounts incurred during 2025 were immaterial.
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
Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers during the period and (ii) changes in ARPU. Changes in ARPU can generally be attributable to (i) changes in prices, (ii) changes in bundling or promotional discounts, (iii) changes in the tier of services selected, (iv) variances in subscriber usage patterns and (v) the overall mix of fixed and mobile products during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products.

The following table sets forth the organic and non-organic changes in revenue by reportable segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Liberty Caribbean	$1,455.0	$1,462.8	$(7.8)	$(6.9)	$—	$(0.9)
C&W Panama	783.5	763.2	20.3	—	—	20.3
Liberty Networks	471.0	447.5	23.5	0.7	—	22.8
Liberty Puerto Rico	1,199.2	1,250.4	(51.2)	—	25.2	(76.4)
Liberty Costa Rica	632.2	613.1	19.1	14.1	—	5.0
Corporate	14.9	19.6	(4.7)	—	—	(4.7)
Intersegment eliminations	(113.6)	(109.8)	(3.8)	—	—	(3.8)
Total	$4,442.2	$4,446.8	$(4.6)	$7.9	$25.2	$(37.7)
Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$484.4	$486.2	$(1.8)	(0.4)
Non-subscription revenue	20.2	28.0	(7.8)	(27.9)
Total residential fixed revenue	504.6	514.2	(9.6)	(1.9)
Residential mobile revenue:
Service revenue	364.3	352.3	12.0	3.4
Interconnect, inbound roaming, equipment sales and other	83.6	79.5	4.1	5.2
Total residential mobile revenue	447.9	431.8	16.1	3.7
Total residential revenue	952.5	946.0	6.5	0.7
B2B revenue	502.5	516.8	(14.3)	(2.8)
Total	$1,455.0	$1,462.8	$(7.8)	(0.5)
The details of the changes in Liberty Caribbean’s revenue during 2025, as compared to 2024, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(14.2)
ARPU (b)	14.6
Decrease in residential fixed non-subscription revenue (c)	(7.7)
Total decrease in residential fixed revenue	(7.3)
Increase in residential mobile service revenue (d)	14.3
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	4.3
Decrease in B2B revenue (f)	(12.2)
Total organic decrease	(0.9)
Impact of FX	(6.9)
Total	$(7.8)

(a)The decrease is primarily due to lower average video, broadband internet and fixed-line telephony RGUs, mainly driven by the impact of Hurricane Melissa.
(b)The increase is primarily due to higher ARPU on broadband internet services due to price increases in certain markets. The impact of Hurricane Melissa-related credits in the current year were largely offset by the impact of Hurricane Beryl-related credits in the prior year.
(c)The decrease is due in part to (i) lower interconnect revenue attributable to lower traffic on our networks and (ii) other immaterial declines.
(d)The increase is primarily attributable to the net effect of (i) an increase in prepaid mobile ARPU mainly resulting from price increases in Jamaica during the first quarter of 2024 and during 2025 as well as increased demand following Hurricane Melissa, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower average number of prepaid mobile subscribers, due in part to fixed-mobile convergence efforts and churn associated with price increases.
(e)The increase is primarily due to higher volumes of handset sales and inbound roaming.
(f)The decrease is mainly attributable to the net impact of (i) a decline in revenue from managed services, mostly related to the negative impact from Hurricane Melissa and a decrease in fixed-line telephony, which was partially offset by growth in broadband internet, and (ii) lower project-related revenue as a decline in our Bahamas market more than offset an increase in our Barbados market.
C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Subscription revenue	$117.3	$122.3	$(5.0)	(4.1)
Non-subscription revenue	5.1	5.0	0.1	2.0
Total residential fixed revenue	122.4	127.3	(4.9)	(3.8)
Residential mobile revenue:
Service revenue	290.7	272.2	18.5	6.8
Interconnect, inbound roaming, equipment sales and other	65.5	61.0	4.5	7.4
Total residential mobile revenue	356.2	333.2	23.0	6.9
Total residential revenue	478.6	460.5	18.1	3.9
B2B revenue	304.9	302.7	2.2	0.7
Total	$783.5	$763.2	$20.3	2.7
The details of the changes in C&W Panama’s revenue during 2025, as compared to 2024, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$6.6
ARPU (b)	(11.6)
Increase in residential fixed non-subscription revenue	0.1
Total decrease in residential fixed revenue	(4.9)
Increase in residential mobile service revenue (c)	18.5
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	4.5
Increase in B2B revenue (e)	2.2
Total	$20.3
(a)The increase is primarily due to higher average broadband internet RGUs.

(b)The decrease is primarily due to lower ARPU from video services and fixed-line telephony, mainly due to (i) higher discounts driven by competitive market conditions and (ii) the migration of customers to lower ARPU plans.
(c)The increase is primarily due to higher average postpaid and prepaid mobile subscribers, driven in part by the addition of customers to our base following the exit of a competitor from our market during the first quarter of 2024.
(d)The increase is primarily due to higher volumes of handset sales at higher unit prices.
(e)The increase is primarily attributable to (i) higher project-related revenue, with the majority stemming from government projects, and (ii) lower revenue from fixed and managed services, primarily related to lower out-of-plan usage and disconnects on fixed B2B voice customers.
Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Year ended December 31,		Increase
	2025	2024	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$135.3	$131.1	$4.2	3.2
Wholesale revenue	335.7	316.4	19.3	6.1
Total	$471.0	$447.5	$23.5	5.3
The details of the changes in Liberty Networks’ revenue during 2025, as compared to 2024, are set forth below (in millions):

Increase in enterprise revenue (a)	$3.8
Increase in wholesale revenue (b)	19.0
Total organic increase	22.8
Impact of FX	0.7
Total	$23.5
(a)The increase is primarily attributable to the net effect of (i) growth in managed services, (ii) lower revenue associated with sales-type leases on CPE and (iii) higher B2B connectivity revenue.
(b)The increase is primarily due to the net effect of (i) higher project-related revenue, primarily associated with a contract to construct and deploy a subsea cable system, (ii) higher subsea capacity revenue, (iii) lower revenue associated with the recognition of deferred revenue and penalties upon the termination of a prepaid capacity contract during the second quarter of 2024, and (iv) lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in the prior period.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential fixed revenue:
Subscription revenue	$469.7	$474.5	$(4.8)	(1.0)
Non-subscription revenue	24.0	23.3	0.7	3.0
Total residential fixed revenue	493.7	497.8	(4.1)	(0.8)
Residential mobile revenue:
Service revenue	306.4	323.3	(16.9)	(5.2)
Interconnect, inbound roaming, equipment sales and other	197.8	189.0	8.8	4.7
Total residential mobile revenue	504.2	512.3	(8.1)	(1.6)
Total residential revenue	997.9	1,010.1	(12.2)	(1.2)
B2B revenue	174.4	206.7	(32.3)	(15.6)
Other revenue	26.9	33.6	(6.7)	(19.9)
Total	$1,199.2	$1,250.4	$(51.2)	(4.1)
The details of the changes in Liberty Puerto Rico’s revenue during 2025, as compared to 2024, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(13.2)
ARPU (b)	8.4
Increase in residential fixed non-subscription revenue	0.7
Total decrease in residential fixed revenue	(4.1)
Decrease in residential mobile service revenue (c)	(40.8)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	7.5
Decrease in B2B revenue (e)	(32.3)
Decrease in other revenue (f)	(6.7)
Total organic decrease	(76.4)
Impact of an acquisition	25.2
Total	$(51.2)
(a)The decrease is primarily attributable to (i) lower average broadband internet and video RGUs and (ii) a negative impact from the termination of a government-sponsored program during the second quarter of 2024.
(b)The increase is primarily due to higher ARPU from broadband internet and video services, mainly due to price increases. The increase also includes the impact of credits issued to customers during the prior year following Hurricane Ernesto, which impacted Puerto Rico in August 2024.
(c)The decrease is primarily due to the negative impacts from the migration of customers to our mobile network and network challenges in 2024, which caused a decline in the average number of postpaid mobile subscribers and lower postpaid mobile ARPU.
(d)The increase is primarily driven by higher equipment sales and inbound roaming revenue.
(e)The decrease is primarily attributable to lower revenue from mobile services due mostly to the negative impacts from the migration of customers to our mobile network in 2024, which caused declines in the average number of mobile subscribers and lower mobile ARPU.

(f)The decrease is primarily attributable to (i) a decline in the rate of funding in June 2024 related to funds from the FCC that we use to expand and improve our fixed and mobile networks, and (ii) a decrease in funding related to a grant from the NTIA to fund network infrastructure to remote and underserved communities.
Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)
	2025	2024	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$128.3	$137.1	$(8.8)	(6.4)
Non-subscription revenue	40.2	35.2	5.0	14.2
Total residential fixed revenue	168.5	172.3	(3.8)	(2.2)
Residential mobile revenue:
Service revenue	295.0	276.0	19.0	6.9
Interconnect, inbound roaming, equipment sales and other	99.8	88.9	10.9	12.3
Total residential mobile revenue	394.8	364.9	29.9	8.2
Total residential revenue	563.3	537.2	26.1	4.9
B2B revenue	68.9	75.9	(7.0)	(9.2)
Total	$632.2	$613.1	$19.1	3.1
The details of the changes in Liberty Costa Rica’s revenue during 2025, as compared to 2024, are set forth below (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$6.9
ARPU (b)	(18.5)
Increase in residential fixed non-subscription revenue (c)	4.1
Total decrease in residential fixed revenue	(7.5)
Increase in residential mobile service revenue (d)	12.4
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	8.6
Decrease in B2B revenue (f)	(8.5)
Total organic increase	5.0
Impact of FX	14.1
Total	$19.1
(a)The increase is primarily driven by higher average broadband internet and video RGUs.
(b)The decrease is primarily attributable to lower ARPU from video services and, to a lesser extent, from broadband internet and fixed-line telephony services.
(c)The increase is primarily attributable to higher volumes of CPE sales.
(d)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers, (ii) lower prepaid ARPU and, to a lesser extent, lower postpaid mobile ARPU and (iii) lower average prepaid mobile subscribers.
(e)The increase is primarily attributable to the net effect of (i) higher equipment sales, mainly driven by higher volumes, and (ii) a decrease in interconnect revenue, driven by lower local traffic volume.
(f)The decrease is primarily attributable to a decline in project-related revenue.

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

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Programming and copyright	$224.6	$233.6	$(9.0)	$0.6	$—	$(9.6)
Interconnect	262.6	278.3	(15.7)	0.2	12.2	(28.1)
Equipment	330.3	315.9	14.4	1.6	5.6	7.2
Project-related and other	158.4	161.6	(3.2)	(0.3)	—	(2.9)
Total programming and other direct costs of services	$975.9	$989.4	$(13.5)	$2.1	$17.8	$(33.4)
Liberty Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$64.5	$64.2	$0.3	$(0.3)	$0.6
Interconnect	61.4	65.4	(4.0)	(0.4)	(3.6)
Equipment	38.2	50.0	(11.8)	(0.1)	(11.7)
Project-related and other	55.5	42.9	12.6	(0.3)	12.9
Total programming and other direct costs of services	$219.6	$222.5	$(2.9)	$(1.1)	$(1.8)
•Programming and copyright: The organic increase is mainly due to an increase associated with a copyright claim that was largely offset by lower rates resulting from the renegotiation of certain content agreements and lower video subscribers.
•Interconnect: The organic decrease is primarily due to (i) lower rates, including the renegotiation of a contract, and (ii) lower overall volumes of traffic.
•Equipment: The organic decrease is mainly due to (i) lower handset costs and (ii) lower B2B equipment costs.
•Project-related and other: The organic increase is primarily due to higher costs associated with incentives to customers in an effort to drive fixed-mobile convergence.

C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Year ended December 31,		Increase (decrease)
	2025	2024
	in millions
Programming and copyright	$20.5	$22.0	$(1.5)
Interconnect	63.5	69.4	(5.9)
Equipment	59.5	50.3	9.2
Project-related and other	98.2	107.5	(9.3)
Total programming and other direct costs of services	$241.7	$249.2	$(7.5)
•Interconnect: The decrease is primarily due to lower volumes of traffic.
•Equipment: The increase is primarily attributable to higher volumes of handset sales to residential and B2B customers.
•Project-related and other: The decrease is primarily due to (i) lower government-related project costs, driven by improved margins in 2025, and (ii) a decline resulting from the renegotiation of rates on certain B2B projects.
Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Year ended December 31,		Increase	Increase from:
	2025	2024		FX	Organic
	in millions
Interconnect	$54.6	$49.0	$5.6	$0.1	$5.5
Equipment	0.6	0.3	0.3	—	0.3
Project-related and other	17.4	15.7	1.7	—	1.7
Total programming and other direct costs of services	$72.6	$65.0	$7.6	$0.1	$7.5
•Interconnect: The organic increase is primarily due to (i) higher backhaul expenses, and (ii) higher license cost.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		An Acquisition	Organic
	in millions
Programming and copyright	$101.8	$109.8	$(8.0)	$—	$(8.0)
Interconnect	78.9	83.7	(4.8)	12.2	(17.0)
Equipment	157.3	151.4	5.9	5.6	0.3
Project-related and other	2.3	4.7	(2.4)	—	(2.4)
Total programming and other direct costs of services	$340.3	$349.6	$(9.3)	$17.8	$(27.1)
•Programming and copyright: The organic decrease primarily relates to the net effect of (i) lower subscriber counts and customers moving to lower cost product offerings, (ii) lower programmer fees resulting from contract renegotiations and (iii) higher costs associated with rate increases.

•Interconnect: The organic decrease is primarily due to (i) lower mobile network costs generally associated with the expiration of a transition service agreement during 2024, and (ii) lower roaming costs associated with a decline in traffic.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Programming and copyright	$37.8	$37.6	$0.2	$0.9	$(0.7)
Interconnect	23.0	28.4	(5.4)	0.5	(5.9)
Equipment	74.7	63.9	10.8	1.7	9.1
Project-related and other	1.2	6.9	(5.7)	—	(5.7)
Total programming and other direct costs of services	$136.7	$136.8	$(0.1)	$3.1	$(3.2)
•Interconnect: The organic decrease is primarily driven by (i) lower volumes of traffic and (ii) a decrease in roaming.
•Equipment: The organic increase is primarily attributable to higher handset unit costs.
•Project related and other: The organic decrease is due to lower costs associated with B2B projects.
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
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related costs, travel and entertainment and other operating-related costs; and
•Share-based compensation and other Employee Incentive Plan-related expense that relates to (i) equity awards issued to our employees and Directors, (ii) certain bonuses that are paid in the form of equity and (iii) our LTVP, whether settled in common shares or cash.

Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Year ended December 31,		Decrease	Increase (decrease) from:
	2025	2024		FX	An acquisition	Organic
	in millions
Personnel and contract labor	$558.6	$579.2	$(20.6)	$0.3	$—	$(20.9)
Network-related	215.9	237.2	(21.3)	0.2	—	(21.5)
Service-related	252.7	267.2	(14.5)	0.4	3.5	(18.4)
Commercial	179.6	189.6	(10.0)	1.3	2.0	(13.3)
Facility, provision, franchise and other	553.2	619.0	(65.8)	1.7	—	(67.5)
Share-based compensation and other Employee Incentive Plan-related expense	75.0	84.0	(9.0)	—	—	(9.0)
Total other operating costs and expenses	$1,835.0	$1,976.2	$(141.2)	$3.9	$5.5	$(150.6)
For additional information regarding our share-based compensation and other Employee Incentive Plan-related expense, see Results of Operations (below Adjusted OIBDA) discussion and analysis below.
Liberty Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Year ended December 31,		Decrease	Decrease from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$191.6	$201.3	$(9.7)	$(0.7)	$(9.0)
Network-related	123.1	133.4	(10.3)	(0.7)	(9.6)
Service-related	69.7	70.6	(0.9)	(0.1)	(0.8)
Commercial	32.7	42.1	(9.4)	(0.1)	(9.3)
Facility, provision, franchise and other	145.4	159.6	(14.2)	(0.7)	(13.5)
Share-based compensation and other Employee Incentive Plan-related expense	12.4	18.9	(6.5)	—	(6.5)
Total other operating costs and expenses	$574.9	$625.9	$(51.0)	$(2.3)	$(48.7)
•Personnel and contract labor: The organic decrease is primarily due to lower headcount.
•Network-related: The organic decrease is primarily due to the net effect of (i) cost savings initiatives, including the renegotiation of certain contract terms, (ii) an increase in various costs in Jamaica as a result of Hurricane Melissa, (iii) lower power costs primarily driven by a decrease in consumption and rates, and (iv) a decrease in asset retirement obligations.
•Commercial: The organic decrease is primarily driven by (i) cost saving initiatives, including system improvements and the renegotiation of certain contracts, and (ii) lower marketing costs.
•Facility, provision, franchise and other: The organic decrease is primarily due to the net effect of (i) the positive impact to the comparisons associated with an unfavorable adjustment on a tax-related assessment at one of our markets during the second quarter of 2024, (ii) an increase of bad debt expense, and (iii) lower facility-related costs driven by cost savings initiatives.

C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Year ended December 31,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$71.8	$78.8	$(7.0)
Network-related	47.8	52.1	(4.3)
Service-related	21.1	19.3	1.8
Commercial	34.3	30.1	4.2
Facility, provision, franchise and other	67.9	64.0	3.9
Share-based compensation and other Employee Incentive Plan-related expense	6.5	7.3	(0.8)
Total other operating costs and expenses	$249.4	$251.6	$(2.2)
•Personnel and contract labor: The decrease is primarily due to (i) lower headcount levels following the execution of certain restructuring plans and (ii) lower commissions.
•Network-related: The decrease is primarily due to lower (i) power-related utility costs and (ii) lease costs.
•Commercial: The increase is primarily due to higher commissions expense, in large part due to a shift from internal to external resources.
•Facility, provision, franchise and other: The increase is primarily due to (i) higher bad debt expense and (ii) other immaterial increases across various categories.
Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Year ended December 31,		Increase (decrease)	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$51.1	$46.4	$4.7	$0.2	$4.5
Network-related	46.2	47.9	(1.7)	—	(1.7)
Service-related	13.3	9.8	3.5	—	3.5
Commercial	2.2	1.4	0.8	—	0.8
Facility, provision, franchise and other	27.2	34.3	(7.1)	0.2	(7.3)
Share-based compensation and other Employee Incentive Plan-related expense	2.8	3.6	(0.8)	—	(0.8)
Total other operating costs and expenses	$142.8	$143.4	$(0.6)	$0.4	$(1.0)
•Personnel and contract labor: The organic increase is primarily related to higher salary and bonus-related expenses.
•Service-related: The organic increase is primarily due to software migration expenses, higher outsourcing and professional services.
•Facility, provision, franchise and other: The organic decrease is primarily due to lower bad debt expense, mostly associated with the negative impact of adjustments made for two large customers during 2024.

Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Year ended December 31,		Decrease	Increase (decrease) from:
	2025	2024		An acquisition	Organic
	in millions
Personnel and contract labor	$145.4	$164.1	$(18.7)	$—	$(18.7)
Network-related	33.8	36.3	(2.5)	—	(2.5)
Service-related	87.5	119.7	(32.2)	3.5	(35.7)
Commercial	48.1	54.6	(6.5)	2.0	(8.5)
Facility, provision, franchise and other	190.7	246.3	(55.6)	—	(55.6)
Share-based compensation and other Employee Incentive Plan-related expense	5.6	6.8	(1.2)	—	(1.2)
Total other operating costs and expenses	$511.1	$627.8	$(116.7)	$5.5	$(122.2)
•Personnel and contract labor: The organic decrease is primarily due to (i) lower salaries and related personnel costs, driven by reductions in headcount associated with restructuring plans, (ii) an increase to capitalized labor cost, and (iii) the impact associated with the sale of research and development tax credits generated on personnel costs at Liberty Puerto Rico.
•Network-related: The organic decrease is primarily due to the termination of a transition service agreement during the first half of 2024 offset by higher network repair and other costs during 2025.
•Service-related: The organic decrease is primarily due to (i) costs incurred during 2024 associated with (a) a transition service agreement that was terminated during 2024 and (b) service-related integration costs related to the migration of customers to our mobile network following the AT&T Acquisition, and (ii) a decrease associated with lower information technology software costs.
•Commercial: The organic decrease is primarily driven by lower marketing and call center costs.
•Facility, provision, franchise and other: The organic decrease is primarily due to lower bad debt expense as we incurred significant charges during 2024 due to the impact of billing and collection issues experienced during and following the migration of customers to our mobile network and associated systems.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Year ended December 31,		Increase	Increase (decrease) from:
	2025	2024		FX	Organic
	in millions
Personnel and contract labor	$33.5	$32.0	$1.5	$0.8	$0.7
Network-related	40.6	39.9	0.7	0.9	(0.2)
Service-related	25.5	25.3	0.2	0.5	(0.3)
Commercial	62.3	61.4	0.9	1.4	(0.5)
Facility, provision, franchise and other	98.1	88.2	9.9	2.2	7.7
Share-based compensation and other Employee Incentive Plan-related expense	2.1	1.4	0.7	—	0.7
Total other operating costs and expenses	$262.1	$248.2	$13.9	$5.8	$8.1
•Facility, provision, franchise and other: The organic increase is primarily due to higher bad debt expense.

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Year ended December 31,		Increase (decrease)
	2025	2024
	in millions
Personnel and contract labor	$63.4	$56.6	$6.8
Service-related	39.9	25.0	14.9
Facility, provision, franchise and other	24.4	27.8	(3.4)
Share-based compensation and other Employee Incentive Plan-related expense	45.7	46.0	(0.3)
Total other operating costs and expenses	$173.4	$155.4	$18.0
•Personnel and contract labor: The increase is primarily due to (i) higher bonus-related expense, (ii) higher headcount and (iii) lower capitalized labor.
•Service-related: The increase is primarily due to higher professional services costs.
Results of operations (below Adjusted OIBDA)
Share-based compensation and other Employee Incentive Plan-related expense (included in other operating costs and expenses)
Share-based compensation and other Employee Incentive Plan-related expense decreased by $9 million or 11% during 2025, as compared to 2024. The decrease is primarily driven by a 2024 modification of the legal life of outstanding SARs resulting in incremental share-based compensation expense recorded during 2024. For further discussion of this modification, see note 12 to our consolidated financial statements. The decrease is also impacted by lower grants and higher cancellations experienced, partially offset by an increase in expense associated with our LTVP.
For additional information regarding our share-based compensation and other Employee Incentive Plan-related expense, see note 12 to our consolidated financial statements.
Depreciation and amortization
Our depreciation and amortization expense decreased $63 million or 7% during 2025, as compared to 2024, primarily due to (i) certain assets becoming fully depreciated across markets at Liberty Caribbean, (ii) lower depreciation expense at Liberty Puerto Rico associated with the sale of research and development tax credits generated on depreciated assets and (iii) customer relationship assets becoming fully amortized in Liberty Caribbean and C&W Panama.
Impairment, restructuring and other operating items, net

	Year ended December 31,
	2025	2024
	in millions
Impairment charges (a)	$558.9	$538.4
Restructuring charges (b)	52.4	38.5
Other operating items, net (c)	6.9	12.8
Total	$618.2	$589.7
(a)The 2025 amount includes an impairment of $494 million on spectrum license intangible assets recorded at Liberty Puerto Rico. Additionally, during October 2025, our operations in Jamaica were significantly impacted by Hurricane Melissa resulting in extensive damage to homes, businesses and infrastructure. Based on estimates of the impacts on our operations, we recorded impairment changes of $56 million to reduce the carrying values of our property and equipment. The 2024 amount primarily relates to an impairment of goodwill recorded at Liberty Puerto Rico. For additional information associated with these impairment charges, see note 7 to our consolidated financial statements.
(b)The amounts include employee severance and termination costs related to reorganization activities mainly at (i) C&W Panama, Liberty Puerto Rico and Corporate Operations for 2025, and (ii) C&W Panama for 2024.

(c)The amounts primarily include the net effect of direct acquisition costs and gains on asset dispositions.
Interest expense
Our interest expense increased $29 million during 2025, as compared to 2024. The increase is primarily attributable to an increase in our average debt balances and weighted-average interest rates.
For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our consolidated financial statements and under Item 7A. Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.
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

	Year ended December 31,
	2025	2024
	in millions
Interest rate derivative contracts (a)	$(63.4)	$76.7
Foreign currency forward contracts and other (b)	(7.1)	(7.6)
Weather Derivatives (c)	50.5	13.0
Total	$(20.0)	$82.1
(a)The gains (losses) during 2025 and 2024 are primarily attributable to changes in interest rates.
(b)The losses during 2025 and 2024 are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the net effect of (i) gains of $81 million and $44 million during 2025 and 2024 associated with payments pursuant to coverage under our Weather Derivatives that was triggered by Hurricanes Melissa and Beryl, respectively, and (ii) amortization of premiums associated with our Weather Derivatives.
For additional information concerning our derivative instruments, see notes 4 and 6 to our consolidated financial statements and Item 7A. Qualitative and Quantitative Disclosures about Market Risk below.
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

	Year ended December 31,
	2025	2024
	in millions
U.S. dollar-denominated debt issued by non-U.S.dollar functional currency entities (a)	$10.5	$10.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(10.7)	(14.9)
Other (b)	(42.5)	(13.6)
Total	$(42.7)	$(18.3)
(a)The net gains are primarily due to a CRC and JMD functional currency entity.

(b)Primarily includes (i) losses upon conversion of foreign currency assets and (ii) third-party receivables and payables denominated in a currency other than an entity’s functional currency.
Losses on debt extinguishments, net
Our gains or losses on debt extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts and/or (iii) breakage fees.
We recognized losses on debt extinguishment, net, of $14 million and $6 million during 2025 and 2024, respectively. The net loss during 2025 is associated with the refinancing activity at C&W. The net loss during 2024 is primarily due to (i) refinancing activity at C&W during October 2024 and (ii) the repurchase and cancellation of the Convertible Notes.
For additional information concerning our losses on debt modification and extinguishment, see note 9 to our consolidated financial statements.
Income tax benefit or expense
Liberty Latin America was formed as a corporation in Bermuda where the company has a “statutory” or “expected” tax rate of 15%, effective as of January 1, 2025. For the year ended December 31, 2024, the Bermuda statutory tax rate was 0%. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates. For additional information, see note 13 to our consolidated financial statements.
We recognized income tax benefit of $99 million and nil during 2025 and 2024, respectively.
The income tax benefit attributable to our loss before income taxes during 2025 differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of (i) jurisdictional statutory income tax rate differential, (ii) permanent tax differences, such as non-taxable income, and (iii) changes in uncertain tax positions. These beneficial effects on our effective tax rate were partially offset by the detrimental effects of (i) cross-border tax laws and payments, (ii) changes in tax laws or rates, (iii) net decrease of tax credits, (iv) net increases in valuation allowances, (v) permanent tax differences, such as non-deductible expenses, and (vi) global minimum tax.
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
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Year ended December 31,
	2025	2024
	in millions
Operating income (loss)	$108.2	$(76.8)
Net non-operating expenses	$(761.0)	$(583.1)
Income tax benefit	$98.5	$0.2
Net loss	$(554.3)	$(659.7)
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
Liquidity and Capital Resources
Sources and Uses of Cash
As of December 31, 2025, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at December 31, 2025. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our consolidated financial statements.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at December 31, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and corporate subsidiaries (a)	$127.1
Borrowing groups (b):
C&W (c)	507.5
Liberty Puerto Rico	85.5
Liberty Costa Rica	63.8
Total borrowing groups	656.8
Total cash and cash equivalents	$783.9
(a)Represents amounts held by Liberty Latin America on a standalone basis, and its corporate subsidiaries that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(b)Represents the aggregate amounts held by the applicable borrowing group.
(c)Includes $70 million and $30 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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

During 2025, we exercised some of our rights pursuant to the capped call option contracts, which resulted in 0.6 million shares being effectively repurchased and reflected in treasury stock at December 31, 2025. For additional information regarding our Share Repurchase Programs, see note 11 to our consolidated financial statements and above Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2025, see note 9 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its corporate subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
For additional information regarding our cash flows, see the discussion under Liquidity and Capital Resources—Consolidated Statements of Cash Flows below.
Capitalization
We seek to maintain our debt at levels that are expected to provide for attractive equity returns without assuming undue risk. When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed under Item 7A. Quantitative and Qualitative Disclosures about Market Risk and in note 6 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risks associated with our debt instruments.
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2025, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At December 31, 2025, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,359 million, including $409 million that is classified as current in our consolidated balance sheet and $7,950 million that is not due until 2027 or thereafter. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2025. Included in the outstanding principal amount of our debt at December 31, 2025 is (i) $306 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $249 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 9 to our consolidated financial statements.

The weighted average interest rate in effect at December 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.3%. The interest rate is generally based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at December 31, 2025 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.2)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.6)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.8% at December 31, 2025.
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
Summary. Our 2025 and 2024 consolidated statements of cash flows are summarized as follows:

	Year ended December 31,
	2025	2024	Change
	in millions
Net cash provided by operating activities	$805.9	$756.3	$49.6
Net cash used by investing activities	(592.3)	(688.5)	96.2
Net cash used by financing activities	(43.6)	(386.4)	342.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(40.3)	(10.9)	(29.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$129.7	$(329.5)	$459.2
Operating Activities. The increase in cash provided by operating activities is primarily due to the net effect (i) an increase in Adjusted OIBDA, (ii) an increase associated with lower interest payments, (iii) a decrease resulting from higher tax payments, and (iv) a net increase of $13 million associated with derivatives, which includes the impact of proceeds related to our Weather Derivatives of $81 million in connection with Hurricane Melissa in 2025 and $44 million in connection with Hurricane Beryl in 2024.
Investing Activities. The cash used by investing activities during the year ended December 31, 2025 primarily relates to (i) $500 million used for the purchase of capital expenditure, as further discussed below, and (ii) $80 million associated with the purchase of investment, primarily related to our investment in WOW and certain additional investments in our Liberty Caribbean segment. Cash used by investing activities during the year ended December 31, 2024 primarily relates to (i) $540 million used for the purchase of capital expenditure, as further discussed below, (ii) $95 million used for the LPR Acquisition, and (iii) $47 million associated with the purchase of investment, primarily related to our investment in WOW.

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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2025	2024
	in millions
Property and equipment additions	$640.1	$725.3
Assets acquired under capital-related vendor financing arrangements	(123.9)	(154.9)
Assets acquired under finance leases	(4.9)	—
Changes in current liabilities related to capital expenditures and other	(11.3)	(30.0)
Capital expenditures, net	$500.0	$540.4
The decrease in our property and equipment additions during the year ended December 31, 2025, as compared to 2024, is primarily due to the net effect of (i) decreases in new build and upgrade and in products and enablers. During the years ended December 31, 2025 and 2024, our property and equipment additions represented 14.4% and 16.3% of revenue, respectively.
Financing Activities. During the year ended December 31, 2025, we generated $44 million in cash from financing activities, primarily due to (i) $71 million in net debt borrowings, (ii) $73 million in distributions to noncontrolling interest owners, primarily related to C&W Panama and C&W Bahamas, (iii) $56 million in payments for financing costs and debt redemption premiums and (iv) $19 million in net cash received related to derivative instruments. During 2024, we used $386 million of cash for financing activities, primarily due to the net impact of (i) $257 million in net debt repayment, (ii) $83 million of cash outflows associated with the repurchase of Liberty Latin America common shares, (iii) $55 million in payments related to distributions to noncontrolling interest owners in C&W Panama, C&W Bahamas and Liberty Costa Rica, (iv) $43 million of net cash inflows related to derivative instruments, primarily related to the amendment of certain interest rate derivative contracts at Liberty Caribbean and Liberty Puerto Rico, and (v) $18 million of payments for financing costs and debt premiums.
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

Contractual Commitments
The following table sets forth the U.S. dollar equivalents of our debt and certain other contractual obligations and commitments as of December 31, 2025.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	in millions
Debt (excluding interest)	$8,349.8	$406.3	$2,286.9	$1,643.5	$4,013.1
Operating leases	696.0	132.0	221.3	164.2	178.5
Other (a)	294.9	179.6	92.0	21.5	1.8
Total (b)	$9,340.7	$717.9	$2,600.2	$1,829.2	$4,193.4

Projected cash interest payments on debt and finance lease obligations (c)	$3,057.4	$604.3	$1,062.4	$758.9	$631.8
(a)Amounts primarily represent (i) obligations due related to the LPR Acquisition, as described in note 5 to our consolidated financial statements, (ii) obligations due related to the LCR NCI Transaction, (iii) guaranteed minimum commitments associated with (a) our CPE and mobile handset device contractual obligations and (b) programming fees under multi-year contracts typically based on a rate per customer or stated annual fee, and (iv) finance leases, excluding interest.
(b)The commitments included in this table do not reflect any liabilities that are included in our December 31, 2025 consolidated balance sheet other than debt, finance lease obligations and operating lease obligations. Our liability for uncertain tax positions, including accrued interest, in the various jurisdictions in which we operate ($43 million at December 31, 2025) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. For additional information regarding our liability for uncertain tax positions, see note 13 to our consolidated financial statements.
(c)Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our derivative contracts.
For information concerning our operating leases, debt and finance lease obligations and commitments, see notes 8, 9 and 16, respectively, to our consolidated financial statements.
In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2025, 2024 and 2023, see note 6 to our consolidated financial statements. For information regarding our defined benefit plans, see note 10 to our consolidated financial statements.

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
Impairment of Property and Equipment and Intangible Assets
The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 70% of our total assets at December 31, 2025.
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
Considerable management judgment is used to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. We typically determine fair value of a reporting unit or of a long-lived asset or asset group using a discounted cash flow analysis under the income approach to valuation. Our discounted cash flow analysis is based on assumptions in our long-range business plans, and the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the future cash flows. The development of these cash flows and the discount rate applied to the cash flows are subject to inherent uncertainties, and actual results could vary significantly from such estimates.
To determine the fair value of indefinite-lived spectrum licenses, we typically apply the market approach. Under the market approach, we maximize the use of observable inputs by leveraging data obtained from spectrum auctions and secondary market transactions involving comparable spectrum licenses to derive indications of fair value. We may further discount indicated

values to account for the relative utility of the specific frequencies we own. The selection of comparable transactions and the application of discounts to the indicated value of a particular frequency involves judgment.
We recorded (i) impairments of $494 million of indefinite-lived spectrum licenses related to Liberty Puerto Rico during 2025 and (ii) goodwill impairments of $516 million related to Liberty Puerto Rico during 2024. For additional information regarding certain impairments recorded during 2025, 2024 and 2023, see notes 4 and 7 to our consolidated financial statements.
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
For additional information, including the specific weighted average discount rates we used to complete certain non-recurring valuations, see note 4 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 5 and 7, respectively, to our consolidated financial statements.
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
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to service, repay or refinance such debt. Although we generally seek to match the denomination of our borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements, whenever possible and when cost effective to do so, by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. For additional information concerning the terms of our derivative instruments, see note 6 to our consolidated financial statements.
In addition to the exposure that results from unmatched debt, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our operating subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases and programming contracts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these items will result in (i) unrealized foreign currency transaction gains and losses based upon period-end exchange rates or (ii) realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our programming and other direct costs of services, other operating costs and expenses and property and equipment additions were not hedged as of December 31, 2025. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposures to FX risk during 2025 were to (i) the CRC as 14% of our reported revenue for the period was derived from Liberty Costa Rica, whose functional currency is the CRC and (ii) the JMD as 9% of our reported revenue for the period was derived from C&W Jamaica, whose functional currency is the JMD. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Latin America and the Caribbean. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our operating subsidiaries and affiliates into U.S. dollars.
The relationship between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2025	2024
Spot rates:
CRC	497.47	510.49
JMD	159.08	155.33

	Year ended December 31,
	2025	2024
Average rates:
CRC	503.86	515.50
JMD	158.53	155.87
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
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the SOFR-indexed debt of C&W and Liberty Puerto Rico. For additional information concerning the details of our debt, see note 9 to our consolidated financial statements.
In general, except in the case of Liberty Puerto Rico where we do not have any derivative instruments outstanding at December 31, 2025, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At December 31, 2025, we paid a fixed or capped rate of interest on 88% of our total debt, which includes the impact of our interest rate derivative contracts. The final maturity dates of our various portfolios of interest rate derivative instruments match the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our consolidated financial statements.
Weighted Average Variable Interest Rate. At December 31, 2025, the outstanding principal amount of our variable-rate indebtedness aggregated $3,167 million, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.4%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual interest expense and cash outflows by $16 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
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
At December 31, 2025, our exposure to counterparty credit risk included (i) cash and cash equivalent balances of $784 million and (ii) aggregate undrawn credit facilities of $914 million.
Our C&W and Liberty Costa Rica borrowing groups have each entered into derivative instruments under agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.
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
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 4 and 6 to our consolidated financial statements.

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at December 31, 2025, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $112 million ($118 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 6 to our consolidated financial statements.

	Payments (receipts) due during:					Total
	2026	2027	2028	2029	2030 and Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(44.6)	$(23.3)	$(13.7)	$2.2	$5.1	$(74.3)
Other (b)	6.7	—	—	—	—	6.7
Total	$(37.9)	$(23.3)	$(13.7)	$2.2	$5.1	$(67.6)
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
Our management, with the participation of the Executives, evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are not effective as of December 31, 2025 due to material weaknesses in internal control over financial reporting, as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
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
Our management, with the participation of the Executives and Board of Directors, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management identified the following material weaknesses in internal control over financial reporting, which exist as of December 31, 2025:
•Due to an insufficient allocation of knowledgeable resources, the company did not effectively deploy control activities necessary to ensure the completeness and reliability of information used in certain manual and automated controls.
•As a consequence, process-level controls were determined to be ineffective throughout the order-to-cash (including revenue, trade receivables, and deferred revenue), long-lived assets, and other financial reporting processes.
These control deficiencies resulted in immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2025. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting, and our internal control over financial reporting is not effective as of December 31, 2025.
Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the company's internal control over financial reporting. KPMG LLP's report is included herein on page II-35.
Ongoing Remediation Efforts
As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023 and in this Annual Report on Form 10-K, we continue to implement remediation plans for the aforementioned material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.
With respect to the remaining material weaknesses in internal control disclosed above, we are further enhancing remediation plans as follows:
•Assessing the specific training needs for newly hired and existing personnel and developing and delivering training programs designed to uphold our internal control standards.

•Enhancing our information and communication processes, including through information technology solutions, to ensure that information needed for financial reporting is accurate, complete, relevant, reliable, and communicated in a timely manner.
We believe these measures will remediate the control deficiencies and strengthen our internal control over financial reporting. We will test the operating effectiveness of the revised and new controls subsequent to full implementation, and will consider the material weakness remediated after the applicable controls have operated effectively for a sufficient period of time.
The actions we are taking are subject to continued senior management review as well as audit committee oversight. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures described above.
Changes in Internal Control over Financial Reporting
The following remediation activities, amongst others, have taken place as of December 31, 2025:
•Hired additional individuals with appropriate skills and experience and ensured responsibilities are appropriately assigned and the individuals are held accountable.
•Engaged third-party experts to assist in training and coaching existing personnel regarding control design and execution, enhancing the design of the risk assessment process and ensuring that internal controls over financial reporting are or will be implemented to mitigate those risks, and monitoring the execution of internal controls over financial reporting.
•Designed and implemented a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
•Completed our IT risk assessment process and design and implement GITCs, including program change controls and access controls, that support the consistent operation of the company’s IT operating systems, databases and IT applications, and end user computing over financial reporting, and ensure they are operating effectively to support process-level automated and manual control activities that are dependent upon information derived from IT systems.
•Enhanced the design of existing control activities and implemented additional process-level control activities (including controls over the order-to-cash, procure-to-pay, hire-to-pay, long-lived assets, inventory, and other financial reporting processes) and ensured they are properly evidenced and operating effectively.
•Provided training for control owners covering control requirements and performance, and control owner’s responsibilities.
•Implemented changes to our bonus program to incorporate control implementation and performance objectives specific to each in-scope operation.
These actions, amongst others, resulted in complete remediation of the material weaknesses in internal control over financial reporting related to our risk assessment processes and GITCs as disclosed in our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023.
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
(b)    Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Liberty Latin America Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over residential and B2B revenue
As discussed in Note 17 to the consolidated financial statements, the Company had $4.4 billion in residential and B2B revenues for the year ended December 31, 2025. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over residential and B2B revenue as a critical audit matter. Subjective auditor judgment, and specialized skills and knowledge, were required to determine the nature and extent of procedures to be performed over the related IT systems, applications, configurations and interfaces.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT systems, applications, configurations and interfaces. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems, applications, configurations and interfaces that are used by the Company in its recognition of residential and B2B revenues. We vouched certain revenue transactions to underlying documentation throughout the year and performed analytical procedures over the completeness and accuracy of revenue recognized by the Company. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Liberty Latin America Ltd.:
Opinion on Internal Control Over Financial Reporting
We have audited Liberty Latin America Ltd. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
•Due to an insufficient allocation of knowledgeable resources, the Company did not effectively deploy control activities necessary to ensure the completeness and reliability of information used in certain manual and automated controls.
•As a consequence, process-level controls were determined to be ineffective throughout the order-to-cash (including revenue, trade receivables, and deferred revenue), long-lived assets, and other financial reporting processes.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 18, 2026

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$783.9	$654.3
Trade receivables, net	653.6	685.9
Prepaid expenses	79.8	79.8
Current notes receivable, net	133.0	109.6
Current contract assets	124.0	105.8
Other current assets, net	471.9	479.8
Total current assets	2,246.2	2,115.2

Goodwill	3,007.5	2,981.0
Property and equipment, net	3,847.8	4,062.4
Intangible assets not subject to amortization	1,319.3	1,813.3
Intangible assets subject to amortization, net	361.0	414.3
Other assets, net	1,444.1	1,397.5
Total assets	$12,225.9	$12,783.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED BALANCE SHEETS – (Continued)

	December 31,
	2025	2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$384.6	$441.9
Current portion of deferred revenue	127.4	126.4
Current portion of debt and finance lease obligations	408.8	465.7
Accrued interest	150.1	134.7
Accrued payroll and employee benefits	102.4	95.8
Current portion of operating lease liabilities	95.0	87.5
Other accrued and current liabilities	709.6	708.0
Total current liabilities	1,977.9	2,060.0

Long-term debt and finance lease obligations	7,870.4	7,614.5
Deferred tax liabilities	411.6	580.3
Deferred revenue	81.9	88.0
Other long-term liabilities	820.6	847.3
Total liabilities	11,162.4	11,190.1

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 54.7 million and 38.9 million shares issued and outstanding, respectively, at December 31, 2025; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at December 31, 2025 and 2.4 million shares issued and outstanding at December 31, 2024	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 195.2 million and 158.7 million shares issued and outstanding, respectively, at December 31, 2025; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024	2.0	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 52.4 million and 51.8 million shares, respectively	(448.9)	(444.1)
Additional paid-in capital	5,368.9	5,315.6
Accumulated deficit	(4,242.3)	(3,631.1)
Accumulated other comprehensive loss, net of taxes	(124.6)	(154.2)
Total Liberty Latin America shareholders	555.6	1,088.6
Noncontrolling interests	507.9	505.0
Total equity	1,063.5	1,593.6
Total liabilities and equity	$12,225.9	$12,783.7
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024	2023
	in millions, except per share amounts

Revenue	$4,442.2	$4,446.8	$4,511.1
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	975.9	989.4	1,020.4
Other operating costs and expenses	1,835.0	1,976.2	1,877.8
Depreciation and amortization	904.9	968.3	1,008.3
Impairment, restructuring and other operating items, net	618.2	589.7	86.9
	4,334.0	4,523.6	3,993.4
Operating income (loss)	108.2	(76.8)	517.7
Non-operating expense:
Interest expense	(656.4)	(627.7)	(601.7)
Realized and unrealized gains (losses) on derivative instruments, net	(20.0)	82.1	(34.2)
Foreign currency transaction gains (losses), net	(42.7)	(18.3)	70.3
Losses on debt extinguishments, net	(14.4)	(5.5)	(3.9)
Other expense, net	(27.5)	(13.7)	(10.6)
	(761.0)	(583.1)	(580.1)
Loss before income taxes	(652.8)	(659.9)	(62.4)
Income tax benefit (expense)	98.5	0.2	(24.4)
Net loss	(554.3)	(659.7)	(86.8)
Net loss (earnings) attributable to noncontrolling interests	(56.9)	(29.7)	13.2
Net loss attributable to Liberty Latin America shareholders	$(611.2)	$(689.4)	$(73.6)

Basic and dilutive net loss per share attributable to Liberty Latin America shareholders	$(3.06)	$(3.47)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2025	2024	2023
	in millions
Net loss	$(554.3)	$(659.7)	$(86.8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	34.7	25.9	25.9
Reclassification adjustments included in net loss	2.4	(2.6)	11.4
Pension-related adjustments and other, net	(5.9)	20.8	(85.0)
Other comprehensive earnings (loss)	31.2	44.1	(47.7)
Comprehensive loss	(523.1)	(615.6)	(134.5)
Comprehensive loss (earnings) attributable to noncontrolling interests	(58.5)	(30.0)	12.1
Comprehensive loss attributable to Liberty Latin America shareholders	$(581.6)	$(645.6)	$(122.4)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Latin America shareholders								Non- controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2023	$0.5	$—	$1.9	$(243.4)	$5,177.1	$(2,868.1)	$(149.2)	$1,918.8	$637.9	$2,556.7
Net loss	—	—	—	—	—	(73.6)	—	(73.6)	(13.2)	(86.8)
Other comprehensive earnings (loss)	—	—	—	—	—	—	(48.8)	(48.8)	1.1	(47.7)
Repurchase of Liberty Latin America common shares	—	—	—	(117.8)	—	—	—	(117.8)	—	(117.8)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(84.1)	(84.1)
Shared-based compensation	—	—	—	—	84.9	—	—	84.9	—	84.9
Other	—	—	—	—	—	—	—	—	4.5	4.5
Balance at December 31, 2023	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2024	$0.5	$—	$1.9	$(361.2)	$5,262.0	$(2,941.7)	$(198.0)	$1,763.5	$546.2	$2,309.7
Net earnings (loss)	—	—	—	—	—	(689.4)	—	(689.4)	29.7	(659.7)
Other comprehensive earnings	—	—	—	—	—	—	43.8	43.8	0.3	44.1
Repurchase of Liberty Latin America common shares	—	—	—	(82.9)	—	—	—	(82.9)	—	(82.9)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(73.2)	(73.2)
Contribution from noncontrolling interest owners	—	—	—	—	—	—	—	—	2.0	2.0
Share-based compensation	—	—	—	—	68.2	—	—	68.2	—	68.2
Capped call option contracts	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Balance at December 31, 2024	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,631.1)	$(154.2)	$1,088.6	$505.0	$1,593.6
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,631.1)	$(154.2)	$1,088.6	$505.0	$1,593.6
Net earnings (loss)	—	—	—	—	—	(611.2)	—	(611.2)	56.9	(554.3)
Other comprehensive earnings	—	—	—	—	—	—	29.6	29.6	1.6	31.2
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(55.2)	(55.2)
Share-based compensation	—	—	0.1	—	48.6	—	—	48.7	—	48.7
Exercise of capped call option contracts and other	—	—	—	(4.8)	4.7	—	—	(0.1)	(0.4)	(0.5)
Balance at December 31, 2025	$0.5	$—	$2.0	$(448.9)	$5,368.9	$(4,242.3)	$(124.6)	$555.6	$507.9	$1,063.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	in millions
Cash flows from operating activities:
Net loss	$(554.3)	$(659.7)	$(86.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	54.4	73.0	88.7
Depreciation and amortization	904.9	968.3	1,008.3
Impairments and other non-cash activity, net	569.7	546.1	54.3
Amortization of debt financing costs, premiums and discounts, net	30.0	23.2	30.2
Realized and unrealized losses (gains) on derivative instruments, net	20.0	(82.1)	34.2
Foreign currency transaction losses (gains), net	42.7	18.3	(70.3)
Losses on debt modification and extinguishment, net	14.4	5.5	3.9
Deferred income tax benefit	(238.8)	(129.3)	(87.4)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other operating assets	134.4	311.7	51.9
Payables and accruals	(171.5)	(318.7)	(130.0)
Net cash provided by operating activities	805.9	756.3	897.0

Cash flows from investing activities:
Capital expenditures, net	(500.0)	(540.4)	(585.0)
Cash paid in connection with acquisitions, net of cash acquired	—	(95.4)	—
Purchases of investments	(80.0)	(47.3)	(24.9)
Other investing activities, net	(12.3)	(5.4)	(5.9)
Net cash used by investing activities	$(592.3)	$(688.5)	$(615.8)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Year ended December 31,
	2025	2024	2023
	in millions
Cash flows from financing activities:
Borrowings of debt	$1,890.7	$1,706.0	$1,092.8
Payments of principal amounts of debt and finance lease obligations	(1,820.0)	(1,963.4)	(955.9)
Repurchase of Liberty Latin America common shares	—	(82.9)	(118.3)
Net cash received related to derivative instruments	18.8	43.2	9.8
Distributions to noncontrolling interest owners	(73.3)	(55.1)	(75.4)
Payment of financing costs and debt redemption premiums	(55.8)	(18.0)	(18.2)
Capital contribution from noncontrolling interest owner	—	2.0	5.1
Capped call premium payment	—	(14.6)	—
Other financing activities, net	(4.0)	(3.6)	(2.3)
Net cash used by financing activities	(43.6)	(386.4)	(62.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(40.3)	(10.9)	(7.9)

Net increase (decrease) in cash, cash equivalents and restricted cash	129.7	(329.5)	210.9

Cash, cash equivalents and restricted cash:
Beginning of year	670.3	999.8	788.9
End of year	$800.0	$670.3	$999.8

Cash paid for interest	$599.9	$618.9	$521.4
Net cash paid for taxes	$159.4	$144.9	$79.8

The accompanying notes are an integral part of these consolidated financial statements.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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
Unless otherwise indicated, ownership percentages are calculated as of December 31, 2025.
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Correction of Immaterial Errors
During the fourth quarter of 2025, we identified certain errors in our previously reported 2024 consolidated financial statements, primarily related to bad debt expense and revenue. We have completed a quantitative and qualitative evaluation of the errors and concluded that they are immaterial to the previously issued consolidated financial statements. Notwithstanding this evaluation, we have revised (i) our December 31, 2024 consolidated balance sheet, and (ii) our consolidated statement of operations, comprehensive earnings (loss), equity and cash flows for the year ended December 31, 2024 for these errors.

	Year ended December 31, 2024
	As previously reported	Adjustments	As adjusted
	in millions
Revenue	$4,456.9	(10.1)	$4,446.8
Operating loss	$(48.3)	(28.5)	$(76.8)
Loss before income taxes	$(631.4)	(28.5)	$(659.9)
Net loss attributable to Liberty Latin America	$(657.0)	(32.4)	$(689.4)

	December 31, 2024
	As previously reported	Adjustments	As adjusted
	in millions
Total current assets	$2,131.5	(16.3)	$2,115.2
Total current liabilities	$2,043.9	16.1	$2,060.0
Total equity	$1,626.0	(32.4)	$1,593.6
(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
ASU 2023-09
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which was issued to enhance transparency of income tax disclosures, primarily by requiring consistent categories and disaggregated information about an entity’s effective tax rate reconciliation and disaggregated jurisdictional information on income taxes paid. The standard also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. We have implemented the reporting standards set forth in ASU 2023-09 on a prospective basis as of December 31, 2025.
Recent Accounting Pronouncements
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
December 31, 2025, 2024 and 2023

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
ASU 2025-06
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (ASU 2025-06), which provides accounting guidance to modernize the accounting for internal-use software costs. The amendments replace the prior stage-based model with a principles-based approach, removing all references to project stages and instead focusing on the two remaining criteria for capitalization, being (i) management has authorized and committed to the funding for the software project and (ii) it is probable a project will be completed and used as intended. Until both of these criteria are met, all software development costs should be expensed as incurred. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified retrospective approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.
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
December 31, 2025, 2024 and 2023

Receivables
We have trade and notes receivables that are each reported net of an allowance for expected credit losses.
Our notes receivable consist of EIP receivables due from customers under contracts that range between a period of 12 to 36 months, depending on the market. The long-term portions of our notes receivable, net of allowances for expected credit losses, are $75 million and $80 million at December 31, 2025 and 2024, respectively, and are included in other assets, net, in our consolidated balance sheets.
From time to time, we may sell our trade or notes receivables to third parties. We recognize the sale of these receivables to the extent that transfer represents either (i) an entire financial asset, or (ii) a ratable participating interest, which remains constant throughout the life of the loan, with neither party senior to the other. We then evaluate whether control over the asset has been surrendered based on certain criteria, including legal isolation, actual control and effective control. To the extent the receivable does not meet the requirements of a sale, we continue to recognize the receivable and record any cash received as a debt on our consolidated balance sheet and as a financing inflow in our consolidated statement of cash flows. During 2025, 2024 and 2023, we generated approximately $48 million, $50 million, and $32 million, respectively, from the sale of receivables to third parties that is reflected in cash provided by operating activities in our consolidated statements of cash flows.
Concentration of credit risk with respect to trade and notes receivables is limited due to the large number of customers and their dispersion across many different countries, with the exception of $78 million and $118 million for December 31, 2025 and 2024, respectively, due from a single government.
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
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions
Beginning balance	$157.2	$91.6	$101.1
Provision for expected losses, net	104.4	141.7	71.5
Write-offs, net of recoveries	(90.3)	(75.8)	(84.0)
Foreign currency translation adjustments and other	1.7	(0.3)	3.0
Ending balance	$173.0	$157.2	$91.6
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
December 31, 2025, 2024 and 2023

expense, net, in our consolidated statements of operations. For additional information regarding our fair value measurements, see note 4.
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru, in which we have continued to make investments through December 31, 2025. We account for our investment in WOW as an equity method investment. As of December 31, 2025 and 2024, our investment in WOW, including shares and certain loans, totaled $88 million and $87 million, respectively, which represents equity ownership percentages of just under 50% at each date. Our share of WOW losses for the years ended December 31, 2025, 2024 and 2023 were not material to the consolidated financial statements.
Financial Instruments
Due to the short maturities of cash and cash equivalents, trade and other receivables, notes receivable, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivative and debt instruments, see notes 6 and 9, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 4.
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
For additional information regarding our derivative instruments, see note 6.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

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
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values and reviewed for impairment.
Spectrum licenses provide us with the exclusive right to utilize a certain radio frequency spectrum to provide wireless communications services. In most of our markets, spectrum licenses are time-limited and renewals generally must be purchased at rates established by local authorities. Spectrum licenses in these markets are therefore amortized over a finite period. In Puerto Rico and the USVI, spectrum licenses are typically held for perpetuity with the exception of CBRS spectrum which has a priority term of 10 years. Moreover, we do not believe there are significant legal, regulatory, contractual, competitive,

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

economic or other factors that would impact the useful lives of these licenses. As such, we treat spectrum licenses in Puerto Rico as indefinite-lived intangible assets. We believe we will be able to meet all requirements necessary to secure renewal of our spectrum licenses. For additional information regarding the useful lives of our intangible assets, see note 7.
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
Contract Assets
When we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets are reclassified to trade receivables, net, in our consolidated balance sheet at the point in time we have the unconditional right to payment. The long-term portions of contract assets are $185 million and $149 million as of December 31, 2025 and 2024, respectively, and are included in other assets, net, in our consolidated balance sheets.
Deferred Revenue
We record deferred revenue when we have received payment prior to transferring goods or services to a customer. Deferred revenue primarily relates to (i) advanced payments on fixed subscription services, mobile airtime services and long-term capacity contracts and (ii) deferred installation and other upfront fees. Our aggregate current and long-term deferred revenue as of December 31, 2025 and 2024 was $209 million and $214 million, respectively.
Operating Leases
Our operating leases primarily consist of (i) property leases for mobile tower locations that generally have initial terms of five to ten years with one or more renewal options, and (ii) lease commitments for (a) retail stores, offices and facilities, (b) other network assets and (c) other equipment. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases. For additional information regarding our leases, see note 8.
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
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023

denominated in a non-functional currency result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.
Revenue Recognition
We categorize revenue into two major categories: (i) residential revenue, which includes revenue from fixed and mobile services provided to residential customers, and (ii) B2B revenue, which includes enterprise revenue and wholesale revenue. For additional information regarding our revenue by major category, see note 17. Our revenue recognition policies are as follows:
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
Wholesale Revenue – Long-term Contracts. We enter into certain long-term (i) capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time and (ii) contracts with customers related to the construction of subsea cable systems where we recognize revenue over time, generally using an output method. With respect to long-term prepaid contracts, we assess whether such contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of December 31, 2025, we have approximately $370 million of unfulfilled performance obligations relating to our long-term contracts that generally will be recognized as revenue over an average remaining life of four years.
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
December 31, 2025, 2024 and 2023

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
For additional information regarding our share-based compensation, see note 12.
Restructuring Charges
We recognize restructuring charges primarily related to employee severance as part of reorganization activities that may happen from time to time. Restructuring charges are included in impairments, restructuring and other operating items, net, in the consolidated statement of operations.
We incurred restructuring charges of $52 million, $39 million and $34 million, and made cash payments of $52 million, $29 million, and $27 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
December 31, 2025, 2024 and 2023

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
Hurricane Melissa
In late October 2025, the island of Jamaica was impacted by Hurricane Melissa with significant damage to homes, businesses and infrastructure, particularly in the southwest of the island and moderate damage in the northwest. The effects of the hurricane were deemed to constitute triggering events with respect to the need to assess certain assets for impairment. The impairment recorded reflects our assessment of property and equipment that were damaged and destroyed and are no longer in use. For additional information regarding the impairment charge related to Hurricane Melissa, see note 7.
Acquisition Accounting
During 2024, we performed certain non-recurring valuations related to the acquisition accounting for the LPR Acquisition. For information related to the final opening balance sheet associated with the LPR Acquisition, see note 5.
Non-recurring valuations associated with acquisition accounting use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. The non-recurring valuations associated with the LPR Acquisition primarily include the valuation of customer relationships and spectrum intangible assets. These valuations are further described below:
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
Impairment Assessment
We performed non-recurring valuations associated with impairments of our spectrum license intangible assets and goodwill. As further discussed below, these assessments use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. For purposes of the goodwill impairment assessment, unless a reporting unit has a readily determinable fair value, we estimate the fair value of the reporting unit using either a market-based or income-based approach.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Spectrum License Intangible Assets
During 2025, and in response to the cumulative impact of challenges stemming from the migration of customers acquired from AT&T to Liberty Puerto Rico’s mobile network and other various network challenges that impacted these mobile customers, including a slower than expected recovery, we concluded that a triggering event occurred requiring an assessment of the fair value of our spectrum license intangible asset at Liberty Puerto Rico.
We used a market approach for purposes of the quantitative impairment assessment to value our owned spectrum license intangible assets at Liberty Puerto Rico using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions, which falls under Level 3 of the fair value hierarchy. Based on this valuation, the fair value of the owned spectrum assets at Liberty Puerto Rico were less than the respective carrying value, and as a result, we recorded an impairment loss of $494 million during the year ended December 31, 2025. The impairment is reflected in impairment, restructuring and other operating items, net, in the consolidated statements of operations, the carrying value of which was $777 million after the impairment loss. The impairment loss was driven by the lower fair value, primarily attributed to a result of challenges related to the operationalization of this spectrum.
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
Based upon the results of the aforementioned analyses, we (i) recognized a goodwill impairment charge associated with our Liberty Puerto Rico reporting unit during 2024, as further described in note 7, and (ii) did not recognize any goodwill impairment charges during 2025.
For additional information regarding goodwill impairment charges, see note 7.
(5)    Acquisition
LPR Acquisition. On November 6, 2023, we entered into an agreement with EchoStar to acquire EchoStar’s prepaid business and spectrum assets in Puerto Rico and USVI in exchange for cash and international roaming credits. The aggregate cash consideration of $256 million is due in four annual installments. We paid $95 million on the closing date, September 3, 2024, $72 million became due on September 3, 2025, and $45 million and $40 million will become due September 3, 2026 and 2027, respectively. Our deferred payment obligation is recorded at its net present value, of which the current portion is included in other accrued and current liabilities in our consolidated balance sheets and the long-term portion is included in other long-term liabilities in our consolidated balance sheets.
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(a)Represents the (i) fair value of approximately $7 million assigned to international roaming credits to be provided to EchoStar in addition to the stated purchase price, (ii) the difference between the stated purchase price and the net present value of the deferred payment obligation for the LPR Acquisition, which will be amortized to interest expense over the remaining payment term of the cash installments, and (iii) net working capital adjustments that were not cash settled as of December 31, 2024.
(b)Represents the (i) net present value of our deferred payment obligation, as further described above, (ii) the fair value of international roaming credits and (iii) certain working capital adjustments that have not yet been cash settled. The current portion of our deferred payment obligation is recorded to other accrued and current liabilities in our consolidated balance sheet and the long-term portion is recorded to other long-term liabilities in our consolidated balance sheets.
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
(b)Represents the then estimated fair value of spectrum licenses.
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
December 31, 2025, 2024 and 2023

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
The following unaudited pro forma consolidated operating results give effect to the LPR Acquisition as if it had closed January 1, 2023.

	Year ended December 31,
	2024	2023
	in millions
Revenue	$4,473.3	$4,555.1
Net loss attributable to Liberty Latin America shareholders	$(684.4)	$(86.7)
(6)    Derivative Instruments
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2025			December 31, 2024
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets — interest rate derivative contracts (b)	$44.2	$28.2	$72.4	$81.3	$109.2	$190.5

Liabilities (b):
Interest rate derivative contracts	$7.2	$46.8	$54.0	$38.0	$8.5	$46.5
Foreign currency forward contracts	5.1	—	5.1	10.6	—	10.6
Total	$12.3	$46.8	$59.1	$48.6	$8.5	$57.1
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
December 31, 2025, 2024 and 2023

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
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions
Interest rate and cross-currency derivative contracts	$(63.4)	$76.7	$27.3
Foreign currency forward contracts and other	(7.1)	(7.6)	(30.6)
Weather Derivatives	50.5	13.0	(30.9)
Total	$(20.0)	$82.1	$(34.2)
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended December 31,
	2025	2024	2023
	in millions
Operating activities (a)	$81.7	$94.2	$35.6
Investing activities	(1.9)	(1.3)	—
Financing activities	18.8	43.2	9.8
Total	$98.6	$136.1	$45.4
(a)The 2025 amount primarily relates to (i) $81 million in net proceeds in connection with the settlement of certain Hurricane Melissa claims under our Weather Derivatives and (ii) cash outflow of $6 million related to the Liberty Puerto Rico cash-settlement of all outstanding interest rate derivative instruments. The 2024 amount primarily includes $44 million of net proceeds in connection with the settlement of certain Hurricane Beryl claims under our Weather Derivatives.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At December 31, 2025, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $21 million.
Our C&W and Liberty Costa Rica borrowing groups have each entered into derivative instruments under agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2025, our C&W borrowing group had an outstanding notional amount of $3,630 million due from our counterparties under interest rate swap contracts, which includes forward-starting derivative instruments, certain interest rate swap contracts with an embedded floor of 0%, and certain interest rate swap contracts where the counterparty has the right to cancel at a certain date in the future, and the related weighted average remaining contractual life was 4.6 years.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2025, our C&W borrowing group had an outstanding notional amount of $1,180 million due from our counterparties under basis swap contracts, and the related weighted average remaining contractual life was 0.2 years.
Foreign Currency Forwards Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2025, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $191 million and CRC 100 billion, respectively, with a weighted average remaining contractual life of 0.5 years.
(7)    Long-lived Assets
Impairment Charges
The following table sets forth the details of our impairment charges:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions
Year ended December 31, 2025:
Spectrum (a)	$—	$—	$—	$494.0	$—	$494.0
Property and equipment and other (b)	56.8	6.0	0.1	1.7	0.3	64.9
Total impairment charges	$56.8	$6.0	$0.1	$495.7	$0.3	$558.9

Year ended December 31, 2024:
Goodwill (c)	$—	$—	$—	$515.7	$—	$515.7
Property and equipment and other	8.1	7.8	4.5	2.0	0.3	22.7
Total impairment charges	$8.1	$7.8	$4.5	$517.7	$0.3	$538.4

Year ended December 31, 2023:
Total impairment charges - property and equipment and other (d)	$4.1	$51.9	$0.8	$9.4	$0.8	$67.0
(a)During 2025, we recorded an impairment of $494 million on spectrum license intangible assets recorded at Liberty Puerto Rico. See further details of our intangible assets not subject to amortization below.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(b)During October 2025, our operations in Jamaica were significantly impacted by Hurricane Melissa resulting in extensive damage to homes, businesses and infrastructure. Based on estimates of the impacts on our Jamaica operations, we recorded impairment charges of $56 million to reduce the carrying values of our property and equipment. This impairment charge is based on our assessment of currently available information and, accordingly, it is possible that further impairment charges could be required if the adverse impacts of the hurricane or estimated costs of recovery are greater than expected. For additional information regarding the impacts of Hurricane Melissa and the fair value method and related assumptions used in our impairment assessments, see note 4.
(c)During 2024, we recorded a $516 million impairment of goodwill at our Liberty Puerto Rico reporting unit. This impairment was mainly driven by declines in revenue, primarily from mobile subscriber losses, increased bad debt and other adverse impacts largely associated with (i) the migration of customers acquired from AT&T to our mobile network and (ii) various network challenges that have impacted these mobile customers.
(d)During 2023, C&W Panama recognized impairment of certain operating lease right-of-use assets, predominantly related to decommissioned tower leases. As of December 31, 2023, these operating lease right-of-use assets were fully amortized.
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
For additional information regarding the fair value methods and related assumptions used in our impairment assessments, see note 4.
Goodwill
Changes in the carrying amount of our goodwill during 2025 are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2025	$1,211.6	$617.1	$652.2	$500.1	$2,981.0
Foreign currency translation adjustments and other	(3.7)	—	17.1	13.1	26.5
December 31, 2025	$1,207.9	$617.1	$669.3	$513.2	$3,007.5
Changes in the carrying amount of our goodwill during 2024 are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Total
	in millions
January 1, 2024	$1,218.1	$617.1	$655.9	$501.1	$491.2	$3,483.4
Acquisition	—	—	—	14.6	—	14.6
Foreign currency translation adjustments and other	(6.5)	—	(3.7)	—	8.9	(1.3)
Impairment	—	—	—	(515.7)	—	(515.7)
December 31, 2024	$1,211.6	$617.1	$652.2	$—	$500.1	$2,981.0
Our accumulated goodwill impairments were $3,300 million at both December 31, 2025 and 2024.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2025	December 31,
		2025	2024
		in millions
Distribution systems	3 to 25 years	$5,280.3	$5,181.1
Support equipment and buildings	3 to 40 years	1,403.2	1,292.6
CPE	3 to 5 years	965.4	948.6
		7,648.9	7,422.3
Accumulated depreciation		(4,105.2)	(3,767.4)
Total depreciable assets		3,543.7	3,654.9
CIP and land		304.1	407.5
Total property and equipment, net		$3,847.8	$4,062.4
Depreciation expense related to our property and equipment was $809 million, $833 million and $840 million during 2025, 2024 and 2023, respectively.
We recorded non-cash increases to our property and equipment related to vendor financing arrangements of $124 million $155 million and $144 million during 2025, 2024 and 2023, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	December 31,
	2025	2024
	in millions
Spectrum licenses (a)	$777.5	$1,271.5
Cable television franchise rights and other	541.8	541.8
Total intangible assets not subject to amortization	$1,319.3	$1,813.3
(a)The 2024 amount includes $215 million of spectrum licenses attributable to the LPR Acquisition. For additional information regarding the assets acquired as part of the LPR Acquisition, see note 5.
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization, which had estimated useful lives ranging from 4 to 25 years at December 31, 2025, are set forth below:

	December 31,
	2025	2024
	in millions
Customer relationships	$616.4	$898.9
Licenses and other	299.9	259.3
	916.3	1,158.2
Accumulated amortization	(555.3)	(743.9)
Total intangible assets subject to amortization, net	$361.0	$414.3

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Amortization expense related to intangible assets with finite useful lives was $96 million, $136 million and $168 million during 2025, 2024 and 2023, respectively.
Based on our amortizable intangible assets balance at December 31, 2025, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2026	$71.8
2027	62.4
2028	57.0
2029	52.1
2030	34.8
Thereafter	82.9
Total	$361.0
(8)    Operating Leases
The following table provides details of our operating lease expense:

	Year ended December 31,
	2025	2024	2023
	in millions
Operating lease expense:
Operating lease cost	$135.1	$122.8	$128.0
Short-term lease cost	24.1	27.5	29.0
Total operating lease expense	$159.2	$150.3	$157.0
Certain other details of our operating leases are set forth in the tables below.

	December 31,
	2025	2024
	in millions
Operating lease right-of-use assets (a)	$470.4	$481.2
Operating lease liabilities:
Current	$95.0	$87.5
Long-term	423.6	450.2
Total operating lease liabilities	$518.6	$537.7

Weighted-average remaining lease term	6.6 years	7.3 years

Weighted-average discount rate	8.6%	8.1%

	Year ended December 31,
	2025	2024	2023
	in millions
Operating cash outflows from operating leases	$146.9	$131.4	$131.9
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$75.0	$95.6	$53.8
(a)Represents non-cash transactions associated with operating leases entered into during the year, including amounts related to acquisitions, as further described in note 5.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Maturities of Operating Leases
Maturities of our operating lease liabilities as of December 31, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on December 31, 2025 exchange rates.

Years ending December 31:
2026	$132.0
2027	115.6
2028	105.7
2029	91.2
2030	73.0
Thereafter	178.5
Total operating lease liabilities on an undiscounted basis	696.0
Present value discount	(177.4)
Present value of operating lease liabilities	$518.6
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2025			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	December 31,		December 31,
				2025	2024	2025	2024
		in millions
C&W Notes	7.93%	—	$—	$1,793.8	$1,707.2	$1,755.0	$1,735.0
C&W Credit Facilities (d)	6.62%	(e)	687.5	2,603.7	2,671.0	2,646.2	2,690.2
LPR Senior Secured Notes	6.08%	—	—	1,285.5	1,709.1	1,981.0	1,981.0
LPR Credit Facilities	8.15%	$116.0	116.0	431.8	598.9	676.5	670.0
2030 LPR Term Loan	9.75%	$50.0	50.0	200.0	—	208.0	—
LCR Credit Facilities	10.43%	$60.0	60.0	538.0	481.7	515.0	450.0
Vendor financing, Tower Transactions and other (f) (g)	7.90%	—	—	568.1	612.6	568.1	612.6
Total debt before premiums, discounts and deferred financing costs	7.29%		$913.5	$7,420.9	$7,780.5	$8,349.8	$8,138.8

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2025	2024
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,349.8	$8,138.8
Premiums, discounts and deferred financing costs, net	(79.3)	(63.2)
Total carrying amount of debt	8,270.5	8,075.6
Finance lease obligations	8.7	4.6
Total debt and finance lease obligations	8,279.2	8,080.2
Less: Current maturities of debt and finance lease obligations	(408.8)	(465.7)
Long-term debt and finance lease obligations	$7,870.4	$7,614.5
(a)Represents the weighted average interest rate in effect at December 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2025, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the December 31, 2025 compliance reporting requirements. At December 31, 2025, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(e)The C&W Credit Facilities unused borrowing capacity comprises certain U.S. dollar, Trinidad & Tobago dollar and JMD revolving credit facilities.
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our consolidated balance sheets. During 2025 and 2024, we received proceeds of $3 million and $9 million, respectively, related to the Tower Transactions, which are included in borrowings of debt in our consolidated statements of cash flows.
(g)Includes amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

than for certain licensing arrangements that are generally due over the term of the related license, and include VAT that was paid on our behalf by the vendor. Changes in our vendor financing obligations are set forth below:

	Year ended December 31,
	2025	2024
	in millions
Balance at beginning of period	$327.7	$299.1
Operating expenses financed by an intermediary (i)	201.1	198.8
Assets acquired under capital-related vendor financing arrangements (ii)	123.9	154.9
Principal payments on vendor financing obligations (iii)	(346.0)	(324.5)
Foreign currency translation adjustments and other	(1.2)	(0.6)
Balance at end of period	$305.5	$327.7
Current portion	$302.1	$324.7
Long-term portion	$3.4	$3.0
(i)Our operating expenses include $201 million, $199 million and $177 million for 2025, 2024 and 2023, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our consolidated statements of cash flows.
(ii)Amounts are reflected on the borrowing date as a non-cash increase to property and equipment additions. For additional information, see notes 7 and 17.
(iii)Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our consolidated statements of cash flows.
General Information
At December 31, 2025, all of our outstanding debt had been incurred by one of our three primary “borrowing groups”: C&W, Liberty Puerto Rico and Liberty Costa Rica. Unless stated otherwise, all of our borrowings are denominated in U.S. dollars.
Credit Facilities. Each of our borrowing groups and unrestricted subsidiaries have entered into one or more credit facility agreements with certain financial institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:
•Our credit facilities (with the exception of Liberty Puerto Rico unrestricted subsidiaries’ 2030 LPR Term Loan) contain certain net leverage ratios, as specified in the relevant credit facility, which are required to be complied with on an incurrence and/or maintenance basis;
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
December 31, 2025, 2024 and 2023

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
Borrowing Groups – Outstanding Debt Instruments
C&W Notes
The details of the outstanding C&W Notes as of December 31, 2025 are summarized in the following table:

C&W Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions
2032 C&W Senior Secured Notes	October 15, 2032	7.125%	$1,000.0	$990.4
2033 C&W Senior Notes	January 15, 2033	9.000%	755.0	746.6
Total			$1,755.0	$1,737.0
(a)Amounts are net of deferred financing costs.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Redemption Rights. The C&W Notes are subject to certain redemption rights (as specified in the applicable indenture). Some or all of the 2032 C&W Senior Secured Notes and 2033 C&W Senior Notes may be redeemed at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2032 C&W Senior Secured Notes	2033 C&W Senior Notes

12-month period commencing:	October 15	January 15

2025	(a)	(b)
2026	(a)	(b)
2027	103.563%	(b)
2028	101.781%	104.500%
2029	100.000%	102.025%
2030 and thereafter	100.000%	100.000%
N/A – Not applicable.
(a)At any time prior to October 15, 2027, (i) we may redeem in whole or in part the 2032 C&W Senior Secured Notes by paying a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and an applicable premium, which is generally the redemption price on October 15, 2027 plus the present value of all remaining scheduled interest payments through October 15, 2027 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points, (ii) we may redeem during each 12-month period commencing on the issue date up to 10% of the original aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes redeemed plus accrued and unpaid interest as of the redemption date and (iii) we may redeem up to 40% of the aggregate principal amount of the 2032 C&W Senior Secured Notes with the net proceeds of one or more specified equity offerings at a redemption price equal to 107.125% of the principal amount of the notes redeemed plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, as of the redemption date.
(b)At any time prior to January 15, 2028, (i) we may redeem in whole or in part the 2033 C&W Senior Notes by paying a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and an applicable premium, which is generally the redemption price on January 15, 2028 plus the present value of all remaining scheduled interest payments through January 15, 2028 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points, and (ii) we may redeem up to 40% of the aggregate principal amount of the 2033 C&W Senior Notes with the net proceeds of one or more specified equity offerings at a redemption price equal to 109% of the principal amount of the notes redeemed plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, as of the redemption date.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

C&W Credit Facilities
The details of our borrowings under the C&W Credit Facilities as of December 31, 2025 are summarized in the following table:

C&W Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions
2027 C&W RCF	January 30, 2027	Adjusted Term SOFR + 3.25% (b)	$152.0	$—	$—
2029 C&W RCF (c)	April 15, 2029	Term SOFR + 3.25% (b)	456.0	—	—
C&W Term Loan B-6 Facility	October 15, 2029	Adjusted Term SOFR + 3.0% (b)	—	590.0	585.0
C&W Term Loan B-7 Facility	January 31, 2032	Term SOFR + 3.25% (b)	—	1,530.0	1,514.9
2028 CWP Term Loan	January 18, 2028	4.25%	—	435.0	432.9
C&W Regional Facilities (d) (e)	various dates ranging from 2026 to 2038	7.35% (f)	79.5	91.2	91.1
Total			$687.5	$2,646.2	$2,623.9
(a)Amounts are net of discounts and deferred financing costs, as applicable.
(b)Subject to a SOFR floor of 0 basis points.
(c)Has a fee on unused commitments of 0.5% per year.
(d)The unused borrowing capacity on the C&W Regional Facilities comprises certain U.S. dollar, Trinidad & Tobago dollar and JMD denominated revolving credit facilities.
(e)The outstanding principal amount on the C&W Regional Facilities comprises certain JMD, U.S. dollar and East Caribbean dollar denominated credit facilities.
(f)Represents a weighted average rate.
LPR Senior Secured Notes
The details of the outstanding LPR Senior Secured Notes as of December 31, 2025 are summarized in the following table:

LPR Senior Secured Notes	Maturity	Interest rate	Outstanding principal amount	Carrying value (a)
			in millions
2027 LPR Senior Secured Notes	October 15, 2027	6.750%	$1,161.0	$1,155.9
2029 LPR Senior Secured Notes	July 15, 2029	5.125%	820.0	816.2
Total			$1,981.0	$1,972.1
(a)Amounts are inclusive or net of original issue premiums and deferred financing costs, as applicable.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

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
LPR Credit Facilities
2030 LPR Credit Agreement
On September 23, 2025, through the Unrestricted Subsidiaries, we entered into the 2030 LPR Credit Agreement that provides for, among other things, (i) the 2030 LPR Term Loan, which we borrowed during the third quarter of 2025, (ii) delayed draw term loan commitments in an aggregate principal amount of $50 million and (iii) uncommitted pari passu incremental term loans of up to $350 million aggregate principal amount.
The obligations under the 2030 LPR Credit Agreement are secured by substantially all of the assets of the Unrestricted Subsidiaries, consisting of, among other things, spectrum and fixed network assets.
2030 LPR Term Loan
The 2030 LPR Term Loan may be repaid at the option of the LPR Unrestricted Subsidiary Borrowers at any time in whole or in part, subject to payment of the following prepayment fees: (i) on or prior to the six month anniversary of the closing date (i.e., March 23, 2026), 0%; (ii) after the six month anniversary of the closing date and on or prior to the first anniversary of the closing date, 3%; (iii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date, 1.00%; and (iv) thereafter, 0%. Subsequent to December 31, 2025, we borrowed the remaining $50 million of unused borrowing capacity under the 2030 LPR Credit Agreement.
Interest on the 2030 LPR Term Loan is payable quarterly, commencing on December 31, 2025, and at maturity.
The details of our borrowings under the LPR Credit Facilities as of December 31, 2025 are summarized in the following table:

LPR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions
LPR Revolving Credit Facility (b)	March 15, 2027	Adjusted Term SOFR + 3.50%	$116.0	$56.5	$56.5
2028 LPR Term Loan	October 15, 2028	Adjusted Term SOFR + 3.75% (c)	—	620.0	617.9
2030 LPR Credit Agreement (d)	September 23, 2030	9.75%	50.0	208.0	195.8
Total			$166.0	$884.5	$870.2
(a)Amounts are net of discounts and deferred financing costs, as applicable.
(b)Has a fee on unused commitments of 0.5% per year.
(c)Subject to a SOFR floor of 0 basis points.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(d)Has a fee on unused commitments of 1.0% per year.
LCR Credit Facilities
The details of the LCR Credit Facilities as of December 31, 2025 are summarized in the following table:

LCR Credit Facilities	Maturity	Interest rate	Unused borrowing capacity	Outstanding principal amount	Carrying value (a)
			in millions
LCR Revolving Credit Facility (b)	January 15, 2028	Adjusted Term SOFR + 4.25%	$60.0	$—	$—
2031 LCR Term Loan A (c)	January 15, 2031	10.875%	—	50.0	49.2
2031 LCR Term Loan B (c)	January 15, 2031	10.875%	—	400.0	390.4
2033 LCR Term Loan A	August 14, 2033	Term SOFR + 3.50%	—	65.0	63.1
Total			$60.0	$515.0	$502.7
(a)Amounts are net of deferred financing costs.
(b)Has a fee on unused commitments of 0.5% per year.
(c)Subsequent to December 31, 2025, $40 million of the 2031 LCR Term Loan B outstanding principal amount was repaid at a price of 103% and $5 million of 2031 LCR Term Loan A outstanding principal amount was repaid at par.
Financing and Refinancing Activity
During May 2023, the terms of the agreements underlying the C&W Credit Facilities and the LPR Credit Facilities were amended, which resulted in (i) the replacement of LIBOR-based benchmark rates with Adjusted Term SOFR for the C&W Term Loan B-5 Facility, the C&W Term Loan B-6 Facility, the 2029 C&W RCF, the 2028 LPR Term Loan and the LPR Revolving Credit Facility for interest periods commencing after June 30, 2023, (ii) the modification of the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks and (iii) certain conforming changes. The credit adjustment spreads applicable to the aforementioned debt instruments are 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

In the tables below, non-cash activity relates to borrowings that did not pass through our bank accounts, as financing proceeds from the issuance of debt were used to directly repay some or all of the outstanding debt instruments within the same borrowing group.
During 2025, borrowings related to significant notes we issued and credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/Borrower	Instrument	Issued at	Amount borrowed (a)	Non–cash component
			in millions
C&W	2027 C&W RCF (b)	N/A	$117.1	$—
C&W	2029 C&W RCF (b)	N/A	$241.9	$—
C&W	2033 C&W Senior Notes	100%	$755.0	$—
C&W	C&W Term Loan B-7 Facility	99.5%	$1,522.4	$1,510.0
Liberty Puerto Rico	2030 LPR Term Loan	96%	$200.0	$—
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$226.1	$—
Liberty Costa Rica	2033 LCR Term Loan A	100%	$65.0	$—
Liberty Costa Rica	LCR Revolving Credit Facility	N/A	$61.3	$—
N/A – Not applicable.
(a)Amounts borrowed are net of original issue discounts, as applicable.
(b)The 2027 C&W RCF and 2029 C&W RCF compose the C&W Revolving Credit Facility. During 2025, the C&W Revolving Credit Facility was amended. Under the terms of the amended agreement, $460 million of commitments (i) had their maturity date extended to April 15, 2029, effective upon the refinancing of the C&W Term Loan B-5 Facility, and (ii) will automatically have their maturity date extended to January 31, 2031 upon the occurrence, if any, of the refinancing of the C&W Term Loan B-6 Facility.
During 2024, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

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
(b)In September 2024, an extension agreement was executed on the 2029 C&W RCF, which extended the maturity date of a portion of the 2029 C&W RCF to: (i) July 31, 2027, upon the refinancing of the 2027 C&W Senior Secured Notes and 2027 C&W Senior Notes in full, (ii) then April 15, 2029, upon the refinancing of the C&W Term Loan B-5 Facility, and (iii) then September 24, 2029, upon the refinancing of the C&W Term Loan B-6 Facility.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

During 2023, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Borrowing group/Borrower	Instrument	Issued at	Amount borrowed
			in millions
C&W	C&W Other Facilities	100%	$69.0
C&W	C&W Revolving Credit Facility	N/A	$40.0
C&W	C&W Regional Facilities	N/A	$20.0
C&W	CWP Credit Facilities	N/A	$10.0
Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	$65.0
Liberty Costa Rica	2031 LCR Term Loan A	100%	$50.0
Liberty Costa Rica	2031 LCR Term Loan B	100%	$400.0
Liberty Costa Rica	LCR Revolving Credit Facility (a)	N/A	$—
(a)For details on the LCR Revolving Credit Facility, see LCR Credit Facilities above.
During 2025, we made certain repurchases or repayments on the following debt instruments:

Borrowing group/Borrower	Instrument	Redemption Price	Amount paid	Non-cash component
			in millions
C&W	2027 C&W RCF	100%	$109.7	$—
C&W	2029 C&W RCF	100%	$279.3	$—
C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
C&W	C&W Regional Facilities	100%	$30.5	$—
Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$219.6	$—
Liberty Costa Rica	LCR Revolving Credit Facility	100%	$61.3	$—
During 2024, we made certain repurchases or repayments on the following debt instruments:

Borrowing group/Borrower	Instrument		Redemption price	Amount paid
				in millions
C&W	2027 C&W Senior Secured Notes		100%	$495.0
C&W	2027 C&W Senior Notes		100.859%	$485.0
C&W	C&W Revolving Credit Facility		100%	$245.0
C&W	C&W Other Facilities		100%	$23.0
C&W	C&W Regional Facilities		100%	$20.0
C&W	CWP Revolving Credit Facility		100%	$10.0
Liberty Puerto Rico	LPR Revolving Credit Facility		100%	$70.0
Liberty Costa Rica	LCR Revolving Credit Facility		100%	$31.0
Liberty Latin America	Convertible Notes	a	(a)	$219.2
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

During 2023, we made certain repurchases or repayments on the following debt instruments:

Borrowing group/Borrower			Amount paid
	Instrument	Redemption price	Borrowing currency		USD equivalent (a)
			USD in millions, CRC in billions
C&W	C&W Revolving Credit Facility	100%		$40.0	$40.0
Liberty Puerto Rico	LPR Revolving Credit Facility	100%		$65.0	$65.0
Liberty Costa Rica	LCR Term Loan B-1 Facility	100%		$276.7	$276.7
Liberty Costa Rica	LCR Term Loan B-2 Facility	100%	CRC	79.6	$138.6
Liberty Latin America	Convertible Notes	(b)		$173.0	$173.0
(a)Translated at the transaction date, as applicable.
(b)During 2023, we repurchased and cancelled $182 million original principal amount of the Convertible Notes at a weighted average redemption price of 94.9%. In connection with these repurchases, we unwound $182 million of the related Convertible Notes Capped Calls.
Maturities of Debt
Maturities of our debt as of December 31, 2025 are presented below. Amounts presented below represent U.S. dollar equivalents based on December 31, 2025 exchange rates.

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2026	$328.0	$77.0	$—	$1.3	$406.3
2027	12.1	1,162.8	—	0.7	1,175.6
2028	490.7	620.6	—	—	1,111.3
2029	595.8	820.7	—	—	1,416.5
2030	13.5	213.5	—	—	227.0
Thereafter	3,465.6	32.5	515.0	—	4,013.1
Total debt maturities	4,905.7	2,927.1	515.0	2.0	8,349.8
Premiums, discounts and deferred financing costs, net	(43.2)	(23.8)	(12.3)	—	(79.3)
Total debt	$4,862.5	$2,903.3	$502.7	$2.0	$8,270.5
Current portion	$328.0	$77.0	$—	$1.3	$406.3
Long-term portion	$4,534.5	$2,826.3	$502.7	$0.7	$7,864.2
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(10)    Defined Benefit Plans
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
Defined benefit plan amounts included in our consolidated balance sheets are as follows:

	December 31,
	2025	2024
	in millions
Other assets, net	$27.5	$33.6
Other long-term liabilities, net (a)	(4.8)	(5.6)
Net pension asset	$22.7	$28.0
(a)Amounts include an indemnification asset from The Bahamas government of $113 million and $115 million, respectively, and investments in U.K. Gilts of $24 million and $23 million, respectively.
The table below provides summary information for our defined benefit plans:

	December 31,
	2025	2024
	in millions
Projected benefit obligations (a) (b)	$(1,407.8)	$(1,361.4)
Fair value of plan assets (c)	1,430.5	1,389.4
Net pension asset	$22.7	$28.0
(a)Amounts include an indemnification asset from The Bahamas government of $113 million and $115 million, respectively, and investments in U.K. Gilts of $24 million and $23 million, respectively.
(b)The weighted average discount rate used in determining our benefit obligations was 6.1% for each of the years ended December 31, 2025 and 2024. A 1.0% increase or decrease in the weighted average discount rate would have a ($34 million) or $40 million impact, respectively, on the projected benefit obligations, net of the annuity insurance policies (as described further below).
(c)Our plan assets primarily comprise investments in insurance contracts, debt securities and equity securities. The fair value of plan assets at December 31, 2025 includes $239 million, $132 million and $1,060 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 4). The fair value of plan assets at December 31, 2024 includes $233 million, $135 million and $1,021 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively.
In May 2023, the CWSF completed an additional buy-in bulk annuity, resulting in 100% of the plan’s liabilities being covered by insurance annuity policies, the payments from which match the corresponding obligations to employees. In addition, at December 31, 2025, 100% of the Jamaican and UTS defined benefit obligations are covered through the purchase of insurance annuity policies. The remaining investment risks in the plans have also been mitigated to a reasonable extent by a combination of matching assets and diversification of the return-seeking assets.
The CWSF buy-in resulted in the remeasurement of $75 million from net pension assets to accumulated other comprehensive income during 2023, which represents the loss associated with the difference between the projected benefit obligations and the cost of the bulk annuity policy.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(11)    Equity
Share Capital
A summary of the changes in our share capital during 2025, 2024 and 2023 is set forth in the table below:

	Class A	Class B	Class C
	in millions
Balance at January 1, 2023	42.7	2.1	171.3
Repurchase of Liberty Latin America common shares	(2.6)	—	(11.7)
Issued in connection with share-based compensation plans and other	0.7	0.1	2.1
Balance at December 31, 2023	40.8	2.2	161.7

Balance at January 1, 2024	40.8	2.2	161.7
Repurchase of Liberty Latin America common shares	(4.0)	—	(8.2)
Issued in connection with share-based compensation plans and other	1.2	0.2	2.8
Balance at December 31, 2024	38.0	2.4	156.3

Balance at January 1, 2025	38.0	2.4	156.3
Repurchase of Liberty Latin America common shares	(0.2)	—	(0.4)
Issued in connection with share-based compensation plans and other	1.1	—	2.8
Balance at December 31, 2025	38.9	2.4	158.7
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
The Share Repurchase Programs do not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Programs, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. At December 31, 2025, the remaining amount authorized for share repurchases under the Share Repurchase Programs was $200 million.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

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
Capped Call Option Contracts
During 2024, we entered into capped call option contracts, pursuant to which we have purchased capped call options on 1.7 million and 4.3 million Liberty Latin America Class A and Class C common shares, respectively, with a low exercise price and a capped payout. Shares acquired through the exercise of the call options are included in our share repurchases. The capped call option contracts are not considered derivative instruments as the contracts are indexed to our Class A and Class C common shares and are therefore classified within shareholders’ equity. At December 31, 2024, the aggregate premium associated with these capped call option contracts of $15 million is included as a reduction of additional paid-in capital in our consolidated statement of equity and as a financing cash outflow in our consolidated statement of cash flows. During 2025, we exercised some of our rights pursuant to the capped call option contracts, which resulted in 0.6 million shares being effectively repurchased and reflected in treasury stock at December 31, 2025.
LCR NCI Transaction
During August 2024, we entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire an additional 8.5% of the remaining noncontrolling interest on January 30, 2026 for an aggregate cash consideration of approximately $84 million. The consideration comprises CRC 22 billion ($44 million) and $40 million, with 62.5% of the purchase price due upon closing and the remaining 37.5% due on January 29, 2027. Subsequent to December 31, 2025, we paid the first installment payment of $53 million.
(12)    Share-based Compensation and Other Employee Incentive Plan-related Expense
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
•LTVP. During 2023, we implemented the Long-term Value Plan component of the Employee Incentive Plan, whereby employees receive a fixed-value award based upon a percentage of annual employee base compensation that vests

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee. During 2025, 2024, and 2023, we recognized $21 million, $14 million, and $6 million, respectively, of expense associated with the LTVP, which is recorded in other operating costs and expenses in our consolidated statements of operations. Each vesting tranche of the LTVP is accrued over the vesting period to our consolidated balance sheet in accrued payroll and employee benefits until settlement on the vesting date, which is generally in March of each year. Details on how these awards were settled can be found in the table below.
Performance Awards. The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees:
•PSUs. During 2022, our Chief Executive Officer was awarded a total of 0.6 million Class B PSUs, of which the first two tranches were earned and vested in each of March 2023 and March 2024, respectively. The remaining 0.2 million will vest in March 2026 based upon the achievement of certain individual qualitative objectives. At both December 31, 2025 and 2024, we had 0.2 million Class B PSUs outstanding.
•PSARs. During 2021 and 2022, certain key employees received the 2021 PSARs. Each award represented the right to receive a payment in shares or, if the compensation committee so determined, cash or a combination of cash and shares, equal to the excess of the fair market value of the common shares on the day of exercise over the exercise price, subject to performance and vesting. The 2021 PSARs have a term of ten years and included performance conditions based on the achievement of individual qualitative objectives during the performance period from January 1, 2021 through December 31, 2023. The earned 2021 PSARs vested on March 16, 2024. At both December 31, 2025 and 2024, we had 3 million Class A PSARs and 6 million Class C PSARs outstanding.
Share-based Compensation Other Employee Incentive Plan-related Expense
Our share-based compensation expense includes amounts related to share-based incentive awards held by our employees and employees of our subsidiaries. The following table summarizes certain information related to share-based incentive awards granted during the periods presented:

	Year ended December 31,
	2025	2024	2023
Assumptions used to estimate fair value of SARs and PSARs:
Risk-free interest rate	4.1 - 4.3%	4.2 - 4.3%	3.5 - 4.2%
Expected life	6.0 - 10.0 years	6.0 - 10.0 years	6.0 - 10.0 years
Expected volatility	45.0 - 50.5%	43.8 - 48.3%	42.1 - 46.7%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
SARs	$3.92	$3.60	$4.31
RSUs	$6.53	$6.98	$7.96
PSUs	$—	$5.90	$8.00
Cash used to settle equity awards (in millions)
LTVP	$13	$8	$6
As of December 31, 2025, we have $77 million of total unrecognized compensation expense related to awards held by our employees that is expected to be recognized as a future expense over a weighted-average period of approximately 1.6 years.
For the amount of share-based compensation and other Employee Incentive Plan-related expense recognized during each period presented, see note 17.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

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
Share-based Incentive Award Activity
The following tables summarize share-based incentive award activity during 2025 with respect to Liberty Latin America awards held by our employees and our Directors.

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class A shares	in millions		in years	in millions
Outstanding at January 1, 2025	11.4	$10.97
Granted	2.0	$6.68
Forfeited	(0.9)	$11.24
Exercised	—	$6.88
Outstanding at December 31, 2025	12.5	$10.27	5.9	$3.9
Exercisable at December 31, 2025	8.9	$11.75	4.8	$1.0

	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
SARs – Class C shares	in millions		in years	in millions
Outstanding at January 1, 2025	22.9	$10.97
Granted	4.1	$6.65
Forfeited	(1.7)	$11.22
Exercised	(0.3)	$6.42
Outstanding at December 31, 2025	25.0	$10.29	5.9	$8.0
Exercisable at December 31, 2025	17.7	$11.80	4.8	$1.8

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class A shares	in millions		in years
Outstanding at January 1, 2025	2.2	$7.64
Granted	1.3	$6.54
Forfeited	(0.2)	$7.04
Released from restrictions	(1.3)	$7.76
Outstanding at December 31, 2025	2.0	$6.92	2.2

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
RSUs – Class C shares	in millions		in years
Outstanding at January 1, 2025	4.5	$7.65
Granted	2.8	$6.53
Forfeited	(0.3)	$7.04
Released from restrictions	(2.9)	$7.65
Outstanding at December 31, 2025	4.1	$6.93	2.2
(13)    Income Taxes
On July 11, 2017, Liberty Latin America was formed as a corporation in Bermuda. Effective as of January 1, 2025, Bermuda enacted the Corporate Income Tax Act 2023, which assesses taxes on income at a 15% statutory rate. For all years prior to this, Bermuda did not assess taxes on income. The majority of subsidiaries in other jurisdictions are taxable operations and file income tax returns in their respective jurisdictions. The income taxes of Liberty Latin America are presented on a standalone basis, and each tax paying entity or group within Liberty Latin America is presented on a separate return basis, unless a combined or consolidated tax return regime is permitted.
The components of our loss before income taxes are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions
Domestic (a)	$(105.7)	$(68.7)	$(90.9)
Foreign (b) (c)	(547.1)	(591.2)	28.5
Total	$(652.8)	$(659.9)	$(62.4)
(a)Liberty Latin America is considered a stand-alone Bermuda entity.
(b)Amounts for the year ended December 31, 2025 include a spectrum impairment charge of $494 million and for the year ended December 31, 2024 include a goodwill impairment charge of $516 million, both of which occurred at our Liberty Puerto Rico reporting unit.
(c)For the year ended December 31, 2025, significant jurisdictions that comprise the “foreign” component of our loss before income taxes are detailed in the effective rate reconciliation section below. For the year ended December 31, 2024, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include The Bahamas, Barbados, Costa Rica, Jamaica, Panama, Puerto Rico, Spain, the U.K., the United States, and USVI. For the year ended December 31, 2023, significant jurisdictions that comprise the “foreign” component of our loss before income taxes include The Bahamas, Barbados, the British Virgin Islands, Colombia, Costa Rica, Jamaica, Panama, Puerto Rico, Spain, St. Kitts, St. Lucia, Trinidad and Tobago, the U.K., the United States and USVI.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2025:
Domestic	$—	$—	$—
Foreign	(140.3)	238.8	98.5
Total	$(140.3)	$238.8	$98.5
Year ended December 31, 2024:
Domestic	$—	$—	$—
Foreign	(129.1)	129.3	0.2
Total	$(129.1)	$129.3	$0.2
Year ended December 31, 2023:
Domestic	$—	$—	$—
Foreign	(111.8)	87.4	(24.4)
Total	$(111.8)	$87.4	$(24.4)
Income tax benefit (expense) attributable to our loss before income taxes for the year ended December 31, 2025 differs from the amounts computed by using the applicable tax rate as a result of the following (in millions, except percentages):

	Amount	Percent
Bermuda federal statutory income tax rate (a)	$97.9	(15.0)%
Domestic federal
Changes in valuation allowances	(15.9)	2.4%
Foreign tax effects
Barbados
Statutory income tax rate differential	8.2	(1.3)%
Other	0.4	(0.1)%
Colombia
Other	(6.2)	0.9%
Costa Rica
Net nondeductible acquisition debt interest and FX	(8.5)	1.3%
Statutory income tax rate differential	(10.8)	1.7%
Other	(1.3)	0.2%
Curacao
Changes in valuation allowances	26.8	(4.1)%
Other	(3.3)	0.5%
Jamaica
Nontaxable capital gains	11.0	(1.7)%
Cross-border tax laws	(8.8)	1.3%
Changes in valuation allowances	4.9	(0.8)%
Statutory income tax rate differential	(9.8)	1.5%
Other	(2.7)	0.4%
Panama
Changes in valuation allowances	12.0	(1.8)%

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Amount	Percent
Statutory income tax rate differential	(6.2)	0.9%
Other	(4.6)	0.7%
Puerto Rico
Tax credits	(19.7)	3.0%
Nontaxable interest income	6.8	(1.0)%
Cross-border tax laws	(10.0)	1.5%
Changes in valuation allowances	49.9	(7.6)%
Statutory income tax rate differential	143.0	(21.9)%
Other – Change in deferred rate already enacted	(50.4)	7.7%
Other	(21.4)	3.3%
Spain
Nondeductible investment losses	(8.5)	1.3%
Statutory income tax rate differential	5.1	(0.8)%
Other	(4.3)	0.7%
United Kingdom
Changes in valuation allowances	(67.9)	10.4%
Statutory income tax rate differential	25.0	(3.8)%
Other	15.0	(2.3)%
United States
Tax credits	8.9	(1.4)%
Nondeductible compensation expenses	(5.0)	0.8%
Cross-border tax laws	(36.5)	5.6%
Changes in valuation allowances	(9.8)	1.5%
Other	4.1	(0.6)%
Venezuela
Changes in valuation allowances	(7.6)	1.2%
Other	5.3	(0.8)%
Other foreign jurisdictions	(13.6)	2.1%
Worldwide changes in unrecognized tax benefits	7.0	(1.1)%
Effective income tax rate	$98.5	(15.1)%

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Income tax benefit (expense) attributable to our loss before income taxes for the years ended December 31, 2024 and 2023, differs from the amounts computed by using the applicable tax rate, as a result of the following:

	Year ended December 31,
	2024	2023
	in millions
Computed expected tax benefit (a)	$—	$—
Permanent differences (b)	(18.4)	(49.3)
Basis and other differences in the treatment of items associated with investments in Liberty Latin America entities	0.6	1.5
Increases in valuation allowances	(171.8)	(161.5)
Expiration of deferred tax assets with full valuation allowance	(14.7)	(12.3)
International rate differences (a) (c)	232.8	88.2
Changes in uncertain tax positions	3.7	(0.4)
Enacted tax law and rate changes (d) (e) (f)	27.9	128.4
Effect of non-deductible goodwill impairments	(47.9)	—
Effect of tax credits	14.6	18.3
Withholding and capital gains taxes	(25.2)	(40.0)
Other, net	(1.4)	2.7
Total income tax benefit (expense)	$0.2	$(24.4)
(a)Liberty Latin America was formed as a corporation in Bermuda where the company has a “statutory” or “expected” tax rate of 15%, effective as of January 1, 2025. For years ended December 31, 2023 and 2024, the Bermuda statutory tax rate was 0%. The majority of our subsidiaries operate in jurisdictions where income tax is imposed at local applicable statutory rates, resulting in “international rate differences,” as shown in the table above. These line items reflect the computed tax benefit (expense) of pre-tax book earnings (loss) in the respective taxable jurisdiction.
(b)Permanent differences primarily relate to various non-taxable income or non-deductible expenses, such as CARICOM treaty income, limitations on deductible management fees, or executive compensation, among others.
(c)The corporate tax rates applicable to our primary material jurisdictions are as follows: The Bahamas, 0%; Barbados, 9%; Costa Rica, 30%; Jamaica, 33.33%; Panama, 25%; Puerto Rico, 37.5%; Spain, 25%; the U.K., 25%; the United States, 21%; and USVI, 23.1%.
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
December 31, 2025, 2024 and 2023

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components of our net deferred tax liability are as follows:

	December 31,
	2025	2024
	in millions
Deferred tax assets	$204.0	$133.0
Deferred tax liabilities	(411.6)	(580.3)
Net deferred tax liability	$(207.6)	$(447.3)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2025	2024
	in millions
Deferred tax assets:
Net operating losses, tax credits and other carryforwards	$2,571.1	$2,516.0
Deferred revenue	4.6	9.4
Unrealized gains and losses	2.9	16.0
Accrued expenses	79.0	88.0
Other future deductible amounts	—	0.1
Deferred tax assets	2,657.6	2,629.5
Valuation allowance	(2,204.8)	(2,115.8)
Deferred tax assets, net of valuation allowance	452.8	513.7
Deferred tax liabilities:
Investments	(158.6)	(122.6)
Intangible assets, net	(339.7)	(630.3)
Property and equipment, net	(161.0)	(208.1)
Un-remitted foreign earnings	(0.6)	—
Other future taxable amounts	(0.5)	—
Deferred tax liabilities	(660.4)	(961.0)
Net deferred tax liability	$(207.6)	$(447.3)
The changes in our valuation allowances are summarized below:

	Year ended December 31,
	2025	2024	2023
	in millions
Balance at January 1	$2,115.8	$1,942.5	$1,780.4
Net tax expense related to operations	88.0	171.8	161.5
Translation adjustments	0.2	(0.6)	(1.1)
Business acquisitions and other	0.8	2.1	1.7
Balance at December 31	$2,204.8	$2,115.8	$1,942.5

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Deferred tax assets related to net operating losses may be used to offset future taxable income. The significant components of our tax loss carryforwards at December 31, 2025 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$4,958.1	$1,239.5	Indefinite
Amount attributable to net operating losses	1,335.5	333.9	Indefinite
Puerto Rico	700.8	154.7	2026 - Indefinite
Bermuda	516.1	77.4	Indefinite
Barbados	501.4	45.1	2026 - 2031
Jamaica	352.2	117.3	Indefinite
Curacao	110.0	24.2	2026 - 2035
U.S.	53.7	12.5	2035 - Indefinite
U.S. Virgin Islands	43.5	10.0	Indefinite
Saint Martin	23.2	4.6	Indefinite
Venezuela	22.4	7.6	2026-2028
Panama	8.8	2.2	2026 - 2028
Other	26.2	8.2	Various
Total	$8,651.9	$2,037.2
As of December 31, 2025, a valuation allowance of $1,895 million has been recorded against the net operating loss carryforwards where we do not expect to realize a future benefit, or where certain losses may be limited in use due to change in control or same-business tests.
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
In 2025 and 2024, we have foreign tax credit carryforwards of $21 million and $10 million, respectively, which are available in the U.S. Substantially all credits not utilized will expire at the end of 2035. A valuation allowance of $13 million has been recorded against the foreign tax credit carryforwards where we do not expect to realize a future benefit.
In 2025 and 2024, we have alternative minimum tax credit carryforwards in the amounts of $49 million and $50 million, respectively, attributable to our operations in Puerto Rico for which the current tax law provides no period of expiration. A valuation allowance of $13 million has been recorded against the alternative minimum tax credit carryforwards where we do not expect to realize a future benefit.
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
December 31, 2025, 2024 and 2023

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
The changes in our unrecognized tax benefits are summarized below:

	Year ended December 31,
	2025	2024	2023
	in millions
Balance at January 1	$18.3	$25.5	$37.6
Additions for tax positions of prior years	7.4	2.5	0.7
Additions based on tax positions related to the current year	—	—	6.0
Lapse of statute of limitations	(1.5)	(2.7)	(1.4)
Decrease for settlement with tax authorities	—	(2.9)	—
Reductions for tax positions of prior years	(7.2)	(4.1)	(17.4)
Balance at December 31	$17.0	$18.3	$25.5
No assurance can be given that any of these unrecognized tax benefits will be recognized or realized.
As of December 31, 2025, all of our unrecognized tax benefits would have a favorable impact on our effective income tax rate if ultimately recognized.
During 2026, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2025. Other than the potential impacts of ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2026. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2026.
During 2025, 2024 and 2023, our income tax benefit (expense) includes interest expense (income) of $4 million, ($3 million) and $12 million, respectively, representing the net accrual of interest and penalties incurred during the respective period. Our other long-term liabilities include accrued interest and penalties of $26 million and $22 million at December 31, 2025 and 2024, respectively.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Cash taxes paid (refunded) for the year ended December 31, 2025 are as set forth below (in millions):

Bermuda federal	*
Bermuda state and local	*
Foreign:
Costa Rica	$43.6
Jamaica	12.9
Panama	14.3
United Kingdom	(9.8)
United States	46.9
Other	51.5
Total	$159.4
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
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
The details of the calculations of our basic and diluted EPS are set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders - basic and diluted	$(611.2)	$(689.4)	$(73.6)

Denominator:
Weighted average shares - basic and diluted (a)	199.5	198.4	210.0

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(3.06)	$(3.47)	$(0.35)
(a)During 2025, 2024 and 2023, we reported losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effect at each period of the following items was not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, and for 2023 PSARs, because such awards had not yet met the applicable performance criteria:

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	December 31,
	2025	2024	2023
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	44.5	41.9	37.7
Outstanding PSUs and PSARs	8.6	8.6	8.7
LTVP and ESPP	6.5	6.4	3.6
Aggregate number of shares potentially issuable under our Convertible Notes (if-converted method) (i)	—	—	10.7
(i)With regards to the aggregate number of shares potentially issuable under our Convertible Notes, during 2023, the Convertible Notes Capped Calls provided an economic hedge to reduce or offset potential dilution to our Class C common shares upon any conversion of the Convertible Notes and/or offset any cash payments we would have been required to make in excess of the principal amount of such converted notes, as the case may have been, with such reduction and/or offset subject to a cap. During 2024, the Convertible Notes Capped Calls expired at maturity or were unwound in connection with redemption activity on the Convertible Notes, as further described in note 9.
(15)    Accumulated Other Comprehensive Earnings or Loss
Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflects the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other various adjustments. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Latin America shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive loss	Non-controlling interests	Total accumulated other comprehensive loss
	in millions
Balance at January 1, 2023	$(83.7)	$(65.5)	$(149.2)	$(11.0)	$(160.2)
Other comprehensive earnings (loss)	24.9	(73.7)	(48.8)	1.1	(47.7)
Balance at December 31, 2023	(58.8)	(139.2)	(198.0)	(9.9)	(207.9)
Other comprehensive earnings	25.6	18.2	43.8	0.3	44.1
Balance at December 31, 2024	(33.2)	(121.0)	(154.2)	(9.6)	(163.8)
Other comprehensive earnings (loss)	33.2	(3.6)	29.6	1.6	31.2
Balance at December 31, 2025	$—	$(124.6)	$(124.6)	$(8.0)	$(132.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net, of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit	Net-of-tax amount
	in millions
Year ended December 31, 2025:
Foreign currency translation adjustments	$34.7	$—	$34.7
Pension-related adjustments and other	(3.8)	0.3	(3.5)
Other comprehensive earnings	30.9	0.3	31.2
Other comprehensive earnings attributable to noncontrolling interests (a)	(1.6)	—	(1.6)
Other comprehensive earnings attributable to Liberty Latin America shareholders	$29.3	$0.3	$29.6

Year ended December 31, 2024:
Foreign currency translation adjustments	$25.9	$—	$25.9
Pension-related adjustments and other	18.2	—	18.2
Other comprehensive earnings	44.1	—	44.1
Other comprehensive earnings attributable to noncontrolling interests (a)	(0.3)	—	(0.3)
Other comprehensive earnings attributable to Liberty Latin America shareholders	$43.8	$—	$43.8

Year ended December 31, 2023:
Foreign currency translation adjustments	$25.9	$—	$25.9
Pension-related adjustments and other	(73.6)	—	(73.6)
Other comprehensive loss	(47.7)	—	(47.7)
Other comprehensive earnings attributable to noncontrolling interests (a)	(1.1)	—	(1.1)
Other comprehensive loss attributable to Liberty Latin America shareholders	$(48.8)	$—	$(48.8)
(a)Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments, pension-related adjustments, and other adjustments.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(16)    Commitments and Contingencies
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For commitments associated with the LPR Acquisition and the LCR NCI Transaction, see note 5 and 11, respectively.
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
During 2024, we received a claim from a third party with respect to possible overpayments made to us under a transitional services agreement. We are currently unable to estimate a possible loss or range of possible loss associated with this claim.
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
As of December 31, 2025, unless otherwise specified below, our operating segments, which are also our reportable segments, are as follows:
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
December 31, 2025, 2024 and 2023

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

	Revenue
	Year ended December 31,
	2025	2024	2023
	in millions
Liberty Caribbean	$1,455.0	$1,462.8	$1,437.0
C&W Panama	783.5	763.2	742.6
Liberty Networks	471.0	447.5	453.3
Liberty Puerto Rico	1,199.2	1,250.4	1,417.7
Liberty Costa Rica	632.2	613.1	547.9
Total operating segment revenue	4,540.9	4,537.0	4,598.5
Corporate	14.9	19.6	23.5
Intersegment eliminations	(113.6)	(109.8)	(110.9)
Consolidated revenue	$4,442.2	$4,446.8	$4,511.1

	Adjusted OIBDA
	Year ended December 31,
	2025	2024	2023
	in millions
Liberty Caribbean	$672.9	$633.3	$596.9
C&W Panama	298.9	269.7	227.7
Liberty Networks	258.4	242.7	261.5
Liberty Puerto Rico	353.4	279.8	485.5
Liberty Costa Rica	235.5	229.5	203.1
Total operating segment Adjusted OIBDA	$1,819.1	$1,655.0	$1,774.7

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Year ended December 31,
	2025	2024	2023
	in millions
Total reportable segment Adjusted OIBDA	$1,819.1	$1,655.0	$1,774.7
Corporate (a)	(112.8)	(89.8)	(73.1)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(75.0)	(84.0)	(88.7)
Depreciation and amortization	(904.9)	(968.3)	(1,008.3)
Impairment, restructuring and other operating items, net	(618.2)	(589.7)	(86.9)
Operating income (loss)	108.2	(76.8)	517.7
Interest expense	(656.4)	(627.7)	(601.7)
Realized and unrealized gains (losses) on derivative instruments, net	(20.0)	82.1	(34.2)
Foreign currency transaction gains (losses), net	(42.7)	(18.3)	70.3
Losses on debt extinguishments, net	(14.4)	(5.5)	(3.9)
Other expense, net	(27.5)	(13.7)	(10.6)
Loss before income taxes	$(652.8)	$(659.9)	$(62.4)
(a)Represents net of revenue and total significant other operating costs and expenses associated with Corporate, as disclosed below, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions
Programming and copyright	$224.6	$233.6	$237.2
Interconnect	262.6	278.3	302.5
Equipment	330.3	315.9	320.6
Project-related and other	158.4	161.6	160.1
Total programming and other direct costs of services	$975.9	$989.4	$1,020.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions
Personnel and contract labor	$558.6	$579.2	$557.6
Network-related	215.9	237.2	259.0
Service-related	252.7	267.2	227.6
Commercial	179.6	189.6	181.1
Facility, provision, franchise and other	553.2	619.0	563.8
Share-based compensation and other Employee Incentive Plan-related expense	75.0	84.0	88.7
Total other operating costs and expenses (a)	$1,835.0	$1,976.2	$1,877.8
(a)Amounts represent total other operating costs and expenses as set forth in our consolidated statements of operations. These amounts differ from significant operating costs and expenses reviewed by our CODM, which represent total other operating costs and expenses excluding share-based compensation and other Employee Incentive Plan-related expense.
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

	Year ended December 31,
	2025	2024	2023
	in millions
Liberty Caribbean	$207.5	$226.9	$235.1
C&W Panama	104.1	104.8	117.0
Liberty Networks	75.5	49.3	47.6
Liberty Puerto Rico	143.3	220.9	219.0
Liberty Costa Rica	86.1	81.4	75.3
Corporate	23.6	42.0	36.9
Total property and equipment additions	640.1	725.3	730.9
Assets acquired under capital-related vendor financing arrangements	(123.9)	(154.9)	(143.8)
Assets acquired under capital leases	(4.9)	—	—
Changes in current liabilities related to capital expenditures and other	(11.3)	(30.0)	(2.1)
Total capital expenditures, net	$500.0	$540.4	$585.0

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

Balance Sheet Data of our Reportable Segments
We do not present the balance sheet data of our reportable segments, as this information is not a primary measure used by our CODM to evaluate segment operating performance, determine the allocation of resources to segments, or assess the effectiveness of our management for purposes of annual or other incentive compensation plans.
Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Year ended December 31,
	2025	2024	2023
	in millions
Puerto Rico	$1,129.2	$1,187.8	$1,354.5
Panama	780.6	760.1	739.7
Costa Rica	631.2	612.2	547.1
Jamaica	409.0	415.2	405.7
Networks & LatAm (a)	377.6	357.0	364.6
The Bahamas	190.8	205.3	193.4
Trinidad and Tobago	149.3	154.9	156.5
Barbados	171.4	163.8	157.6
Other (b)	603.1	590.5	592.0
Total	$4,442.2	$4,446.8	$4,511.1
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
The long-lived assets of our geographic markets are set forth below:

	December 31,
	2025	2024
	in millions
Puerto Rico	$992.7	$1,078.1
Networks & LatAm	594.8	586.3
Panama	420.6	427.7
Jamaica	313.7	373.8
The Bahamas	238.2	270.8
Costa Rica	309.6	301.7
Trinidad and Tobago	175.4	196.7
Barbados	134.9	138.6
Other (a)	667.9	688.7
Total	$3,847.8	$4,062.4
(a)The amounts primarily include long-lived assets in a number of countries in which we have less significant operations, all of which are located in the Caribbean, and to a lesser extent, in Latin America.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

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

	Year ended December 31, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$484.4	$117.3	$—	$469.7	$128.3	$—	$—	$1,199.7
Non-subscription revenue	20.2	5.1	—	24.0	40.2	—	—	89.5
Total residential fixed revenue	504.6	122.4	—	493.7	168.5	—	—	1,289.2
Residential mobile revenue:
Service revenue	364.3	290.7	—	306.4	295.0	—	—	1,256.4
Interconnect, inbound roaming, equipment sales and other (b)	83.6	65.5	—	197.8	99.8	12.8	—	459.5
Total residential mobile revenue	447.9	356.2	—	504.2	394.8	12.8	—	1,715.9
Total residential revenue	952.5	478.6	—	997.9	563.3	12.8	—	3,005.1
B2B revenue (c)	502.5	304.9	471.0	174.4	68.9	2.1	(113.6)	1,410.2
Other revenue	—	—	—	26.9	—	—	—	26.9
Total	$1,455.0	$783.5	$471.0	$1,199.2	$632.2	$14.9	$(113.6)	$4,442.2
(a)Included in this amount is $94 million of revenue earned from other segments of Liberty Latin America.
(b)The total amount includes $248 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $26 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$486.2	$122.3	$—	$474.5	$137.1	$—	$—	$1,220.1
Non-subscription revenue	28.0	5.0	—	23.3	35.2	—	—	91.5
Total residential fixed revenue	514.2	127.3	—	497.8	172.3	—	—	1,311.6
Residential mobile revenue:
Service revenue	352.3	272.2	—	323.3	276.0	—	—	1,223.8
Interconnect, inbound roaming, equipment sales and other (b)	79.5	61.0	—	189.0	88.9	18.6	—	437.0
Total residential mobile revenue	431.8	333.2	—	512.3	364.9	18.6	—	1,660.8
Total residential revenue	946.0	460.5	—	1,010.1	537.2	18.6	—	2,972.4
B2B revenue (c)	516.8	302.7	447.5	206.7	75.9	1.0	(109.8)	1,440.8
Other revenue	—	—	—	33.6	—	—	—	33.6
Total	$1,462.8	$763.2	$447.5	$1,250.4	$613.1	$19.6	$(109.8)	$4,446.8
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
December 31, 2025, 2024 and 2023

	Year ended December 31, 2023
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
December 31, 2025, 2024 and 2023

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

	Year ended December 31, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$64.5	$20.5	$—	$101.8	$37.8	$—	$—	$224.6
Interconnect	61.4	63.5	54.6	78.9	23.0	—	(18.8)	262.6
Equipment	38.2	59.5	0.6	157.3	74.7	—	—	330.3
Other direct costs	55.5	98.2	17.4	2.3	1.2	—	(16.2)	158.4
Total significant programming and other direct costs of services	219.6	241.7	72.6	340.3	136.7	—	(35.0)	975.9
Personnel and contract labor	191.6	71.8	51.1	145.4	33.5	63.4	1.8	558.6
Network-related	123.1	47.8	46.2	33.8	40.6	—	(75.6)	215.9
Service-related	69.7	21.1	13.3	87.5	25.5	39.9	(4.3)	252.7
Commercial	32.7	34.3	2.2	48.1	62.3	—	—	179.6
Facility, provision, franchise and other	145.4	67.9	27.2	190.7	98.1	24.4	(0.5)	553.2
Total significant other operating costs and expenses	562.5	242.9	140.0	505.5	260.0	127.7	(78.6)	1,760.0
Total significant expenses	$782.1	$484.6	$212.6	$845.8	$396.7	$127.7	$(113.6)	$2,735.9

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31, 2024
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$64.2	$22.0	$—	$109.8	$37.6	$—	$—	$233.6
Interconnect	65.4	69.4	49.0	83.7	28.4	—	(17.6)	278.3
Equipment	50.0	50.3	0.3	151.4	63.9	—	—	315.9
Other direct costs	42.9	107.5	15.7	4.7	6.9	—	(16.1)	161.6
Total significant programming and other direct costs of services	222.5	249.2	65.0	349.6	136.8	—	(33.7)	989.4
Personnel and contract labor	201.3	78.8	46.4	164.1	32.0	56.6	—	579.2
Network-related	133.4	52.1	47.9	36.3	39.9	—	(72.4)	237.2
Service-related	70.6	19.3	9.8	119.7	25.3	25.0	(2.5)	267.2
Commercial	42.1	30.1	1.4	54.6	61.4	—	—	189.6
Facility, provision, franchise and other	159.6	64.0	34.3	246.3	88.2	27.8	(1.2)	619.0
Total significant other operating costs and expenses	607.0	244.3	139.8	621.0	246.8	109.4	(76.1)	1,892.2
Total significant expenses	$829.5	$493.5	$204.8	$970.6	$383.6	$109.4	$(109.8)	$2,881.6

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31, 2023
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

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

(18)     Parent Company Financial Information

	December 31,
	2025	2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$13.7	$10.4
Other receivables – related-party	155.1	255.4
Prepaid expenses	1.0	1.0
Other current assets	—	0.2
Total current assets	169.8	267.0

Investments in consolidated subsidiaries	425.7	917.4
Total assets	$595.5	$1,184.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related-party liabilities	$32.7	$92.7
Other accrued and current liabilities	5.8	3.1
Total current liabilities	38.5	95.8

Other long-term liabilities	1.4	—
Total liabilities	39.9	95.8

Shareholders’ equity:
Class A, $0.01 par value; 500.0 million shares authorized; 54.7 million and 38.9 million shares issued and outstanding, respectively, at December 31, 2025; 53.7 million and 38.0 million shares issued and outstanding, respectively, at December 31, 2024	0.5	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.4 million shares issued and outstanding at December 31, 2025 and 2.4 million shares issued and outstanding at December 31, 2024	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 195.2 million and 158.7 million shares issued and outstanding, respectively, at December 31, 2025; 192.4 million and 156.3 million shares issued and outstanding, respectively, at December 31, 2024	2.0	1.9
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 52.4 million and 51.8 million shares, respectively	(448.9)	(444.1)
Additional paid-in capital	5,368.9	5,315.6
Accumulated deficit	(4,242.3)	(3,631.1)
Accumulated other comprehensive loss, net of taxes	(124.6)	(154.2)
Total shareholders’ equity	555.6	1,088.6
Total liabilities and shareholders’ equity	$595.5	$1,184.4

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31,
	2025	2024	2023
	in millions
Operating costs and expenses:
Other operating costs and expenses	$25.8	$5.6	$19.0
Related-party charges and other operating items, net	33.9	24.0	19.4
Operating loss	(59.7)	(29.6)	(38.4)
Non-operating expense:
Interest expense	—	(6.0)	(20.2)
Realized and unrealized losses on derivatives instruments, net	—	(1.4)	—
Gains (losses) on debt extinguishments, net .	—	(0.3)	0.9
Other income (expense), net	(1.3)	1.3	0.6
	(1.3)	(6.4)	(18.7)
Loss before equity in losses of consolidated subsidiaries	(61.0)	(36.0)	(57.1)
Equity in losses of consolidated subsidiaries, net	(550.2)	(653.4)	(16.5)
Net loss	$(611.2)	$(689.4)	$(73.6)

Liberty Latin America Ltd.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31,
	2025	2024	2023
	in millions
Cash flows from operating activities:
Net loss	$(611.2)	$(689.4)	$(73.6)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of consolidated subsidiaries, net	550.2	653.4	16.5
Share-based compensation and other Employee Incentive Plan-related expense	1.9	(1.7)	10.7
Loss (gain) on debt extinguishments, net	—	0.3	(0.9)
Amortization of debt financing costs	—	4.2	13.9
Realized and unrealized losses on derivative instruments, net	—	1.4	—
Changes in operating assets and liabilities	52.3	7.0	53.1
Net cash provided (used) by operating activities	(6.8)	(24.8)	19.7

Cash flows from investing activities:
Distribution and repayments from consolidated subsidiaries, net	7.2	323.7	277.3
Net cash provided by investing activities	7.2	323.7	277.3

Cash flows from financing activities:
Payments of principal amounts of debt and finance lease obligations	—	(219.2)	(173.0)
Repurchase of Liberty Latin America common shares	—	(82.9)	(118.3)
Capped call premium payment	—	(14.6)	—
Other financing activities, net	2.9	0.3	(1.3)
Net cash provided (used) by financing activities	2.9	(316.4)	(292.6)

Net increase (decrease) in cash, cash equivalents and restricted cash	3.3	(17.5)	4.4

Cash, cash equivalents and restricted cash:
Beginning of year	10.4	27.9	23.5
End of year	$13.7	$10.4	$27.9

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual General Meeting of Shareholders, which we intend to hold during the second quarter of 2026.

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
We intend to file our definitive proxy statement for our 2026 Annual General Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2026.
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

4.7
Indenture dated February 11, 2025 and entered into between, among others, C&W Senior Finance Limited and The Bank of New York Mellon, London Branch (incorporated by reference to Exhibit 4.7 to Liberty Latin America’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 19, 2025 (File No. 001-38335) (the FY 2024 10-K)).#

4.8
Indenture dated as of October 25, 2019 and entered into between, LCPR Senior Secured Financing Designated Activity Company, BNY Mellon Corporate Trustee Services Limited, as Trustee, The Bank of New York Mellon, London Branch as Principal Paying Agent, the Bank of New York Mellon as Transfer Agent and Registrar and the Bank of Nova Scotia as Security Trustee relating to LCPR’s 6.75% Senior Secured Notes due 2027.*

The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10.1
Form of Amended and Restated Credit Agreement, dated as of January 24, 2020 (as amended by the 2021 Extension Amendment dated as of September 23, 2021, the Term B-6 Joinder dated as of September 23, 2021, the 2023 Amendment dated as of May 22, 2023, the 2024 Extension Amendment dated as of September 28, 2024, the Term B-7 Joinder dated as of January 29, 2025 and the Amendment Agreement dated as of January 29, 2025) and entered into between, among others, C&W Senior Secured Parent Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia.*#

10.2
Form of Amended and Restated Credit Agreement, dated as of March 22, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, Liberty Communications of Puerto Rico LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 (File No. 001-38335)).#

10.3
Form of Amended and Restated Credit Agreement, dated as of March 25, 2021 (as amended by the 2023 Amendment dated as of May 22, 2023) and entered into between, among others, LCPR Loan Financing LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 8, 2023 (File No. 001-38335)).#

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
10.10
Form of Liberty Latin America Ltd. Retention Bonus Agreement, dated August 8, 2025 (with Chief Financial Officer and Chief Legal Officer) (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 5, 2025 (File No. 001-38335).+

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

10.13
Personal Usage of Aircraft Policy, adopted April 1, 2018 (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38335) (the August 2018 10-Q)).+

10.14	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.2 to the August 2018 10-Q ).+
10.15	Form of Restricted Share Units Agreement under the Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the August 2018 10-Q).+
10.16
Form of Restricted Share Units Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.2 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022 (File No. 001-38335) (the August 2022 10-Q)).+

10.17	Form of Share Appreciation Rights Agreement under the Liberty Latin America 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the August 2022 10-Q).+
10.18
Form of Employment Agreement, approved as of July 17, 2019, by and among Liberty Latin America, LiLAC Communications Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 (File No. 001-38335)).+

10.19
Employment Agreement, effective as of April 18, 2022, between Liberty Latin America Ltd. and Aamir Hussain (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 8, 2023 (File No. 001-38335)).+

10.20
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

10.22	LiLAC Communications 2, Inc. Deferred Compensation Plan (Effective May 1, 2018; Restated Effective as of January 1, 2026).*+
10.23
Liberty Latin America Ltd. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020 (File No. 001-38335)).+

10.24
Additional Facility Joinder Agreement dated March 25, 2021 and entered into between, among others, LCPR Loan Financing LLC, LCPR Senior Secured Financing Designated Activity Company, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 to the May 2021 10-Q).

10.25	Form of Letter Amendment to 2022 Unrestricted Share Award and Performance Share Unit Award Agreement, dated October 10, 2025, by and between Liberty Latin America Ltd. and Balan Nair.*+
10.26
Form of Performance Share Appreciation Rights Agreement (Phoenix) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the August 2021 10-Q).+

10.27
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

10.28
Employment Agreement, effective as of July 16, 2021, between Liberty Latin America Ltd. and Rocio Lorenzo (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022 (File No. 001-38335)).+

10.29
Amended and Restated Employment Agreement, made and effective as of July 28, 2022, by and among Liberty Latin America Ltd., LiLAC Communications Inc. and Balan Nair (incorporated by reference to Exhibit 10.1 to Liberty Latin America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 8, 2022 (File No. 001-38335) (the November 2022 10-Q)).+#

10.30
2022 Unrestricted Share Award and Performance Share Unit Agreement, made as of July 28, 2022, by and between Liberty Latin America Ltd. and Balan Nair under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.2 to the November 2022 10-Q).+

10.31
First Amendment to The Liberty Latin America Ltd. Director Deferred Compensation Plan. (incorporated by reference to Exhibit 10.35 to Liberty Latin America Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 (File No. 001-38335)).+

10.32
Amendment to Liberty Latin America 2018 Incentive Plan and Liberty Latin America 2018 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.1 to Liberty Latin America Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024 (File No. 001-38335)).+

10.33
Form of Letter Amendment to 2022 Unrestricted Share Award and Performance Share Unit Award Agreement, dated March 12, 2024, by and between Liberty Latin America Ltd. and Balan Nair (incorporated by reference to Exhibit 10.1 to Liberty Latin America Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 7, 2024 (File No. 001-383335) (the May 2024 10-Q)).+

10.34
Summary of Compensation Terms for Senior Vice President, General Manager of Cable & Wireless Panama, effective January 22, 2024 (incorporated by reference to Exhibit 10.2 to Liberty Latin America Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 7, 2024 (File No. 001-383335) (the May 2024 10-Q)).+

10.36
Form of Restricted Share Units Agreement with CEO under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.3 to the May 2024 10-Q).+

10.37
Form of Restricted Share Units Agreement with executive officers (other than CEO) under the Liberty Latin America 2018 Incentive Plan (Amended and Restated effective May 12, 2021) (incorporated by reference to Exhibit 10.4 to the May 2024 10-Q).+

10.38
Additional Facility Joinder Agreement dated January 29, 2025 and entered into between, among others, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.41 to the FY 2024 10-K).#

10.39
Amendment Agreement dated January 29, 2025 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.42 to the FY 2024 10-K).#

19	Liberty Latin America Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19 to the FY 2024 10-K).
21	List of Subsidiaries.*
23.1	Consent of KPMG LLP (U.S.).*
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
97	Liberty Latin America Policy for the Recovery of Erroneously Awarded Compensation (As Amended and Restated on March 12, 2024) (incorporated by reference to Exhibit 97 to the FY 2024 10-K).+
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101)
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

LIBERTY LATIN AMERICA LTD.

Dated:	February 18, 2026	/s/ JOHN M. WINTER
John M. Winter Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Executive Chairman of the Board	February 18, 2026
Michael T. Fries

/s/ BALAN NAIR	President, Chief Executive Officer and Director	February 18, 2026
Balan Nair	(Principal Executive Officer)

/s/ ALFONSO DE ANGOITIA NORIEGA	Director	February 18, 2026
Alfonso de Angoitia Noriega

/s/ CHARLES H.R. BRACKEN	Director	February 18, 2026
Charles H.R. Bracken

/s/ MIRANDA CURTIS	Director	February 18, 2026
Miranda Curtis

/s/ PAUL A. GOULD	Director	February 18, 2026
Paul A. Gould

/s/ ROBERTA S. JACOBSON	Director	February 18, 2026
Roberta S. Jacobson

/s/ BRENDAN PADDICK	Director	February 18, 2026
Brendan Paddick

/s/ DANIEL SANCHEZ	Director	February 18, 2026
Daniel Sanchez

/s/ CHRISTOPHER NOYES	Senior Vice President and Chief Financial Officer	February 18, 2026
Christopher Noyes	(Principal Financial Officer)

/s/ BRIAN ZOOK	Chief Accounting Officer	February 18, 2026
Brian Zook	(Principal Accounting Officer)