Form 10-Q
period 2026-03-31
Liberty Latin America Ltd.
filed 2026-05-07
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of April 30, 2026 was: 37.8 million Class A; 2.5 million Class B; and 161.1 million Class C.

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

2025 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2025
2027 C&W RCF	$156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	$460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2030 LPR Credit Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the 2030 LPR Term Loan
2030 LPR Term Loan	$260 million principal amount 9.75% senior secured term loan due September 23, 2030 borrowed by the LPR Unrestricted Subsidiary Borrowers
2031 LCR Term Loan A	$45 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$360 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
2033 LCR Term Loan A	$65 million principal amount Term SOFR + 3.50% term loan due August 14, 2033 borrowed by Liberty Telecomunicaciones
Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.

GLOSSARY OF DEFINED TERMS – (Continued)

AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising the: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising the: (i) 2033 C&W Senior Notes and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited, Columbus Communications Jamaica Limited and Sable International Finance Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W that comprises two tranches: (i) 2027 C&W RCF; and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1.5 billion principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1.5 billion principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of the: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 of CWP
Directors	Members of Liberty Latin America’s board of directors
DTH	Direct-to-home
EchoStar	EchoStar Corporation (formerly DISH Network)
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America’s Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
IT	Information technology
JMD	Jamaican Dollar
LCPR	Liberty Communications of Puerto Rico LLC

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

LCR Credit Facilities	Senior secured credit facilities of Liberty Telecomunicaciones comprised of the: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; (iii) 2033 LCR Term Loan A; and (iv) LCR Revolving Credit Facility
LCR NCI Transaction	Agreement signed in August 2024 whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest of Liberty Telecomunicaciones.
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Telecomunicaciones
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries (includes a 96%-owned entity in the USVI)
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones and its subsidiaries
Liberty Latin America Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and it subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., previously a subsidiary of LBT CT Communications, S.A., was merged into Liberty Telecomunicaciones on April 1, 2025
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 88.5%-owned subsidiary in Costa Rica, and its subsidiary
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of Liberty Puerto Rico comprising the: (i) 2028 LPR Term Loan and (ii) LPR Revolving Credit Facility
LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR
LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising the: (i) 2029 LPR Senior Secured Notes and (ii) 2027 LPR Senior Secured Notes
LPR Unrestricted Subsidiary Borrowers	Collectively, Emerald Wave 3 LLC, Emerald Mobile Network 2 LLC and Emerald Network 3 LLC, each an indirect wholly owned subsidiary of Liberty Communications PR
LPR Unrestricted Subsidiary Guarantors	Entities party to the 2030 LPR Unrestricted Subsidiary Credit Agreement as guarantors of the obligations of the LPR Unrestricted Subsidiary Borrowers thereunder, each of which guarantees, on a senior secured basis, the obligations under the 2030 LPR Unrestricted Subsidiary Credit Agreement and grants security interests in substantially all of its assets, including, among other things, fixed network assets and spectrum.
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
NTIA	National Telecommunications and Information Administration

GLOSSARY OF DEFINED TERMS – (Continued)

OBBBA	The One Big Beautiful Bill Act
OFAC	Office of Foreign Assets Control
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Share Repurchase Program	Program approved by our Directors that authorizes us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SUTEL	Costa Rican Telecommunications Superintendence
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 7%.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
XCD	Eastern Caribbean Dollar
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$681.4	$783.9
Trade receivables, net	667.7	653.6
Prepaid expenses	91.3	79.8
Current notes receivable, net	143.2	133.0
Current contract assets	125.2	124.0
Other current assets, net	468.1	471.9
Total current assets	2,176.9	2,246.2

Goodwill	3,047.2	3,007.5
Property and equipment, net	3,793.0	3,847.8
Intangible assets not subject to amortization	1,319.3	1,319.3
Intangible assets subject to amortization, net	347.9	361.0
Other assets, net	1,479.2	1,444.1
Total assets	$12,163.5	$12,225.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	March 31, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$316.8	$384.6
Current portion of deferred revenue	126.5	127.4
Current portion of debt and finance lease obligations	483.4	408.8
Accrued interest	151.6	150.1
Accrued payroll and employee benefits	75.1	102.4
Current portion of operating lease liabilities	97.2	95.0
Other accrued and current liabilities	711.1	709.6
Total current liabilities	1,961.7	1,977.9

Long-term debt and finance lease obligations	7,878.7	7,870.4
Deferred tax liabilities	401.3	411.6
Deferred revenue	92.0	81.9
Other long-term liabilities	811.9	820.6
Total liabilities	11,145.6	11,162.4

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A, $0.01 par value; 500.0 million shares authorized; 55.8 million and 37.8 million shares issued and outstanding, respectively, at March 31, 2026; 54.7 million and 38.9 million shares issued and outstanding, respectively, at December 31, 2025	0.6	0.5
Class B, $0.01 par value; 50.0 million shares authorized; 2.5 million shares issued and outstanding at March 31, 2026; 2.4 million shares issued and outstanding at December 31, 2025	—	—
Class C, $0.01 par value; 500.0 million shares authorized; 198.6 million and 160.9 million shares issued and outstanding, respectively, at March 31, 2026; 195.2 million and 158.7 million shares issued and outstanding, respectively, at December 31, 2025	2.0	2.0
Undesignated preference shares, $0.01 par value; 50.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 55.7 million and 52.4 million shares, respectively	(465.3)	(448.9)
Additional paid-in capital	5,351.8	5,368.9
Accumulated deficit	(4,265.0)	(4,242.3)
Accumulated other comprehensive loss, net of taxes	(83.5)	(124.6)
Total Liberty Latin America shareholders	540.6	555.6
Noncontrolling interests	477.3	507.9
Total equity	1,017.9	1,063.5
Total liabilities and equity	$12,163.5	$12,225.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions, except per share amounts
Revenue	$1,082.8	$1,083.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	235.5	232.6
Other operating costs and expenses	473.8	478.3
Depreciation and amortization	217.1	228.8
Impairment, restructuring and other operating items, net	11.2	15.7
	937.6	955.4
Operating income	145.2	128.1
Non-operating expense:
Interest expense	(164.2)	(158.3)
Realized and unrealized losses on derivative instruments, net	(7.4)	(62.9)
Foreign currency transaction gains (losses), net	45.9	(4.2)
Losses on debt extinguishments, net	(2.3)	(14.4)
Other expense, net	(6.7)	(5.9)
	(134.7)	(245.7)
Earnings (loss) before income taxes	10.5	(117.6)
Income tax expense	(26.7)	(9.1)
Net loss	(16.2)	(126.7)
Net earnings attributable to noncontrolling interests	(6.5)	(9.7)
Net loss attributable to Liberty Latin America shareholders	$(22.7)	$(136.4)

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.11)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNING (LOSS)
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions
Net loss	$(16.2)	$(126.7)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	42.4	15.2
Reclassification adjustments included in net loss	0.5	0.4
Pension-related adjustments and other, net	(2.4)	(0.8)
Other comprehensive earnings	40.5	14.8
Comprehensive earnings (loss)	24.3	(111.9)
Comprehensive earnings attributable to noncontrolling interests	(5.9)	(10.2)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$18.4	$(122.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$5,315.6	$(3,631.1)	$(154.2)	$1,088.6	$505.0	$1,593.6
Net earnings (loss)	—	—	—	—	—	(136.4)	—	(136.4)	9.7	(126.7)
Other comprehensive earnings	—	—	—	—	—	—	14.3	14.3	0.5	14.8
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	22.9	—	—	22.9	—	22.9
Other	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	$0.5	$—	$1.9	$(444.1)	$5,338.5	$(3,767.5)	$(139.9)	$989.4	$503.9	$1,493.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders								Non-controlling interests	Total equity
	Common shares			Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2026	$0.5	$—	$2.0	$(448.9)	$5,368.9	$(4,242.3)	$(124.6)	$555.6	$507.9	$1,063.5
Net earnings (loss)	—	—	—	—	—	(22.7)	—	(22.7)	6.5	(16.2)
Other comprehensive earnings (loss)	—	—	—	—	—	—	41.1	41.1	(0.6)	40.5
Share-based compensation	0.1	—	—	—	30.7	—	—	30.8	—	30.8
Repurchase of Liberty Latin America common shares	—	—	—	(16.4)	—	—	—	(16.4)	—	(16.4)
Payment related to the LCR NCI Transaction	—	—	—	—	(47.8)	—	—	(47.8)	(36.5)	(84.3)
Balance at March 31, 2026	$0.6	$—	$2.0	$(465.3)	$5,351.8	$(4,265.0)	$(83.5)	$540.6	$477.3	$1,017.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions
Cash flows from operating activities:
Net loss	$(16.2)	$(126.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	24.8	28.3
Depreciation and amortization	217.1	228.8
Impairments and other non-cash activity, net	6.8	4.2
Amortization of debt financing costs, premiums and discounts, net	7.9	7.0
Realized and unrealized losses on derivative instruments, net	7.4	62.9
Foreign currency transaction losses (gains), net	(45.9)	4.2
Losses on debt modification and extinguishments, net	2.3	14.4
Deferred income tax benefit	(21.3)	(22.6)
Changes in operating assets and liabilities, net of the effect of acquisitions	(140.7)	(175.9)
Net cash provided by operating activities	42.2	24.6

Cash flows from investing activities:
Capital expenditures, net	(99.3)	(96.7)
Other investing activities, net	(9.0)	1.7
Net cash used by investing activities	$(108.3)	$(95.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions
Cash flows from financing activities:
Borrowings of debt	$158.1	$941.5
Payments of principal amounts of debt and finance lease obligations	(122.9)	(879.7)
Repurchase of Liberty Latin America common shares	(14.3)	—
Distributions to noncontrolling interest owners	—	(29.1)
Payment related to the LCR NCI Transaction	(52.7)	—
Payment of financing costs and debt redemption premiums	(7.5)	(24.2)
Other financing activities, net	0.2	(5.1)
Net cash provided (used) by financing activities	(39.1)	3.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	(11.8)

Net decrease in cash, cash equivalents and restricted cash	(103.4)	(78.8)

Cash, cash equivalents and restricted cash:
Beginning of period	800.0	670.3
End of period	$696.6	$591.5

Cash paid for interest	$151.3	$151.5
Net cash paid for taxes	$24.0	$41.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
March 31, 2026
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
Unless otherwise indicated, ownership percentages are calculated as of March 31, 2026.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2025 Form 10-K.
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
March 31, 2026
(unaudited)
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
ASU 2025-05
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduces a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets. Entities electing the practical expedient can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities must disclose whether they have elected to use the practical expedient and, if so, whether they have also applied the accounting policy election. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. This standard did not have a material impact to our consolidated financial statements.
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
March 31, 2026
(unaudited)
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three months ended March 31, 2026 and 2025, we did not perform any such non-recurring valuations.
(4)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Three months ended March 31,
	2026	2025
	in millions
Balance at beginning of period	$173.0	$157.2
Provision for expected losses, net	21.6	22.7
Write-offs, net of recoveries	(68.9)	(20.1)
Foreign currency translation adjustments	1.8	0.7
Balance at end of period	$127.5	$160.5
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2026			December 31, 2025
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets – interest rate derivative contracts (b)	$46.1	$22.0	$68.1	$44.2	$28.2	$72.4

Liabilities (b):
Interest rate derivative contracts	$6.8	$44.3	$51.1	$7.2	$46.8	$54.0
Foreign currency forward contracts	13.5	2.9	16.4	5.1	—	5.1
Total	$20.3	$47.2	$67.5	$12.3	$46.8	$59.1
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
March 31, 2026
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
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2026	2025
	in millions
Interest rate derivative contracts	$11.3	$(51.1)
Foreign currency forward contracts	(9.4)	(3.6)
Weather Derivatives	(9.3)	(8.2)
Total	$(7.4)	$(62.9)
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Three months ended March 31,
	2026	2025
	in millions
Operating activities	$2.1	$13.8
Investing activities	(0.5)	(0.4)
Total	$1.6	$13.4
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At March 31, 2026, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $21 million.
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
March 31, 2026
(unaudited)
Details of our Derivative Instruments
Interest Rate Derivative Contracts
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At March 31, 2026, our C&W borrowing group had an outstanding notional amount of $3,630 million due from our counterparties under interest rate swap contracts, which includes forward-starting derivative instruments, certain interest rate swap contracts with an embedded floor of 0%, and certain interest rate swap contracts where the counterparty has the right to cancel at a certain date in the future, and the related weighted average remaining contractual life was 4.8 years.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At March 31, 2026, our C&W borrowing group had an outstanding notional amount of $1,180 million due from our counterparties under basis swap contracts, and the related weighted average remaining contractual life was 0.2 years.
Foreign Currency Forward Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At March 31, 2026, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $211 million and CRC 108 billion, respectively, with a weighted average remaining contractual life of 0.7 years.
(6)    Long-lived Assets
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2026	$1,207.9	$617.1	$669.3	$513.2	$3,007.5
Foreign currency translation	2.9	—	1.0	35.8	39.7
March 31, 2026	$1,210.8	$617.1	$670.3	$549.0	$3,047.2
Our accumulated goodwill impairments were $3,300 million at each of March 31, 2026 and December 31, 2025.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2026	December 31, 2025
	in millions
Distribution systems	$5,312.8	$5,280.3
Support equipment and buildings	1,401.1	1,403.2
CPE	970.8	965.4
	7,684.7	7,648.9
Accumulated depreciation	(4,163.4)	(4,105.2)
Total depreciable assets	3,521.3	3,543.7
CIP and land	271.7	304.1
Total property and equipment, net	$3,793.0	$3,847.8
During the three months ended March 31, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating to $41 million and $38 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	March 31, 2026	December 31, 2025
	in millions
Spectrum licenses	$777.5	$777.5
Cable television franchise rights and other	541.8	541.8
Total	$1,319.3	$1,319.3
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	March 31, 2026	December 31, 2025
	in millions
Customer relationships	$627.2	$616.4
Licenses and other	307.6	299.9
	934.8	916.3
Accumulated amortization	(586.9)	(555.3)
Total	$347.9	$361.0
(7)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of March 31, 2026, our investment in WOW, including shares and certain loans, totaled $91 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three months ended March 31, 2026 and 2025 were not material to the consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
(8)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended March 31,
	2026	2025
	in millions
Operating lease expense:
Operating lease cost	$35.6	$32.5
Short-term lease cost	4.8	5.8
Total operating lease expense	$40.4	$38.3
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.
Certain other details of our operating leases are set forth in the tables below:

	March 31, 2026	December 31, 2025
	in millions
Operating lease right-of-use assets	$477.0	$470.4
Operating lease liabilities:
Current	$97.2	$95.0
Long-term	420.8	423.6
Total operating lease liabilities	$518.0	$518.6

Weighted-average remaining lease term	6.5 years	6.6 years

Weighted-average discount rate	8.6%	8.6%

	Three months ended March 31,
	2026	2025
	in millions
Operating cash outflows related to operating leases	$38.1	$35.6
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$14.7	$8.0
(a)Represents non-cash transactions associated with operating leases entered into during the period.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
Maturities of Operating Leases
Maturities of our operating lease liabilities as of March 31, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on March 31, 2026 exchange rates.

Years ending December 31:
2026 (remainder of year)	$103.5
2027	121.5
2028	109.8
2029	95.1
2030	76.6
Thereafter	186.2
Total operating lease liabilities on an undiscounted basis	692.7
Present value discount	(174.7)
Present value of operating lease liabilities	$518.0
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2026			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

		in millions
C&W Notes	7.93%	—	$—	$1,750.4	$1,793.8	$1,755.0	$1,755.0
C&W Credit Facilities (d)	6.47%	(e)	654.3	2,608.9	2,603.7	2,646.3	2,646.2
LPR Senior Secured Notes	6.08%	—	—	1,318.8	1,285.5	1,981.0	1,981.0
LPR Credit Facilities	7.63%	116.0	116.0	444.9	431.8	676.5	676.5
2030 LPR Term Loan	9.75%	—	—	250.0	200.0	260.0	208.0
LCR Credit Facilities	10.17%	20.0	20.0	530.0	538.0	510.0	515.0
Vendor financing, Tower Transactions and other (f) (g)	7.88%	—	—	602.5	568.1	602.5	568.1
Total debt before premiums, discounts and deferred financing costs	7.20%		$790.3	$7,505.5	$7,420.9	$8,431.3	$8,349.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	March 31, 2026	December 31, 2025
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,431.3	$8,349.8
Premiums, discounts and deferred financing costs, net	(76.0)	(79.3)
Total carrying amount of debt	8,355.3	8,270.5
Finance lease obligations	6.8	8.7
Total debt and finance lease obligations	8,362.1	8,279.2
Less: Current maturities of debt and finance lease obligations	(483.4)	(408.8)
Long-term debt and finance lease obligations	$7,878.7	$7,870.4
(a)Represents the weighted average interest rate in effect at March 31, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2026, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the March 31, 2026 compliance reporting requirements. At March 31, 2026, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.
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
(e)The C&W Credit Facilities’ unused borrowing capacity comprises certain U.S. dollar, Trinidad & Tobago dollar, and JMD revolving credit facilities.
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, we received proceeds of $2 million and nil, respectively, related to the Tower Transactions, which are included in borrowings of debt in our condensed consolidated statements of cash flows.
(g)Includes $344 million and $306 million at March 31, 2026 and December 31, 2025, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that are generally due over the term of the related license, and include VAT that was paid on our behalf by the vendor. Our operating expenses were $66 million and $35 million for the three months ended March 31, 2026 and 2025, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
Financing Activity
During the three months ended March 31, 2026 and 2025, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions
2026	Liberty Puerto Rico	2030 LPR Term Loan	96%	September 23, 2030	9.75%	$50.0	$—
2026	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$40.0	$—
2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$44.9	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$29.1	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$30.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$35.0	$—
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
During the three months ended March 31, 2026 and 2025, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Principal amount redeemed	Non-cash component
				in millions
2026	Liberty Costa Rica	2031 LCR Term Loan A	100%	$5.0	$—
2026	Liberty Costa Rica	2031 LCR Term Loan B	103%	$40.0	$—
2025	C&W	2027 C&W RCF (a)	100%	$22.6	$—
2025	C&W	2029 C&W RCF (a)	100%	$22.4	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	Liberty Puerto Rico	LPR Revolving Credit Facility	100%	$30.6	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
Maturities of Debt
Maturities of our debt as of March 31, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents based on March 31, 2026 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2026 (remainder of year)	$281.0	$64.9	$40.0	$1.0	$386.9
2027	94.9	1,162.8	—	0.7	1,258.4
2028	491.3	620.5	—	—	1,111.8
2029	595.9	820.7	—	—	1,416.6
2030	10.6	260.8	—	—	271.4
Thereafter	3,478.1	38.1	470.0	—	3,986.2
Total debt maturities	4,951.8	2,967.8	510.0	1.7	8,431.3
Premiums, discounts and deferred financing costs, net	(41.4)	(23.9)	(10.7)	—	(76.0)
Total debt	$4,910.4	$2,943.9	$499.3	$1.7	$8,355.3
Current portion	$373.5	$66.0	$40.0	$1.3	$480.8
Long-term portion	$4,536.9	$2,877.9	$459.3	$0.4	$7,874.5
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.
(10)    Unfulfilled Performance Obligations
We enter into certain long-term (i) capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time and (ii) contracts with customers related to the construction of subsea cable systems where we recognize revenue over time, generally using an output method. With respect to long-term prepaid contracts, we assess whether such contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of March 31, 2026, we have approximately $330 million of unfulfilled performance obligations relating to our long-term contracts that generally will be recognized as revenue over an average remaining life of four years.
(11)    Equity
Share Repurchase Program
Effective May 7, 2024, our Directors approved a Share Repurchase Program, which, subject to certain limitations and conditions, authorize us to repurchase up to $200 million in aggregate dollar value of our Class A common shares and/or Class C common shares through December 2026.
The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the three months ended March 31, 2026, we repurchased 0.8 million and 1.2 million Class A and Class C common shares, respectively. At March 31, 2026, the remaining amount authorized for share repurchases under the Share Repurchase Program was $184 million.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
LCR NCI Transaction
During August 2024, we entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica where we agreed to acquire an additional 8.5% of the remaining noncontrolling interest on January 30, 2026 for an aggregate cash consideration of approximately $84 million, of which $53 million was paid during the first quarter of 2026. The remaining consideration that is comprised of CRC 8 billion ($18 million) and $15 million, and is due on January 29, 2027, is reflected within other accrued and current liabilities on the condensed consolidated balance sheet.
(12)    Income Taxes
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
Income tax expense was $27 million and $9 million during the three months ended March 31, 2026 and 2025, respectively. This represents an effective income tax rate of (254.3%) and 7.7% for the three months ended March 31, 2026 and 2025, respectively, including items treated discretely.
For the three months ended March 31, 2026, the income tax expense attributable to our income before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences such as non-deductible expenses, and our estimate of global minimum tax. These detrimental effects were partially offset by the beneficial effects of net changes in uncertain tax positions and permanent differences, such as non-taxable income.
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
March 31, 2026
(unaudited)
(13)     Earnings or Loss Per Share
Basic EPS is computed by dividing net earnings or loss attributable to Liberty Latin America shareholders by the weighted average number of Liberty Latin America Shares outstanding during the periods presented. Diluted EPS presents the dilutive effect, if any, on a per share basis of dilutive securities as if they had been exercised, vested or converted at the beginning of the periods presented.
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended March 31,
	2026	2025
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders – basic and diluted	$(22.7)	$(136.4)

Denominator:
Weighted average shares – basic and diluted (a)	200.3	197.5

Basic and diluted net loss per share attributable to Liberty Latin America shareholders	$(0.11)	$(0.69)
(a)During the three months ended March 31, 2026 and 2025, we reported net losses attributable to Liberty Latin America shareholders. As a result, the potentially dilutive effects at March 31, 2026 and 2025 of the following items were not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	March 31,
	2026	2025
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs	45.4	46.3
Outstanding PSUs and PSARs	8.1	8.6
LTVP and ESPP	3.0	8.1
(14)    Commitments and Contingencies
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For commitments associated with the LCR NCI Transaction, see note 11.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
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
On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.
(15)    Segment Reporting
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
As of March 31, 2026, our operating segments, which are also our reportable segments, are as follows:
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
Adjusted OIBDA is the primary measure used by our CODM, who is our Chief Executive Officer, to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to determine how to allocate resources to segments. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Total reportable segment Adjusted OIBDA to operating income or loss and to earnings or loss before income taxes is presented below.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
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

	Revenue
	Three months ended March 31,
	2026	2025
	in millions
Liberty Caribbean	$354.5	$363.9
C&W Panama	175.5	177.0
Liberty Networks	121.2	110.4
Liberty Puerto Rico	296.2	298.4
Liberty Costa Rica	158.1	158.2
Total reportable segment revenue	1,105.5	1,107.9
Corporate	3.5	3.9
Intersegment eliminations	(26.2)	(28.3)
Consolidated revenue	$1,082.8	$1,083.5

	Adjusted OIBDA
	Three months ended March 31,
	2026	2025
	in millions
Liberty Caribbean	$163.4	$173.3
C&W Panama	63.7	64.6
Liberty Networks	55.2	57.9
Liberty Puerto Rico	91.1	81.5
Liberty Costa Rica	56.5	58.9
Total reportable segment Adjusted OIBDA	$429.9	$436.2

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended March 31,
	2026	2025
	in millions
Total reportable segment Adjusted OIBDA	$429.9	$436.2
Corporate (a)	(24.8)	(29.6)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(31.6)	(34.0)
Depreciation and amortization	(217.1)	(228.8)
Impairment, restructuring and other operating items, net	(11.2)	(15.7)
Operating income	145.2	128.1
Interest expense	(164.2)	(158.3)
Realized and unrealized losses on derivative instruments, net	(7.4)	(62.9)
Foreign currency transaction gains (losses), net	45.9	(4.2)
Losses on debt extinguishments, net	(2.3)	(14.4)
Other expense, net	(6.7)	(5.9)
Earnings (loss) before income taxes	$10.5	$(117.6)
(a)Represents net of revenue and total significant other operating costs and expenses associated with Corporate, as disclosed below, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended March 31,
	2026	2025
	in millions
Programming and copyright	$51.3	$57.6
Interconnect	63.7	66.7
Equipment	82.9	80.6
Project-related and other	37.6	27.7
Total programming and other direct costs of services	$235.5	$232.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended March 31,
	2026	2025
	in millions
Personnel and contract labor-related	$146.1	$147.2
Network-related	55.9	54.3
Service-related	60.9	60.4
Commercial	43.2	45.6
Facility, provision, franchise and other	136.1	136.8
Share-based compensation and other Employee Incentive Plan-related expense	31.6	34.0
Total other operating costs and expenses (a)	$473.8	$478.3
(a)Amounts represent total other operating costs and expenses as set forth in our condensed consolidated statements of operations. These amounts differ from significant operating costs and expenses reviewed by our CODM, which represent total other operating costs and expenses excluding share-based compensation and other Employee Incentive Plan-related expense.
Property and Equipment Additions of our Reportable Segments
The property and equipment additions of our reportable segments and corporate operations (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditures, net, amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing, see note 6.

	Three months ended March 31,
	2026	2025
	in millions
Liberty Caribbean	$37.5	$37.5
C&W Panama	15.4	14.7
Liberty Networks	15.2	18.4
Liberty Puerto Rico	19.4	28.6
Liberty Costa Rica	17.0	15.2
Corporate	6.2	5.9
Total property and equipment additions	110.7	120.3
Assets acquired under capital-related vendor financing arrangements	(41.3)	(37.6)
Changes in current liabilities related to capital expenditures and other	29.9	14.0
Total capital expenditures, net	$99.3	$96.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)
Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended March 31,
	2026	2025
	in millions
Puerto Rico	$279.2	$283.5
Panama	175.3	176.2
Costa Rica	158.0	157.9
Jamaica	103.2	105.3
Networks & LatAm (a)	98.6	87.1
The Bahamas	39.7	48.6
Trinidad and Tobago	36.4	37.4
Barbados	42.2	40.9
Other (b)	150.2	146.6
Total	$1,082.8	$1,083.5
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)

	Three months ended March 31, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.3	$30.6	$—	$114.6	$32.2	$—	$—	$291.7
Non-subscription revenue	4.6	0.9	—	6.2	4.4	—	—	16.1
Total residential fixed revenue	118.9	31.5	—	120.8	36.6	—	—	307.8
Residential mobile revenue:
Service revenue	92.2	72.1	—	71.3	79.3	—	—	314.9
Interconnect, inbound roaming, equipment sales and other (b)	17.5	15.0	—	54.5	25.6	3.0	—	115.6
Total residential mobile revenue	109.7	87.1	—	125.8	104.9	3.0	—	430.5
Total residential revenue	228.6	118.6	—	246.6	141.5	3.0	—	738.3
B2B revenue (c)	125.9	56.9	121.2	43.9	16.6	0.5	(26.2)	338.8
Other revenue	—	—	—	5.7	—	—	—	5.7
Total	$354.5	$175.5	$121.2	$296.2	$158.1	$3.5	$(26.2)	$1,082.8
(a)Included in this amount is $23 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $64 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $9 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)

	Three months ended March 31, 2025
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
March 31, 2026
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

	Three months ended March 31, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$11.8	$5.3	$—	$24.4	$9.8	$—	$—	$51.3
Interconnect	14.7	15.4	12.9	18.0	6.0	—	(3.3)	63.7
Equipment	9.7	14.1	0.1	41.8	17.1	—	0.1	82.9
Project-related and other	12.3	13.6	13.5	0.8	—	—	(2.6)	37.6
Total programming and other direct costs of services	48.5	48.4	26.5	85.0	32.9	—	(5.8)	235.5
Personnel and contract labor-related	50.8	19.6	14.6	34.5	9.4	16.7	0.5	146.1
Network-related	32.5	12.4	11.7	8.0	11.0	—	(19.7)	55.9
Service-related	17.1	5.2	4.4	21.9	8.0	5.5	(1.2)	60.9
Commercial	6.5	9.2	0.4	11.4	15.7	—	—	43.2
Facility, provision, franchise and other	35.7	17.0	8.4	44.3	24.6	6.1	—	136.1
Total significant other operating costs and expenses	142.6	63.4	39.5	120.1	68.7	28.3	(20.4)	442.2
Total significant expenses	$191.1	$111.8	$66.0	$205.1	$101.6	$28.3	$(26.2)	$677.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
March 31, 2026
(unaudited)

	Three months ended March 31, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$15.9	$5.3	$—	$27.4	$9.1	$—	$(0.1)	$57.6
Interconnect	14.4	16.9	13.1	20.8	6.3	—	(4.8)	66.7
Equipment	10.3	14.1	0.1	36.9	19.2	—	—	80.6
Project-related and other	10.9	14.5	4.4	0.8	1.2	—	(4.1)	27.7
Total programming and other direct costs of services	51.5	50.8	17.6	85.9	35.8	—	(9.0)	232.6
Personnel and contract labor-related	48.4	18.4	12.5	39.4	8.4	20.1	—	147.2
Network-related	30.0	12.4	12.7	7.1	10.2	—	(18.1)	54.3
Service-related	17.7	4.6	2.7	23.1	6.1	7.3	(1.1)	60.4
Commercial	8.4	8.9	0.9	11.7	15.7	—	—	45.6
Facility, provision, franchise and other	34.6	17.3	6.1	49.7	23.1	6.1	(0.1)	136.8
Total significant other operating costs and expenses	139.1	61.6	34.9	131.0	63.5	33.5	(19.3)	444.3
Total significant expenses	$190.6	$112.4	$52.5	$216.9	$99.3	$33.5	$(28.3)	$676.9

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See the Glossary of defined terms at the beginning of this Quarterly Report on Form 10-Q.
The following discussion and analysis, which should be read in conjunction with our 2025 Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent significant events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of March 31, 2026.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, Item 4. Controls and Procedures and Part II, Item 1. Legal Proceedings may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; the impact of Hurricane Melissa on our business; changes in competitive, regulatory and economic factors; the recovery by our Puerto Rico operations; changes in our revenue, costs, or growth rates; debt levels; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; interest rate risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; the outcome of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2025 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
•the outcome of any pending or threatened litigation, such as the financing transaction litigation described in Part II, Item 1. Legal Proceedings;
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
The communications, entertainment and enterprise solutions sectors are characterized by rapid, constant evolution and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report on Form 10-Q are subject to a significant degree of risk. These forward-looking statements and the above described risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. Readers are cautioned not to place undue reliance on any forward-looking statement.

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
At March 31, 2026, we (i) owned and operated fixed networks that passed 4,748,900 homes and served 3,848,500 RGUs, comprising 1,748,300 broadband internet subscribers, 1,197,100 fixed-line telephony subscribers and 903,100 video subscribers and (ii) served 6,809,100 mobile subscribers.
Hurricane Melissa
In late October 2025, the island of Jamaica was impacted by Hurricane Melissa with significant damage to homes, businesses and infrastructure, particularly in the southwest of the island, and moderate damage in the northwest. The capital city, Kingston, and other urban areas in the east were less impacted. As of March 31, 2026, we still have approximately 50,000 RGUs, which is comprised of 25,000 broadband internet, 19,000 fixed-line telephony, and 6,000 video subscribers, that continue to be offline and are expected to be back online in the near term. This is an improvement of approximately 36,000 RGUs as compared to the approximately 86,000 RGUs that were not receiving service as of December 31, 2025.
As a result of the impact of Hurricane Melissa, we incurred lower revenue during the first quarter of 2026 and expect to incur lower revenue during the remainder of 2026 relative to 2025 pre-hurricane period. This decrease is predominantly due to lower fixed connectivity that has been offline for a period of time together with the impact of subscriber losses. We continue to work hard to restore connectivity, but there can be no guarantee as to the cadence of future reconnections or the pace and magnitude of future revenue recovery. In addition, we expect to continue to incur additional property and equipment additions as we restore damaged networks.
For the first quarter of 2026, Hurricane Melissa had negative impacts to (i) revenue of approximately $12 million and (ii) Adjusted OIBDA of approximately $13 million. These totals exclude a benefit of approximately $6 million of revenue for services rendered to customers immediately following the hurricane that was believed to be uncertain of collection in 2025. Additionally, we incurred incremental property and equipment additions of approximately $12 million as a result of Hurricane Melissa.
Material Changes in Results of Operations
The comparability of our operating results during the three months ended March 31, 2026 and 2025 is affected by FX. As we use the term, “organic” changes exclude FX.
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
Operating Income or Loss
The following table sets forth the organic and non-organic changes in the components of operating income or loss during the three months ended March 31, 2026, as compared to the corresponding period in 2025.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Revenue	$1,082.8	$1,083.5	$(0.7)	$10.2	$(10.9)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	235.5	232.6	2.9	2.2	0.7
Other operating costs and expenses	473.8	478.3	(4.5)	5.0	(9.5)
Depreciation and amortization	217.1	228.8	(11.7)	1.5	(13.2)
Impairment, restructuring and other operating items, net	11.2	15.7	(4.5)	0.1	(4.6)
	937.6	955.4	(17.8)	8.8	(26.6)
Operating income	$145.2	$128.1	$17.1	$1.4	$15.7
As reflected in the table above, there was an increase to our operating income for the three months ended March 31, 2026 as compared with the corresponding period in 2025. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.
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

A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended March 31,
	2026	2025
	in millions
Operating income	$145.2	$128.1
Share-based compensation and other Employee Incentive Plan-related expense	31.6	34.0
Depreciation and amortization	217.1	228.8
Impairment, restructuring and other operating items, net	11.2	15.7
Consolidated Adjusted OIBDA	$405.1	$406.6
The following table sets forth the organic and non-organic changes in Adjusted OIBDA during the three months ended March 31, 2026, as compared to the corresponding period in 2025:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
March 31, 2025	$173.3	$64.6	$57.9	$81.5	$58.9	$(29.6)	$—	$406.6
Organic changes related to:
Revenue	(9.7)	(1.5)	7.8	(2.2)	(7.0)	(0.4)	2.1	(10.9)
Programming and other direct costs	3.1	2.4	(8.3)	0.9	4.3	—	(3.1)	(0.7)
Other operating costs and expenses	(3.4)	(1.8)	(2.6)	10.9	(2.2)	5.2	1.0	7.1
Non-organic changes related to:
FX	0.1	—	0.4	—	2.5	—	—	3.0
March 31, 2026	$163.4	$63.7	$55.2	$91.1	$56.5	$(24.8)	$—	$405.1
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended March 31,
	2026	2025
	%
Liberty Caribbean	46.1	47.6
C&W Panama	36.3	36.5
Liberty Networks	45.5	52.4
Liberty Puerto Rico	30.8	27.3
Liberty Costa Rica	35.7	37.2
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
The following table sets forth the organic and non-organic changes in revenue by reportable segment during the three months ended March 31, 2026, as compared to the corresponding period in 2025.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Liberty Caribbean	$354.5	$363.9	$(9.4)	$0.3	$(9.7)
C&W Panama	175.5	177.0	(1.5)	—	(1.5)
Liberty Networks	121.2	110.4	10.8	3.0	7.8
Liberty Puerto Rico	296.2	298.4	(2.2)	—	(2.2)
Liberty Costa Rica	158.1	158.2	(0.1)	6.9	(7.0)
Corporate	3.5	3.9	(0.4)	—	(0.4)
Intersegment eliminations	(26.2)	(28.3)	2.1	—	2.1
Total	$1,082.8	$1,083.5	$(0.7)	$10.2	$(10.9)
Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.3	$123.5	$(9.2)	(7)
Non-subscription revenue	4.6	5.4	(0.8)	(15)
Total residential fixed revenue	118.9	128.9	(10.0)	(8)
Residential mobile revenue:
Service revenue	92.2	89.0	3.2	4
Interconnect, inbound roaming, equipment sales and other	17.5	21.3	(3.8)	(18)
Total residential mobile revenue	109.7	110.3	(0.6)	(1)
Total residential revenue	228.6	239.2	(10.6)	(4)
B2B revenue	125.9	124.7	1.2	1
Total	$354.5	$363.9	$(9.4)	(3)

The details of the changes in Liberty Caribbean’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below (in millions):

Three-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(8.7)
ARPU	(0.6)
Decrease in residential fixed non-subscription revenue	(0.8)
Total decrease in residential fixed revenue	(10.1)
Increase in residential mobile service revenue (b)	3.2
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(3.8)
Increase in B2B revenue (d)	1.0
Total organic decrease	(9.7)
Impact of FX	0.3
Total	$(9.4)
(a)The decrease is attributable to lower average broadband internet, video and fixed-line telephony RGUs, primarily due to the impact of Hurricane Melissa.
(b)The increase is primarily attributable to the net effect of (i) higher prepaid mobile ARPU, mainly resulting from price increases in Jamaica during the third quarter of 2025 and the first quarter of 2026, (ii) higher average number of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (iii) lower average number of prepaid mobile subscribers mainly driven by prepaid to postpaid migration and churn associated with price increases.
(c)The decrease is primarily due to (i) lower volumes and rates of inbound roaming, and (ii) lower handset sales in several of our markets.
(d)The increase is mainly due to the net effect of (i) a benefit of approximately $6 million of revenue recorded during the first quarter of 2026 for services rendered to customers immediately following Hurricane Melissa that was believed to be uncertain of collection in 2025, and (ii) lower fixed subscription revenue, also related to Hurricane Melissa.
C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$30.6	$29.9	$0.7	2
Non-subscription revenue	0.9	1.3	(0.4)	(31)
Total residential fixed revenue	31.5	31.2	0.3	1
Residential mobile revenue:
Service revenue	72.1	71.2	0.9	1
Interconnect, inbound roaming, equipment sales and other	15.0	15.2	(0.2)	(1)
Total residential mobile revenue	87.1	86.4	0.7	1
Total residential revenue	118.6	117.6	1.0	1
B2B revenue:	56.9	59.4	(2.5)	(4)
Total	$175.5	$177.0	$(1.5)	(1)

The details of the changes in C&W Panama’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.3
ARPU (b)	(1.6)
Decrease in residential fixed non-subscription revenue	(0.4)
Total increase in residential fixed revenue	0.3
Increase in residential mobile service revenue (c)	0.9
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	(0.2)
Decrease in B2B revenue (d)	(2.5)
Total	$(1.5)
(a)The increase is due to the effect of higher average broadband internet and video RGUs.
(b)The decrease is primarily due to lower ARPU from video and fixed-line telephony services.
(c)The increase is primarily attributable to the net effect of (i) higher average number of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, and (ii) a decrease in prepaid mobile ARPU mainly driven by the migration of higher-value customers to postpaid plans.
(d)The decrease is mainly due to a decline in rates during the first quarter of 2026 related to data services provided to government-related agencies.
Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended March 31,		Increase
	2026	2025	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$35.6	$32.9	$2.7	8
Wholesale revenue	85.6	77.5	8.1	10
Total	$121.2	$110.4	$10.8	10
The details of the changes in Liberty Networks’ revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below (in millions):

Three-month comparison
Increase in enterprise revenue	$0.8
Increase in wholesale revenue (a)	7.0
Total organic increase	7.8
Impact of FX	3.0
Total	$10.8
(a)The increase is primarily due to the net effect of (i) higher subsea capacity revenue, (ii) an increase in equipment sales and (iii) lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in the prior periods.

Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.6	$118.0	$(3.4)	(3)
Non-subscription revenue	6.2	5.8	0.4	7
Total residential fixed revenue	120.8	123.8	(3.0)	(2)
Residential mobile revenue:
Service revenue	71.3	79.0	(7.7)	(10)
Interconnect, inbound roaming, equipment sales and other	54.5	45.3	9.2	20
Total residential mobile revenue	125.8	124.3	1.5	1
Total residential revenue	246.6	248.1	(1.5)	(1)
B2B revenue	43.9	43.7	0.2	—
Other revenue	5.7	6.6	(0.9)	(14)
Total	$296.2	$298.4	$(2.2)	(1)
The details of the changes in Liberty Puerto Rico’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(4.6)
ARPU (b)	1.2
Increase in residential fixed non-subscription revenue	0.4
Total decrease in residential fixed revenue	(3.0)
Decrease in residential mobile service revenue (c)	(7.7)
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	9.2
Increase in B2B revenue	0.2
Decrease in other revenue	(0.9)
Total	$(2.2)
(a)The decrease is due to lower average broadband internet and video RGUs.
(b)The increase is primarily due to higher ARPU from broadband internet and video services, mainly due to price increases.
(c)The decrease is primarily due to (i) lower average number of prepaid mobile subscribers, (ii) lower prepaid mobile ARPU, and (iii) lower average number of postpaid mobile subscribers.
(d)The increase is primarily due to (i) higher inbound roaming revenue, mainly driven by higher volume, and (ii) higher handset sales, mainly driven by the fulfillment of 2025 orders during the first quarter of 2026.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$32.2	$33.3	$(1.1)	(3)
Non-subscription revenue	4.4	9.3	(4.9)	(53)
Total residential fixed revenue	36.6	42.6	(6.0)	(14)
Residential mobile revenue:
Service revenue	79.3	71.7	7.6	11
Interconnect, inbound roaming, equipment sales and other	25.6	26.1	(0.5)	(2)
Total residential mobile revenue	104.9	97.8	7.1	7
Total residential revenue	141.5	140.4	1.1	1
B2B revenue	16.6	17.8	(1.2)	(7)
Total	$158.1	$158.2	$(0.1)	—
The details of the changes in Liberty Costa Rica’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below (in millions):

Three-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.5
ARPU (b)	(4.1)
Decrease in residential fixed non-subscription revenue (c)	(5.0)
Total decrease in residential fixed revenue	(7.6)
Increase in residential mobile service revenue (d)	4.1
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (e)	(1.7)
Decrease in B2B revenue (f)	(1.8)
Total organic decrease	(7.0)
Impact of FX	6.9
Total	$(0.1)
(a)The increase is primarily driven by higher average broadband internet and video RGUs.
(b)The decrease is primarily attributable to lower ARPU from video services.
(c)The decrease is primarily due to lower CPE sales from our "buy-to-own" sales model.
(d)The increase is primarily due to the net effect of (i) higher average postpaid mobile subscribers, (ii) lower average prepaid mobile subscribers and (iii) lower prepaid mobile ARPU.
(e)The decrease is primarily attributable to (i) lower equipment sales and (ii) a decline in interconnect revenue, driven by lower local traffic volume.
(f)The decrease is primarily attributable to (i) lower B2B service revenue, predominantly due to churn, and (ii) lower project-related revenue.

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

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$51.3	$57.6	$(6.3)	$0.4	$(6.7)
Interconnect	63.7	66.7	(3.0)	0.6	(3.6)
Equipment	82.9	80.6	2.3	0.8	1.5
Project-related and other	37.6	27.7	9.9	0.4	9.5
Total programming and other direct costs of services	$235.5	$232.6	$2.9	$2.2	$0.7
Liberty Caribbean. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$11.8	$15.9	$(4.1)	$0.1	$(4.2)
Interconnect	14.7	14.4	0.3	—	0.3
Equipment	9.7	10.3	(0.6)	—	(0.6)
Project-related and other	12.3	10.9	1.4	—	1.4
Total programming and other direct costs of services	$48.5	$51.5	$(3.0)	$0.1	$(3.1)
•Programming and copyright: The organic decrease is mainly due to (i) lower video subscribers, including the impact of Hurricane Melissa, and (ii) lower rates resulting from the renegotiation of certain content agreements.
C&W Panama. The following table sets forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended March 31,		Decrease
	2026	2025
	in millions
Programming and copyright	$5.3	$5.3	$—
Interconnect	15.4	16.9	(1.5)
Equipment	14.1	14.1	—
Project-related and other	13.6	14.5	(0.9)
Total programming and other direct costs of services	$48.4	$50.8	$(2.4)
•Interconnect: The decrease is primarily due to lower volumes of traffic.

Liberty Networks. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Interconnect	$12.9	$13.1	$(0.2)	$0.3	$(0.5)
Equipment	0.1	0.1	—	—	—
Project-related and other	13.5	4.4	9.1	0.3	8.8
Total programming and other direct costs of services	$26.5	$17.6	$8.9	$0.6	$8.3
•Project-related and other: The organic increase is mainly due to (i) incremental costs associated with achieving certain milestones related to a subsea cable project and (ii) higher equipment sales.
Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended March 31,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$24.4	$27.4	$(3.0)
Interconnect	18.0	20.8	(2.8)
Equipment	41.8	36.9	4.9
Project-related and other	0.8	0.8	—
Total programming and other direct costs of services	$85.0	$85.9	$(0.9)
•Programming and copyright: The decrease is primarily due to the net effect of (i) lower subscriber counts and customers moving to lower cost product offerings, and (ii) rate increases during the first quarter of 2026.
•Interconnect: The decrease is primarily due to the net impact of (i) a decline in mobile network costs resulting from the expiration of a contract, and (ii) an increase in roaming costs, driven by higher volume.
•Equipment: The increase is primarily due to the net effect of an increase in both handset sales and equipment credits for handset purchases.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$9.8	$9.1	$0.7	$0.4	$0.3
Interconnect	6.0	6.3	(0.3)	0.2	(0.5)
Equipment	17.1	19.2	(2.1)	0.8	(2.9)
Project-related and other	—	1.2	(1.2)	—	(1.2)
Total programming and other direct costs of services	$32.9	$35.8	$(2.9)	$1.4	$(4.3)
•Equipment: The organic decrease is primarily attributable to lower equipment sales.
•Project-related and other: The organic decrease is due to lower costs associated with non-recurring B2B projects.

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
Consolidated. The following table sets forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$146.1	$147.2	$(1.1)	$1.4	$(2.5)
Network-related	55.9	54.3	1.6	0.8	0.8
Service-related	60.9	60.4	0.5	0.5	—
Commercial	43.2	45.6	(2.4)	0.7	(3.1)
Facility, provision, franchise and other	136.1	136.8	(0.7)	1.6	(2.3)
Share-based compensation and other Employee Incentive Plan-related expense	31.6	34.0	(2.4)	—	(2.4)
Total other operating costs and expenses	$473.8	$478.3	$(4.5)	$5.0	$(9.5)
Liberty Caribbean. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$50.8	$48.4	$2.4	$0.1	$2.3
Network-related	32.5	30.0	2.5	—	2.5
Service-related	17.1	17.7	(0.6)	—	(0.6)
Commercial	6.5	8.4	(1.9)	—	(1.9)
Facility, provision, franchise and other	35.7	34.6	1.1	—	1.1
Share-based compensation and other Employee Incentive Plan-related expense	5.2	3.9	1.3	—	1.3
Total other operating costs and expenses	$147.8	$143.0	$4.8	$0.1	$4.7

•Personnel and contract labor-related: The organic increase is primarily due to an increase in salary-related costs.
•Network-related: The organic increase is primarily due to an increase in various costs in Jamaica as a result of on-going recovery efforts related to Hurricane Melissa.
•Commercial: The organic decrease is primarily driven by lower marketing costs.
C&W Panama. The following table sets forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended March 31,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$19.6	$18.4	$1.2
Network-related	12.4	12.4	—
Service-related	5.2	4.6	0.6
Commercial	9.2	8.9	0.3
Facility, provision, franchise and other	17.0	17.3	(0.3)
Share-based compensation and other Employee Incentive Plan-related expense	1.5	2.9	(1.4)
Total other operating costs and expenses	$64.9	$64.5	$0.4
•Personnel and contract labor-related: The organic increase is primarily due to higher performance bonuses.
Liberty Networks. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$14.6	$12.5	$2.1	$1.0	$1.1
Network-related	11.7	12.7	(1.0)	0.4	(1.4)
Service-related	4.4	2.7	1.7	0.1	1.6
Commercial	0.4	0.9	(0.5)	—	(0.5)
Facility, provision, franchise and other	8.4	6.1	2.3	0.5	1.8
Share-based compensation and other Employee Incentive Plan-related expense	1.4	1.4	—	—	—
Total other operating costs and expenses	$40.9	$36.3	$4.6	$2.0	$2.6
•Personnel and contract labor-related: The organic increase is primarily related to (i) higher headcount and (ii) increases in salaries and bonus-related expenses.
•Network-related: The organic decrease is primarily due to lower repairs and maintenance related costs.
•Service-related: The organic increase is primarily due to higher professional services costs.
•Facility, provision, franchise and other: The organic increase is driven by the aggregation of several immaterial amounts.

Liberty Puerto Rico. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended March 31,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$34.5	$39.4	$(4.9)
Network-related	8.0	7.1	0.9
Service-related	21.9	23.1	(1.2)
Commercial	11.4	11.7	(0.3)
Facility, provision, franchise and other	44.3	49.7	(5.4)
Share-based compensation and other Employee Incentive Plan-related expense	1.8	1.6	0.2
Total other operating costs and expenses	$121.9	$132.6	$(10.7)
•Personnel and contract labor-related: The decrease is primarily due to (i) lower salaries, driven by a decrease in headcount resulting from restructuring plans during 2025, and (ii) lower insurance costs.
•Service-related: The decrease is primarily due to the net effect of (i) lower professional services costs due to a transition service agreement that was terminated during the first quarter of 2026, and (ii) higher IT software and hardware costs.
•Facility, provision, franchise and other: The decrease is primarily due to (i) lower bad debt expense, and (ii) lower electricity costs, mainly driven by facility closures.
Liberty Costa Rica. The following table sets forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended March 31,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$9.4	$8.4	$1.0	$0.4	$0.6
Network-related	11.0	10.2	0.8	0.5	0.3
Service-related	8.0	6.1	1.9	0.4	1.5
Commercial	15.7	15.7	—	0.6	(0.6)
Facility, provision, franchise and other	24.6	23.1	1.5	1.1	0.4
Share-based compensation and other Employee Incentive Plan-related expense	0.4	0.5	(0.1)	—	(0.1)
Total other operating costs and expenses	$69.1	$64.0	$5.1	$3.0	$2.1
•Service-related: The organic increase is primarily attributable to (i) higher professional service costs and (ii) higher technology-related expenses, predominantly related to software licenses.

Corporate. The following table sets forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended March 31,		Decrease
	2026	2025
	in millions
Personnel and contract labor-related	$16.7	$20.1	$(3.4)
Service-related	5.5	7.3	(1.8)
Facility, provision, franchise and other	6.1	6.1	—
Share-based compensation and other Employee Incentive Plan-related expense	21.3	23.7	(2.4)
Total other operating costs and expenses	$49.6	$57.2	$(7.6)
•Personnel and contract labor-related: The decrease is primarily due to the net effect of (i) lower headcount and (ii) higher bonus-related expense.
•Service-related: The decrease is primarily due to lower professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense decreased $12 million or 5% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. The decrease is primarily due to certain assets becoming fully depreciated, mainly in Liberty Caribbean.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2026	2025
	in millions
Impairment charges	$1.8	$1.5
Restructuring charges (a)	5.6	9.2
Other operating items, net	3.8	5.0
Total	$11.2	$15.7
(a)The amounts primarily include employee severance and termination costs related to reorganization activities at C&W Panama and Liberty Puerto Rico.
Interest expense
Our interest expense increased $6 million during the three months ended March 31, 2026, as compared to the corresponding period in 2025. The increases are primarily attributable to (i) increases in our average debt balances and weighted-average interest rates and (ii) the accretion of the net present value discount associated with our deferred payment obligation for the LPR Acquisition.
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

	Three months ended March 31,
	2026	2025
	in millions
Interest rate derivative contracts (a)	$11.3	$(51.1)
Foreign currency forward contracts (b)	(9.4)	(3.6)
Weather Derivatives (c)	(9.3)	(8.2)
Total	$(7.4)	$(62.9)
(a)The gains (losses) during the three months ended March 31, 2026 and 2025 are primarily attributable to changes in interest rates.
(b)The losses during the three months ended March 31, 2026 and 2025 are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
(c)Amounts represent the amortization of premiums associated with our Weather Derivatives.
For additional information concerning our derivative instruments, see notes 3 and 5 to our condensed consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures about Market Risk below.
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

	Three months ended March 31,
	2026	2025
	in millions
U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$35.1	$8.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	8.0	(2.8)
Other (b)	2.8	(9.6)
Total	$45.9	$(4.2)
(a)The changes are primarily related to a CRC functional currency entity.
(b)Primarily includes (i) gains on third-party receivables and payables denominated in a currency other than an entity’s functional currency, and (ii) losses upon conversion of foreign currency assets.
Gains or losses on debt extinguishment, net
Our gains or losses on debt extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts, and/or (iii) breakage fees.
We recognized losses on debt extinguishment, net, of $2 million and $14 million during the three months ended March 31, 2026 and 2025, respectively. The net loss during the three months ended March 31, 2026 is associated with the partial repayments of the 2031 LCR Term Loan A and the 2031 LCR Term Loan B. The net loss during the three months ended March 31, 2025 is associated with refinancing activity at C&W.

For additional information concerning our debt repurchases and repayments, see note 9 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax expense of $27 million and $9 million during the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, the income tax expense attributable to our income before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences such as non-deductible expenses, and our estimate of global minimum tax. These detrimental effects were partially offset by the beneficial effects of net changes in uncertain tax positions and permanent differences, such as non-taxable income.
For the three months ended March 31, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, permanent tax differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments, global minimum tax, and net return-to-provision adjustments. These negative impacts to our effective tax rate were partially offset by the beneficial effects of net decreases in valuation allowances, permanent tax differences, such as non-taxable income, and changes to uncertain tax positions.
On July 4, 2025, the OBBBA was enacted. The OBBBA restores, or makes permanent, certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, IRC Section 174 expensing for U.S.-based research, and the EBITDA-based business interest expense limitation under IRC Section 163(j). The effects of the OBBBA have been integrated into our estimated tax calculations with no material impact on total income tax benefit or expense.
For additional information regarding our income taxes, see note 12 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended March 31,
	2026	2025
	in millions
Operating income	$145.2	$128.1
Net non-operating expenses	$(134.7)	$(245.7)
Income tax expense	$(26.7)	$(9.1)
Net loss	$(16.2)	$(126.7)
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
Material Changes in Financial Condition
Sources and Uses of Cash
As of March 31, 2026, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at March 31, 2026. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our consolidated financial statements included in our 2025 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at March 31, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and corporate subsidiaries (a)	$117.1
Borrowing groups (b):
C&W (c)	457.7
Liberty Puerto Rico	86.7
Liberty Costa Rica	19.9
Total borrowing groups	564.3
Total cash and cash equivalents	$681.4
(a)Represents amounts held by Liberty Latin America, on a standalone basis, and its corporate subsidiaries that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(b)     Represents the aggregate amounts held by the applicable borrowing group.
(c)     Includes $78 million and $42 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the three months ended March 31, 2026, the aggregate value of our share repurchases was $16 million. For additional information regarding our Share Repurchase Program, see note 11 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.
Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its corporate subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2026, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At March 31, 2026, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,438 million, including (i) $483 million that is classified as current in our condensed consolidated balance sheet and (ii) $8,052 million maturing beyond the next 12 months. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2026. Included in the outstanding principal amount of our debt at March 31, 2026 is (i) $344 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $249 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at March 31, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.2%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at March 31, 2026 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(0.9)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.5)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.7% at March 31, 2026.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three months ended March 31,
	2026	2025	Change
	in millions
Net cash provided by operating activities	$42.2	$24.6	$17.6
Net cash used by investing activities	(108.3)	(95.0)	(13.3)
Net cash provided (used) by financing activities	(39.1)	3.4	(42.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	(11.8)	13.6
Net decrease in cash, cash equivalents and restricted cash	$(103.4)	$(78.8)	$(24.6)
Operating Activities. The increase in cash provided by operating activities is primarily due to the net effect of (i) an increase resulting from lower working capital-related payments, including lower payments for taxes, and (ii) a decrease due to a decline in cash inflows from derivatives.
Investing Activities. The cash used by investing activities during the three months ended March 31, 2026 and 2025 primarily relates to capital expenditures, net, as further discussed below.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2026	2025
	in millions
Property and equipment additions	$110.7	$120.3
Assets acquired under capital-related vendor financing arrangements	(41.3)	(37.6)
Changes in current liabilities related to capital expenditures and other	29.9	14.0
Capital expenditures, net	$99.3	$96.7
The decrease in our property and equipment additions during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to a decrease in capacity-related additions. During the three months ended March 31, 2026 and 2025, our property and equipment additions represented 10.2% and 11.1% of revenue, respectively.
Financing Activities. During the three months ended March 31, 2026, we generated $39 million in cash from financing activities, primarily due to (i) $53 million in payments related to the LCR NCI Transaction, (ii) $35 million in net debt borrowings, (iii) $14 million in repurchases of Liberty Latin America Shares, and (iv) $8 million in payments for financing costs and debt redemption premiums. During the three months ended March 31, 2025, we received $3 million in cash for financing activities, primarily due to (i) $62 million in net debt borrowings, (ii) $24 million in payments for financing costs and debt redemption premiums and (iii) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2026 and 2025, see note 5 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 11 to our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K.
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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2026	December 31, 2025
Spot rates:
CRC	465.12	497.47
JMD	157.45	159.08

	Three months ended March 31,
	2026	2025
Average rates:
CRC	483.00	504.92
JMD	156.38	156.51
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At March 31, 2026, we paid a fixed or capped rate of interest on 87% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 3 and 5 to our condensed consolidated financial statements.

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at March 31, 2026, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $111 million ($119 million).
Liberty Costa Rica Foreign Currency Forward Contracts
Holding all other factors constant, at March 31, 2026, an instantaneous increase (decrease) of 10% in the value of the Costa Rica Colon relative to U.S. dollar would have increased (decreased) the aggregate fair value of the Liberty Costa Rica forward derivative contracts by approximately $19 million ($19 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(28.0)	$(19.1)	$(9.7)	$4.9	$4.9	$6.3	$(40.7)
Other (b)	15.0	4.4	—	—	—	—	19.4
Total	$(13.0)	$(14.7)	$(9.7)	$4.9	$4.9	$6.3	$(21.3)
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
As disclosed in our 2025 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of March 31, 2026.
Management’s Remediation Plans
Management, with oversight from the Audit Committee of the Board of Directors, is continuing to implement the remediation plans as disclosed in our 2025 Form 10-K. We believe that these actions and the improvements we expect to achieve, when fully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses identified.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•completed the implementation of an audit, risk, and compliance reporting platform. This platform will be used as a centralized repository to support the tracking and reporting of our progress on control design, testing and deficiency remediation; and
•reorganized our internal controls and internal audit functions to create synergies over the risk assessment, control design support and control testing within the company.

PART II - OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
Financing Transaction Litigation. On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.
Other Litigation. From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 14 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
Our Directors have approved the Share Repurchase Program, which authorize us to repurchase up to a specified dollar value of our Class A common shares and/or Class C common shares through specified dates via open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2026 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2026 through January 31, 2026:
Class A	—	$—	—	(b)
Class C	—	$—	—
February 1, 2026 through February 28, 2026:
Class A	—	$—	—	(b)
Class C	—	$—	—
March 1, 2026 through March 31, 2026:
Class A	0.78	$8.22	0.78	(b)
Class C	1.18	$8.35	1.18
Total - January 1, 2026 through March 31, 2026:
Class A	0.78	$8.22	0.78	(b)
Class C	1.18	$8.35	1.18
(a)Average price paid per share includes direct acquisition costs.
(b)At March 31, 2026, the remaining amount authorized for repurchases under the Share Repurchase Program was $184 million.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Exchange Agreement between the Registrant and Balan Nair, dated March 27, 2026.*
10.2
LiLAC Communications 2, Inc. Deferred Compensation Plan (Effective May 1, 2018; Restated Effective as of January 1, 2026) (incorporated by reference to Exhibit 10.22 to Liberty Latin America's Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 18, 2026 (File No. 001-38335)).+

31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial Officer).*
32	Section 1350 Certifications.**
101.SCH	XBRL Inline Taxonomy Extension Schema Document.*
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith
+    This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LATIN AMERICA LTD.

Dated:	May 7, 2026	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	May 7, 2026	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer