Form 10-Q
period 2026-06-30
Liberty Latin America Ltd.
filed 2026-08-05
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38335
Liberty Latin America Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1386359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Church Street,
Hamilton	HM 11
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-5950 or (303) 925-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Shares, par value $0.01 per share	LILA	The NASDAQ Stock Market LLC
Class C Common Shares, par value $0.01 per share	LILAK	The NASDAQ Stock Market LLC
9.0% Fixed Rate Cumulative Perpetual Redeemable Series A Preference Shares	LILAP	The NASDAQ Stock Market LLC
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
The number of outstanding common shares of Liberty Latin America Ltd. as of July 31, 2026 was: 36.9 million Class A; 2.5 million Class B; and 156.5 million Class C.

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

2025 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2025
2027 C&W RCF	$156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR (repaid in full and terminated in 2026)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	$460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2030 LPR Credit Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the (i) 2030 LPR Term Loan 1 and (ii) 2030 LPR Term Loan 2
2030 LPR Joinder and Amendment Agreement	Additional Facility Joinder and Amendment Agreement to the 2030 LPR Credit Agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the 2030 LPR Term Loan 2
2030 LPR RCF Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the 2030 LPR Revolving Credit Facility
2030 LPR Revolving Credit Facility	$140 million Term SOFR + 4.25% senior secured revolving credit facility due September 23, 2030 of the LPR Unrestricted Subsidiary Borrowers
2030 LPR Term Loan 1	$260 million principal amount 12.0% senior secured term loan due September 23, 2030 borrowed by the LPR Unrestricted Subsidiary Borrowers
2030 LPR Term Loan 2	$200 million principal amount 12.0% senior secured term loan facility due September 23, 2030, consisting of a $150 million principal amount initial term loan (drawn down as of June 30, 2026) and a $50 million principal amount delayed draw term loan (undrawn as of June 30, 2026), borrowed by the LPR Unrestricted Subsidiary Borrowers
2031 LCR Term Loan A	$45 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$360 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
2033 LCR Term Loan A	$65 million principal amount Term SOFR + 3.50% term loan due August 14, 2033 borrowed by Liberty Telecomunicaciones

GLOSSARY OF DEFINED TERMS – (Continued)

Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
América Móvil	América Móvil S.A.B. de C.V.
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
Board	Liberty Latin America Board of Directors
C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising the: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising the: (i) 2033 C&W Senior Notes and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited, Columbus Communications Jamaica Limited and Sable International Finance Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W that comprises two tranches: (i) 2027 C&W RCF; and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1.5 billion principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1.5 billion principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of the: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 of CWP
Directors	Members of Liberty Latin America’s Board
DTH	Direct-to-home

GLOSSARY OF DEFINED TERMS – (Continued)

EchoStar	EchoStar Corporation (formerly DISH Network)
Employee Incentive Plan	Liberty Latin America Ltd. 2018 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America’s Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
IT	Information technology
JMD	Jamaican Dollar
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Telecomunicaciones comprised of the: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; (iii) 2033 LCR Term Loan A; and (iv) LCR Revolving Credit Facility
LCR NCI Transaction	Agreement signed in August 2024 whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest of Liberty Telecomunicaciones.
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Telecomunicaciones
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries (includes a 96%-owned entity in the USVI)
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones and its subsidiaries
Liberty Latin America Common Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and its subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., previously a subsidiary of LBT CT Communications, S.A., was merged into Liberty Telecomunicaciones on April 1, 2025
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 88.5%-owned subsidiary in Costa Rica, and its subsidiary
LMPR	Liberty Mobile Puerto Rico Inc., a wholly-owned subsidiary, which, together with its subsidiaries, represents the mobile operating business of Liberty PR in Puerto Rico
LPR Acquisition	September 3, 2024 acquisition of EchoStar's spectrum assets in Puerto Rico and USVI and prepaid mobile subscribers in those markets
LPR Credit Facilities	Senior secured credit facilities of the LPR Unrestricted Subsidiary Borrowers comprising the: (i) 2030 LPR Term Loan 1, (ii) 2030 LPR Term Loan 2 and (iii) 2030 LPR Revolving Credit Facility

GLOSSARY OF DEFINED TERMS – (Continued)

LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising the: (i) 2029 LPR Senior Secured Notes and (ii) 2027 LPR Senior Secured Notes
LPR Unrestricted Subsidiary Borrowers	Collectively, Emerald Wave 3 LLC, Emerald Mobile Network 2 LLC and Emerald Network 3 LLC, each an indirect wholly owned subsidiary of Liberty Communications PR
LPR Unrestricted Subsidiary Guarantors	Entities party to the 2030 LPR Credit Agreement as guarantors of the obligations of the LPR Unrestricted Subsidiary Borrowers thereunder, each of which guarantees, on a senior secured basis, the obligations under the 2030 LPR Credit Agreement and grants security interests in substantially all of its assets, including, among other things, fixed network assets and spectrum.
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
Millicom	Millicom International Cellular S.A.
NTIA	National Telecommunications and Information Administration
OBBBA	The One Big Beautiful Bill Act
OFAC	Office of Foreign Assets Control
Preference Share Designation	Document governing the terms, including the rights and preferences, of the Series A Preference Shares
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Series A Preference Shares	9.0% fixed rate cumulative perpetual redeemable Series A preference shares of Liberty Latin America
Share Repurchase Program	Program approved by our Directors that authorizes us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
SUTEL	Costa Rican Telecommunications Superintendence
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct over the next 4 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
Unrestricted Subsidiaries	A group of entities consisting of the LPR Unrestricted Subsidiary Borrowers and the LPR Unrestricted Subsidiary Guarantors that, pursuant to the terms governing the LPR Senior Secured Notes and LPR Credit Facilities, have been designated as and are considered “Unrestricted Subsidiaries”.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
XCD	Eastern Caribbean Dollar
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$714.1	$783.9
Trade receivables, net	674.7	653.6
Prepaid expenses	110.8	79.8
Current notes receivable, net	153.4	133.0
Current contract assets	114.1	124.0
Other current assets, net	501.7	471.9
Total current assets	2,268.8	2,246.2

Goodwill	3,062.4	3,007.5
Property and equipment, net	3,779.7	3,847.8
Intangible assets not subject to amortization	1,319.3	1,319.3
Intangible assets subject to amortization, net	331.1	361.0
Other assets, net	1,464.3	1,444.1
Total assets	$12,225.6	$12,225.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	June 30, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$321.7	$384.6
Current portion of deferred revenue	125.9	127.4
Current portion of debt and finance lease obligations	422.4	408.8
Accrued interest	149.3	150.1
Accrued payroll and employee benefits	84.6	102.4
Current portion of operating lease liabilities	96.0	95.0
Other accrued and current liabilities	713.9	709.6
Total current liabilities	1,913.8	1,977.9

Long-term debt and finance lease obligations	8,026.1	7,870.4
Deferred tax liabilities	404.8	411.6
Deferred revenue	97.8	81.9
Other long-term liabilities	789.9	820.6
Total liabilities	11,232.4	11,162.4

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A common shares, $0.01 par value; 500.0 million shares authorized; 55.8 million and 37.3 million shares issued and outstanding, respectively, at June 30, 2026; 54.7 million and 38.9 million shares issued and outstanding, respectively, at December 31, 2025	0.6	0.5
Class B common shares, $0.01 par value; 50.0 million shares authorized; 2.5 million shares issued and outstanding at June 30, 2026; 2.4 million shares issued and outstanding at December 31, 2025	—	—
Class C common shares, $0.01 par value; 500.0 million shares authorized; 198.8 million and 159.9 million shares issued and outstanding, respectively, at June 30, 2026; 195.2 million and 158.7 million shares issued and outstanding, respectively, at December 31, 2025	2.0	2.0
Series A Preference Shares; $0.01 par value; 21.0 million shares authorized; 20.1 million shares issued and outstanding at June 30, 2026 and nil shares issued and outstanding at December 31, 2025; liquidation value of $505.3 million at June 30, 2026	0.2	—
Undesignated preference shares, $0.01 par value; 29.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 57.4 million and 52.4 million shares, respectively	(476.9)	(448.9)
Additional paid-in capital	5,350.7	5,368.9
Accumulated deficit	(4,289.0)	(4,242.3)
Accumulated other comprehensive loss, net of taxes	(59.5)	(124.6)
Total Liberty Latin America shareholders	528.1	555.6
Noncontrolling interests	465.1	507.9
Total equity	993.2	1,063.5
Total liabilities and equity	$12,225.6	$12,225.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions, except per share amounts
Revenue	$1,102.6	$1,086.7	$2,185.4	$2,170.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	229.0	232.4	464.5	465.0
Other operating costs and expenses	450.4	452.6	924.2	930.9
Depreciation and amortization	226.1	217.5	443.2	446.3
Impairment, restructuring and other operating items, net	15.9	517.2	27.1	532.9
	921.4	1,419.7	1,859.0	2,375.1
Operating income (loss)	181.2	(333.0)	326.4	(204.9)
Non-operating expense:
Interest expense	(167.9)	(165.4)	(332.1)	(323.7)
Realized and unrealized gains (losses) on derivative instruments, net	12.7	(24.7)	5.3	(87.6)
Foreign currency transaction gains (losses), net	9.1	(33.0)	55.0	(37.2)
Losses on debt extinguishments, net	—	—	(2.3)	(14.4)
Other expense, net	(11.1)	(14.7)	(17.8)	(20.6)
	(157.2)	(237.8)	(291.9)	(483.5)
Earnings (loss) before income taxes	24.0	(570.8)	34.5	(688.4)
Income tax benefit (expense)	(34.6)	155.7	(61.3)	146.6
Net loss	(10.6)	(415.1)	(26.8)	(541.8)
Net earnings attributable to noncontrolling interests	(13.4)	(8.2)	(19.9)	(17.9)
Net loss attributable to Liberty Latin America shareholders	$(24.0)	$(423.3)	$(46.7)	$(559.7)

Basic and diluted net loss per share attributable to Liberty Latin America common shareholders	$(0.13)	$(2.12)	$(0.24)	$(2.82)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Net loss	$(10.6)	$(415.1)	$(26.8)	$(541.8)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	23.6	1.2	66.0	16.4
Reclassification adjustments included in net loss	1.6	0.8	2.1	1.2
Pension-related adjustments and other, net	(1.3)	2.3	(3.7)	1.5
Other comprehensive earnings	23.9	4.3	64.4	19.1
Comprehensive earnings (loss)	13.3	(410.8)	37.6	(522.7)
Comprehensive earnings attributable to noncontrolling interests	(13.3)	(9.7)	(19.2)	(19.9)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$—	$(420.5)	$18.4	$(542.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders									Non-controlling interests	Total equity
	Common shares			Treasury Stock	Series A Preference Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at April 1, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,338.5	$(3,767.5)	$(139.9)	$989.4	$503.9	$1,493.3
Net earnings (loss)	—	—	—	—	—	—	(423.3)	—	(423.3)	8.2	(415.1)
Other comprehensive earnings	—	—	—	—	—	—	—	2.8	2.8	1.5	4.3
Share-based compensation	—	—	—	—	—	7.1	—	—	7.1	—	7.1
Balance at June 30, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,345.6	$(4,190.8)	$(137.1)	$576.0	$513.6	$1,089.6

Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,315.6	$(3,631.1)	$(154.2)	$1,088.6	$505.0	$1,593.6
Net earnings (loss)	—	—	—	—	—	—	(559.7)	—	(559.7)	17.9	(541.8)
Other comprehensive earnings	—	—	—	—	—	—	—	17.1	17.1	2.0	19.1
Noncash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	—	30.0	—	—	30.0	—	30.0
Other	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,345.6	$(4,190.8)	$(137.1)	$576.0	$513.6	$1,089.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders									Non-controlling interests	Total equity
	Common shares			Treasury Stock	Series A Preference Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at April 1, 2026	$0.6	$—	$2.0	$(465.3)	$—	$5,351.8	$(4,265.0)	$(83.5)	$540.6	$477.3	$1,017.9
Net earnings (loss)	—	—	—	—	—	—	(24.0)	—	(24.0)	13.4	(10.6)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	24.0	24.0	(0.1)	23.9
Share-based compensation	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Repurchase of Liberty Latin America common shares	—	—	—	(11.6)	—	—	—	—	(11.6)	—	(11.6)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(25.5)	(25.5)
Issuance of Series A Preference Shares	—	—	—	—	0.2	(0.2)	—	—	—	—	—
Other	—	—	—	—	—	(1.3)	—	—	(1.3)	$—	(1.3)
Balance at June 30, 2026	$0.6	$—	$2.0	$(476.9)	$0.2	$5,350.7	$(4,289.0)	$(59.5)	$528.1	$465.1	$993.2

Balance at January 1, 2026	$0.5	$—	$2.0	$(448.9)	$—	$5,368.9	$(4,242.3)	$(124.6)	$555.6	$507.9	$1,063.5
Net earnings (loss)	—	—	—	—	—	—	(46.7)	—	(46.7)	19.9	(26.8)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	65.1	65.1	(0.7)	64.4
Share-based compensation	0.1	—	—	—	—	31.1	—	—	31.2	—	31.2
Repurchase of Liberty Latin America common shares	—	—	—	(28.0)	—	—	—	—	(28.0)	—	(28.0)
Cash and non-cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(25.5)	(25.5)
Payment related to the LCR NCI Transaction	—	—	—	—	—	(47.8)	—	—	(47.8)	(36.5)	(84.3)
Issuance of Series A Preference Shares	—	—	—	—	0.2	(0.2)	—	—	—	—	—
Other	—	—	—	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Balance at June 30, 2026	$0.6	$—	$2.0	$(476.9)	$0.2	$5,350.7	$(4,289.0)	$(59.5)	$528.1	$465.1	$993.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2026	2025
	in millions
Cash flows from operating activities:
Net loss	$(26.8)	$(541.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	31.6	36.7
Depreciation and amortization	443.2	446.3
Impairments and other non-cash activity, net	15.8	514.4
Amortization of debt financing costs, premiums and discounts, net	15.7	14.6
Realized and unrealized losses (gains) on derivative instruments, net	(5.3)	87.6
Foreign currency transaction losses (gains), net	(55.0)	37.2
Losses on debt extinguishments, net	2.3	14.4
Deferred income tax benefit	(4.4)	(205.9)
Changes in operating assets and liabilities, net of the effect of an acquisition	(158.1)	(237.7)
Net cash provided by operating activities	259.0	165.8

Cash flows from investing activities:
Capital expenditures, net	(220.1)	(236.0)
Other investing activities, net	(16.3)	(10.9)
Net cash used by investing activities	$(236.4)	$(246.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Six months ended June 30,
	2026	2025
	in millions
Cash flows from financing activities:
Borrowings of debt	$493.0	$1,219.1
Payments of principal amounts of debt and finance lease obligations	(415.3)	(1,191.3)
Repurchase of Liberty Latin America common shares	(26.4)	—
Distributions to noncontrolling interest owners	(24.8)	(29.1)
Payment related to the LCR NCI Transaction	(52.7)	—
Payment of financing costs and debt redemption premiums	(41.0)	(26.2)
Other financing activities, net	(7.1)	(4.7)
Net cash used by financing activities	(74.3)	(32.2)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	(26.2)

Net decrease in cash, cash equivalents and restricted cash	(52.6)	(139.5)

Cash, cash equivalents and restricted cash:
Beginning of period	800.0	670.3
End of period	$747.4	$530.8

Cash paid for interest	$310.4	$293.6
Net cash paid for taxes	$60.8	$80.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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
Unless otherwise indicated, ownership percentages are calculated as of June 30, 2026.
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
(2)    Accounting Changes and Recent Accounting Pronouncements
Recent Accounting Pronouncements
ASU 2024-03
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires more detailed disclosure in the notes to the financial statements about the types of expenses in commonly presented expense captions. In each annual and interim reporting period, entities are required to (i) disclose the amounts of (a) purchases of

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each expense line item within continuing operations that is presented on the statement of operations, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in each expense line item within continuing operations that are not separately quantified and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted, as clarified in ASU 2025-01. We are currently evaluating the impact this standard will have on our consolidated financial statements.
ASU 2025-05
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduces a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets. Entities electing the practical expedient can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities must disclose whether they have elected to use the practical expedient and, if so, whether they have also applied the accounting policy election. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. This standard did not have a material impact on our consolidated financial statements.
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
June 30, 2026
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three and six months ended June 30, 2026, we did not perform any such non-recurring valuations. During the three and six months ended June 30, 2025, we performed non-recurring valuations in connection with certain impairment assessments at Liberty Puerto Rico, as further discussed below.
Spectrum License Intangible Assets
During the second quarter of 2025, and in response to the cumulative impact of challenges stemming from the migration of customers acquired from AT&T to Liberty Puerto Rico’s mobile network and other various network challenges that impacted these mobile customers, including a slower than expected recovery, we concluded that a trigger event occurred, requiring an assessment of the fair value of our spectrum license intangible asset at Liberty Puerto Rico.
We used a market approach for purposes of the quantitative impairment assessment to value our owned spectrum license intangible assets at Liberty Puerto Rico using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. Based on this valuation, the fair value of the owned spectrum assets at Liberty Puerto Rico was less than the respective carrying value, and as a result, we recorded an impairment loss of $494 million during the second quarter of 2025. The impairment is reflected in impairment, restructuring and other operating items, net, in the condensed consolidated statements of operations, the carrying value of which was $777 million after the impairment loss. The impairment loss was driven by the lower fair value, primarily attributed to challenges related to the operationalization of this spectrum.
(4)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Six months ended June 30,
	2026	2025
	in millions
Balance at beginning of period	$173.0	$157.2
Provision for expected losses, net	37.0	49.5
Write-offs, net of recoveries	(102.0)	(45.2)
Foreign currency translation adjustments	2.8	0.5
Balance at end of period	$110.8	$162.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2026			December 31, 2025
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets – Interest rate derivative contracts (b)	$41.9	$22.7	$64.6	$44.2	$28.2	$72.4

Liabilities (b):
Interest rate derivative contracts	$7.1	$26.2	$33.3	$7.2	$46.8	$54.0
Foreign currency forward contracts	13.7	4.0	17.7	5.1	—	5.1
Total	$20.8	$30.2	$51.0	$12.3	$46.8	$59.1
(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, net, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, in our condensed consolidated balance sheets.
(b)We consider credit risk relating to our nonperformance and the nonperformance of our counterparties in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups and are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.
The derivative assets set forth in the table above exclude our Weather Derivatives as they are not accounted for at fair value. The premium payments associated with our Weather Derivatives are included in other current assets, net, in our condensed consolidated balance sheets.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Interest rate derivative contracts	$25.8	$(16.8)	$37.1	$(67.9)
Foreign currency forward contracts	(4.5)	0.1	(13.9)	(3.5)
Weather Derivatives	(8.6)	(8.0)	(17.9)	(16.2)
Total	$12.7	$(24.7)	$5.3	$(87.6)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended June 30,
	2026	2025
	in millions
Operating activities	$9.9	$13.0
Investing activities	(2.1)	(0.9)
Total	$7.8	$12.1
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At June 30, 2026, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $31 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At June 30, 2026, our C&W borrowing group had an outstanding notional amount of $3,630 million due from our counterparties under interest rate swap contracts, which includes forward-starting derivative instruments, certain interest rate swap contracts with an embedded floor of 0%, and certain interest rate swap contracts where the counterparty has the right to cancel at a certain date in the future, and the related weighted average remaining contractual life was 4.6 years.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At June 30, 2026, our C&W borrowing group had an outstanding notional amount of $590 million due from our counterparties under basis swap contracts, and the related weighted average remaining contractual life was 15 days.
Foreign Currency Forward Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At June 30, 2026, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $209 million and CRC 105 billion, respectively, with a weighted average remaining contractual life of 0.7 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
(6)    Long-lived Assets
Impairment
During the second quarter of 2025, we recorded an impairment of $494 million on the spectrum license intangible assets at Liberty Puerto Rico. See further details of our intangible assets not subject to amortization below. For additional information regarding the fair value method and related assumptions used in our impairment assessments, see note 3.
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2026	$1,207.9	$617.1	$669.3	$513.2	$3,007.5
Foreign currency translation adjustments	2.7	—	3.1	49.1	54.9
June 30, 2026	$1,210.6	$617.1	$672.4	$562.3	$3,062.4
Our accumulated goodwill impairments were $3,300 million at each of June 30, 2026 and December 31, 2025.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2026	December 31, 2025
	in millions
Distribution systems	$5,244.6	$5,280.3
Support equipment and buildings	1,362.0	1,403.2
CPE	1,012.5	965.4
	7,619.1	7,648.9
Accumulated depreciation	(4,159.9)	(4,105.2)
Total depreciable assets	3,459.2	3,543.7
CIP and land	320.5	304.1
Total property and equipment, net	$3,779.7	$3,847.8
During the six months ended June 30, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating to $93 million and $55 million, respectively.
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	June 30, 2026	December 31, 2025
	in millions
Spectrum licenses	$777.5	$777.5
Cable television franchise rights and other	541.8	541.8
Total	$1,319.3	$1,319.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	June 30, 2026	December 31, 2025
	in millions
Customer relationships	$527.8	$616.4
Licenses and other	309.5	299.9
	837.3	916.3
Accumulated amortization	(506.2)	(555.3)
Total	$331.1	$361.0
(7)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of June 30, 2026, our investment in WOW, including shares and certain loans, totaled $87 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three and six months ended June 30, 2026 and 2025 were not material to the consolidated financial statements.
During July 2026, we entered into an agreement to sell our minority interest in WOW, with the transaction expected to be finalized within the next 12 months, subject to regulatory approval.
(8)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Operating lease expense:
Operating lease cost	$37.2	$34.3	$72.8	$66.8
Short-term lease cost	4.6	5.6	9.4	11.4
Total operating lease expense	$41.8	$39.9	$82.2	$78.2
Our operating lease expense is included in facility, provision, franchise and other expense, in other operating costs and expenses, in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	June 30, 2026	December 31, 2025
	in millions
Operating lease right-of-use assets	$474.0	$470.4
Operating lease liabilities:
Current	$96.0	$95.0
Long-term	415.9	423.6
Total operating lease liabilities	$511.9	$518.6

Weighted-average remaining lease term	6.5 years	6.6 years

Weighted-average discount rate	9.0%	8.6%

	Six months ended June 30,
	2026	2025
	in millions
Operating cash outflows related to operating leases	$75.8	$72.0
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$36.4	$24.8
(a)Represents non-cash transactions associated with operating leases entered into during the period.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of June 30, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on June 30, 2026 exchange rates.

Years ending December 31:
2026 (remainder of year)	$70.2
2027	125.6
2028	113.8
2029	98.3
2030	80.4
Thereafter	207.6
Total operating lease liabilities on an undiscounted basis	695.9
Present value discount	(184.0)
Present value of operating lease liabilities	$511.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2026			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

		in millions
C&W Notes	7.93%	—	$—	$1,757.1	$1,793.8	$1,755.0	$1,755.0
C&W Credit Facilities (d)	6.46%	(e)	654.3	2,534.8	2,603.7	2,615.8	2,646.2
LPR Senior Secured Notes	6.08%	—	—	1,120.0	1,285.5	1,981.0	1,981.0
2028 LPR Term Loan	7.66%	—	—	351.1	400.7	620.0	620.0
LPR Credit Facilities	12.00%	190.0	190.0	400.0	200.0	410.0	208.0
2027 LPR Revolving Credit Facility	—%	—	—	—	31.1	—	56.5
LCR Credit Facilities	10.16%	20.0	20.0	527.5	538.0	510.0	515.0
Vendor financing, Tower Transactions and other (f) (g)	8.47%	—	—	635.7	568.1	635.7	568.1
Total debt before premiums, discounts and deferred financing costs	7.40%		$864.3	$7,326.2	$7,420.9	$8,527.5	$8,349.8
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	June 30, 2026	December 31, 2025
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,527.5	$8,349.8
Premiums, discounts and deferred financing costs, net	(85.9)	(79.3)
Total carrying amount of debt	8,441.6	8,270.5
Finance lease obligations	6.9	8.7
Total debt and finance lease obligations	8,448.5	8,279.2
Less: Current maturities of debt and finance lease obligations	(422.4)	(408.8)
Long-term debt and finance lease obligations	$8,026.1	$7,870.4
(a)Represents the weighted average interest rate in effect at June 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2026, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the June 30, 2026 compliance reporting requirements. At June 30, 2026, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
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
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets. During the six months ended June 30, 2026 and 2025, we received proceeds of $2 million and nil, respectively, related to the Tower Transactions, which are included in borrowings of debt in our condensed consolidated statements of cash flows.
(g)Includes $381 million and $306 million at June 30, 2026 and December 31, 2025, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that are generally due over the term of the related license, and include VAT that was paid on our behalf by the vendor. Our operating expenses were $129 million and $81 million for the six months ended June 30, 2026 and 2025, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
2030 LPR RCF Agreement
On May 15, 2026, the Unrestricted Subsidiaries entered into the 2030 LPR RCF Agreement, which provided for a $155 million senior secured revolving credit facility with a final maturity date of September 23, 2030. Interest thereunder accrues on drawn amounts at a rate equal to Term SOFR plus 4.25%, subject to certain adjustments, and is payable on the last date of each interest period as selected for the relevant borrowing. The borrowers and the guarantors under the 2030 LPR RCF Agreement are the same as those under the 2030 LPR Credit Agreement, and the lenders under the 2030 LPR RCF Agreement share on a pari passu basis in substantially the same security granted in favor of the lenders under the 2030 LPR Credit Agreement. Also on May 15, 2026, the Unrestricted Subsidiaries borrowed $86 million under the 2030 LPR Revolving Credit Facility, the proceeds of which were used to fund an intercompany loan to LMPR. The proceeds of the intercompany loan were applied to repay in full all the then outstanding balances due under the 2027 LPR Revolving Credit Facility, subsequent to which the 2027 LPR Revolving Credit Facility was terminated.
2030 LPR Joinder and Amendment Agreement
On May 28, 2026, the Unrestricted Subsidiaries entered into the 2030 LPR Joinder and Amendment Agreement that provides for the new 2030 LPR Term Loan 2 under the existing 2030 LPR Credit Agreement, of which $150 million has been drawn and $50 million will be available over the next 12 months. The 2030 LPR Term Loan 2 has a maturity date of September 23, 2030 and a fixed interest rate of 12.0% per annum. Loans made under the 2030 LPR Joinder and Amendment Agreement may be repaid at the option of the LPR Unrestricted Subsidiary Borrowers at any time, in whole or in part, subject to payment of the following prepayment fees: (i) on or prior to the six month anniversary of the May 28, 2026 closing date, 0.00%; (ii) after the six month anniversary of the closing date and on or prior to the first anniversary of the closing date, 5.00%; (iii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date, 7.50%; (iv) after the second anniversary of the closing date and on or prior to the third anniversary of the closing date, 5.00%; (v) after the third anniversary of the closing date and on or prior to the fourth anniversary of the closing date, 2.50%; and (vi) thereafter, 0.00%.
In connection with the 2030 LPR Joinder and Amendment Agreement, certain prepayment fee amounts and the interest rate applicable to the 2030 LPR Term Loan 1 have been amended to align with those applicable to the 2030 LPR Term Loan 2. The $150 million of proceeds drawn under the 2030 LPR Term Loan 2 on May 28, 2026 were used to fund intercompany loans to

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
LMPR and LCPR. LMPR used a portion of the proceeds to repay the intercompany loan made to it on May 15, 2026. In turn, the LPR Unrestricted Subsidiary Borrowers repaid the $86 million borrowed on the 2030 LPR Revolving Credit Facility, as described above. Further, in accordance with the terms of the 2030 LPR RCF Agreement, the amount of the 2030 LPR Revolving Credit Facility was permanently reduced from $155 million to $140 million.
Financing Activity
During the six months ended June 30, 2026 and 2025, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions
2026	C&W	2027 C&W RCF	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$3.8	$—
2026	C&W	2029 C&W RCF	N/A	April 15, 2029	Term SOFR + 3.25%	$11.2	$—
2026	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$29.7	$—
2026	Liberty Puerto Rico	2030 LPR Revolving Credit Facility	N/A	September 23, 2030	Term SOFR + 4.25%	$86.2	$10.0
2026	Liberty Puerto Rico	2030 LPR Term Loan 1	96%	September 23, 2030	12.00%	$50.0	$—
2026	Liberty Puerto Rico	2030 LPR Term Loan 2	100%	September 23, 2030	12.00%	$150.0	$—
2026	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$40.0	$—
2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$82.9	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$141.1	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$110.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$35.0	$—
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
During the six months ended June 30, 2026 and 2025, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Principal amount redeemed	Non-cash component
				in millions
2026	C&W	2027 C&W RCF (a)	100%	$3.8	$—
2026	C&W	2029 C&W RCF (a)	100%	$11.2	$—
2026	C&W	C&W Regional Facilities	100%	$30.5	$—
2026	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	100%	$86.2	$—
2026	Liberty Puerto Rico	2030 LPR Revolving Credit Facility	100%	$86.2	$10.0
2026	Liberty Costa Rica	2031 LCR Term Loan A	100%	$5.0	$—
2026	Liberty Costa Rica	2031 LCR Term Loan B	103%	$40.0	$—
2025	C&W	2027 C&W RCF (a)	100%	$51.5	$—
2025	C&W	2029 C&W RCF (a)	100%	$107.5	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	C&W	C&W Regional Facilities	100%	$30.5	$—
2025	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	100%	$103.6	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.
Maturities of Debt
Maturities of our debt as of June 30, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents based on June 30, 2026 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2026 (remainder of year)	$195.9	$6.0	$40.0	$0.6	$242.5
2027	180.4	1,163.8	—	0.7	1,344.9
2028	492.6	621.6	—	—	1,114.2
2029	595.0	820.7	—	—	1,415.7
2030	5.7	410.8	—	—	416.5
Thereafter	3,485.7	38.0	470.0	—	3,993.7
Total debt maturities	4,955.3	3,060.9	510.0	1.3	8,527.5
Premiums, discounts and deferred financing costs, net	(39.4)	(36.3)	(10.2)	—	(85.9)
Total debt	$4,915.9	$3,024.6	$499.8	$1.3	$8,441.6
Current portion	$370.5	$7.8	$40.0	$1.3	$419.6
Long-term portion	$4,545.4	$3,016.8	$459.8	$—	$8,022.0
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
(10)    Unfulfilled Performance Obligations
We enter into certain long-term (i) capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time and (ii) contracts with customers related to the construction of subsea cable systems where we recognize revenue over time, generally using an output method. With respect to long-term prepaid contracts, we assess whether such contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of June 30, 2026, we have approximately $300 million of unfulfilled performance obligations relating to our long-term contracts that generally will be recognized as revenue over an average remaining life of four years.
(11)    Equity
Share Repurchase Program
Effective May 7, 2024, our Board approved a Share Repurchase Program, which, subject to certain limitations and conditions, authorizes us to repurchase up to $200 million in aggregate dollar value of our Class A common shares and/or Class C common shares through December 2026.
The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares. Under the Share Repurchase Program, we may repurchase our common shares in open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means.
During the six months ended June 30, 2026, we repurchased 1.3 million and 2.4 million Class A and Class C common shares, respectively. At June 30, 2026, the remaining amount authorized for share repurchases under the Share Repurchase Program was $172 million.
LCR NCI Transaction
During August 2024, we entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest on January 30, 2026 for an aggregate cash consideration of approximately $84 million, of which $53 million was paid during the first quarter of 2026. The remaining consideration, due on January 29, 2027, is comprised of CRC 8 billion ($18 million) and $15 million, which is reflected within other accrued and current liabilities in our condensed consolidated balance sheet at June 30, 2026.
Series A Preference Shares
In May 2026, an authorized committee of our Board declared a special dividend on each class of the Liberty Latin America Common Shares. The special dividend consists of one share of newly issued Series A Preference Shares for every ten Liberty Latin America Common Shares having an initial liquidation price of $25 per Series A Preference Share, with cash to be paid in lieu of fractional shares. The Series A Preference Shares were distributed on June 16, 2026 to the shareholders of record on June 1, 2026.
The following sets forth the rights and preferences of the Series A Preference Shares.
Dividends
Subject to the prior preferences and other rights of any Senior Stock (as defined in the Preference Share Designation), the holders of shares of Series A Preference Shares are entitled to receive, when, as and if declared payable by the Board, out of legally available funds, preferential dividends that accrue and cumulate as provided for in the Preference Share Designation. Dividends on each share of Series A Preference Shares accrue on a daily basis at a rate of 9.0% per annum of the liquidation price. If declared, accrued dividends are payable quarterly on each dividend payment date, which is March 15, June 15, September 15, and December 15 of each year, commencing with September 15, 2026 (or, if such date is not a business day, the next business day after such date).
Subject to certain exceptions, so long as any shares of Series A Preference Shares are outstanding, we may not declare or pay any dividend or make any distribution whatsoever with respect to, or purchase, redeem, or otherwise acquire, any Liberty

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Latin America Common Shares or set aside funds for any such purposes, unless and until (i) all accrued and unpaid dividends (whether or not declared) which have been added to and remain part of the liquidation price have been paid (or appropriately set aside), and (ii) we have paid in full (or appropriately set aside) all redemption payments with respect to the Series A Preference Shares that we are then obligated to pay.
Distributions Upon Liquidation, Dissolution or Winding Up
Subject to the prior payment in full of any Debt Instrument (as defined in the Preference Share Designation) and other liabilities owed to our creditors and the preferential amounts to which any Senior Stock is entitled, if any Liquidation Event (as defined in the Preference Share Designation) occurs, the holders of shares of the Series A Preference Shares are entitled to receive from the assets of Liberty Latin America, before any payment or distribution is made to the holders of shares of any Liberty Latin America Common Shares, an amount in property or cash or a combination thereof, as determined by the Board in good faith, per share, equal to the liquidation price plus all unpaid dividends (whether or not declared) accrued to but excluding the date of distribution of amounts payable to holders of shares of Series A Preference Shares in connection with such Liquidation Event (as defined in the Preference Share Designation) since the immediately preceding dividend payment date, which payment will be made pari passu with any such payment made to the holders of shares of any Liberty Latin America Common Shares.
The liquidation price of each share of Series A Preference Shares as of any date is the sum of (i) the initial $25 liquidation price, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share that have been added to and then remain unpaid as of such date.
Other than redemption upon liquidation, the Series A Preference Shares have no other mandatory redemption features.
Optional Redemption
On any business day occurring on or after June 16, 2031, being the fifth anniversary of the original issue date of the Series A Preference Shares (the “No Call Period”), we are permitted, at any time and from time to time, to redeem all or a portion of the outstanding shares of Series A Preference Shares out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from (and including) the most recent dividend payment date to (but not including) the date of redemption; provided that we may effect an optional redemption prior to the No Call Date as described below under the heading “Extraordinary Transactions; Other Transactions.”
The Preference Share Designation places certain restrictions on us in the event we do not have funds legally available to satisfy our redemption obligations.
Extraordinary Transactions; Other Transactions
In the event of any Extraordinary Transaction (as defined in the Preference Share Designation) the Board, in its sole discretion, will determine whether the outstanding Series A Preference Shares will be (i) cancelled and paid out of the consideration payable to our shareholders in such Extraordinary Transaction the liquidation price plus all unpaid dividends (whether or not declared payable) accrued from (and including) the most recent dividend payment date to (but not including) the date of cancellation, (ii) exchanged for Substitute Preference Shares (as defined in the Preference Share Designation), (iii) redeemed pursuant to the optional redemption provisions or (iv) remain outstanding, subject to the voting rights described below under the heading “Voting Power.”
In the event of an amalgamation, exchange, merger or similar transaction that is not an Extraordinary Transaction, the Board, in its sole discretion, may determine that the outstanding Series A Preference Shares will be cancelled and, in exchange therefor, the holders of Series A Preference Shares will be entitled to receive shares of Substitute Preference Shares in connection with such transaction; provided that nothing will otherwise prohibit a redemption pursuant to the optional redemption provisions.
In the event of a spin-off, the Board may determine that the outstanding Series A Preference Shares will be cancelled and, in exchange therefor, the holders of Series A Preference Shares will be entitled to receive preference shares of the entity being spun off having powers, preferences and rights substantially identical to the Series A Preference Shares (except for any change to such powers, preferences, or rights that do not materially and adversely affect the Series A Preference Shares).

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Preemptive Rights
The holders of shares of Series A Preference Shares do not have any preemptive right to subscribe for or purchase any capital stock or other securities which we may issue.
Voting Power
The holders of the Series A Preference Shares will not have any voting rights or powers, except as legally required and as further stipulated in the Preference Share Designation.
Preferred Directors
So long as there remain outstanding shares of Series A Preference Shares having an aggregate liquidation price in excess of 25% of the aggregate liquidation price of the shares of Series A Preference Shares issued on the Original Issue Date (as defined in the Preference Share Designation), holders of the Series A Preference Shares will have certain director election rights as further described in the Preference Share Designation whenever dividends on shares of the Series A Preference Shares have not been declared and paid for at least six quarterly periods, whether or not consecutive.
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
Income tax benefit (expense) was ($35 million) and $156 million during the three months ended June 30, 2026 and 2025, respectively, and ($61 million) and $147 million during the six months ended June 30, 2026 and 2025, respectively. This represents an effective income tax rate of (144.2)% and (27.3)% for the three months ended June 30, 2026 and 2025, respectively, and (177.7)% and (21.3)% for the six months ended June 30, 2026 and 2025, respectively, including items treated discretely.
For the three and six months ended June 30, 2026, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, net return-to-provision adjustments, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income and net changes in uncertain tax positions.
For the three and six months ended June 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of permanent differences, such as non-taxable income, jurisdictional rate differences and changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of the net increase in valuation allowances, effects of permanent differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments and net return-to-provision adjustments. For the three months ended June 30, 2025, our income tax benefit reflects our estimate of global minimum tax, which has been reduced for updated current and forecasted operating results. For the six months ended June 30, 2025, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
(13)     Earnings or Loss Per Share
Basic EPS is computed by dividing net earnings or loss attributable to Liberty Latin America shareholders, after deducting dividends on the Series A Preference Shares (whether or not declared), by the weighted average number of Liberty Latin America Common Shares outstanding during the periods presented. Diluted EPS presents the dilutive effect, if any, on a per share basis of dilutive securities as if they had been exercised, vested or converted at the beginning of the periods presented. The Series A Preference Shares are not convertible into Liberty Latin America Common Shares and accordingly do not affect the denominator of our diluted EPS calculation. For additional information regarding Series A Preference Shares, see note 11.
For purposes of computing EPS, dividends on the Series A Preference Shares for the period from June 16, 2026 through June 30, 2026 have been deducted from net loss attributable to Liberty Latin America shareholders to arrive at net loss available to Liberty Latin America common shareholders, regardless of whether such dividends have been declared. As of June 30, 2026, no dividends had been declared on the Series A Preference Shares; cumulative undeclared dividends on the Series A Preference Shares were $1.8 million as of June 30, 2026.
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions, except per share amounts
Numerator:
Net loss attributable to Liberty Latin America shareholders	$(24.0)	$(423.3)	$(46.7)	$(559.7)
Less: Cumulative dividends on Series A Preference Shares (whether or not declared)	(1.8)	—	(1.8)	—
Net loss attributable to Liberty Latin America common shareholders – basic and diluted	$(25.8)	$(423.3)	$(48.5)	$(559.7)

Denominator:
Weighted average shares – basic and diluted (a)	201.1	199.9	200.7	198.7

Basic and diluted net loss per share attributable to Liberty Latin America common shareholders	$(0.13)	$(2.12)	$(0.24)	$(2.82)
(a)During the three and six months ended June 30, 2026 and 2025, we reported net losses attributable to Liberty Latin America shareholders. As a result, at June 30, 2026 and 2025 the potentially dilutive effects of the following items were not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	June 30,
	2026	2025
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs (i)	65.2	46.1
Outstanding PSUs and PSARs (i)	11.8	8.6
LTVP and ESPP	6.7	8.2
(i)    In connection with the issuance of the Series A Preference Shares in June 2026, outstanding SARs and PSARs were equitably adjusted pursuant to the anti-dilution provisions of the applicable award agreements at conversion ratios of 1.43 and 1.47 for LILA and LILAK awards, respectively, resulting in an increase to the number of shares underlying the awards presented above and a reduction in exercise prices. The 2026 amounts reflect outstanding SARs of 19.2 million and 39.2 million with weighted average exercise prices of $6.89 and $6.73 related to LILA and LILAK awards, respectively, and outstanding PSARs of 3.9 million and 7.9 million with weighted average

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
exercise prices of $9.69 and $9.49 related to LILA and LILAK awards, respectively. The adjustment did not result in any incremental stock-based compensation expense.
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
On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan 1, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.
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
As of June 30, 2026, our operating segments, which are also our reportable segments, are as follows:
•Liberty Caribbean;
•C&W Panama;
•Liberty Networks;
•Liberty Puerto Rico; and
•Liberty Costa Rica.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Liberty Caribbean	$361.7	$366.3	$716.2	$730.2
C&W Panama	176.9	177.3	352.4	354.3
Liberty Networks	130.4	114.6	251.6	225.0
Liberty Puerto Rico	287.5	301.3	583.7	599.7
Liberty Costa Rica	168.5	151.3	326.6	309.5
Total reportable segment revenue	1,125.0	1,110.8	2,230.5	2,218.7
Corporate	3.6	3.8	7.1	7.7
Intersegment eliminations	(26.0)	(27.9)	(52.2)	(56.2)
Consolidated revenue	$1,102.6	$1,086.7	$2,185.4	$2,170.2

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Liberty Caribbean	$164.5	$173.8	$327.9	$347.1
C&W Panama	65.4	68.6	129.1	133.2
Liberty Networks	66.7	60.8	121.9	118.7
Liberty Puerto Rico	92.7	87.0	183.8	168.5
Liberty Costa Rica	63.8	54.0	120.3	112.9
Total reportable segment Adjusted OIBDA	$453.1	$444.2	$883.0	$880.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
The following table provides a reconciliation of total Adjusted OIBDA to operating income and to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Total reportable segment Adjusted OIBDA	$453.1	$444.2	$883.0	$880.4
Corporate (a)	(17.1)	(29.2)	(41.9)	(58.8)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(12.8)	(13.3)	(44.4)	(47.3)
Depreciation and amortization	(226.1)	(217.5)	(443.2)	(446.3)
Impairment, restructuring and other operating items, net	(15.9)	(517.2)	(27.1)	(532.9)
Operating income (loss)	181.2	(333.0)	326.4	(204.9)
Interest expense	(167.9)	(165.4)	(332.1)	(323.7)
Realized and unrealized gains (losses) on derivative instruments, net	12.7	(24.7)	5.3	(87.6)
Foreign currency transaction gains (losses), net	9.1	(33.0)	55.0	(37.2)
Losses on debt extinguishments, net	—	—	(2.3)	(14.4)
Other expense, net	(11.1)	(14.7)	(17.8)	(20.6)
Earnings (loss) before income taxes	$24.0	$(570.8)	$34.5	$(688.4)
(a)Represents net of revenue and total significant other operating costs and expenses associated with Corporate, as disclosed below, which is not considered an operating segment of Liberty Latin America.
(b)Includes expense associated with our LTVP, the vesting of which can be settled in either common shares or cash at the discretion of Liberty Latin America’s Compensation Committee.
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Programming and copyright	$57.2	$57.5	$108.5	$115.1
Interconnect	61.5	66.2	125.2	132.9
Equipment	76.7	83.0	159.6	163.6
Project-related and other	33.6	25.7	71.2	53.4
Total programming and other direct costs of services	$229.0	$232.4	$464.5	$465.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Personnel and contract labor-related	$141.0	$140.2	$287.1	$287.4
Network-related	55.6	55.2	111.5	109.5
Service-related	63.4	60.9	124.3	121.3
Commercial	41.6	44.7	84.8	90.3
Facility, provision, franchise and other	136.0	138.3	272.1	275.1
Share-based compensation and other Employee Incentive Plan-related expense	12.8	13.3	44.4	47.3
Total other operating costs and expenses (a)	$450.4	$452.6	$924.2	$930.9
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

	Six months ended June 30,
	2026	2025
	in millions
Liberty Caribbean	$90.3	$85.5
C&W Panama	43.7	35.3
Liberty Networks	35.5	38.5
Liberty Puerto Rico	64.4	66.1
Liberty Costa Rica	40.4	32.5
Corporate	14.9	12.6
Total property and equipment additions	289.2	270.5
Assets acquired under capital-related vendor financing arrangements	(92.8)	(55.4)
Changes in current liabilities related to capital expenditures and other	23.7	20.9
Total capital expenditures, net	$220.1	$236.0

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Puerto Rico	$270.6	$282.2	$549.8	$565.7
Panama	176.8	176.6	352.1	352.8
Costa Rica	168.4	151.0	326.4	308.9
Jamaica	101.6	104.7	204.8	210.0
Networks & LatAm (a)	107.8	91.5	206.4	178.6
The Bahamas	46.1	49.1	85.8	97.7
Trinidad and Tobago	34.8	37.6	71.2	75.0
Barbados	42.3	41.9	84.5	82.8
Other (b)	154.2	152.1	304.4	298.7
Total	$1,102.6	$1,086.7	$2,185.4	$2,170.2
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)

	Three months ended June 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.4	$30.2	$—	$113.8	$33.9	$—	$—	$292.3
Non-subscription revenue	4.7	1.4	—	5.6	7.2	—	—	18.9
Total residential fixed revenue	119.1	31.6	—	119.4	41.1	—	—	311.2
Residential mobile revenue:
Service revenue	96.6	72.0	—	72.4	84.5	—	—	325.5
Interconnect, inbound roaming, equipment sales and other (b)	17.4	16.1	—	45.9	26.1	2.8	0.2	108.5
Total residential mobile revenue	114.0	88.1	—	118.3	110.6	2.8	0.2	434.0
Total residential revenue	233.1	119.7	—	237.7	151.7	2.8	0.2	745.2
B2B revenue (c)	128.6	57.2	130.4	43.2	16.8	0.8	(26.2)	350.8
Other revenue	—	—	—	6.6	—	—	—	6.6
Total	$361.7	$176.9	$130.4	$287.5	$168.5	$3.6	$(26.0)	$1,102.6
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
June 30, 2026
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)

	Six months ended June 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$228.7	$60.8	$—	$228.4	$66.1	$—	$—	$584.0
Non-subscription revenue	9.3	2.3	—	11.8	11.6	—	—	35.0
Total residential fixed revenue	238.0	63.1	—	240.2	77.7	—	—	619.0
Residential mobile revenue:
Service revenue	188.8	144.1	—	143.7	163.8	—	—	640.4
Interconnect, inbound roaming, equipment sales and other (b)	34.9	31.1	—	100.4	51.7	5.8	0.2	224.1
Total residential mobile revenue	223.7	175.2	—	244.1	215.5	5.8	0.2	864.5
Total residential revenue	461.7	238.3	—	484.3	293.2	5.8	0.2	1,483.5
B2B revenue (c)	254.5	114.1	251.6	87.1	33.4	1.3	(52.4)	689.6
Other revenue	—	—	—	12.3	—	—	—	12.3
Total	$716.2	$352.4	$251.6	$583.7	$326.6	$7.1	$(52.2)	$2,185.4
(a)Included in this amount is $45 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $124 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $17 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
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
(a)Included in this amount is $46 million of revenue earned from sales to other segments of Liberty Latin America.
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)
•Commercial, which primarily includes sales and marketing costs, such as advertising, commissions and other sales and marketing-related costs, and customer care costs related to outsourced call centers; and
•Facility, provision, franchise and other, which primarily includes facility-related costs, provision for bad debt expense, franchise-related fees, bank fees, insurance, vehicle-related costs, travel and entertainment and other operating-related costs.

	Three months ended June 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$18.0	$4.4	$—	$24.2	$10.7	$—	$(0.1)	$57.2
Interconnect	14.7	15.2	13.6	16.5	4.9	—	(3.4)	61.5
Equipment	10.5	15.1	0.1	32.3	18.8	—	(0.1)	76.7
Project-related and other	13.5	13.7	8.3	1.0	0.1	—	(3.0)	33.6
Total programming and other direct costs of services	56.7	48.4	22.0	74.0	34.5	—	(6.6)	229.0
Personnel and contract labor-related	49.3	16.7	15.0	36.9	9.5	13.1	0.5	141.0
Network-related	30.8	12.5	12.7	7.0	11.4	—	(18.8)	55.6
Service-related	18.9	6.8	6.3	19.8	8.9	3.1	(0.4)	63.4
Commercial	8.0	8.9	0.8	10.4	13.4	—	0.1	41.6
Facility, provision, franchise and other	33.5	18.2	6.9	46.7	27.0	4.5	(0.8)	136.0
Total significant other operating costs and expenses	140.5	63.1	41.7	120.8	70.2	20.7	(19.4)	437.6
Total significant expenses	$197.2	$111.5	$63.7	$194.8	$104.7	$20.7	$(26.0)	$666.6

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)

	Three months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$16.2	$5.1	$—	$26.6	$9.5	$—	$0.1	$57.5
Interconnect	15.6	16.0	13.6	20.2	5.6	—	(4.8)	66.2
Equipment	9.3	16.7	0.2	39.8	17.0	—	—	83.0
Project-related and other	13.0	11.3	4.8	0.5	—	—	(3.9)	25.7
Total programming and other direct costs of services	54.1	49.1	18.6	87.1	32.1	—	(8.6)	232.4
Personnel and contract labor-related	48.7	17.4	13.3	36.2	8.7	15.1	0.8	140.2
Network-related	30.2	12.2	11.7	10.0	10.2	—	(19.1)	55.2
Service-related	15.3	4.8	2.6	20.9	6.6	11.9	(1.2)	60.9
Commercial	8.6	8.2	0.3	11.7	15.8	—	0.1	44.7
Facility, provision, franchise and other	35.6	17.0	7.3	48.4	23.9	6.0	0.1	138.3
Total significant other operating costs and expenses	138.4	59.6	35.2	127.2	65.2	33.0	(19.3)	439.3
Total significant expenses	$192.5	$108.7	$53.8	$214.3	$97.3	$33.0	$(27.9)	$671.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)

	Six months ended June 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$29.8	$9.7	$—	$48.6	$20.5	$—	$(0.1)	$108.5
Interconnect	29.4	30.6	26.5	34.5	10.9	—	(6.7)	125.2
Equipment	20.2	29.2	0.2	74.1	35.9	—	—	159.6
Project-related and other	25.8	27.3	21.8	1.8	0.1	—	(5.6)	71.2
Total programming and other direct costs of services	105.2	96.8	48.5	159.0	67.4	—	(12.4)	464.5
Personnel and contract labor-related	100.1	36.3	29.6	71.4	18.9	29.8	1.0	287.1
Network-related	63.3	24.9	24.4	15.0	22.4	—	(38.5)	111.5
Service-related	36.0	12.0	10.7	41.7	16.9	8.6	(1.6)	124.3
Commercial	14.5	18.1	1.2	21.8	29.1	—	0.1	84.8
Facility, provision, franchise and other	69.2	35.2	15.3	91.0	51.6	10.6	(0.8)	272.1
Total significant other operating costs and expenses	283.1	126.5	81.2	240.9	138.9	49.0	(39.8)	879.8
Total significant expenses	$388.3	$223.3	$129.7	$399.9	$206.3	$49.0	$(52.2)	$1,344.3

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2026
(unaudited)

	Six months ended June 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$32.1	$10.4	$—	$54.0	$18.6	$—	$—	$115.1
Interconnect	30.0	32.9	26.7	41.0	11.9	—	(9.6)	132.9
Equipment	19.6	30.8	0.3	76.7	36.2	—	—	163.6
Project-related and other	23.9	25.8	9.2	1.3	1.2	—	(8.0)	53.4
Total programming and other direct costs of services	105.6	99.9	36.2	173.0	67.9	—	(17.6)	465.0
Personnel and contract labor-related	97.1	35.8	25.8	75.6	17.1	35.2	0.8	287.4
Network-related	60.2	24.6	24.4	17.1	20.4	—	(37.2)	109.5
Service-related	33.0	9.4	5.3	44.0	12.7	19.2	(2.3)	121.3
Commercial	17.0	17.1	1.2	23.4	31.5	—	0.1	90.3
Facility, provision, franchise and other	70.2	34.3	13.4	98.1	47.0	12.1	—	275.1
Total significant other operating costs and expenses	277.5	121.2	70.1	258.2	128.7	66.5	(38.6)	883.6
Total significant expenses	$383.1	$221.1	$106.3	$431.2	$196.6	$66.5	$(56.2)	$1,348.6
(16)    Subsequent Events
In August 2026, we entered into a strategic agreement associated with certain IT-related services intended to increase operational scale and business agility. The agreement will become effective in October 2026 and will continue for a period of up to ten years.
In August 2026, our Board declared the regular quarterly cash dividend payable to holders of our Series A Preference Shares. The per share amount of the quarterly cash dividend will be $0.5625, payable in cash on September 15, 2026 to stockholders of record of the Series A Preference Shares at the close of business on September 1, 2026.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of June 30, 2026.
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
At June 30, 2026, we (i) owned and operated fixed networks that passed 4,795,200 homes and served 3,883,500 RGUs, comprising 1,760,400 broadband internet subscribers, 1,212,500 fixed-line telephony subscribers and 910,600 video subscribers and (ii) served 6,759,800 mobile subscribers.
Hurricane Melissa
In late October 2025, the island of Jamaica was impacted by Hurricane Melissa with significant damage to homes, businesses and infrastructure, particularly in the southwest of the island, and moderate damage in the northwest. The capital city, Kingston, and other urban areas in the east were less impacted. As of June 30, 2026, we still have approximately 38,000 RGUs, which is comprised of 19,000 broadband internet, 15,000 fixed-line telephony, and 4,000 video subscribers, that continue to be offline and are expected to be back online in the near term. This is an improvement of approximately 48,000 RGUs as compared to the approximately 86,000 RGUs that were not receiving service as of December 31, 2025.
As a result of the impact of Hurricane Melissa, we incurred lower revenue during the three and six months ended June 30, 2026 and expect to incur lower revenue, for our Liberty Caribbean segment, during the remainder of 2026 relative to 2025 pre-hurricane period. This decrease is predominantly due to lower fixed connectivity that has been offline for a period of time together with the impact of subscriber losses. We continue to work hard to restore connectivity, but there can be no guarantee as to the cadence of future reconnections or the pace and magnitude of future revenue recovery. In addition, we expect to continue to incur additional property and equipment additions as we restore damaged networks.
For the three and six months ended June 30, 2026, Hurricane Melissa had negative impacts to (i) revenue of approximately $8 million and $20 million, respectively, and (ii) Adjusted OIBDA of approximately $8 million and $22 million, respectively. The three and six months ended totals exclude a benefit of approximately $2 million and $8 million, respectively, of revenue for services rendered to customers immediately following the hurricane that was believed to be uncertain of collection in 2025. Additionally, we incurred incremental property and equipment additions of approximately $12 million and $25 million as a result of Hurricane Melissa during the three and six months ended June 30, 2026, respectively.
Material Changes in Results of Operations
The comparability of our operating results during the three and six months ended June 30, 2026 and 2025 is affected by FX. As we use the term, “organic” changes exclude FX.
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
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Revenue	$1,102.6	$1,086.7	$15.9	$21.4	$(5.5)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	229.0	232.4	(3.4)	4.3	(7.7)
Other operating costs and expenses	450.4	452.6	(2.2)	9.3	(11.5)
Depreciation and amortization	226.1	217.5	8.6	4.3	4.3
Impairment, restructuring and other operating items, net	15.9	517.2	(501.3)	0.1	(501.4)
	921.4	1,419.7	(498.3)	18.0	(516.3)
Operating income (loss)	$181.2	$(333.0)	$514.2	$3.4	$510.8

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Revenue	$2,185.4	$2,170.2	$15.2	$31.6	$(16.4)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	464.5	465.0	(0.5)	6.5	(7.0)
Other operating costs and expenses	924.2	930.9	(6.7)	14.3	(21.0)
Depreciation and amortization	443.2	446.3	(3.1)	5.8	(8.9)
Impairment, restructuring and other operating items, net	27.1	532.9	(505.8)	0.2	(506.0)
	1,859.0	2,375.1	(516.1)	26.8	(542.9)
Operating income (loss)	$326.4	$(204.9)	$531.3	$4.8	$526.5
As reflected in the tables above, there were increases to our operating income for the three and six months ended June 30, 2026 as compared with the corresponding periods in 2025. For further discussion and analysis of organic changes in revenue and operating costs and expenses, see Revenue, Programming and Other Direct Costs of Services, and Other Operating Costs sections below. For further discussion and analysis of changes in Depreciation and amortization, and Impairment, Restructuring and other operating items, net, see Results of Operations (below Adjusted OIBDA) sections below.

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
A reconciliation of total operating income, the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Operating income (loss)	$181.2	$(333.0)	$326.4	$(204.9)
Share-based compensation and other Employee Incentive Plan-related expense	12.8	13.3	44.4	47.3
Depreciation and amortization	226.1	217.5	443.2	446.3
Impairment, restructuring and other operating items, net	15.9	517.2	27.1	532.9
Consolidated Adjusted OIBDA	$436.0	$415.0	$841.1	$821.6
The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ending:
June 30, 2025	$173.8	$68.6	$60.8	$87.0	$54.0	$(29.2)	$—	$415.0
Organic changes related to:
Revenue	(5.6)	(0.4)	12.0	(13.8)	0.4	(0.2)	2.1	(5.5)
Programming and other direct costs	(2.5)	0.7	(2.5)	13.1	1.1	—	(2.2)	7.7
Other operating costs and expenses	(1.9)	(3.5)	(4.0)	6.4	2.0	12.3	(0.3)	11.0
Non-organic changes related to:
FX	0.7	—	0.4	—	6.3	—	0.4	7.8
June 30, 2026	$164.5	$65.4	$66.7	$92.7	$63.8	$(17.1)	$—	$436.0

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the six months ending:
June 30, 2025	$347.1	$133.2	$118.7	$168.5	$112.9	$(58.8)	$—	$821.6
Organic changes related to:
Revenue	(15.3)	(1.9)	19.8	(16.0)	(6.6)	(0.6)	4.2	(16.4)
Programming and other direct costs	0.6	3.1	(10.8)	14.0	5.4	—	(5.3)	7.0
Other operating costs and expenses	(5.3)	(5.3)	(6.6)	17.3	(0.2)	17.5	0.7	18.1
Non-organic changes related to:
FX	0.8	—	0.8	—	8.8	—	0.4	10.8
June 30, 2026	$327.9	$129.1	$121.9	$183.8	$120.3	$(41.9)	$—	$841.1
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	%
Liberty Caribbean	45.5	47.4	45.8	47.5
C&W Panama	37.0	38.7	36.6	37.6
Liberty Networks	51.2	53.1	48.4	52.8
Liberty Puerto Rico	32.2	28.9	31.5	28.1
Liberty Costa Rica	37.9	35.7	36.8	36.5
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

The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Liberty Caribbean	$361.7	$366.3	$(4.6)	$1.0	$(5.6)
C&W Panama	176.9	177.3	(0.4)	—	(0.4)
Liberty Networks	130.4	114.6	15.8	3.8	12.0
Liberty Puerto Rico	287.5	301.3	(13.8)	—	(13.8)
Liberty Costa Rica	168.5	151.3	17.2	16.8	0.4
Corporate	3.6	3.8	(0.2)	—	(0.2)
Intersegment eliminations	(26.0)	(27.9)	1.9	(0.2)	2.1
Total	$1,102.6	$1,086.7	$15.9	$21.4	$(5.5)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Liberty Caribbean	$716.2	$730.2	$(14.0)	$1.3	$(15.3)
C&W Panama	352.4	354.3	(1.9)	—	(1.9)
Liberty Networks	251.6	225.0	26.6	6.8	19.8
Liberty Puerto Rico	583.7	599.7	(16.0)	—	(16.0)
Liberty Costa Rica	326.6	309.5	17.1	23.7	(6.6)
Corporate	7.1	7.7	(0.6)	—	(0.6)
Intersegment eliminations	(52.2)	(56.2)	4.0	(0.2)	4.2
Total	$2,185.4	$2,170.2	$15.2	$31.6	$(16.4)
Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.4	$123.7	$(9.3)	(8)
Non-subscription revenue	4.7	4.6	0.1	2
Total residential fixed revenue	119.1	128.3	(9.2)	(7)
Residential mobile revenue:
Service revenue	96.6	89.4	7.2	8
Interconnect, inbound roaming, equipment sales and other	17.4	19.8	(2.4)	(12)
Total residential mobile revenue	114.0	109.2	4.8	4
Total residential revenue	233.1	237.5	(4.4)	(2)
B2B revenue	128.6	128.8	(0.2)	—
Total	$361.7	$366.3	$(4.6)	(1)

	Six months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$228.7	$247.2	$(18.5)	(7)
Non-subscription revenue	9.3	10.0	(0.7)	(7)
Total residential fixed revenue	238.0	257.2	(19.2)	(7)
Residential mobile revenue:
Service revenue	188.8	178.4	10.4	6
Interconnect, inbound roaming, equipment sales and other	34.9	41.1	(6.2)	(15)
Total residential mobile revenue	223.7	219.5	4.2	2
Total residential revenue	461.7	476.7	(15.0)	(3)
B2B revenue	254.5	253.5	1.0	—
Total	$716.2	$730.2	$(14.0)	(2)
The details of the changes in Liberty Caribbean’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(9.1)	$(17.8)
ARPU	(0.6)	(1.2)
Decrease in residential fixed non-subscription revenue	—	(0.8)
Total decrease in residential fixed revenue	(9.7)	(19.8)
Increase in residential mobile service revenue (b)	6.9	10.1
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (c)	(2.4)	(6.2)
Increase (decrease) in B2B revenue (d)	(0.4)	0.6
Total organic decrease	(5.6)	(15.3)
Impact of FX	1.0	1.3
Total	$(4.6)	$(14.0)
(a)The decreases are attributable to lower average broadband internet, video and fixed-line telephony RGUs, primarily due to the impact of Hurricane Melissa.
(b)The increases are primarily attributable to the net effect of (i) higher prepaid mobile ARPU, mainly resulting from price increases in Jamaica during the third quarter of 2025 and the first quarter of 2026, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts and (iii) lower average numbers of prepaid mobile subscribers mainly driven by prepaid to postpaid migration and churn associated with price increases.
(c)The decreases are primarily due to (i) declines resulting from the termination of a contract, and (ii) lower volumes for interconnect.
(d)The variances for the comparative periods are relatively flat and mainly due to the net effect of (i) a benefit of $2 million and $8 million for the three and six months ended June 30, 2026, respectively, of revenue recorded for services rendered to customers immediately following Hurricane Melissa that was believed to be uncertain of collection in 2025 and (ii) lower fixed subscription revenue, also related to Hurricane Melissa.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$30.2	$29.9	$0.3	1
Non-subscription revenue	1.4	1.3	0.1	8
Total residential fixed revenue	31.6	31.2	0.4	1
Residential mobile revenue:
Service revenue	72.0	71.0	1.0	1
Interconnect, inbound roaming, equipment sales and other	16.1	16.1	—	—
Total residential mobile revenue	88.1	87.1	1.0	1
Total residential revenue	119.7	118.3	1.4	1
B2B revenue	57.2	59.0	(1.8)	(3)
Total	$176.9	$177.3	$(0.4)	—

	Six months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$60.8	$59.8	$1.0	2
Non-subscription revenue	2.3	2.6	(0.3)	(12)
Total residential fixed revenue	63.1	62.4	0.7	1
Residential mobile revenue:
Service revenue	144.1	142.2	1.9	1
Interconnect, inbound roaming, equipment sales and other	31.1	31.3	(0.2)	(1)
Total residential mobile revenue	175.2	173.5	1.7	1
Total residential revenue	238.3	235.9	2.4	1
B2B revenue:	114.1	118.4	(4.3)	(4)
Total	$352.4	$354.3	$(1.9)	(1)

The details of the changes in C&W Panama’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.3	$4.6
ARPU (b)	(2.0)	(3.6)
Increase (decrease) in residential fixed non-subscription revenue	0.1	(0.3)
Total increase in residential fixed revenue	0.4	0.7
Increase in residential mobile service revenue (c)	1.0	1.9
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue	—	(0.2)
Decrease in B2B revenue (d)	(1.8)	(4.3)
Total	$(0.4)	$(1.9)
(a)The increases are primarily due to the effect of higher average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from video and fixed-line telephony services.
(c)The increases are primarily attributable to the net effect of (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, (ii) higher numbers of prepaid mobile subscribers and (iii) decreases in prepaid mobile ARPU mainly driven by the migration of higher-value customers to postpaid plans.
(d)The decreases are mainly due to a decline in rates during the first quarter of 2026 related to data services provided to government-related agencies.
Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended June 30,		Increase
	2026	2025	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$36.3	$33.1	$3.2	10
Wholesale revenue	94.1	81.5	12.6	15
Total	$130.4	$114.6	$15.8	14

	Six months ended June 30,		Increase
	2026	2025	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$71.9	$66.0	$5.9	9
Wholesale revenue	179.7	159.0	20.7	13
Total	$251.6	$225.0	$26.6	12

The details of the changes in Liberty Networks’ revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase in enterprise revenue (a)	$1.9	$1.6
Increase in wholesale revenue (b)	10.1	18.2
Total organic increase	12.0	19.8
Impact of FX	3.8	6.8
Total	$15.8	$26.6
(a)The increases are primarily attributable to growth in B2B managed services.
(b)The increases are primarily due to the net effect of (i) higher project-related revenue, primarily associated with a contract to construct and deploy a subsea cable system, (ii) higher subsea capacity revenue and (iii) lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in the prior periods.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$113.8	$118.9	$(5.1)	(4)
Non-subscription revenue	5.6	5.9	(0.3)	(5)
Total residential fixed revenue	119.4	124.8	(5.4)	(4)
Residential mobile revenue:
Service revenue	72.4	78.2	(5.8)	(7)
Interconnect, inbound roaming, equipment sales and other	45.9	49.5	(3.6)	(7)
Total residential mobile revenue	118.3	127.7	(9.4)	(7)
Total residential revenue	237.7	252.5	(14.8)	(6)
B2B revenue	43.2	43.1	0.1	—
Other revenue	6.6	5.7	0.9	16
Total	$287.5	$301.3	$(13.8)	(5)

	Six months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$228.4	$236.9	$(8.5)	(4)
Non-subscription revenue	11.8	11.7	0.1	1
Total residential fixed revenue	240.2	248.6	(8.4)	(3)
Residential mobile revenue:
Service revenue	143.7	157.2	(13.5)	(9)
Interconnect, inbound roaming, equipment sales and other	100.4	94.8	5.6	6
Total residential mobile revenue	244.1	252.0	(7.9)	(3)
Total residential revenue	484.3	500.6	(16.3)	(3)
B2B revenue	87.1	86.8	0.3	—
Other revenue	12.3	12.3	—	—
Total	$583.7	$599.7	$(16.0)	(3)
The details of the changes in Liberty Puerto Rico’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(0.3)	$(3.8)
ARPU (b)	(4.8)	(4.7)
Increase (decrease) in residential fixed non-subscription revenue	(0.3)	0.1
Total decrease in residential fixed revenue	(5.4)	(8.4)
Decrease in residential mobile service revenue (c)	(5.8)	(13.5)
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(3.6)	5.6
Increase in B2B revenue	0.1	0.3
Increase in other revenue	0.9	—
Total	$(13.8)	$(16.0)
(a)The decreases are due to lower average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from broadband internet and video services, mainly due to customers moving to lower tier products.
(c)The decreases are primarily due to (i) lower average numbers of prepaid mobile subscribers and (ii) lower prepaid and postpaid mobile ARPU.
(d)The decrease for the three-month comparison is primarily due to lower inbound roaming revenue. The increase for the six-month comparison is primarily due to higher handset sales, mainly driven by (i) the fulfillment of 2025 orders during the first quarter of 2026 and (ii) higher customer upgrades.

Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.9	$31.9	$2.0	6
Non-subscription revenue	7.2	9.8	(2.6)	(27)
Total residential fixed revenue	41.1	41.7	(0.6)	(1)
Residential mobile revenue:
Service revenue	84.5	72.1	12.4	17
Interconnect, inbound roaming, equipment sales and other	26.1	21.6	4.5	21
Total residential mobile revenue	110.6	93.7	16.9	18
Total residential revenue	151.7	135.4	16.3	12
B2B revenue	16.8	15.9	0.9	6
Total	$168.5	$151.3	$17.2	11

	Six months ended June 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$66.1	$65.2	$0.9	1
Non-subscription revenue	11.6	19.1	(7.5)	(39)
Total residential fixed revenue	77.7	84.3	(6.6)	(8)
Residential mobile revenue:
Service revenue	163.8	143.8	20.0	14
Interconnect, inbound roaming, equipment sales and other	51.7	47.7	4.0	8
Total residential mobile revenue	215.5	191.5	24.0	13
Total residential revenue	293.2	275.8	17.4	6
B2B revenue	33.4	33.7	(0.3)	(1)
Total	$326.6	$309.5	$17.1	6

The details of the changes in Liberty Costa Rica’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Six-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.4	$2.9
ARPU (b)	(2.6)	(6.7)
Decrease in residential fixed non-subscription revenue (c)	(3.5)	(8.5)
Total decrease in residential fixed revenue	(4.7)	(12.3)
Increase in residential mobile service revenue (d)	4.0	8.1
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	2.0	0.3
Decrease in B2B revenue (e)	(0.9)	(2.7)
Total organic increase (decrease)	0.4	(6.6)
Impact of FX	16.8	23.7
Total	$17.2	$17.1
(a)The increases are primarily driven by higher average broadband internet and video RGUs.
(b)The decreases are primarily attributable to lower ARPU from video services.
(c)The decreases are primarily due to lower CPE sales from our "buy-to-own" sales model.
(d)The increases are primarily due to the net effect of (i) higher average postpaid mobile subscribers, (ii) lower average prepaid mobile subscribers and (iii) lower prepaid mobile ARPU.
(e)The decreases are primarily due to lower B2B service and project-related revenue.
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

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$57.2	$57.5	$(0.3)	$1.2	$(1.5)
Interconnect	61.5	66.2	(4.7)	0.8	(5.5)
Equipment	76.7	83.0	(6.3)	1.9	(8.2)
Project-related and other	33.6	25.7	7.9	0.4	7.5
Total programming and other direct costs of services	$229.0	$232.4	$(3.4)	$4.3	$(7.7)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$108.5	$115.1	$(6.6)	$1.6	$(8.2)
Interconnect	125.2	132.9	(7.7)	1.4	(9.1)
Equipment	159.6	163.6	(4.0)	2.7	(6.7)
Project-related and other	71.2	53.4	17.8	0.8	17.0
Total programming and other direct costs of services	$464.5	$465.0	$(0.5)	$6.5	$(7.0)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$18.0	$16.2	$1.8	$—	$1.8
Interconnect	14.7	15.6	(0.9)	0.1	(1.0)
Equipment	10.5	9.3	1.2	—	1.2
Project-related and other	13.5	13.0	0.5	—	0.5
Total programming and other direct costs of services	$56.7	$54.1	$2.6	$0.1	$2.5

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$29.8	$32.1	$(2.3)	$0.1	$(2.4)
Interconnect	29.4	30.0	(0.6)	0.1	(0.7)
Equipment	20.2	19.6	0.6	—	0.6
Project-related and other	25.8	23.9	1.9	—	1.9
Total programming and other direct costs of services	$105.2	$105.6	$(0.4)	$0.2	$(0.6)
•Programming and copyright: The organic increase for the three-month comparison is primarily due to an increase associated with a copyright claim. The organic decrease for the six-month comparison is primarily due to the net effect of (i) an increase associated with a copyright claim, (ii) lower video subscribers, including the impact of Hurricane Melissa, and (iii) lower rates resulting from the renegotiation of certain content agreements.
•Project-related and other: The organic increases are primarily due to higher costs associated with B2B projects.

C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$4.4	$5.1	$(0.7)
Interconnect	15.2	16.0	(0.8)
Equipment	15.1	16.7	(1.6)
Project-related and other	13.7	11.3	2.4
Total programming and other direct costs of services	$48.4	$49.1	$(0.7)

	Six months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$9.7	$10.4	$(0.7)
Interconnect	30.6	32.9	(2.3)
Equipment	29.2	30.8	(1.6)
Project-related and other	27.3	25.8	1.5
Total programming and other direct costs of services	$96.8	$99.9	$(3.1)
•Interconnect: The decreases are primarily due to lower volumes of traffic.
•Equipment: The decreases are primarily due to lower handset sales.
•Project-related and other: The increases are mainly due to higher costs associated with B2B projects.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Interconnect	$13.6	$13.6	$—	$0.4	$(0.4)
Equipment	0.1	0.2	(0.1)	—	(0.1)
Project-related and other	8.3	4.8	3.5	0.5	3.0
Total programming and other direct costs of services	$22.0	$18.6	$3.4	$0.9	$2.5

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Interconnect	$26.5	$26.7	$(0.2)	$0.7	$(0.9)
Equipment	0.2	0.3	(0.1)	—	(0.1)
Project-related and other	21.8	9.2	12.6	0.8	11.8
Total programming and other direct costs of services	$48.5	$36.2	$12.3	$1.5	$10.8
•Project-related and other: The organic increases are mainly due to incremental costs associated with achieving certain milestones related to a subsea cable project.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$24.2	$26.6	$(2.4)
Interconnect	16.5	20.2	(3.7)
Equipment	32.3	39.8	(7.5)
Project-related and other	1.0	0.5	0.5
Total programming and other direct costs of services	$74.0	$87.1	$(13.1)

	Six months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$48.6	$54.0	$(5.4)
Interconnect	34.5	41.0	(6.5)
Equipment	74.1	76.7	(2.6)
Project-related and other	1.8	1.3	0.5
Total programming and other direct costs of services	$159.0	$173.0	$(14.0)
•Programming and copyright: The decreases are primarily due to the net effect of (i) lower subscriber counts and customers moving to lower cost product offerings and (ii) rate increases during the first quarter of 2026.
•Interconnect: The decreases are primarily due to the net impact of (i) declines in mobile network costs resulting from the termination of a mobile virtual operator contract and (ii) increases in roaming costs, driven by higher volumes.
•Equipment: The decreases are primarily due to the net effect of (i) higher handset sales, primarily for the six-month comparison, and to a much lesser extent, for the three-month comparison, (ii) decreases resulting from inventory adjustments during the second quarter of 2025 related to the migration of mobile customers to our network and (iii) declines due to fewer rebates provided to third-party dealers.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$10.7	$9.5	$1.2	$1.1	$0.1
Interconnect	4.9	5.6	(0.7)	0.5	(1.2)
Equipment	18.8	17.0	1.8	1.9	(0.1)
Project-related and other	0.1	—	0.1	—	0.1
Total programming and other direct costs of services	$34.5	$32.1	$2.4	$3.5	$(1.1)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$20.5	$18.6	$1.9	$1.5	$0.4
Interconnect	10.9	11.9	(1.0)	0.7	(1.7)
Equipment	35.9	36.2	(0.3)	2.7	(3.0)
Project-related and other	0.1	1.2	(1.1)	—	(1.1)
Total programming and other direct costs of services	$67.4	$67.9	$(0.5)	$4.9	$(5.4)
•Interconnect: The organic decreases are primarily attributable to lower volumes of traffic.
•Equipment: The organic decrease for the six-month comparison is primarily attributable to lower equipment sales.
•Project-related and other: The six-month comparison organic decrease is attributable to lower costs associated with non-recurring B2B projects.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$141.0	$140.2	$0.8	$2.1	$(1.3)
Network-related	55.6	55.2	0.4	1.5	(1.1)
Service-related	63.4	60.9	2.5	1.1	1.4
Commercial	41.6	44.7	(3.1)	1.3	(4.4)
Facility, provision, franchise and other	136.0	138.3	(2.3)	3.3	(5.6)
Share-based compensation and other Employee Incentive Plan-related expense	12.8	13.3	(0.5)	—	(0.5)
Total other operating costs and expenses	$450.4	$452.6	$(2.2)	$9.3	$(11.5)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$287.1	$287.4	$(0.3)	$3.5	$(3.8)
Network-related	111.5	109.5	2.0	2.3	(0.3)
Service-related	124.3	121.3	3.0	1.6	1.4
Commercial	84.8	90.3	(5.5)	2.0	(7.5)
Facility, provision, franchise and other	272.1	275.1	(3.0)	4.9	(7.9)
Share-based compensation and other Employee Incentive Plan-related expense	44.4	47.3	(2.9)	—	(2.9)
Total other operating costs and expenses	$924.2	$930.9	$(6.7)	$14.3	$(21.0)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$49.3	$48.7	$0.6	$—	$0.6
Network-related	30.8	30.2	0.6	0.1	0.5
Service-related	18.9	15.3	3.6	—	3.6
Commercial	8.0	8.6	(0.6)	—	(0.6)
Facility, provision, franchise and other	33.5	35.6	(2.1)	0.1	(2.2)
Share-based compensation and other Employee Incentive Plan-related expense	1.9	2.9	(1.0)	(0.1)	(0.9)
Total other operating costs and expenses	$142.4	$141.3	$1.1	$0.1	$1.0

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$100.1	$97.1	$3.0	$0.1	$2.9
Network-related	63.3	60.2	3.1	0.1	3.0
Service-related	36.0	33.0	3.0	—	3.0
Commercial	14.5	17.0	(2.5)	—	(2.5)
Facility, provision, franchise and other	69.2	70.2	(1.0)	0.1	(1.1)
Share-based compensation and other Employee Incentive Plan-related expense	7.1	6.8	0.3	(0.1)	0.4
Total other operating costs and expenses	$290.2	$284.3	$5.9	$0.2	$5.7
•Personnel and contract labor-related: The organic increases are primarily due to increases in salary-related costs.
•Network-related: The organic increases are primarily due to increases in various costs in Jamaica as a result of on-going recovery efforts related to Hurricane Melissa.
•Service-related: The organic increases are primarily due to higher professional services costs, which includes services for Hurricane Melissa recovery efforts.
•Commercial: The organic decreases are primarily driven by lower marketing costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to the net effect of (i) lower bad debt expense, including the impact of certain provision adjustments for B2B and government customers, (ii) higher maintenance costs and (iii) higher travel-related costs in Jamaica, as a result of on-going recovery efforts related to Hurricane Melissa.
C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$16.7	$17.4	$(0.7)
Network-related	12.5	12.2	0.3
Service-related	6.8	4.8	2.0
Commercial	8.9	8.2	0.7
Facility, provision, franchise and other	18.2	17.0	1.2
Share-based compensation and other Employee Incentive Plan-related expense	1.5	1.1	0.4
Total other operating costs and expenses	$64.6	$60.7	$3.9

	Six months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$36.3	$35.8	$0.5
Network-related	24.9	24.6	0.3
Service-related	12.0	9.4	2.6
Commercial	18.1	17.1	1.0
Facility, provision, franchise and other	35.2	34.3	0.9
Share-based compensation and other Employee Incentive Plan-related expense	3.0	4.0	(1.0)
Total other operating costs and expenses	$129.5	$125.2	$4.3
•Service-related: The increases are primarily due to higher professional services costs.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$15.0	$13.3	$1.7	$1.1	$0.6
Network-related	12.7	11.7	1.0	0.5	0.5
Service-related	6.3	2.6	3.7	0.4	3.3
Commercial	0.8	0.3	0.5	—	0.5
Facility, provision, franchise and other	6.9	7.3	(0.4)	0.5	(0.9)
Share-based compensation and other Employee Incentive Plan-related expense	0.4	0.4	—	—	—
Total other operating costs and expenses	$42.1	$35.6	$6.5	$2.5	$4.0

	Six months ended June 30,		Increase	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$29.6	$25.8	$3.8	$2.1	$1.7
Network-related	24.4	24.4	—	0.9	(0.9)
Service-related	10.7	5.3	5.4	0.5	4.9
Commercial	1.2	1.2	—	—	—
Facility, provision, franchise and other	15.3	13.4	1.9	1.0	0.9
Share-based compensation and other Employee Incentive Plan-related expense	1.8	1.8	—	—	—
Total other operating costs and expenses	$83.0	$71.9	$11.1	$4.5	$6.6
•Personnel and contract labor-related: The organic increases are primarily related to (i) higher headcount and (ii) increases in salaries and bonus-related expenses.
•Service-related: The organic increases are primarily due to higher professional services costs.

Liberty Puerto Rico. The following tables set forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$36.9	$36.2	$0.7
Network-related	7.0	10.0	(3.0)
Service-related	19.8	20.9	(1.1)
Commercial	10.4	11.7	(1.3)
Facility, provision, franchise and other	46.7	48.4	(1.7)
Share-based compensation and other Employee Incentive Plan-related expense	1.3	1.0	0.3
Total other operating costs and expenses	$122.1	$128.2	$(6.1)

	Six months ended June 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$71.4	$75.6	$(4.2)
Network-related	15.0	17.1	(2.1)
Service-related	41.7	44.0	(2.3)
Commercial	21.8	23.4	(1.6)
Facility, provision, franchise and other	91.0	98.1	(7.1)
Share-based compensation and other Employee Incentive Plan-related expense	3.1	2.6	0.5
Total other operating costs and expenses	$244.0	$260.8	$(16.8)
•Personnel and contract labor-related: The increase for the three-month comparison is primarily due to the net impact of (i) higher bonus-related accruals, driven by adjustments to reduce our bonus expense during the second quarter of 2025, and (ii) lower salary and insurance costs, driven by decreases in headcount resulting from restructuring plans during 2025. The decrease for the six-month comparison is primarily due to the net effect of (i) lower salaries and insurance costs and (ii) higher bonus-related accruals.
•Network-related: The decreases are primarily due to lower power generating cost and lower service costs, driven by a contract termination.
•Service-related: The decreases are primarily due to the net effect of (i) lower professional services costs due to a transition service agreement that was terminated during the first quarter of 2026 and (ii) higher IT software costs.
•Commercial: The decreases are primarily due to the net effect of (i) lower call center costs and (ii) higher commission and marketing costs.
•Facility, provision, franchise and other: The decreases are primarily due to (i) lower bad debt expense and (ii) lower electricity costs, mainly driven by facility closures.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$9.5	$8.7	$0.8	$0.9	$(0.1)
Network-related	11.4	10.2	1.2	1.2	—
Service-related	8.9	6.6	2.3	0.8	1.5
Commercial	13.4	15.8	(2.4)	1.4	(3.8)
Facility, provision, franchise and other	27.0	23.9	3.1	2.7	0.4
Share-based compensation and other Employee Incentive Plan-related expense	0.5	0.7	(0.2)	0.1	(0.3)
Total other operating costs and expenses	$70.7	$65.9	$4.8	$7.1	$(2.3)

	Six months ended June 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$18.9	$17.1	$1.8	$1.3	$0.5
Network-related	22.4	20.4	2.0	1.7	0.3
Service-related	16.9	12.7	4.2	1.2	3.0
Commercial	29.1	31.5	(2.4)	2.0	(4.4)
Facility, provision, franchise and other	51.6	47.0	4.6	3.8	0.8
Share-based compensation and other Employee Incentive Plan-related expense	0.9	1.2	(0.3)	0.1	(0.4)
Total other operating costs and expenses	$139.8	$129.9	$9.9	$10.1	$(0.2)
•Service-related: The organic increases are primarily attributable to (i) higher professional service costs and (ii) higher technology-related expenses, predominantly related to software licenses.
•Commercial: The organic decreases are primarily attributable to (i) lower call center costs and (ii) lower sales commissions.
Corporate. The following tables set forth the changes in other operating costs and expenses for our corporate operations.

	Three months ended June 30,		Decrease
	2026	2025
	in millions
Personnel and contract labor-related	$13.1	$15.1	$(2.0)
Service-related	3.1	11.9	(8.8)
Facility, provision, franchise and other	4.5	6.0	(1.5)
Share-based compensation and other Employee Incentive Plan-related expense	7.2	7.2	—
Total other operating costs and expenses	$27.9	$40.2	$(12.3)

	Six months ended June 30,		Decrease
	2026	2025
	in millions
Personnel and contract labor-related	$29.8	$35.2	$(5.4)
Service-related	8.6	19.2	(10.6)
Facility, provision, franchise and other	10.6	12.1	(1.5)
Share-based compensation and other Employee Incentive Plan-related expense	28.5	30.9	(2.4)
Total other operating costs and expenses	$77.5	$97.4	$(19.9)
•Personnel and contract labor-related: The decreases are primarily due to the net effect of (i) lower headcount and (ii) higher bonus-related expense.
•Service-related: The decreases are primarily due to lower professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $9 million or 4% and decreased $3 million or 1% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. The increase for the three-month comparison is due to net effect of (i) property and equipment placed into service across multiple segments and (ii) a decrease resulting from fully amortized customer relationships at Liberty Caribbean. The decrease for the six-month comparison is due to the net effect of (i) a decrease resulting from fully amortized customer relationships at Liberty Caribbean, (ii) property and equipment placed into service across multiple segments and (iii) a decrease at Liberty Puerto Rico associated with the sale of research and development tax credits.
Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Impairment charges (a)	$1.0	$499.3	$2.8	$500.8
Restructuring charges (b)	10.3	17.5	15.9	26.7
Other operating items, net (c)	4.6	0.4	8.4	5.4
Total	$15.9	$517.2	$27.1	$532.9
(a)During the second quarter of 2025, we recorded an impairment of $494 million on spectrum license intangible assets in Liberty Puerto Rico. For additional information regarding this impairment, see notes 3 and 6 to our condensed consolidated financial statements.
(b)The amounts primarily include employee severance and termination costs related to reorganization activities at C&W Panama and Liberty Puerto Rico.
(c)The amounts primarily include direct acquisition-related costs.
Interest expense
Our interest expense increased $3 million and $8 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. The increases are primarily attributable to increases in our average debt balances and weighted-average interest rates.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Interest rate derivative contracts (a)	$25.8	$(16.8)	$37.1	$(67.9)
Foreign currency forward contracts (b)	(4.5)	0.1	(13.9)	(3.5)
Weather Derivatives (c)	(8.6)	(8.0)	(17.9)	(16.2)
Total	$12.7	$(24.7)	$5.3	$(87.6)
(a)Amounts are primarily attributable to changes in interest rates.
(b)Amounts are primarily attributable to changes in the value of the CRC relative to the U.S. dollar.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$12.6	$(6.3)	$47.7	$1.9
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	3.1	(10.9)	11.1	(13.7)
Other (b)	(6.6)	(15.8)	(3.8)	(25.4)
Total	$9.1	$(33.0)	$55.0	$(37.2)
(a)Amounts are primarily related to a CRC functional currency entity.
(b)Primarily includes (i) losses upon conversion of foreign currency assets and (ii) losses on third-party receivables and payables denominated in a currency other than an entity’s functional currency.
Gains or losses on debt extinguishment, net
Our gains or losses on debt extinguishment generally include (i) premiums or discounts associated with redemptions and/or repurchases of debt, (ii) the write-off of unamortized deferred financing costs, premiums and/or discounts, and/or (iii) breakage fees.

We recognized no losses on debt extinguishment, net, during the three months ended June 30, 2026 and 2025, and $2 million and $14 million during the six months ended June 30, 2026 and 2025, respectively. The net loss during the six months ended June 30, 2026 is associated with the partial repayments of the 2031 LCR Term Loan A and the 2031 LCR Term Loan B. The net loss during the six months ended June 30, 2025 is associated with refinancing activity at C&W.
For additional information concerning our debt repurchases and repayments, see note 9 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit (expense) of ($35 million) and $156 million during the three months ended June 30, 2026 and 2025, respectively, and ($61 million) and $147 million during the six months ended June 30, 2026 and 2025, respectively.
For the three and six months ended June 30, 2026, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, net return-to-provision adjustments, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income and net changes in uncertain tax positions.
For the three and six months ended June 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of permanent differences, such as non-taxable income, jurisdictional rate differences and changes in uncertain tax positions. These beneficial impacts to our effective tax rate were partially offset by the negative effects of the net increase in valuation allowances, effects of permanent differences, such as non-deductible expenses, the inclusion of withholding taxes on cross-border payments and net return-to-provision adjustments. For the three months ended June 30, 2025, our income tax benefit reflects our estimate of global minimum tax, which has been reduced for updated current and forecasted operating results. For the six months ended June 30, 2025, our income tax benefit reflects the net detrimental effects of the inclusion of global minimum tax.
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
For additional information regarding our income taxes, see note 12 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions
Operating income (loss)	$181.2	$(333.0)	$326.4	$(204.9)
Net non-operating expenses	$(157.2)	$(237.8)	$(291.9)	$(483.5)
Income tax benefit (expense)	$(34.6)	$155.7	$(61.3)	$146.6
Net loss	$(10.6)	$(415.1)	$(26.8)	$(541.8)
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

Material Changes in Financial Condition
Sources and Uses of Cash
As of June 30, 2026, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at June 30, 2026. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions see note 9 to our consolidated financial statements included in our 2025 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at June 30, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and corporate subsidiaries (a)	$98.8
Borrowing groups (b):
C&W (c)	501.9
Liberty Puerto Rico	81.8
Liberty Costa Rica	31.6
Total borrowing groups	615.3
Total cash and cash equivalents	$714.1
(a)Represents amounts held by Liberty Latin America, on a standalone basis, and its corporate subsidiaries that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(b)     Represents the aggregate amounts held by the applicable borrowing group.
(c)     Includes $68 million and $36 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
Our corporate liquidity requirements include (i) corporate general and administrative expenses and (ii) other liquidity needs that may arise from time to time. In addition, Liberty Latin America and its corporate subsidiaries may require cash in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions and other investment opportunities, (iv) the repurchase of debt securities, (v) tax payments, (vi) dividend, liquidation or redemption payments associated with the Series A Preference Shares or (vii) any funding requirements of our consolidated subsidiaries.
During the six months ended June 30, 2026, the aggregate value of our share repurchases was $28 million. For additional information regarding our Share Repurchase Program, see note 11 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.

Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its corporate subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
Our ability to service or refinance our debt and, where applicable, to maintain compliance with the leverage covenants in the credit agreements of our borrowing groups is dependent primarily on our ability to maintain covenant EBITDA of our operating subsidiaries, as specified by our subsidiaries’ debt agreements (Covenant EBITDA), and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based and/or maintenance-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Covenant EBITDA of one of our borrowing groups were to decline, our ability to support or obtain additional debt in that borrowing group could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2026, each of our borrowing groups was in compliance with its debt covenants. We do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.
At June 30, 2026, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,534 million, including (i) $422 million that is classified as current in our condensed consolidated balance sheet and (ii) $8,112 million maturing beyond the next 12 months. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2026. Included in the outstanding principal amount of our debt at June 30, 2026 is (i) $381 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $249 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at June 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.4%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at June 30, 2026 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(0.9)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.5)%

Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.9% at June 30, 2026.
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
Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six months ended June 30,
	2026	2025	Change
	in millions
Net cash provided by operating activities	$259.0	$165.8	$93.2
Net cash used by investing activities	(236.4)	(246.9)	10.5
Net cash used by financing activities	(74.3)	(32.2)	(42.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	(26.2)	25.3
Net decrease in cash, cash equivalents and restricted cash	$(52.6)	$(139.5)	$86.9
Operating Activities.The increase in cash provided by operating activities is primarily due to (i) working capital improvements, mostly associated with higher than normal net cash payment activity during the six months ended June 30, 2025, and (ii) an increase in Adjusted OIBDA.
Investing Activities. The cash used by investing activities during the six months ended June 30, 2026 and 2025 primarily relates to capital expenditures, net, as further discussed below.
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

A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2026	2025
	in millions
Property and equipment additions	$289.2	$270.5
Assets acquired under capital-related vendor financing arrangements	(92.8)	(55.4)
Changes in current liabilities related to capital expenditures and other	23.7	20.9
Capital expenditures, net	$220.1	$236.0
The increase in our property and equipment additions during the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to increases in baseline, new build and upgrades, and in product and enablers. During the six months ended June 30, 2026 and 2025, our property and equipment additions represented 13.2% and 12.5% of revenue, respectively.
Financing Activities. During the six months ended June 30, 2026, we used $74 million in cash from financing activities, primarily due to the net effect of (i) $78 million in net debt borrowings, (ii) $53 million in payments related to the LCR NCI Transaction, (iii) $26 million in repurchases of Liberty Latin America Common Shares, (iv) $25 million in distributions to noncontrolling interest owners related to C&W Bahamas and (v) $41 million in payments for financing costs and debt redemption premiums. During the six months ended June 30, 2025, we used $32 million in cash from financing activities, primarily due to the net effect of (i) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas, (ii) $28 million in net debt borrowings and (iii) $26 million in payments for financing costs and debt redemption premiums.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2026 and 2025, see note 5 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 11 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2026	December 31, 2025
Spot rates:
CRC	454.00	497.47
JMD	157.23	159.08

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average rates:
CRC	456.30	506.57	469.65	505.75
JMD	157.15	158.20	156.76	157.35
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At June 30, 2026, we paid a fixed or capped rate of interest on 87% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at June 30, 2026, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $106 million ($145 million).
Liberty Costa Rica Foreign Currency Forward Contracts
Holding all other factors constant, at June 30, 2026, an instantaneous increase (decrease) of 10% in the value of the Costa Rica Colon relative to U.S. dollar would have increased (decreased) the aggregate fair value of the Liberty Costa Rica forward derivative contracts by approximately $19 million ($19 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(16.7)	$(19.1)	$(9.7)	$4.8	$4.8	$6.2	$(29.7)
Other (b)	12.6	7.3	—	—	—	—	19.9
Total	$(4.1)	$(11.8)	$(9.7)	$4.8	$4.8	$6.2	$(9.8)
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
As disclosed in our 2025 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of June 30, 2026.
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
During the quarter, we made the following changes in our internal control over financial reporting:
•completed the simplification and standardization of financial processes, including redesign of controls and implementation of automated preventive controls; and
•completed mandatory control training programs for control owners, which includes validation of data sources and confirmation of the reliability of information used in manual and automated controls.

PART II - OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
Financing Transaction Litigation. On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan 1, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.
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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    Issuer Purchases of Equity Securities
Our Directors have approved the Share Repurchase Program, which authorizes us to repurchase up to a specified dollar value of our Class A common shares and/or Class C common shares through specified dates via open market purchases at prevailing market prices, in privately negotiated transactions, in block trades, derivative transactions and/or through other legally permissible means. The Share Repurchase Program does not obligate us to repurchase any of our Class A or C common shares.
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2026 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2026 through April 30, 2026:
Class A	—	$—	—	(b)
Class C	—	$—	—
May 1, 2026 through May 31, 2026:
Class A	—	$—	—	(b)
Class C	—	$—	—
June 1, 2026 through June 30, 2026:
Class A	0.54	$6.52	0.54	(b)
Class C	1.21	$6.68	1.21
Total – April 1, 2026 through June 30, 2026:
Class A	0.54	$6.52	0.54	(b)
Class C	1.21	$6.68	1.21
(a)Average price paid per share includes direct acquisition costs.
(b)At June 30, 2026, the remaining amount authorized for repurchases under the Share Repurchase Program was $172 million.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    EXHIBITS
Listed below are the exhibits filed as part of this Quarterly Report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Preference Share Designation of the 9.0% Fixed Rate Cumulative Perpetual Redeemable Series A Preference Shares, US$0.01 par value per share, of Liberty Latin America (incorporated by reference to Exhibit 4.1 to Liberty Latin America’s Current Report on Form 8-K filed with the SEC on May 21, 2026 (File No. 001-38335)).

4.2	Memorandum of Increase of 9.0% Fixed Rate Cumulative Perpetual Redeemable Series A Preference Shares of Liberty Latin America.*
10.1
Liberty Latin America 2026 Incentive Plan (Effective June 23, 2026) (incorporated by reference to Appendix A to Liberty Latin America’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2026 (File No. 001-38335)).+

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

LIBERTY LATIN AMERICA LTD.

Dated:	August 5, 2026	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	August 5, 2026	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer