Form 10-Q
period 2026-09-30
Liberty Latin America Ltd.
filed 2026-11-04
CIK 1712184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of outstanding common shares of Liberty Latin America Ltd. as of October 31, 2026 was: 36.7 million Class A; 2.5 million Class B; and 147.1 million Class C.

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

2025 Form 10-K	Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the year ended December 31, 2025
2027 C&W RCF	$156 million Adjusted Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on January 30, 2027
2027 C&W Senior Notes	$735 million aggregate principal amount 6.875% senior notes due September 15, 2027 issued by C&W Senior Finance (redeemed during 2025)
2027 LPR Revolving Credit Facility	$173 million Adjusted Term SOFR + 3.5% revolving credit facility due March 15, 2027 of LPR (repaid in full and terminated in 2026)
2027 LPR Senior Secured Notes	$1.2 billion aggregate principal amount 6.75% senior secured notes due October 15, 2027 issued by LCPR Senior Secured Financing
2028 CWP Term Loan	$435 million principal amount 4.25% term loan facility due January 18, 2028 issued by CWP
2028 LPR Term Loan	$620 million principal amount Adjusted Term SOFR + 3.75% term loan facility due October 15, 2028 issued by LCPR Loan Financing
2029 C&W RCF	$460 million Term SOFR + 3.25% tranche of the C&W Revolving Credit Facility, which expires on April 15, 2029
2029 LPR Senior Secured Notes	$820 million principal amount 5.125% senior secured notes due July 15, 2029 issued by LCPR Senior Secured Financing
2030 LPR Credit Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the (i) 2030 LPR Term Loan 1 and (ii) 2030 LPR Term Loan 2
2030 LPR Joinder and Amendment Agreement	Additional Facility Joinder and Amendment Agreement to the 2030 LPR Credit Agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the 2030 LPR Term Loan 2
2030 LPR RCF Agreement	Credit agreement entered into by the LPR Unrestricted Subsidiary Borrowers that provides for the 2030 LPR Revolving Credit Facility
2030 LPR Revolving Credit Facility	$140 million Term SOFR + 4.25% senior secured revolving credit facility due September 23, 2030 of the LPR Unrestricted Subsidiary Borrowers
2030 LPR Term Loan 1	$260 million principal amount 12.0% senior secured term loan due September 23, 2030 borrowed by the LPR Unrestricted Subsidiary Borrowers
2030 LPR Term Loan 2	$200 million principal amount 12.0% senior secured term loan facility due September 23, 2030, consisting of a $150 million principal amount initial term loan (drawn down as of September 30, 2026) and a $50 million principal amount delayed draw term loan (undrawn as of September 30, 2026), borrowed by the LPR Unrestricted Subsidiary Borrowers
2031 LCR Term Loan A	$45 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2031 LCR Term Loan B	$360 million principal amount 10.875% senior secured term loan due January 15, 2031 borrowed by Liberty Telecomunicaciones; from July 15, 2028 and thereafter, the applicable interest rate will increase by 0.125% per annum for each of the Sustainability Performance Targets (as defined in the credit agreement) not achieved by Liberty Costa Rica by no later than December 31, 2027
2032 C&W Senior Secured Notes	$1.0 billion aggregate principal amount 7.125% senior secured notes due October 15, 2032 issued by Sable International Finance Limited
2033 C&W Senior Notes	$755 million principal amount 9.0% senior notes due January 15, 2033 issued by C&W Senior Finance
2033 LCR Term Loan A	$65 million principal amount Term SOFR + 3.50% term loan due August 14, 2033 borrowed by Liberty Telecomunicaciones

GLOSSARY OF DEFINED TERMS – (Continued)

Adjusted OIBDA	Operating income or loss before share-based compensation and other Employee Incentive Plan-related expense, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration.
Adjusted OIBDA Margin	Adjusted OIBDA divided by revenue
Adjusted Term SOFR	SOFR U.S. dollar denominated loans adjusted as follows: (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period
Amdocs	Amdocs Limited
ARPU	Average monthly subscription revenue per average fixed RGU or mobile subscriber, as applicable
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Acquired Entities	Collectively, Liberty Mobile Inc., Liberty Mobile Puerto Rico Inc. and Liberty Mobile USVI Inc.
B2B	Business-to-business
Board	Liberty Latin America Board of Directors
C&W	Cable & Wireless Communications Limited and its subsidiaries, which comprise the businesses within Liberty Caribbean, C&W Panama and Liberty Networks
C&W Bahamas	The Bahamas Telecommunications Company Limited, a 49%-owned subsidiary of C&W that owns all of our operations in The Bahamas
C&W Credit Facilities	Senior secured credit facilities of certain subsidiaries of C&W comprising the: (i) C&W Term Loan B-7 Facility; (ii) C&W Term Loan B-6 Facility; (iii) C&W Revolving Credit Facility; and (iv) C&W Regional Facilities
C&W Jamaica	Cable & Wireless Jamaica Limited, a 92%-owned subsidiary of C&W
C&W Notes	The senior and senior secured notes of C&W comprising the: (i) 2033 C&W Senior Notes and (ii) 2032 C&W Senior Secured Notes
C&W Panama	Reportable segment for our operations in Panama
C&W Regional Facilities	Primarily comprises credit facilities at CWP, Columbus Communications Trinidad Limited, Columbus Communications Jamaica Limited and Sable International Finance Limited
C&W Revolving Credit Facility	$616 million aggregate revolving credit facility of C&W that comprises two tranches: (i) 2027 C&W RCF; and (ii) 2029 C&W RCF
C&W Senior Finance	C&W Senior Finance Limited, a wholly-owned subsidiary of C&W
C&W Term Loan B-5 Facility	$1.5 billion principal amount Adjusted Term SOFR + 2.25% term loan B-5 facility due January 31, 2028 of C&W (repaid during 2025)
C&W Term Loan B-6 Facility	$590 million principal amount Adjusted Term SOFR + 3.00% term loan B-6 facility due October 15, 2029 of C&W
C&W Term Loan B-7 Facility	$1.5 billion principal amount Term SOFR + 3.25% term loan B-7 facility due January 31, 2032 of C&W
CIP	Construction-in-process
CODM	Chief operating decision maker
CPE	Customer premises equipment
CRC	Costa Rican colón
CWP	Cable & Wireless Panama, S.A., a 49%-owned subsidiary of C&W that owns most of our operations in Panama
CWP Credit Facilities	Credit facilities of CWP comprised of the: (i) 2028 CWP Term Loan and (ii) CWP Revolving Credit Facility
CWP Revolving Credit Facility	$20 million principal amount Adjusted Term SOFR + 3.75% revolving credit facility due January 18, 2027 of CWP
CWSF	Cable & Wireless Superannuation Fund
Directors	Members of Liberty Latin America’s Board

GLOSSARY OF DEFINED TERMS – (Continued)

DTH	Direct-to-home
Employee Incentive Plan	Collectively refers to the Liberty Latin America Ltd. 2018 Incentive Plan and the Liberty Latin America Ltd. 2026 Incentive Plan
EPS	Earnings or loss per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
Executives	Liberty Latin America’s Principal Executive Officer and Principal Financial Officer
FASB	Financial Accounting Standards Board
FCC	United States Federal Communications Commission
FCPA	United States Foreign Corrupt Practices Act of 1977, as amended
FX	Foreign currency translation effects
IT	Information technology
JMD	Jamaican Dollar
LCPR	Liberty Communications of Puerto Rico LLC
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

LCR Credit Facilities	Senior secured credit facilities of Liberty Telecomunicaciones comprised of the: (i) 2031 LCR Term Loan A; (ii) 2031 LCR Term Loan B; (iii) 2033 LCR Term Loan A; and (iv) LCR Revolving Credit Facility
LCR NCI Transaction	Agreement signed in August 2024 whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest of Liberty Telecomunicaciones.
LCR Revolving Credit Facility	$60 million Term SOFR + 4.25% revolving credit facility due January 15, 2028 of Liberty Telecomunicaciones
Liberty Caribbean	Reportable segment that includes all subsidiaries of C&W, excluding those within our C&W Panama and Liberty Networks segments
Liberty Communications PR	Liberty Communications PR Holding LP and its subsidiaries, which include LCPR and Liberty Mobile and its subsidiaries (includes a 96%-owned entity in USVI)
Liberty Costa Rica	Reportable segment comprising Liberty Telecomunicaciones and its subsidiaries
Liberty Latin America Common Shares	Collectively, Class A, Class B and Class C common shares of Liberty Latin America
Liberty Mobile	Liberty Mobile Inc. and its subsidiaries
Liberty Networks	Reportable segment comprising our managed services and wholesale business, which primarily operates through our subsea and terrestrial fiber optic cable networks; the segment comprises certain subsidiaries of C&W
Liberty Puerto Rico	Reportable segment comprising Liberty Communications PR, which has operations in Puerto Rico and USVI
Liberty Servicios	Liberty Servicios Fijos LY, S.A., previously a subsidiary of LBT CT Communications, S.A., was merged into Liberty Telecomunicaciones on April 1, 2025
Liberty Telecomunicaciones	Liberty Telecomunicaciones de Costa Rica LY, S.A., an indirectly 88.5%-owned subsidiary in Costa Rica, and its subsidiary
LMPR	Liberty Mobile Puerto Rico Inc., a wholly-owned subsidiary, which, together with its subsidiaries, represents the mobile operating business of Liberty PR in Puerto Rico
LPR Credit Facilities	Senior secured credit facilities of the LPR Unrestricted Subsidiary Borrowers comprising the: (i) 2030 LPR Term Loan 1, (ii) 2030 LPR Term Loan 2 and (iii) 2030 LPR Revolving Credit Facility

GLOSSARY OF DEFINED TERMS – (Continued)

LPR Senior Secured Notes	Senior secured notes of Liberty Puerto Rico comprising the: (i) 2029 LPR Senior Secured Notes and (ii) 2027 LPR Senior Secured Notes
LPR Unrestricted Subsidiary Borrowers	Collectively, Emerald Wave 3 LLC, Emerald Mobile Network 2 LLC and Emerald Network 3 LLC, each an indirect wholly-owned subsidiary of Liberty Communications PR
LPR Unrestricted Subsidiary Guarantors	Entities party to the 2030 LPR Credit Agreement as guarantors of the obligations of the LPR Unrestricted Subsidiary Borrowers thereunder, each of which guarantees, on a senior secured basis, the obligations under the 2030 LPR Credit Agreement and grants security interests in substantially all of its assets, including, among other things, fixed network assets and spectrum.
LTVP	Long-term Value Plan that represents a component of the Employee Incentive Plan whereby employees receive a fixed-value award that vests annually over three years and can be settled in either common shares or cash at the discretion of Liberty Latin America's Compensation Committee.
OBBBA	The One Big Beautiful Bill Act
OFAC	Office of Foreign Assets Control
Preference Share Designation	Document governing the terms, including the rights and preferences, of the Series A Preference Shares
PSARs	Performance-based stock appreciation rights
PSUs	Performance-based restricted stock units
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
RCF	Revolving credit facility
RGU	Revenue generating unit
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Series A Preference Shares	9.0% fixed rate cumulative perpetual redeemable Series A preference shares of Liberty Latin America
Share Repurchase Program	Program approved by our Directors that authorizes us to repurchase up to a specified aggregate dollar value of our Class A common shares and/or Class C common shares through specified dates.
SOFR	Reference rate based on secured overnight financing rate administered by the Federal Reserve Bank of New York
Term SOFR	Forward-looking term rate based on SOFR as published by CME Group Benchmark Administration Limited
Tower Transactions	Transactions associated with certain of our mobile towers across various markets that (i) have terms of 15 or 20 years and did not meet the criteria to be accounted for as a sale and leaseback and (ii) also include "build to suit" sites that we are obligated to construct generally over the next 3 years. The total weighted average imputed interest rate of the financial liabilities associated with these transactions is approximately 8%.
Unrestricted Subsidiaries	A group of entities consisting of the LPR Unrestricted Subsidiary Borrowers and the LPR Unrestricted Subsidiary Guarantors that, pursuant to the terms governing the LPR Senior Secured Notes and LPR Credit Facilities, have been designated as and are considered “Unrestricted Subsidiaries”.
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States
USVI	The U.S. Virgin Islands
VAT	Value-added taxes
Weather Derivatives	Weather derivative contracts that provide coverage for certain weather-related events
XCD	Eastern Caribbean Dollar
WOW	WOW TEL Holding, S.A.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$546.2	$783.9
Trade receivables, net	679.4	653.6
Prepaid expenses	114.9	79.8
Current notes receivable, net	162.0	133.0
Current contract assets	109.8	124.0
Other current assets, net	549.9	471.9
Total current assets	2,162.2	2,246.2

Goodwill	3,059.3	3,007.5
Property and equipment, net	3,731.0	3,847.8
Intangible assets not subject to amortization	1,319.3	1,319.3
Intangible assets subject to amortization, net	335.5	361.0
Other assets, net	1,588.8	1,444.1
Total assets	$12,196.1	$12,225.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(unaudited)

	September 30, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$342.9	$384.6
Current portion of deferred revenue	120.4	127.4
Current portion of debt and finance lease obligations	402.4	408.8
Accrued interest	150.2	150.1
Accrued payroll and employee benefits	96.0	102.4
Current portion of operating lease liabilities	90.8	95.0
Other accrued and current liabilities	727.2	709.6
Total current liabilities	1,929.9	1,977.9

Long-term debt and finance lease obligations	8,031.3	7,870.4
Deferred tax liabilities	410.7	411.6
Deferred revenue	88.7	81.9
Other long-term liabilities	817.0	820.6
Total liabilities	11,277.6	11,162.4

Commitments and contingencies

Equity:
Liberty Latin America shareholders:
Class A common shares, $0.01 par value; 500.0 million shares authorized; 56.2 million and 36.8 million shares issued and outstanding, respectively, at September 30, 2026; 54.7 million and 38.9 million shares issued and outstanding, respectively, at December 31, 2025	0.6	0.5
Class B common shares, $0.01 par value; 50.0 million shares authorized; 2.5 million shares issued and outstanding at September 30, 2026; 2.4 million shares issued and outstanding at December 31, 2025	—	—
Class C common shares, $0.01 par value; 500.0 million shares authorized; 199.9 million and 150.7 million shares issued and outstanding, respectively, at September 30, 2026; 195.2 million and 158.7 million shares issued and outstanding, respectively, at December 31, 2025	2.0	2.0
Series A Preference Shares; $0.01 par value; 21.0 million shares authorized; 20.1 million shares issued and outstanding at September 30, 2026 and nil shares issued and outstanding at December 31, 2025; liquidation value of $505.3 million at September 30, 2026	0.2	—
Undesignated preference shares, $0.01 par value; 29.0 million shares authorized; nil shares issued and outstanding at each period	—	—
Treasury shares, at cost; 68.6 million and 52.4 million shares, respectively	(567.8)	(448.9)
Additional paid-in capital	5,363.8	5,368.9
Accumulated deficit	(4,371.2)	(4,242.3)
Accumulated other comprehensive earnings (loss), net of taxes	17.2	(124.6)
Total Liberty Latin America shareholders	444.8	555.6
Noncontrolling interests	473.7	507.9
Total equity	918.5	1,063.5
Total liabilities and equity	$12,196.1	$12,225.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions, except per share amounts
Revenue	$1,117.4	$1,112.5	$3,302.8	$3,282.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	233.6	247.6	698.1	712.6
Other operating costs and expenses	442.7	446.5	1,366.9	1,377.4
Depreciation and amortization	240.1	213.6	683.3	659.9
Impairment, restructuring and other operating items, net	19.9	17.3	47.0	550.2
	936.3	925.0	2,795.3	3,300.1
Operating income (loss)	181.1	187.5	507.5	(17.4)
Non-operating expense:
Interest expense	(175.2)	(164.3)	(507.3)	(488.0)
Realized and unrealized gains (losses) on derivative instruments, net	64.9	(9.6)	70.2	(97.2)
Foreign currency transaction gains (losses), net	(19.0)	(8.8)	36.0	(46.0)
Losses on debt extinguishments, net	—	—	(2.3)	(14.4)
Other income (expense), net	(83.7)	7.0	(101.5)	(13.6)
	(213.0)	(175.7)	(504.9)	(659.2)
Earnings (loss) before income taxes	(31.9)	11.8	2.6	(676.6)
Income tax benefit (expense)	(23.9)	4.1	(85.2)	150.7
Net earnings (loss)	(55.8)	15.9	(82.6)	(525.9)
Net earnings attributable to noncontrolling interests	(15.1)	(12.6)	(35.0)	(30.5)
Net earnings (loss) attributable to Liberty Latin America shareholders	$(70.9)	$3.3	$(117.6)	$(556.4)

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America common shareholders	$(0.42)	$0.02	$(0.66)	$(2.79)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Net earnings (loss)	$(55.8)	$15.9	$(82.6)	$(525.9)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	0.6	6.0	66.6	22.4
Reclassification adjustments included in net earnings (loss)	1.4	0.3	3.5	1.5
Pension-related adjustments and other, net	75.1	(0.7)	71.4	0.8
Other comprehensive earnings	77.1	5.6	141.5	24.7
Comprehensive earnings (loss)	21.3	21.5	58.9	(501.2)
Comprehensive earnings attributable to noncontrolling interests	(15.5)	(12.5)	(34.7)	(32.4)
Comprehensive earnings (loss) attributable to Liberty Latin America shareholders	$5.8	$9.0	$24.2	$(533.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Latin America shareholders									Non-controlling interests	Total equity
	Common shares			Treasury Stock	Series A Preference Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at July 1, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,345.6	$(4,190.8)	$(137.1)	$576.0	$513.6	$1,089.6
Net earnings	—	—	—	—	—	—	3.3	—	3.3	12.6	15.9
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	5.7	5.7	(0.1)	5.6
Share-based compensation	—	—	—	—	—	11.6	—	—	11.6	—	11.6
Exercise of capped call option contracts	—	—	—	(2.3)	—	2.2	—	—	(0.1)	—	(0.1)
Balance at September 30, 2025	$0.5	$—	$1.9	$(446.4)	$—	$5,359.4	$(4,187.5)	$(131.4)	$596.5	$526.1	$1,122.6

Balance at January 1, 2025	$0.5	$—	$1.9	$(444.1)	$—	$5,315.6	$(3,631.1)	$(154.2)	$1,088.6	$505.0	$1,593.6
Net earnings (loss)	—	—	—	—	—	—	(556.4)	—	(556.4)	30.5	(525.9)
Other comprehensive earnings	—	—	—	—	—	—	—	22.8	22.8	1.9	24.7
Noncash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Share-based compensation	—	—	—	—	—	41.6	—	—	41.6	—	41.6
Exercise of capped call option contracts and other	—	—	—	(2.3)	—	2.2	—	—	(0.1)	(0.4)	(0.5)
Balance at September 30, 2025	$0.5	$—	$1.9	$(446.4)	$—	$5,359.4	$(4,187.5)	$(131.4)	$596.5	$526.1	$1,122.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(unaudited)

	Liberty Latin America shareholders									Non-controlling interests	Total equity
	Common shares			Treasury Stock	Series A Preference Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Total Liberty Latin America shareholders
	Class A	Class B	Class C
	in millions
Balance at July 1, 2026	$0.6	$—	$2.0	$(476.9)	$0.2	$5,350.7	$(4,289.0)	$(59.5)	$528.1	$465.1	$993.2
Net earnings (loss)	—	—	—	—	—	—	(70.9)	—	(70.9)	15.1	(55.8)
Other comprehensive earnings	—	—	—	—	—	—	—	76.7	76.7	0.4	77.1
Repurchase of Liberty Latin America common shares	—	—	—	(90.9)	—	—	—	—	(90.9)	—	(90.9)
Dividend on Series A Preference Shares	—	—	—	—	—	—	(11.3)	—	(11.3)	—	(11.3)
Share-based compensation	—	—	—	—	—	6.9	—	—	6.9	—	6.9
Other	—	—	—	—	—	6.2	—	—	6.2	(6.9)	(0.7)
Balance at September 30, 2026	$0.6	$—	$2.0	$(567.8)	$0.2	$5,363.8	$(4,371.2)	$17.2	$444.8	$473.7	$918.5

Balance at January 1, 2026	$0.5	$—	$2.0	$(448.9)	$—	$5,368.9	$(4,242.3)	$(124.6)	$555.6	$507.9	$1,063.5
Net earnings (loss)	—	—	—	—	—	—	(117.6)	—	(117.6)	35.0	(82.6)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	141.8	141.8	(0.3)	141.5
Repurchase of Liberty Latin America common shares	—	—	—	(118.9)	—	—	—	—	(118.9)	—	(118.9)
Cash distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(25.5)	(25.5)
Payment related to the LCR NCI Transaction	—	—	—	—	—	(47.8)	—	—	(47.8)	(36.5)	(84.3)
Dividend on Series A Preference Shares	—	—	—	—	—	—	(11.3)	—	(11.3)	—	(11.3)
Issuance of Series A Preference Shares	—	—	—	—	0.2	(0.2)	—	—	—	—	—
Share-based compensation	0.1	—	—	—	—	38.0	—	—	38.1	—	38.1
Other	—	—	—	—	—	4.9	—	—	4.9	(6.9)	(2.0)
Balance at September 30, 2026	$0.6	$—	$2.0	$(567.8)	$0.2	$5,363.8	$(4,371.2)	$17.2	$444.8	$473.7	$918.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2026	2025
	in millions
Cash flows from operating activities:
Net loss	$(82.6)	$(525.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	40.2	46.6
Depreciation and amortization	683.3	659.9
Impairments and other non-cash activity, net	96.7	502.4
Amortization of debt financing costs, premiums and discounts, net	25.7	22.0
Realized and unrealized losses (gains) on derivative instruments, net	(70.2)	97.2
Foreign currency transaction losses (gains), net	(36.0)	46.0
Losses on debt extinguishments, net	2.3	14.4
Deferred income tax expense (benefit)	1.6	(260.3)
Changes in operating assets and liabilities	(217.0)	(258.3)
Net cash provided by operating activities	444.0	344.0

Cash flows from investing activities:
Capital expenditures, net	(360.9)	(358.2)
Other investing activities, net	(32.1)	(59.4)
Net cash used by investing activities	$(393.0)	$(417.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY LATIN AMERICA LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(unaudited)

	Nine months ended September 30,
	2026	2025
	in millions
Cash flows from financing activities:
Borrowings of debt	$570.1	$1,722.5
Payments of principal amounts of debt and finance lease obligations	(546.7)	(1,606.5)
Repurchase of Liberty Latin America common shares	(117.3)	—
Payment of financing costs and debt redemption premiums	(54.2)	(48.4)
Payment related to the LCR NCI Transaction	(52.7)	—
Distributions to noncontrolling interest owners	(25.5)	(29.1)
Dividend on Series A Preference Shares	(11.3)	—
Net cash received related to derivative instruments	—	18.8
Other financing activities, net	(9.5)	(4.1)
Net cash provided (used) by financing activities	(247.1)	53.2

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.9)	(36.8)

Net decrease in cash, cash equivalents and restricted cash	(203.0)	(57.2)

Cash, cash equivalents and restricted cash:
Beginning of period	800.0	670.3
End of period	$597.0	$613.1

Cash paid for interest	$470.5	$439.8
Net cash paid for taxes	$93.5	$122.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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
Unless otherwise indicated, ownership percentages are calculated as of September 30, 2026.
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
Liquidity
Within 12 months from the issuance of these condensed consolidated financial statements, in October 2027, the $1,161 million principal amount of the 2027 LPR Senior Secured Notes will be due and payable by LCPR Senior Secured Financing. The proceeds of the 2027 LPR Senior Secured Notes were on-lent by LCPR Senior Secured Financing to certain entities within our Liberty Puerto Rico borrowing group, and the related senior secured proceeds loan will be due and payable at the same time that the 2027 LPR Senior Secured Notes become due and payable.
The Company and our Liberty Puerto Rico borrowing group have respectively engaged advisors and are in discussions with the creditors of LCPR Senior Secured Financing and LCPR Loan Financing, and their respective advisors, in relation to

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
managing the liabilities arising from the senior secured proceeds loans made by such entities to the Liberty Puerto Rico borrowing group, including the senior secured proceeds loan relating to the 2027 LPR Senior Secured Notes.
As of November 4, 2026, these discussions have not resulted in an agreement between the parties, and the position of the relevant entities within the Liberty Puerto Rico borrowing group with respect to their debt and our position with respect to our equity interests in such entities remain uncertain. If an agreement is not reached before the maturity of the 2027 LPR Senior Secured Notes and the 2027 LPR Senior Secured Notes are not repaid in full, those creditors may seek to instruct LCPR Senior Secured Financing and LCPR Loan Financing to enforce their respective security interests over 100% of the equity in certain entities within the Liberty Puerto Rico borrowing group pursuant to the terms of the 2027 LPR Senior Secured Notes, the 2029 LPR Senior Secured Notes, the 2028 LPR Term Loan and the related senior secured proceeds loans, which would result in a loss of control and deconsolidation of those entities from our consolidated financial statements.
The indebtedness of our other borrowing groups do not contain cross-default or cross-acceleration provisions to the indebtedness of the Liberty Puerto Rico borrowing group. As such, a default with respect to the 2027 LPR Senior Secured Notes, the 2029 LPR Senior Secured Notes, the 2028 LPR Term Loan and the related senior secured proceeds loans would not result in the acceleration of debt obligations of our other borrowing groups or Liberty Latin America’s ability to service its own obligations.
Management has evaluated the potential impact on Liberty Latin America if an agreement with the applicable creditors is not reached and certain entities within the Liberty Puerto Rico borrowing group are deconsolidated. Based on the structure of our borrowing groups, the absence of any cross-default or cross-acceleration provisions between them, and the fact that the indebtedness of the Liberty Puerto Rico borrowing group is non-recourse to, and is not guaranteed by, the Company or our other borrowing groups, management does not expect such an outcome to impair Liberty Latin America’s ability to continue to operate or meet its obligations as they become due.
(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes
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
Recent Accounting Pronouncements
ASU 2024-03
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires more detailed disclosure in the notes to the financial statements about the types of expenses in commonly presented expense captions. In each annual and interim reporting period, entities are required to (i) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each expense line item within continuing operations that is presented on the statement of operations, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in each expense line item within continuing operations that are not separately quantified and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
December 15, 2027, with early adoption permitted, as clarified in ASU 2025-01. We are currently evaluating the impact this standard will have on our consolidated financial statements.
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
Non-recurring Fair Value Measurements
Fair value measurements may also be used for purposes of non-recurring valuations performed in connection with our acquisition accounting and impairment assessments. During the three and nine months ended September 30, 2026, we did not perform any such non-recurring valuations. During the three and nine months ended September 30, 2025, we performed non-recurring valuations in connection with certain impairment assessments at Liberty Puerto Rico, as further discussed below.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
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
(4)    Current Expected Credit Losses
The aggregate changes in our allowance for expected credit losses associated with our trade receivables, and current and long-term notes receivables are set forth below:

	Nine months ended September 30,
	2026	2025
	in millions
Balance at beginning of period	$173.0	$157.2
Provision for expected losses, net	63.7	77.8
Write-offs, net of recoveries	(119.5)	(74.2)
Foreign currency translation adjustments	2.7	1.1
Balance at end of period	$119.9	$161.9

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
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
The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2026			December 31, 2025
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets – Interest rate derivative contracts (b)	$39.7	$60.7	$100.4	$44.2	$28.2	$72.4

Liabilities (b):
Interest rate derivative contracts	$7.1	$—	$7.1	$7.2	$46.8	$54.0
Foreign currency forward contracts	9.9	1.7	11.6	5.1	—	5.1
Total	$17.0	$1.7	$18.7	$12.3	$46.8	$59.1
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
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Interest rate derivative contracts	$73.9	$(0.4)	$111.0	$(68.3)
Foreign currency forward contracts	(0.8)	(2.6)	(14.7)	(6.1)
Weather Derivatives	(8.2)	(6.6)	(26.1)	(22.8)
Total	$64.9	$(9.6)	$70.2	$(97.2)

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments:

	Nine months ended September 30,
	2026	2025
	in millions
Operating activities	$(4.2)	$(11.5)
Investing activities	(3.4)	(1.3)
Financing activities	—	18.8
Total	$(7.6)	$6.0
Counterparty Credit Risk
We are exposed to the risk that the counterparties to the derivative instruments of our borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral has not been posted by either party under the derivative instruments of our borrowing groups. At September 30, 2026, our exposure to counterparty credit risk associated with our derivative instruments, as set forth in the assets and liabilities table above, included derivative assets with an aggregate fair value of $93 million.
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
Interest Rate Swaps
We enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At September 30, 2026, our C&W borrowing group had an outstanding notional amount of $3,630 million due from our counterparties under interest rate swap contracts, which includes forward-starting derivative instruments, certain interest rate swap contracts with an embedded floor of 0%, and certain interest rate swap contracts where the counterparty has the right to cancel at a certain date in the future, and the related weighted average remaining contractual life was 4.3 years.
Basis Swaps
Basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At September 30, 2026, our C&W borrowing group had an outstanding notional amount of $1,180 million due from our counterparties under basis swap contracts, which includes forward-starting derivative instruments, and the related weighted average remaining contractual life was 0.2 years.
Foreign Currency Forward Contracts
We enter into foreign currency forward contracts with respect to non-functional currency exposure. At September 30, 2026, our Liberty Costa Rica borrowing group had foreign currency forward contracts with total notional amounts due from and to counterparties of $218 million and CRC 107 billion, respectively, with a weighted average remaining contractual life of 0.8 years.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
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
Based on the results of our impairment test over intangible assets not subject to amortization and impairment test over goodwill, if, among other factors, (i) our equity values were to decline significantly, (ii) we were to experience additional adverse impacts associated with macroeconomic factors, including increases in our estimated weighted average cost of capital, or (iii) the adverse impacts stemming from competition, economic, regulatory or other factors were to cause our results of operations or cash flows to be worse than currently anticipated, we could conclude in future periods that additional impairment charges of certain reporting units are required in order to reduce the carrying values of goodwill and intangible assets not subject to amortization. Any such impairment charges could be significant.
Goodwill
Changes in the carrying amount of our goodwill are set forth below:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Costa Rica	Total
	in millions
January 1, 2026	$1,207.9	$617.1	$669.3	$513.2	$3,007.5
Foreign currency translation adjustments	0.2	—	4.3	47.3	51.8
September 30, 2026	$1,208.1	$617.1	$673.6	$560.5	$3,059.3
Our accumulated goodwill impairments were $3,300 million at each of September 30, 2026 and December 31, 2025.
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2026	December 31, 2025
	in millions
Distribution systems	$4,976.3	$5,280.3
Support equipment and buildings	1,197.6	1,403.2
CPE	802.3	965.4
	6,976.2	7,648.9
Accumulated depreciation	(3,609.3)	(4,105.2)
Total depreciable assets	3,366.9	3,543.7
CIP and land	364.1	304.1
Total property and equipment, net	$3,731.0	$3,847.8
During the nine months ended September 30, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements aggregating to $126 million and $89 million, respectively.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
Intangible Assets Not Subject to Amortization
The details of our intangible assets not subject to amortization are set forth below:

	September 30, 2026	December 31, 2025
	in millions
Spectrum licenses	$777.5	$777.5
Cable television franchise rights and other	541.8	541.8
Total intangible assets not subject to amortization	$1,319.3	$1,319.3
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization are set forth below:

	September 30, 2026	December 31, 2025
	in millions
Customer relationships	$468.7	$616.4
Licenses and other	334.0	299.9
	802.7	916.3
Accumulated amortization	(467.2)	(555.3)
Total intangible assets subject to amortization, net	$335.5	$361.0
(7)    Investments
WOW
During February 2021, we acquired a minority interest in WOW, primarily a broadband internet service provider in Peru. We account for our investment in WOW as an equity method investment. As of September 30, 2026, our investment in WOW, including shares and certain loans, totaled $87 million, which represents an equity ownership percentage of just under 50%. Our share of WOW losses for the three and nine months ended September 30, 2026 and 2025 was not material to the consolidated financial statements.
During July 2026, we entered into an agreement to sell our minority interest in WOW, with the transaction expected to be finalized within the next 12 months, subject to regulatory approval.
(8)    Operating Leases
The following table provides details of our operating lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Operating lease expense:
Operating lease cost	$36.5	$31.6	$109.3	$98.4
Short-term lease cost	3.8	5.0	13.2	16.4
Total operating lease expense	$40.3	$36.6	$122.5	$114.8
Our operating lease expense is included in facility, provision, franchise and other expense within other operating costs and expenses in our condensed consolidated statements of operations.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
Certain other details of our operating leases are set forth in the tables below:

	September 30, 2026	December 31, 2025
	in millions
Operating lease right-of-use assets	$555.2	$470.4
Operating lease liabilities:
Current	$90.8	$95.0
Long-term	504.0	423.6
Total operating lease liabilities	$594.8	$518.6

Weighted-average remaining lease term	8.0 years	6.6 years

Weighted-average discount rate	9.9%	8.6%

	Nine months ended September 30,
	2026	2025
	in millions
Operating cash outflows related to operating leases	$113.0	$108.7
Right-of-use assets obtained in exchange for new operating lease liabilities (a)	$148.3	$53.6
(a)Represents non-cash transactions associated with operating leases entered into during the period.
Our operating lease right-of-use assets are included in other assets, net, and our long-term operating lease liabilities are included in other long-term liabilities, respectively, in our condensed consolidated balance sheets.
Maturities of Operating Leases
Maturities of our operating lease liabilities as of September 30, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents (in millions) based on September 30, 2026 exchange rates.

Years ending December 31:
2026 (remainder of year)	$36.3
2027	136.1
2028	125.9
2029	112.5
2030	95.5
Thereafter	372.3
Total operating lease liabilities on an undiscounted basis	878.6
Present value discount	(283.8)
Present value of operating lease liabilities	$594.8

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
(9)    Debt and Finance Lease Obligations
The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2026			Estimated fair value (c)		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	US $ equivalent	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

		in millions
C&W Notes	7.93%	—	$—	$1,705.5	$1,793.8	$1,755.0	$1,755.0
C&W Credit Facilities (d)	6.55%	(e)	644.0	2,551.7	2,603.7	2,625.4	2,646.2
LPR Senior Secured Notes	6.08%	—	—	1,106.6	1,285.5	1,981.0	1,981.0
2028 LPR Term Loan	7.75%	—	—	344.9	400.7	620.0	620.0
LPR Credit Facilities	12.00%	190.0	190.0	400.0	200.0	410.0	208.0
2027 LPR Revolving Credit Facility	—%	—	—	—	31.1	—	56.5
LCR Credit Facilities	10.24%	26.0	26.0	516.7	538.0	504.0	515.0
Vendor financing, Tower Transactions and other (f) (g)	8.59%	—	—	611.0	568.1	611.0	568.1
Total debt before premiums, discounts and deferred financing costs	7.44%		$860.0	$7,236.4	$7,420.9	$8,506.4	$8,349.8
The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and finance lease obligations:

	September 30, 2026	December 31, 2025
	in millions
Total debt before premiums, discounts and deferred financing costs	$8,506.4	$8,349.8
Premiums, discounts and deferred financing costs, net	(80.6)	(79.3)
Total carrying amount of debt	8,425.8	8,270.5
Finance lease obligations	7.9	8.7
Total debt and finance lease obligations	8,433.7	8,279.2
Less: Current maturities of debt and finance lease obligations	(402.4)	(408.8)
Long-term debt and finance lease obligations	$8,031.3	$7,870.4
(a)Represents the weighted average interest rate in effect at September 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented generally represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2026, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, both before and after completion of the September 30, 2026 compliance reporting requirements. At September 30, 2026, except as may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors, there were no restrictions on the respective subsidiary’s ability to upstream cash from this availability to Liberty Latin America or its subsidiaries or other equity holders.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
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
(f)Includes Tower Transactions associated with certain of our mobile towers across various markets. The Tower Transactions did not meet the criteria to be accounted for as a sale and leaseback. The proceeds from the Tower Transactions are recorded as a financial liability and the associated tower assets remain on our condensed consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, we received proceeds of $4 million and nil, respectively, related to the Tower Transactions, which are included in borrowings of debt in our condensed consolidated statements of cash flows.
(g)Includes $358 million and $306 million at September 30, 2026 and December 31, 2025, respectively, owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our operating expenses and property and equipment additions. These obligations are generally due within one year, other than for certain licensing arrangements that are generally due over the term of the related license, and include VAT that was paid on our behalf by the vendor. Our operating expenses include $194 million and $154 million for the nine months ended September 30, 2026 and 2025, respectively, that were financed by an intermediary and are reflected on the borrowing date as a cash outflow within net cash provided or used by operating activities and a cash inflow within net cash provided or used by financing activities in our condensed consolidated statements of cash flows. Repayments of vendor financing obligations are included in payments of principal amounts of debt and finance lease obligations in our condensed consolidated statements of cash flows.
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
September 30, 2026
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
Financing Activity
During the nine months ended September 30, 2026 and 2025, borrowings related to significant credit facilities we drew down, entered into or amended, are as follows:

Period	Borrowing group/ Borrower	Instrument	Issued at	Maturity	Interest rate	Amount borrowed (a)	Non-cash component
						in millions
2026	C&W	C&W Regional Facilities	N/A	November 25, 2026	Adjusted Term SOFR + 2.00%	$10.0	$—
2026	C&W	2027 C&W RCF	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$3.8	$—
2026	C&W	2029 C&W RCF	N/A	April 15, 2029	Term SOFR + 3.25%	$11.2	$—
2026	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$29.7	$—
2026	Liberty Puerto Rico	2030 LPR Revolving Credit Facility	N/A	September 23, 2030	Term SOFR + 4.25%	$86.2	$10.0
2026	Liberty Puerto Rico	2030 LPR Term Loan 1	96%	September 23, 2030	12.00%	$50.0	$—
2026	Liberty Puerto Rico	2030 LPR Term Loan 2	100%	September 23, 2030	12.00%	$150.0	$—
2026	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$40.0	$—

2025	C&W	2027 C&W RCF (b)	N/A	January 30, 2027	Adjusted Term SOFR + 3.25%	$95.5	$—
2025	C&W	2029 C&W RCF (b)	N/A	April 15, 2029	Term SOFR + 3.25%	$178.5	$—
2025	C&W	C&W Term Loan B-7 Facility	99.5%	January 31, 2032	Term SOFR + 3.25%	$1,522.4	$1,510.0
2025	C&W	2033 C&W Senior Notes	100%	January 15, 2033	9.00%	$755.0	$—
2025	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	N/A	March 15, 2027	Adjusted Term SOFR + 3.50%	$226.1	$—
2025	Liberty Puerto Rico	2030 LPR Term Loan 1	96%	September 23, 2030	12.00%	$200.0	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	N/A	January 15, 2028	Term SOFR + 4.25%	$61.3	$—
2025	Liberty Costa Rica	2033 LCR Term Loan A	100%	August 14, 2033	Adjusted Term SOFR + 3.50%	$32.5	$—
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
During the nine months ended September 30, 2026 and 2025, we made certain repurchases or repayments on the following debt instruments:

Period	Borrowing group / Borrower	Instrument	Redemption price	Principal amount redeemed	Non-cash component
				in millions
2026	C&W	2027 C&W RCF (a)	100%	$3.8	$—
2026	C&W	2029 C&W RCF (a)	100%	$11.2	$—
2026	C&W	C&W Regional Facilities	100%	$30.5	$—
2026	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	100%	$86.2	$—
2026	Liberty Puerto Rico	2030 LPR Revolving Credit Facility	100%	$86.2	$10.0
2026	Liberty Costa Rica	2031 LCR Term Loan A	100%	$5.0	$—
2026	Liberty Costa Rica	2031 LCR Term Loan B	103%	$40.0	$—
2026	Liberty Costa Rica	LCR Revolving Credit Facility	100%	$6.1	$—

2025	C&W	2027 C&W RCF (a)	100%	$88.2	$—
2025	C&W	2029 C&W RCF (a)	100%	$215.8	$—
2025	C&W	2027 C&W Senior Notes	100.859%	$735.0	$—
2025	C&W	C&W Term Loan B-5 Facility	100%	$1,510.0	$1,510.0
2025	C&W	C&W Regional Facilities	100%	$30.5	$—
2025	Liberty Puerto Rico	2027 LPR Revolving Credit Facility	100%	$219.6	$—
2025	Liberty Costa Rica	LCR Revolving Credit Facility	100%	$35.6	$—
(a)The 2027 C&W RCF and the 2029 C&W RCF compose the C&W Revolving Credit Facility.
Maturities of Debt
Maturities of our debt as of September 30, 2026 are presented below. Amounts presented below represent U.S. dollar equivalents based on September 30, 2026 exchange rates:

	C&W	Liberty Puerto Rico	Liberty Costa Rica	Liberty Latin America (a)	Consolidated
	in millions
Years ending December 31:
2026 (remainder of year)	$211.8	$3.2	$34.0	$0.7	$249.7
2027	155.3	1,163.8	—	0.8	1,319.9
2028	494.6	621.6	—	—	1,116.2
2029	597.7	820.7	—	—	1,418.4
2030	8.0	410.8	—	—	418.8
Thereafter	3,476.0	37.4	470.0	—	3,983.4
Total debt maturities	4,943.4	3,057.5	504.0	1.5	8,506.4
Premiums, discounts and deferred financing costs, net	(37.8)	(33.1)	(9.7)	—	(80.6)
Total debt	$4,905.6	$3,024.4	$494.3	$1.5	$8,425.8
Current portion	$359.0	$5.2	$34.0	$1.5	$399.7
Long-term portion	$4,546.6	$3,019.2	$460.3	$—	$8,026.1
(a)Represents the aggregate amount held by subsidiaries of Liberty Latin America that are outside our borrowing groups.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
(10)    Unfulfilled Performance Obligations
We enter into certain long-term (i) capacity contracts with customers where the customer either pays a fixed fee over time or prepays for the capacity upfront and pays a portion related to operating and maintenance of the network over time and (ii) contracts with customers related to the construction of subsea cable systems where we recognize revenue over time, generally using an output method. With respect to long-term prepaid contracts, we assess whether such contracts contain a significant financing component. If the financing component is significant, interest expense is accreted over the life of the contract using the effective interest method. The revenue associated with prepaid contracts is deferred and generally recognized on a straight-line basis over the life of the contract. As of September 30, 2026, we have approximately $395 million of unfulfilled performance obligations relating to our long-term contracts that generally will be recognized as revenue over an average remaining life of five years.
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
During the three months ended September 30, 2026, we repurchased 0.9 million and 10.3 million Class A and Class C common shares, respectively. During the nine months ended September 30, 2026, we repurchased 2.2 million and 12.7 million Class A and Class C common shares, respectively. At September 30, 2026, the remaining amount authorized for share repurchases under the Share Repurchase Program was $81 million. During the three months ended September 30, 2025, we exercised some of our rights pursuant to the capped call option contracts, which resulted in 0.3 million shares being effectively repurchased and reflected in Treasury Stock at September 30, 2025.
LCR NCI Transaction
During August 2024, we entered into an agreement with the noncontrolling interest owner of Liberty Costa Rica whereby we agreed to acquire an additional 8.5% of the remaining noncontrolling interest on January 30, 2026 for an aggregate cash consideration of approximately $84 million, of which $53 million was paid during the first quarter of 2026. The remaining consideration, due on January 29, 2027, is comprised of CRC 8 billion ($18 million) and $15 million, which is reflected within other accrued and current liabilities in our condensed consolidated balance sheet at September 30, 2026.
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
September 30, 2026
(unaudited)
September 15, and December 15 of each year, commencing with September 15, 2026 (or, if such date is not a business day, the next business day after such date).
Subject to certain exceptions, so long as any shares of Series A Preference Shares are outstanding, we may not declare or pay any dividend or make any distribution whatsoever with respect to, or purchase, redeem, or otherwise acquire, any Liberty Latin America Common Shares or set aside funds for any such purposes, unless and until (i) all accrued and unpaid dividends (whether or not declared) which have been added to and remain part of the liquidation price have been paid (or appropriately set aside), and (ii) we have paid in full (or appropriately set aside) all redemption payments with respect to the Series A Preference Shares that we are then obligated to pay.
In August 2026, our Board declared a dividend on our Series A Preference Shares. The dividend was payable in cash on September 15, 2026 to holders of record of our Series A Preference Shares as of market close on September 1, 2026. The aggregate amount of the dividend was $11 million or $0.5625 per share.
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
September 30, 2026
(unaudited)
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
Accumulated Other Comprehensive Loss
In September 2026, the CWSF completed a partial buyout of certain member obligations of the pension plan resulting in the release of $75 million of CWSF pension-related actuarial losses, previously recognized in accumulated other comprehensive loss. The actuarial losses are recognized in other income (expense), net, in our condensed consolidated statements of operations, and impairment and other non-cash activity, net, in our condensed consolidated statements of cash flows. As of September 30, 2026, the remaining balance of the CWSF pension-related adjustments in accumulated other comprehensive loss was $50 million.
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
Income tax benefit (expense) was ($24 million) and $4 million during the three months ended September 30, 2026 and 2025, respectively, and ($85 million) and $151 million during the nine months ended September 30, 2026 and 2025, respectively. This represents an effective income tax rate of 74.9% and 34.7% for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the effective income tax rate was not meaningful due to earnings before income taxes being near breakeven. For the nine months ended September 30, 2025, this represents an effective income tax rate of (22.3)%, including items treated discretely.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
For the three months ended September 30, 2026, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences, such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income.
For the nine months ended September 30, 2026, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net return-to-provision adjustments, net increases in valuation allowances, permanent differences, such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income, and net changes in uncertain tax positions.
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
For the nine months ended September 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of jurisdictional rate differences, changes in uncertain tax positions, net favorable return-to-provision adjustments, and permanent differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of net increases in valuation allowances, the inclusion of withholding taxes on cross-border payments, permanent differences, such as non-deductible expenses, and our estimate of global minimum tax.
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
For purposes of computing EPS, dividends on the Series A Preference Shares for the period from September 16, 2026 through September 30, 2026 have been deducted from net loss attributable to Liberty Latin America shareholders to arrive at net loss available to Liberty Latin America common shareholders, regardless of whether such dividends have been declared. Cumulative undeclared dividends on the Series A Preference Shares were $1.8 million as of September 30, 2026.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions, except per share amounts
Numerator:
Net earnings (loss) attributable to Liberty Latin America shareholders	$(70.9)	$3.3	$(117.6)	$(556.4)
Less: Cumulative dividends on Series A Preference Shares (whether or not declared)	(11.3)	—	(13.1)	—
Net earnings (loss) attributable to Liberty Latin America common shareholders – basic and diluted	$(82.2)	$3.3	$(130.7)	$(556.4)

Denominator:
Basic EPS computation:
Weighted average shares – basic and diluted (a)	194.7	200.2	198.7	199.2
Diluted EPS computation:
Incremental shares attributable to the release of SARs and RSUs upon vesting, the LTVP and the ESPP (treasury stock method)	—	7.5	—	—
Weighted average shares – diluted (b)	194.7	207.7	198.7	199.2

Basic and diluted net earnings (loss) per share attributable to Liberty Latin America common shareholders	$(0.42)	$0.02	$(0.66)	$(2.79)
(a)During the nine months ended September 30, 2025 and three and nine months ended September 30, 2026, we reported net losses attributable to Liberty Latin America shareholders. As a result, at September 30, 2026 and 2025 the potentially dilutive effects of the following items were not included in the computation of EPS for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria:

	Three months ended September 30,	Nine months ended September 30,
	2026	2026	2025
	in millions
Aggregate number of shares issuable pursuant to:
Outstanding options, SARs and RSUs (i)	60.4	60.4	45.0
Outstanding PSUs and PSARs (i)	11.8	11.8	8.6
LTVP and ESPP	6.0	6.0	5.8
(i)    In connection with the issuance of the Series A Preference Shares in June 2026, outstanding SARs and PSARs were equitably adjusted pursuant to the anti-dilution provisions of the applicable award agreements at conversion ratios of 1.43 and 1.47 for LILA and LILAK awards, respectively, resulting in an increase to the number of shares underlying the awards presented above and a reduction in exercise prices. The 2026 amounts reflect outstanding SARs of 17.4 million and 35.7 million with weighted average exercise prices of $6.98 and $6.81 related to LILA and LILAK awards, respectively, and outstanding PSARs of 3.9 million and 7.9 million with weighted average exercise prices of $9.70 and $9.50 related to LILA and LILAK awards, respectively. The adjustment did not result in any incremental stock-based compensation expense.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
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
Transitional Services Agreement
During 2024, we received a claim from a third party with respect to possible overpayments made to us under a transitional services agreement. We are currently unable to estimate a possible loss or range of possible loss associated with this claim.
Financing Transaction Litigation
On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan 1, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs filed an amended complaint on August 14, 2026 that added additional causes of action, plaintiffs and defendants. The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. On October 16, 2026, the defendants filed motions to dismiss several defendants and many claims. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
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
As of September 30, 2026, our operating segments, which are also our reportable segments, are as follows:
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Liberty Caribbean	$366.0	$368.8	$1,082.2	$1,099.0
C&W Panama	189.4	199.1	541.8	553.4
Liberty Networks	122.0	116.7	373.6	341.7
Liberty Puerto Rico	288.6	298.2	872.3	897.9
Liberty Costa Rica	173.4	154.5	500.0	464.0
Total reportable segment revenue	1,139.4	1,137.3	3,369.9	3,356.0
Corporate	3.5	3.5	10.6	11.2
Intersegment eliminations	(25.5)	(28.3)	(77.7)	(84.5)
Consolidated revenue	$1,117.4	$1,112.5	$3,302.8	$3,282.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Liberty Caribbean	$172.4	$172.5	$500.3	$519.6
C&W Panama	72.4	71.8	201.5	205.0
Liberty Networks	55.7	65.2	177.6	183.9
Liberty Puerto Rico	102.7	95.5	286.5	264.0
Liberty Costa Rica	68.5	56.4	188.8	169.3
Total reportable segment Adjusted OIBDA	$471.7	$461.4	$1,354.7	$1,341.8
The following table provides a reconciliation of total Adjusted OIBDA to operating income (loss) and to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Total reportable segment Adjusted OIBDA	$471.7	$461.4	$1,354.7	$1,341.8
Corporate (a)	(17.7)	(28.0)	(59.6)	(86.8)
Share-based compensation and other Employee Incentive Plan-related expense (b)	(12.9)	(15.0)	(57.3)	(62.3)
Depreciation and amortization	(240.1)	(213.6)	(683.3)	(659.9)
Impairment, restructuring and other operating items, net	(19.9)	(17.3)	(47.0)	(550.2)
Operating income (loss)	181.1	187.5	507.5	(17.4)
Interest expense	(175.2)	(164.3)	(507.3)	(488.0)
Realized and unrealized gains (losses) on derivative instruments, net	64.9	(9.6)	70.2	(97.2)
Foreign currency transaction gains (losses), net	(19.0)	(8.8)	36.0	(46.0)
Losses on debt extinguishments, net	—	—	(2.3)	(14.4)
Other income (expense), net	(83.7)	7.0	(101.5)	(13.6)
Earnings (loss) before income taxes	$(31.9)	$11.8	$2.6	$(676.6)
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)
Our programming and other direct costs of services by major category, which are further discussed below, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Programming and copyright	$52.0	$54.4	$160.5	$169.5
Interconnect	62.0	66.6	187.2	199.5
Equipment	80.6	79.5	240.2	243.1
Project-related and other	39.0	47.1	110.2	100.5
Total programming and other direct costs of services	$233.6	$247.6	$698.1	$712.6
Our other operating costs and expenses by major category, which are further discussed below, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Personnel and contract labor-related	$132.9	$135.6	$420.0	$423.0
Network-related	56.5	51.9	168.0	161.4
Service-related	60.6	62.4	184.9	183.7
Commercial	39.4	45.2	124.2	135.5
Facility, provision, franchise and other	140.4	136.4	412.5	411.5
Share-based compensation and other Employee Incentive Plan-related expense	12.9	15.0	57.3	62.3
Total other operating costs and expenses (a)	$442.7	$446.5	$1,366.9	$1,377.4
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
September 30, 2026
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

	Nine months ended September 30,
	2026	2025
	in millions
Liberty Caribbean	$149.8	$136.9
C&W Panama	73.8	64.7
Liberty Networks	51.5	50.1
Liberty Puerto Rico	104.0	94.1
Liberty Costa Rica	58.0	56.2
Corporate	21.6	17.8
Total property and equipment additions	458.7	419.8
Assets acquired under capital-related vendor financing arrangements	(125.9)	(88.9)
Changes in current liabilities related to capital expenditures and other	28.1	27.3
Total capital expenditures, net	$360.9	$358.2
Geographic Markets
The revenue from third-party customers for each of our geographic markets is set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Puerto Rico	$270.3	$280.8	$820.1	$846.5
Panama	189.2	198.4	541.3	551.2
Costa Rica	173.2	154.4	499.6	463.3
Jamaica	101.8	107.8	306.6	317.8
Networks & LatAm (a)	100.1	93.8	306.5	272.4
The Bahamas	50.5	47.0	136.3	144.7
Trinidad and Tobago	36.6	37.4	107.8	112.4
Barbados	42.6	41.7	127.1	124.5
Other (b)	153.1	151.2	457.5	449.9
Total	$1,117.4	$1,112.5	$3,302.8	$3,282.7
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
September 30, 2026
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

	Three months ended September 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.4	$31.9	$—	$113.1	$33.4	$—	$—	$292.8
Non-subscription revenue	4.6	1.2	—	6.0	10.3	—	(0.1)	22.0
Total residential fixed revenue	119.0	33.1	—	119.1	43.7	—	(0.1)	314.8
Residential mobile revenue:
Service revenue	95.6	75.8	—	73.1	84.9	—	—	329.4
Interconnect, inbound roaming, equipment sales and other (b)	16.6	16.7	—	46.0	28.7	2.8	0.2	111.0
Total residential mobile revenue	112.2	92.5	—	119.1	113.6	2.8	0.2	440.4
Total residential revenue	231.2	125.6	—	238.2	157.3	2.8	0.1	755.2
B2B revenue (c)	134.8	63.8	122.0	43.3	16.1	0.7	(25.6)	355.1
Other revenue	—	—	—	7.1	—	—	—	7.1
Total	$366.0	$189.4	$122.0	$288.6	$173.4	$3.5	$(25.5)	$1,117.4
(a)Included in this amount is $22 million of revenue earned from sales to other segments of Liberty Latin America.
(b)The total amount includes $62 million of revenue from sales of mobile handsets and other devices to residential mobile customers.
(c)The total amount includes $9 million of revenue from sales of mobile handsets and other devices to B2B mobile customers.

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
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

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)

	Nine months ended September 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks (a)	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Residential revenue:
Residential fixed revenue:
Subscription revenue	$343.1	$92.7	$—	$341.5	$99.5	$—	$—	$876.8
Non-subscription revenue	13.9	3.5	—	17.8	21.9	—	(0.1)	57.0
Total residential fixed revenue	357.0	96.2	—	359.3	121.4	—	(0.1)	933.8
Residential mobile revenue:
Service revenue	284.4	219.9	—	216.8	248.7	—	—	969.8
Interconnect, inbound roaming, equipment sales and other (b)	51.5	47.8	—	146.4	80.4	8.6	0.4	335.1
Total residential mobile revenue	335.9	267.7	—	363.2	329.1	8.6	0.4	1,304.9
Total residential revenue	692.9	363.9	—	722.5	450.5	8.6	0.3	2,238.7
B2B revenue (c)	389.3	177.9	373.6	130.4	49.5	2.0	(78.0)	1,044.7
Other revenue	—	—	—	19.4	—	—	—	19.4
Total	$1,082.2	$541.8	$373.6	$872.3	$500.0	$10.6	$(77.7)	$3,302.8
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
September 30, 2026
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
September 30, 2026
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

	Three months ended September 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$14.4	$4.2	$—	$23.6	$9.7	$—	$0.1	$52.0
Interconnect	13.8	16.5	13.5	16.5	5.1	—	(3.4)	62.0
Equipment	14.4	15.0	—	29.9	21.3	—	—	80.6
Project-related and other	14.0	17.1	9.8	1.0	(0.2)	—	(2.7)	39.0
Total programming and other direct costs of services	56.6	52.8	23.3	71.0	35.9	—	(6.0)	233.6
Personnel and contract labor-related	48.3	15.3	16.4	31.9	9.5	11.5	—	132.9
Network-related	33.0	12.7	14.0	4.2	11.4	—	(18.8)	56.5
Service-related	16.7	8.1	4.6	19.8	8.4	4.0	(1.0)	60.6
Commercial	6.9	9.5	0.3	11.3	11.3	0.2	(0.1)	39.4
Facility, provision, franchise and other	32.1	18.6	7.7	47.7	28.4	5.5	0.4	140.4
Total significant other operating costs and expenses	137.0	64.2	43.0	114.9	69.0	21.2	(19.5)	429.8
Total significant expenses	$193.6	$117.0	$66.3	$185.9	$104.9	$21.2	$(25.5)	$663.4

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)

	Three months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$15.8	$5.1	$—	$23.7	$9.8	$—	$—	$54.4
Interconnect	14.9	15.5	13.8	21.4	5.4	—	(4.4)	66.6
Equipment	8.2	14.2	0.3	37.9	18.9	—	—	79.5
Project-related and other	15.4	30.3	5.0	0.6	—	—	(4.2)	47.1
Total programming and other direct costs of services	54.3	65.1	19.1	83.6	34.1	—	(8.6)	247.6
Personnel and contract labor-related	47.6	18.3	12.5	34.0	8.4	14.4	0.4	135.6
Network-related	30.1	11.1	10.8	9.3	9.8	—	(19.2)	51.9
Service-related	17.8	5.5	3.2	19.6	6.1	10.7	(0.5)	62.4
Commercial	8.1	9.2	0.4	11.9	15.7	—	(0.1)	45.2
Facility, provision, franchise and other	38.4	18.1	5.5	44.3	24.0	6.4	(0.3)	136.4
Total significant other operating costs and expenses	142.0	62.2	32.4	119.1	64.0	31.5	(19.7)	431.5
Total significant expenses	$196.3	$127.3	$51.5	$202.7	$98.1	$31.5	$(28.3)	$679.1

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)

	Nine months ended September 30, 2026
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$44.2	$13.9	$—	$72.2	$30.2	$—	$—	$160.5
Interconnect	43.2	47.1	40.0	51.0	16.0	—	(10.1)	187.2
Equipment	34.6	44.2	0.2	104.0	57.2	—	—	240.2
Project-related and other	39.8	44.4	31.6	2.8	(0.1)	—	(8.3)	110.2
Total programming and other direct costs of services	161.8	149.6	71.8	230.0	103.3	—	(18.4)	698.1
Personnel and contract labor-related	148.4	51.6	46.0	103.3	28.4	41.3	1.0	420.0
Network-related	96.3	37.6	38.4	19.2	33.8	—	(57.3)	168.0
Service-related	52.7	20.1	15.3	61.5	25.3	12.6	(2.6)	184.9
Commercial	21.4	27.6	1.5	33.1	40.4	0.2	—	124.2
Facility, provision, franchise and other	101.3	53.8	23.0	138.7	80.0	16.1	(0.4)	412.5
Total significant other operating costs and expenses	420.1	190.7	124.2	355.8	207.9	70.2	(59.3)	1,309.6
Total significant expenses	$581.9	$340.3	$196.0	$585.8	$311.2	$70.2	$(77.7)	$2,007.7

Liberty Latin America Ltd.
Notes to Condensed Consolidated Financial Statements – (Continued)
September 30, 2026
(unaudited)

	Nine months ended September 30, 2025
	Reportable Segments
	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment Eliminations	Total
	in millions
Programming and copyright	$47.9	$15.5	$—	$77.7	$28.4	$—	$—	$169.5
Interconnect	44.9	48.4	40.5	62.4	17.3	—	(14.0)	199.5
Equipment	27.8	45.0	0.6	114.6	55.1	—	—	243.1
Project-related and other	39.3	56.1	14.2	1.9	1.2	—	(12.2)	100.5
Total programming and other direct costs of services	159.9	165.0	55.3	256.6	102.0	—	(26.2)	712.6
Personnel and contract labor-related	144.7	54.1	38.3	109.6	25.5	49.6	1.2	423.0
Network-related	90.3	35.7	35.2	26.4	30.2	—	(56.4)	161.4
Service-related	50.8	14.9	8.5	63.6	18.8	29.9	(2.8)	183.7
Commercial	25.1	26.3	1.6	35.3	47.2	—	—	135.5
Facility, provision, franchise and other	108.6	52.4	18.9	142.4	71.0	18.5	(0.3)	411.5
Total significant other operating costs and expenses	419.5	183.4	102.5	377.3	192.7	98.0	(58.3)	1,315.1
Total significant expenses	$579.4	$348.4	$157.8	$633.9	$294.7	$98.0	$(84.5)	$2,027.7

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our liquidity, condensed consolidated statements of cash flows and contractual commitments.
Unless otherwise indicated, operational data (including subscriber statistics) is presented as of September 30, 2026.
Forward-looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report on Form 10-Q are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 3. Quantitative and Qualitative Disclosures About Market Risk, Item 4. Controls and Procedures and Part II, Item 1. Legal Proceedings may contain forward-looking statements, including statements regarding: our business, products, foreign currency and finance strategies; our property and equipment additions; grants or renewals of licenses; subscriber growth and retention rates; the impact of Hurricane Melissa on our business; the anticipated benefits from our partnership with Amdocs; changes in competitive, regulatory and economic factors; changes in our revenue, costs, or growth rates; debt levels; the recovery by our Puerto Rico operations; the management of liabilities of, and our position with respect to the equity interest in, certain entities in the Liberty Puerto Rico borrowing group; our liquidity and our ability to access the liquidity of our subsidiaries; credit risks; interest rate risks; internal control over financial reporting and remediation of material weaknesses; foreign currency risks; compliance with debt, financial and other covenants; our future projected sources and uses of cash; the outcome of pending litigation; and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in Part I, Item 1A in our 2025 Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
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
At September 30, 2026, we (i) owned and operated fixed networks that passed 4,826,100 homes and served 3,927,400 RGUs, comprising 1,777,300 broadband internet subscribers, 1,230,500 fixed-line telephony subscribers and 919,600 video subscribers and (ii) served 6,788,200 mobile subscribers.
Hurricane Melissa
In late October 2025, the island of Jamaica was impacted by Hurricane Melissa with significant damage to homes, businesses and infrastructure, particularly in the southwest of the island, and moderate damage in the northwest. The capital city, Kingston, and other urban areas in the east were less impacted. As of September 30, 2026, we still have approximately 32,000 RGUs, which is composed of 16,000 broadband internet, 12,000 fixed-line telephony, and 4,000 video subscribers, that continue to be offline and are expected to be back online in the near term. This is an improvement of approximately 54,000 RGUs as compared to the approximately 86,000 RGUs that were not receiving service as of December 31, 2025.
As a result of the impact of Hurricane Melissa, we incurred lower revenue during the three and nine months ended September 30, 2026 and expect to incur lower revenue, for our Liberty Caribbean segment, during the remainder of 2026 relative to the 2025 pre-hurricane period. This decrease is predominantly due to lower fixed connectivity that has been offline for a period of time together with the impact of subscriber losses. We continue to work hard to restore connectivity, but there can be no guarantee as to the cadence of future reconnections or the pace and magnitude of future revenue recovery. In addition, we expect to continue to incur additional property and equipment additions as we restore damaged networks.
For the three and nine months ended September 30, 2026, Hurricane Melissa had negative impacts to (i) revenue of approximately $7 million and $27 million, respectively, and (ii) Adjusted OIBDA of approximately $7 million and $29 million, respectively. The three and nine months ended September 30, 2026 totals exclude a benefit of approximately nil and $8 million, respectively, of revenue for services rendered to customers immediately following the hurricane that was believed to be uncertain of collection in 2025. Additionally, we incurred incremental property and equipment additions of approximately $15 million and $40 million as a result of Hurricane Melissa during the three and nine months ended September 30, 2026, respectively.
Other
In August 2026, we entered into a strategic agreement with Amdocs associated with certain IT-related services intended to increase operational scale and business agility. The agreement became effective in October 2026 and will continue for a period of up to ten years, subject to certain early termination rights. We expect this agreement will generally result in lower employee-related costs during the fourth quarter of 2026 and throughout 2027.

Material Changes in Results of Operations
The comparability of our operating results during the three and nine months ended September 30, 2026 and 2025 is affected by FX. As we use the term, “organic” changes exclude FX.
Changes in foreign currency exchange rates may have a significant impact on our operating results, as Liberty Costa Rica and certain entities within each of Liberty Caribbean and Liberty Networks have functional currencies other than the U.S. dollar. The impacts to the various components of our results of operations that are attributable to changes in FX are highlighted below. For information concerning our foreign currency risks and applicable foreign currency exchange rates, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Rates below.
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
Operating Income or Loss
The following tables set forth the organic and non-organic changes in the components of operating income or loss during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Revenue	$1,117.4	$1,112.5	$4.9	$26.4	$(21.5)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	233.6	247.6	(14.0)	5.0	(19.0)
Other operating costs and expenses	442.7	446.5	(3.8)	12.4	(16.2)
Depreciation and amortization	240.1	213.6	26.5	4.1	22.4
Impairment, restructuring and other operating items, net	19.9	17.3	2.6	0.5	2.1
	936.3	925.0	11.3	22.0	(10.7)
Operating income	$181.1	$187.5	$(6.4)	$4.4	$(10.8)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Revenue	$3,302.8	$3,282.7	$20.1	$58.0	$(37.9)
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	698.1	712.6	(14.5)	11.5	(26.0)
Other operating costs and expenses	1,366.9	1,377.4	(10.5)	26.7	(37.2)
Depreciation and amortization	683.3	659.9	23.4	9.9	13.5
Impairment, restructuring and other operating items, net	47.0	550.2	(503.2)	0.7	(503.9)
	2,795.3	3,300.1	(504.8)	48.8	(553.6)
Operating income (loss)	$507.5	$(17.4)	$524.9	$9.2	$515.7
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
A reconciliation of total operating income (loss), the nearest U.S. GAAP measure, to Adjusted OIBDA on a consolidated basis, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Operating income (loss)	$181.1	$187.5	$507.5	$(17.4)
Share-based compensation and other Employee Incentive Plan-related expense	12.9	15.0	57.3	62.3
Depreciation and amortization	240.1	213.6	683.3	659.9
Impairment, restructuring and other operating items, net	19.9	17.3	47.0	550.2
Consolidated Adjusted OIBDA	$454.0	$433.4	$1,295.1	$1,255.0

The following tables set forth the organic and non-organic changes in Adjusted OIBDA during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025:

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the three months ended:
September 30, 2025	$172.5	$71.8	$65.2	$95.5	$56.4	$(28.0)	$—	$433.4
Organic changes related to:
Revenue	(4.1)	(9.7)	(0.8)	(9.6)	—	—	2.7	(21.5)
Programming and other direct costs	(2.1)	12.3	(3.1)	12.6	2.1	—	(2.8)	19.0
Other operating costs and expenses	5.5	(2.0)	(6.6)	4.2	2.5	10.7	(0.2)	14.1
Non-organic changes related to:
FX	0.6	—	1.0	—	7.5	(0.4)	0.3	9.0
September 30, 2026	$172.4	$72.4	$55.7	$102.7	$68.5	$(17.7)	$—	$454.0

	Liberty Caribbean	C&W Panama	Liberty Networks	Liberty Puerto Rico	Liberty Costa Rica	Corporate	Intersegment eliminations	Consolidated
	in millions
Adjusted OIBDA for the nine months ended:
September 30, 2025	$519.6	$205.0	$183.9	$264.0	$169.3	$(86.8)	$—	$1,255.0
Organic changes related to:
Revenue	(19.4)	(11.6)	19.0	(25.6)	(6.6)	(0.6)	6.9	(37.9)
Programming and other direct costs	(1.5)	15.4	(13.9)	26.6	7.5	—	(8.1)	26.0
Other operating costs and expenses	0.2	(7.3)	(13.2)	21.5	2.3	28.2	0.5	32.2
Non-organic changes related to:
FX	1.4	—	1.8	—	16.3	(0.4)	0.7	19.8
September 30, 2026	$500.3	$201.5	$177.6	$286.5	$188.8	$(59.6)	$—	$1,295.1
Adjusted OIBDA Margin
The following table sets forth the Adjusted OIBDA Margin of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	%
Liberty Caribbean	47.1	46.8	46.2	47.3
C&W Panama	38.2	36.1	37.2	37.0
Liberty Networks	45.7	55.9	47.5	53.8
Liberty Puerto Rico	35.6	32.0	32.8	29.4
Liberty Costa Rica	39.5	36.5	37.8	36.5
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
The following tables set forth the organic and non-organic changes in revenue by reportable segment during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Liberty Caribbean	$366.0	$368.8	$(2.8)	$1.3	$(4.1)
C&W Panama	189.4	199.1	(9.7)	—	(9.7)
Liberty Networks	122.0	116.7	5.3	6.1	(0.8)
Liberty Puerto Rico	288.6	298.2	(9.6)	—	(9.6)
Liberty Costa Rica	173.4	154.5	18.9	18.9	—
Corporate	3.5	3.5	—	—	—
Intersegment eliminations	(25.5)	(28.3)	2.8	0.1	2.7
Total	$1,117.4	$1,112.5	$4.9	$26.4	$(21.5)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Liberty Caribbean	$1,082.2	$1,099.0	$(16.8)	$2.6	$(19.4)
C&W Panama	541.8	553.4	(11.6)	—	(11.6)
Liberty Networks	373.6	341.7	31.9	12.9	19.0
Liberty Puerto Rico	872.3	897.9	(25.6)	—	(25.6)
Liberty Costa Rica	500.0	464.0	36.0	42.6	(6.6)
Corporate	10.6	11.2	(0.6)	—	(0.6)
Intersegment eliminations	(77.7)	(84.5)	6.8	(0.1)	6.9
Total	$3,302.8	$3,282.7	$20.1	$58.0	$(37.9)

Liberty Caribbean. Liberty Caribbean’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$114.4	$124.8	$(10.4)	(8)
Non-subscription revenue	4.6	5.9	(1.3)	(22)
Total residential fixed revenue	119.0	130.7	(11.7)	(9)
Residential mobile revenue:
Service revenue	95.6	90.0	5.6	6
Interconnect, inbound roaming, equipment sales and other	16.6	20.9	(4.3)	(21)
Total residential mobile revenue	112.2	110.9	1.3	1
Total residential revenue	231.2	241.6	(10.4)	(4)
B2B revenue	134.8	127.2	7.6	6
Total	$366.0	$368.8	$(2.8)	(1)

	Nine months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$343.1	$372.0	$(28.9)	(8)
Non-subscription revenue	13.9	15.9	(2.0)	(13)
Total residential fixed revenue	357.0	387.9	(30.9)	(8)
Residential mobile revenue:
Service revenue	284.4	268.4	16.0	6
Interconnect, inbound roaming, equipment sales and other	51.5	62.0	(10.5)	(17)
Total residential mobile revenue	335.9	330.4	5.5	2
Total residential revenue	692.9	718.3	(25.4)	(4)
B2B revenue	389.3	380.7	8.6	2
Total	$1,082.2	$1,099.0	$(16.8)	(2)

The details of the changes in Liberty Caribbean’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Decrease in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(8.2)	$(25.5)
ARPU (b)	(2.5)	(4.2)
Decrease in residential fixed non-subscription revenue	(1.3)	(2.1)
Total decrease in residential fixed revenue	(12.0)	(31.8)
Increase in residential mobile service revenue (c)	5.1	15.2
Decrease in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(4.3)	(10.5)
Increase in B2B revenue (e)	7.1	7.7
Total organic decrease	(4.1)	(19.4)
Impact of FX	1.3	2.6
Total	$(2.8)	$(16.8)
(a)The decreases are primarily attributable to lower average RGUs for broadband internet, video and fixed-line telephony services, primarily due to the impact of Hurricane Melissa.
(b)The decreases are primarily attributable to the net effect of (i) lower ARPU from video and fixed-line telephony services, primarily due to the impact of Hurricane Melissa, and (ii) higher ARPU from broadband internet.
(c)The increases are primarily attributable to the net effect of (i) higher prepaid and postpaid mobile ARPU, mainly resulting from price increases in Jamaica during the third quarter of 2025 and the first quarter of 2026, (ii) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts and (iii) lower average numbers of prepaid mobile subscribers mainly driven by prepaid to postpaid migration and churn associated with price increases.
(d)The decreases are primarily due to (i) declines resulting from the termination of a contract and (ii) lower volumes for interconnect.
(e)The increases are primarily due to (i) a benefit of $8 million for the nine-month comparison recorded for services rendered to customers immediately following Hurricane Melissa that was believed to be uncertain of collection in 2025, (ii) higher volume of projects and (iii) higher revenue from mobile services.

C&W Panama. C&W Panama’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$31.9	$31.0	$0.9	3
Non-subscription revenue	1.2	1.2	—	—
Total residential fixed revenue	33.1	32.2	0.9	3
Residential mobile revenue:
Service revenue	75.8	71.7	4.1	6
Interconnect, inbound roaming, equipment sales and other	16.7	16.5	0.2	1
Total residential mobile revenue	92.5	88.2	4.3	5
Total residential revenue	125.6	120.4	5.2	4
B2B revenue	63.8	78.7	(14.9)	(19)
Total	$189.4	$199.1	$(9.7)	(5)

	Nine months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$92.7	$90.8	$1.9	2
Non-subscription revenue	3.5	3.8	(0.3)	(8)
Total residential fixed revenue	96.2	94.6	1.6	2
Residential mobile revenue:
Service revenue	219.9	213.9	6.0	3
Interconnect, inbound roaming, equipment sales and other	47.8	47.8	—	—
Total residential mobile revenue	267.7	261.7	6.0	2
Total residential revenue	363.9	356.3	7.6	2
B2B revenue	177.9	197.1	(19.2)	(10)
Total	$541.8	$553.4	$(11.6)	(2)

The details of the changes in C&W Panama’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$2.8	$7.6
ARPU (b)	(1.9)	(5.7)
Decrease in residential fixed non-subscription revenue	—	(0.3)
Total increase in residential fixed revenue	0.9	1.6
Increase in residential mobile service revenue (c)	4.1	6.0
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	0.2	—
Decrease in B2B revenue (d)	(14.9)	(19.2)
Total	$(9.7)	$(11.6)
(a)The increases are primarily due to the effect of higher average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from video, broadband internet and fixed-line telephony services.
(c)The increases are primarily attributable to the net effect of (i) higher average numbers of postpaid mobile subscribers, mostly due to growth from fixed-mobile convergence efforts, (ii) higher numbers of prepaid mobile subscribers and (iii) decreases in prepaid mobile ARPU mainly driven by the migration of higher-value customers to postpaid plans.
(d)The decreases are primarily due to (i) lower revenue from government-related projects and (ii) a decline in rates during the first quarter of 2026 related to data services provided to government-related agencies.
Liberty Networks. Liberty Networks’ revenue by major category is set forth below:

	Three months ended September 30,			Increase (decrease)
	2026		2025	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$40.2		$34.1	$6.1	18
Wholesale revenue	81.8		82.6	(0.8)	(1)
Total	$122.0	122.0	$116.7	$5.3	5

	Nine months ended September 30,		Increase
	2026	2025	$	%
	in millions, except percentages
B2B revenue:
Enterprise revenue	$112.1	$100.1	$12.0	12
Wholesale revenue	261.5	241.6	19.9	8
Total	$373.6	$341.7	$31.9	9

The details of the changes in Liberty Networks’ revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase in enterprise revenue (a)	$2.1	$3.7
Increase (decrease) in wholesale revenue (b)	(2.9)	15.3
Total organic increase (decrease)	(0.8)	19.0
Impact of FX	6.1	12.9
Total	$5.3	$31.9
(a)The increases are primarily attributable to higher B2B connectivity revenue.
(b)The decrease for the three-month comparison is mainly due to lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in the prior period. The increase for the nine-month comparison is primarily attributable to the net effect of (i) higher project-related revenue, largely associated with a contract to construct and deploy a subsea cable system, (ii) higher subsea capacity revenue and (iii) lower revenue from prepaid capacity arrangements driven by the cancellation of prepaid capacity contracts in the prior period.
Liberty Puerto Rico. Liberty Puerto Rico’s revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$113.1	$117.3	$(4.2)	(4)
Non-subscription revenue	6.0	5.9	0.1	2
Total residential fixed revenue	119.1	123.2	(4.1)	(3)
Residential mobile revenue:
Service revenue	73.1	74.5	(1.4)	(2)
Interconnect, inbound roaming, equipment sales and other	46.0	47.5	(1.5)	(3)
Total residential mobile revenue	119.1	122.0	(2.9)	(2)
Total residential revenue	238.2	245.2	(7.0)	(3)
B2B revenue	43.3	45.5	(2.2)	(5)
Other revenue	7.1	7.5	(0.4)	(5)
Total	$288.6	$298.2	$(9.6)	(3)

	Nine months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$341.5	$354.2	$(12.7)	(4)
Non-subscription revenue	17.8	17.6	0.2	1
Total residential fixed revenue	359.3	371.8	(12.5)	(3)
Residential mobile revenue:
Service revenue	216.8	231.7	(14.9)	(6)
Interconnect, inbound roaming, equipment sales and other	146.4	142.3	4.1	3
Total residential mobile revenue	363.2	374.0	(10.8)	(3)
Total residential revenue	722.5	745.8	(23.3)	(3)
B2B revenue	130.4	132.3	(1.9)	(1)
Other revenue	19.4	19.8	(0.4)	(2)
Total	$872.3	$897.9	$(25.6)	(3)
The details of the changes in Liberty Puerto Rico’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$(1.9)	$(9.8)
ARPU (b)	(2.3)	(2.9)
Increase in residential fixed non-subscription revenue	0.1	0.2
Total decrease in residential fixed revenue	(4.1)	(12.5)
Decrease in residential mobile service revenue (c)	(1.4)	(14.9)
Increase (decrease) in residential mobile interconnect, inbound roaming, equipment sales and other revenue (d)	(1.5)	4.1
Decrease in B2B revenue (e)	(2.2)	(1.9)
Decrease in other revenue	(0.4)	(0.4)
Total	$(9.6)	$(25.6)
(a)The decrease for the three-month comparison is primarily due to lower average broadband internet RGUs. The decrease for the nine-month comparison is primarily due to lower average broadband internet and video RGUs.
(b)The decreases are primarily due to lower ARPU from broadband internet services, mainly due to customers moving to lower tier products.
(c)The decreases are primarily due to the net effect of (i) lower average numbers of prepaid mobile subscribers, (ii) lower prepaid mobile ARPU and (iii) for the three-month comparison, higher average numbers of postpaid mobile subscribers and higher postpaid mobile ARPU.
(d)The decrease for the three-month comparison is primarily due to lower handset sales. The increase for the nine-month comparison is primarily due to (i) higher handset sales, mainly driven by the fulfillment of certain 2025 orders during the first quarter of 2026, and (ii) higher inbound roaming revenue.

(e)The decrease in the three-month comparison is primarily due to lower wholesale data capacity revenue and lower B2B service revenue. The decrease in the nine-month comparison is primarily related to the net effect of (i) higher revenue from mobile services, including higher handset sales mainly driven by the fulfillment of certain 2025 orders during the first quarter of 2026, (ii) lower wholesale capacity revenue and (iii) lower revenue from fixed and managed services, primarily related to a lower volume of B2B voice customers.
Liberty Costa Rica. Liberty Costa Rica’s revenue by major category is set forth below:

	Three months ended September 30,		Increase
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$33.4	$31.9	$1.5	5
Non-subscription revenue	10.3	9.9	0.4	4
Total residential fixed revenue	43.7	41.8	1.9	5
Residential mobile revenue:
Service revenue	84.9	72.5	12.4	17
Interconnect, inbound roaming, equipment sales and other	28.7	24.7	4.0	16
Total residential mobile revenue	113.6	97.2	16.4	17
Total residential revenue	157.3	139.0	18.3	13
B2B revenue	16.1	15.5	0.6	4
Total	$173.4	$154.5	$18.9	12

	Nine months ended September 30,		Increase (decrease)
	2026	2025	$	%
	in millions, except percentages
Residential revenue:
Residential fixed revenue:
Subscription revenue	$99.5	$97.1	$2.4	2
Non-subscription revenue	21.9	29.0	(7.1)	(24)
Total residential fixed revenue	121.4	126.1	(4.7)	(4)
Residential mobile revenue:
Service revenue	248.7	216.3	32.4	15
Interconnect, inbound roaming, equipment sales and other	80.4	72.4	8.0	11
Total residential mobile revenue	329.1	288.7	40.4	14
Total residential revenue	450.5	414.8	35.7	9
B2B revenue	49.5	49.2	0.3	1
Total	$500.0	$464.0	$36.0	8

The details of the changes in Liberty Costa Rica’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below (in millions):

	Three-month comparison	Nine-month comparison
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of RGUs (a)	$1.4	$4.2
ARPU (b)	(3.5)	(10.1)
Decrease in residential fixed non-subscription revenue (c)	(0.7)	(9.2)
Total decrease in residential fixed revenue	(2.8)	(15.1)
Increase in residential mobile service revenue (d)	3.2	11.3
Increase in residential mobile interconnect, inbound roaming, equipment sales and other revenue	0.7	1.0
Decrease in B2B revenue (e)	(1.1)	(3.8)
Total organic decrease	—	(6.6)
Impact of FX	18.9	42.6
Total	$18.9	$36.0
(a)The increases are primarily driven by higher average broadband internet and video RGUs.
(b)The decreases are primarily attributable to lower ARPU from video services.
(c)The decrease during the nine-month comparison is primarily due to lower CPE sales under our "buy-to-own" model.
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

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$52.0	$54.4	$(2.4)	$1.1	$(3.5)
Interconnect	62.0	66.6	(4.6)	1.2	(5.8)
Equipment	80.6	79.5	1.1	2.3	(1.2)
Project-related and other	39.0	47.1	(8.1)	0.4	(8.5)
Total programming and other direct costs of services	$233.6	$247.6	$(14.0)	$5.0	$(19.0)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$160.5	$169.5	$(9.0)	$2.7	$(11.7)
Interconnect	187.2	199.5	(12.3)	2.6	(14.9)
Equipment	240.2	243.1	(2.9)	5.0	(7.9)
Project-related and other	110.2	100.5	9.7	1.2	8.5
Total programming and other direct costs of services	$698.1	$712.6	$(14.5)	$11.5	$(26.0)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$14.4	$15.8	$(1.4)	$—	$(1.4)
Interconnect	13.8	14.9	(1.1)	0.1	(1.2)
Equipment	14.4	8.2	6.2	0.1	6.1
Project-related and other	14.0	15.4	(1.4)	—	(1.4)
Total programming and other direct costs of services	$56.6	$54.3	$2.3	$0.2	$2.1

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$44.2	$47.9	$(3.7)	$0.1	$(3.8)
Interconnect	43.2	44.9	(1.7)	0.2	(1.9)
Equipment	34.6	27.8	6.8	0.1	6.7
Project-related and other	39.8	39.3	0.5	—	0.5
Total programming and other direct costs of services	$161.8	$159.9	$1.9	$0.4	$1.5
•Programming and copyright: The organic decreases are primarily due to the net effect of (i) lower video subscribers, including the impact of Hurricane Melissa, and (ii) for the nine-month comparison, an increase associated with a copyright claim.
•Equipment: The organic increases are mainly due to (i) higher B2B-related equipment costs and (ii) higher handset costs.
•Project-related and other: The organic changes are primarily due to the net effect of (i) higher B2B project-related costs and (ii) lower costs associated with incentives to customers.

C&W Panama. The following tables set forth the changes in programming and other direct costs of services for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$4.2	$5.1	$(0.9)
Interconnect	16.5	15.5	1.0
Equipment	15.0	14.2	0.8
Project-related and other	17.1	30.3	(13.2)
Total programming and other direct costs of services	$52.8	$65.1	$(12.3)

	Nine months ended September 30,		Decrease
	2026	2025
	in millions
Programming and copyright	$13.9	$15.5	$(1.6)
Interconnect	47.1	48.4	(1.3)
Equipment	44.2	45.0	(0.8)
Project-related and other	44.4	56.1	(11.7)
Total programming and other direct costs of services	$149.6	$165.0	$(15.4)
•Project-related and other: The organic decreases are primarily due to lower government-related projects.
Liberty Networks. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Networks segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Interconnect	$13.5	$13.8	$(0.3)	$0.5	$(0.8)
Equipment	—	0.3	(0.3)	0.1	(0.4)
Project-related and other	9.8	5.0	4.8	0.5	4.3
Total programming and other direct costs of services	$23.3	$19.1	$4.2	$1.1	$3.1

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Interconnect	$40.0	$40.5	$(0.5)	$1.2	$(1.7)
Equipment	0.2	0.6	(0.4)	0.1	(0.5)
Project-related and other	31.6	14.2	17.4	1.3	16.1
Total programming and other direct costs of services	$71.8	$55.3	$16.5	$2.6	$13.9
•Project-related and other: The organic increases are mainly due to incremental costs associated with a subsea cable system project.

Liberty Puerto Rico. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$23.6	$23.7	$(0.1)
Interconnect	16.5	21.4	(4.9)
Equipment	29.9	37.9	(8.0)
Project-related and other	1.0	0.6	0.4
Total programming and other direct costs of services	$71.0	$83.6	$(12.6)

	Nine months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Programming and copyright	$72.2	$77.7	$(5.5)
Interconnect	51.0	62.4	(11.4)
Equipment	104.0	114.6	(10.6)
Project-related and other	2.8	1.9	0.9
Total programming and other direct costs of services	$230.0	$256.6	$(26.6)
•Programming and copyright: The decrease for the nine-month comparison is primarily due to the net effect of (i) lower subscriber counts and migration of customers to lower tier product offerings and (ii) rate increases during the first quarter of 2026.
•Interconnect: The decreases are primarily due to the net impact of (i) declines in mobile network costs resulting from the termination of a mobile virtual operator contract and (ii) increases in roaming costs, driven by higher volumes.
•Equipment: The decreases are primarily due to the net effect of (i) decreases resulting from inventory adjustments during the second quarter of 2025 related to the migration of mobile customers to our network, (ii) declines due to fewer rebates provided to third-party dealers, (iii) for the three-month comparison, lower handset sales and (iv) for the nine-month comparison, higher handset sales.
Liberty Costa Rica. The following tables set forth the organic and non-organic changes in programming and other direct costs of services for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$9.7	$9.8	$(0.1)	$1.1	$(1.2)
Interconnect	5.1	5.4	(0.3)	0.6	(0.9)
Equipment	21.3	18.9	2.4	2.2	0.2
Project-related and other	(0.2)	—	(0.2)	—	(0.2)
Total programming and other direct costs of services	$35.9	$34.1	$1.8	$3.9	$(2.1)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Programming and copyright	$30.2	$28.4	$1.8	$2.6	$(0.8)
Interconnect	16.0	17.3	(1.3)	1.3	(2.6)
Equipment	57.2	55.1	2.1	4.9	(2.8)
Project-related and other	(0.1)	1.2	(1.3)	—	(1.3)
Total programming and other direct costs of services	$103.3	$102.0	$1.3	$8.8	$(7.5)
•Interconnect: The organic decreases are primarily attributable to lower volumes of traffic.
•Equipment: The organic decrease for the nine-month comparison is primarily attributable to the net effect of (i) lower equipment sales and (ii) higher handset costs driven by higher tier product mix.
•Project-related and other: The nine-month comparison organic decrease is attributable to lower costs associated with non-recurring B2B projects.
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

Consolidated. The following tables set forth the organic and non-organic changes in other operating costs and expenses on a consolidated basis.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$132.9	$135.6	$(2.7)	$3.7	$(6.4)
Network-related	56.5	51.9	4.6	1.9	2.7
Service-related	60.6	62.4	(1.8)	1.3	(3.1)
Commercial	39.4	45.2	(5.8)	1.4	(7.2)
Facility, provision, franchise and other	140.4	136.4	4.0	4.1	(0.1)
Share-based compensation and other Employee Incentive Plan-related expense	12.9	15.0	(2.1)	—	(2.1)
Total other operating costs and expenses	$442.7	$446.5	$(3.8)	$12.4	$(16.2)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$420.0	$423.0	$(3.0)	$7.2	$(10.2)
Network-related	168.0	161.4	6.6	4.2	2.4
Service-related	184.9	183.7	1.2	2.9	(1.7)
Commercial	124.2	135.5	(11.3)	3.4	(14.7)
Facility, provision, franchise and other	412.5	411.5	1.0	9.0	(8.0)
Share-based compensation and other Employee Incentive Plan-related expense	57.3	62.3	(5.0)	—	(5.0)
Total other operating costs and expenses	$1,366.9	$1,377.4	$(10.5)	$26.7	$(37.2)
Liberty Caribbean. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Caribbean segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$48.3	$47.6	$0.7	$0.2	$0.5
Network-related	33.0	30.1	2.9	0.1	2.8
Service-related	16.7	17.8	(1.1)	0.1	(1.2)
Commercial	6.9	8.1	(1.2)	—	(1.2)
Facility, provision, franchise and other	32.1	38.4	(6.3)	0.1	(6.4)
Share-based compensation and other Employee Incentive Plan-related expense	2.4	3.0	(0.6)	0.1	(0.7)
Total other operating costs and expenses	$139.4	$145.0	$(5.6)	$0.6	$(6.2)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$148.4	$144.7	$3.7	$0.3	$3.4
Network-related	96.3	90.3	6.0	0.2	5.8
Service-related	52.7	50.8	1.9	0.1	1.8
Commercial	21.4	25.1	(3.7)	—	(3.7)
Facility, provision, franchise and other	101.3	108.6	(7.3)	0.2	(7.5)
Share-based compensation and other Employee Incentive Plan-related expense	9.5	9.8	(0.3)	—	(0.3)
Total other operating costs and expenses	$429.6	$429.3	$0.3	$0.8	$(0.5)
•Personnel and contract labor-related: The organic increase in the nine-month comparison is primarily due to higher salaries and related personnel costs.
•Network-related: The organic increases are primarily due to increases in (i) various costs in Jamaica as a result of ongoing recovery efforts related to Hurricane Melissa, (ii) repair costs, primarily associated with a cable break during the third quarter of 2026, and (iii) power-related utility costs, driven by increases in rates across several of our markets.
•Commercial: The organic decreases are primarily driven by lower marketing-related costs.
•Facility, provision, franchise and other: The organic decreases are primarily due to the net effect of (i) lower bad debt expense, including the impact of certain provision adjustments for B2B and government customers, and (ii) for the nine-month comparison, higher net VAT-related costs in The Bahamas, primarily related to a settlement in 2026.
C&W Panama. The following tables set forth the changes in other operating costs and expenses for our C&W Panama segment.

	Three months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$15.3	$18.3	$(3.0)
Network-related	12.7	11.1	1.6
Service-related	8.1	5.5	2.6
Commercial	9.5	9.2	0.3
Facility, provision, franchise and other	18.6	18.1	0.5
Share-based compensation and other Employee Incentive Plan-related expense	1.2	1.2	—
Total other operating costs and expenses	$65.4	$63.4	$2.0

	Nine months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$51.6	$54.1	$(2.5)
Network-related	37.6	35.7	1.9
Service-related	20.1	14.9	5.2
Commercial	27.6	26.3	1.3
Facility, provision, franchise and other	53.8	52.4	1.4
Share-based compensation and other Employee Incentive Plan-related expense	4.2	5.2	(1.0)
Total other operating costs and expenses	$194.9	$188.6	$6.3
•Personnel and contract labor-related: The decreases are primarily due to lower salaries and related personnel costs, driven by reductions in headcount associated with a restructuring plan.
•Service-related: The increases are primarily due to higher professional services costs.
Liberty Networks. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Networks segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$16.4	$12.5	$3.9	$2.0	$1.9
Network-related	14.0	10.8	3.2	0.9	2.3
Service-related	4.6	3.2	1.4	0.3	1.1
Commercial	0.3	0.4	(0.1)	0.1	(0.2)
Facility, provision, franchise and other	7.7	5.5	2.2	0.7	1.5
Share-based compensation and other Employee Incentive Plan-related expense	0.8	0.5	0.3	(0.1)	0.4
Total other operating costs and expenses	$43.8	$32.9	$10.9	$3.9	$7.0

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$46.0	$38.3	$7.7	$4.1	$3.6
Network-related	38.4	35.2	3.2	1.8	1.4
Service-related	15.3	8.5	6.8	0.8	6.0
Commercial	1.5	1.6	(0.1)	0.1	(0.2)
Facility, provision, franchise and other	23.0	18.9	4.1	1.7	2.4
Share-based compensation and other Employee Incentive Plan-related expense	2.6	2.3	0.3	(0.1)	0.4
Total other operating costs and expenses	$126.8	$104.8	$22.0	$8.4	$13.6
•Personnel and contract labor-related: The organic increases are primarily related to higher salaries and related personnel expenses.

•Network-related expenses: The organic increases are mainly due to higher repair and maintenance costs, primarily associated with a cable cut repair in the third quarter of 2026.
•Service-related: The organic increases are primarily due to higher professional services costs.
•Facility, provision, franchise and other: The organic increases are mainly driven by (i) higher facilities-related costs, primarily maintenance and (ii) higher travel-related costs.
Liberty Puerto Rico. The following tables set forth the changes in other operating costs and expenses for our Liberty Puerto Rico segment.

	Three months ended September 30,		Increase (decrease)
	2026	2025
	in millions
Personnel and contract labor-related	$31.9	$34.0	$(2.1)
Network-related	4.2	9.3	(5.1)
Service-related	19.8	19.6	0.2
Commercial	11.3	11.9	(0.6)
Facility, provision, franchise and other	47.7	44.3	3.4
Share-based compensation and other Employee Incentive Plan-related expense	1.1	2.1	(1.0)
Total other operating costs and expenses	$116.0	$121.2	$(5.2)

	Nine months ended September 30,		Decrease
	2026	2025
	in millions
Personnel and contract labor-related	$103.3	$109.6	$(6.3)
Network-related	19.2	26.4	(7.2)
Service-related	61.5	63.6	(2.1)
Commercial	33.1	35.3	(2.2)
Facility, provision, franchise and other	138.7	142.4	(3.7)
Share-based compensation and other Employee Incentive Plan-related expense	4.2	4.7	(0.5)
Total other operating costs and expenses	$360.0	$382.0	$(22.0)
•Personnel and contract labor-related: The decreases are primarily due to the net effect of (i) lower salaries and related personnel costs, driven by reductions in headcount associated with a restructuring plan, (ii) for the nine-month comparison, higher bonus-related accruals and (iii) an increase in capitalized labor cost.
•Network-related: The decreases are primarily due to (i) the release of certain pole rental accruals associated with a settlement agreement and (ii) lower power-related utility costs.
•Service-related: The decrease for the nine-month comparison is primarily due to the net effect of (i) lower professional services costs, including the impact of a transition service agreement that was terminated during the first quarter of 2026, (ii) lower amortization of deferred costs associated with certain cloud-computing related services due to a change in estimate of the expected benefit period and (iii) higher IT software-related costs.
•Commercial: The decreases are primarily due to the net effect of (i) lower call center costs, (ii) higher sales commissions and (iii) lower marketing costs.
•Facility, provision, franchise and other: The increase for the three-month comparison is primarily due to (i) higher bad debt expense and (ii) higher collection-related costs. The decrease for the nine-month comparison is primarily a result of (i) lower bad debt expense and (ii) lower collection-related costs.

Liberty Costa Rica. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our Liberty Costa Rica segment.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$9.5	$8.4	$1.1	$1.1	$—
Network-related	11.4	9.8	1.6	1.2	0.4
Service-related	8.4	6.1	2.3	0.9	1.4
Commercial	11.3	15.7	(4.4)	1.2	(5.6)
Facility, provision, franchise and other	28.4	24.0	4.4	3.1	1.3
Share-based compensation and other Employee Incentive Plan-related expense	0.5	0.4	0.1	—	0.1
Total other operating costs and expenses	$69.5	$64.4	$5.1	$7.5	$(2.4)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$28.4	$25.5	$2.9	$2.4	$0.5
Network-related	33.8	30.2	3.6	2.9	0.7
Service-related	25.3	18.8	6.5	2.1	4.4
Commercial	40.4	47.2	(6.8)	3.2	(10.0)
Facility, provision, franchise and other	80.0	71.0	9.0	6.9	2.1
Share-based compensation and other Employee Incentive Plan-related expense	1.4	1.6	(0.2)	0.1	(0.3)
Total other operating costs and expenses	$209.3	$194.3	$15.0	$17.6	$(2.6)
•Service-related: The organic increases are primarily attributable to (i) higher professional service costs and (ii) for the nine-month comparison, higher technology-related expenses, predominantly related to software licenses.
•Commercial: The organic decreases are primarily attributable to (i) lower sales commissions, (ii) lower call center costs and (iii) lower marketing costs.
•Facility, provision, franchise and other: The organic increases are primarily attributable to higher bad debt expense.

Corporate. The following tables set forth the organic and non-organic changes in other operating costs and expenses for our corporate operations.

	Three months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$11.5	$14.4	$(2.9)	$0.4	$(3.3)
Service-related	4.0	10.7	(6.7)	—	(6.7)
Commercial	0.2	—	0.2	—	0.2
Facility, provision, franchise and other	5.5	6.4	(0.9)	—	(0.9)
Share-based compensation and other Employee Incentive Plan-related expense	6.9	7.8	(0.9)	—	(0.9)
Total other operating costs and expenses	$28.1	$39.3	$(11.2)	$0.4	$(11.6)

	Nine months ended September 30,		Increase (decrease)	Increase (decrease) from:
	2026	2025		FX	Organic
	in millions
Personnel and contract labor-related	$41.3	$49.6	$(8.3)	$0.4	$(8.7)
Service-related	12.6	29.9	(17.3)	—	(17.3)
Commercial	0.2	—	0.2	—	0.2
Facility, provision, franchise and other	16.1	18.5	(2.4)	—	(2.4)
Share-based compensation and other Employee Incentive Plan-related expense	35.4	38.7	(3.3)	—	(3.3)
Total other operating costs and expenses	$105.6	$136.7	$(31.1)	$0.4	$(31.5)
•Personnel and contract labor-related: The organic decreases are primarily due to lower headcount.
•Service-related: The organic decreases are primarily due to lower professional services costs.
Results of Operations (below Adjusted OIBDA)
Depreciation and amortization
Our depreciation and amortization expense increased $27 million or 12% and $23 million or 4% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. The increases are due to the net effect of (i) accelerated depreciation associated with assets no longer in use, (ii) property and equipment placed into service across multiple segments, (iii) a decrease resulting from fully amortized customer relationships at Liberty Caribbean and (iv) for the nine-month comparison, a decrease at Liberty Puerto Rico associated with the sale of research and development tax credits.

Impairment, restructuring and other operating items, net
The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Impairment charges (a)	$0.7	$1.9	$3.5	$502.7
Restructuring charges (b)	14.3	15.6	30.2	42.3
Other operating items, net (c)	4.9	(0.2)	13.3	5.2
Total	$19.9	$17.3	$47.0	$550.2
(a)The nine months ended September 30, 2025 includes an impairment of $494 million on spectrum license intangible assets in Liberty Puerto Rico. For additional information regarding this impairment, see notes 3 and 6 to our condensed consolidated financial statements.
(b)The amounts primarily include employee severance and termination costs related to reorganization activities in each of our segments and our Corporate operations.
(c)The amounts primarily include the net effect of (i) direct acquisition-related costs and (ii) net gains on disposal of assets.
Interest expense
Our interest expense increased $11 million and $19 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. The increases are primarily attributable to increases in our average debt balances and, to a lesser extent, weighted-average interest rates.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Interest rate derivative contracts (a)	$73.9	$(0.4)	$111.0	$(68.3)
Foreign currency forward contracts (b)	(0.8)	(2.6)	(14.7)	(6.1)
Weather Derivatives (c)	(8.2)	(6.6)	(26.1)	(22.8)
Total	$64.9	$(9.6)	$70.2	$(97.2)
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
U.S. dollar-denominated debt issued by non-U.S. dollar functional currency entities (a)	$(2.2)	$2.3	$45.5	$4.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency	(3.0)	2.0	8.1	(11.7)
Other (b)	(13.8)	(13.1)	(17.6)	(38.5)
Total	$(19.0)	$(8.8)	$36.0	$(46.0)
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
We recognized no losses on debt extinguishment, net, during the three months ended September 30, 2026 and 2025, and $2 million and $14 million during the nine months ended September 30, 2026 and 2025, respectively. The net loss during the nine months ended September 30, 2026 is associated with the partial repayments of the 2031 LCR Term Loan A and the 2031 LCR Term Loan B. The net loss during the nine months ended September 30, 2025 is associated with refinancing activity at C&W.
For additional information concerning our debt-related activity, see note 9 to our condensed consolidated financial statements.
Other income or expense, net
Our other income or expense, net, generally includes (i) certain amounts associated with our defined benefit plans, including actuarial gains or losses, interest expense and expected return on plan assets, (ii) interest income on cash and cash equivalents and (iii) share of affiliate income or loss.
We recognized other income (expense), net, of ($84 million) and $7 million during the three months ended September 30, 2026 and 2025, respectively, and ($102 million) and ($14 million) during the nine months ended September 30, 2026 and 2025, respectively. The 2026 three- and nine-month period activity is primarily associated with actuarial losses recognized in connection with the partial buyout of member obligations in the CWSF.
For additional information regarding the CWSF, see note 11 to our condensed consolidated financial statements.
Income tax benefit or expense
We recognized income tax benefit (expense) of ($24 million) and $4 million during the three months ended September 30, 2026 and 2025, respectively, and ($85 million) and $151 million during the nine months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026, the income tax expense attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net increases in valuation allowances, permanent differences, such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income.
For the nine months ended September 30, 2026, the income tax expense attributable to our earnings before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the detrimental effects of jurisdictional rate differences, the inclusion of withholding taxes on cross-border payments, net return-to-provision adjustments, net increases in valuation allowances, permanent differences, such as non-deductible expenses, and the inclusion of global minimum tax. These detrimental effects were partially offset by the beneficial effects of permanent differences, such as non-taxable income, and net changes in uncertain tax positions.
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
For the nine months ended September 30, 2025, the income tax benefit attributable to our loss before income taxes differs from the amounts computed using the statutory tax rate, primarily due to the beneficial effects of jurisdictional rate differences, changes in uncertain tax positions, net favorable return-to-provision adjustments, and permanent differences, such as non-taxable income. These beneficial effects were partially offset by the detrimental effects of net increases in valuation allowances, the inclusion of withholding taxes on cross-border payments, permanent differences, such as non-deductible expenses, and our estimate of global minimum tax.
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
For additional information regarding our income taxes, see note 12 to our condensed consolidated financial statements.
Net earnings or loss
The following table sets forth selected summary financial information of our net earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions
Operating income (loss)	$181.1	$187.5	$507.5	$(17.4)
Net non-operating expenses	$(213.0)	$(175.7)	$(504.9)	$(659.2)
Income tax benefit (expense)	$(23.9)	$4.1	$(85.2)	$150.7
Net earnings (loss)	$(55.8)	$15.9	$(82.6)	$(525.9)
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

Material Changes in Financial Condition
Sources and Uses of Cash
As of September 30, 2026, we have three primary “borrowing groups,” which include the respective restricted parent and subsidiary entities of C&W, Liberty Puerto Rico and Liberty Costa Rica. Our borrowing groups, which typically generate cash from operating activities, held a significant portion of our consolidated cash and cash equivalents at September 30, 2026. Our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors. For details of the restrictions on our subsidiaries to make payments to us through dividends, loans or other distributions, see note 9 to our consolidated financial statements included in our 2025 Form 10-K.
Cash and cash equivalents
The details of the U.S. dollar equivalent balances of our cash and cash equivalents at September 30, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Latin America and corporate subsidiaries (a)	$98.2
Borrowing groups (b):
C&W (c)	398.0
Liberty Puerto Rico	36.7
Liberty Costa Rica	13.3
Total borrowing groups	448.0
Total cash and cash equivalents	$546.2
(a)Represents amounts held by Liberty Latin America, on a standalone basis, and its corporate subsidiaries that are outside of our borrowing groups. All of these companies rely on funds provided by our borrowing groups to satisfy their liquidity needs.
(b)     Represents the aggregate amounts held by the applicable borrowing group.
(c)     Includes $40 million and $47 million of cash held by operations in C&W Panama and C&W Bahamas, respectively.
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
During the nine months ended September 30, 2026, the aggregate value of our share repurchases was $119 million. For additional information regarding our Share Repurchase Program, see note 11 to our condensed consolidated financial statements and Part II—Item 2 Unregistered Sales of Equity Securities and Use of Proceeds below.

Liquidity and capital resources of borrowing groups
The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Latin America and its corporate subsidiaries. The liquidity of our borrowing groups generally is used to fund capital expenditures, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Latin America, (iii) capital distributions to Liberty Latin America and other equity owners or (iv) the satisfaction of contingent liabilities or any other liquidity needs within our borrowing groups. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.
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
At September 30, 2026, each of our borrowing groups was in compliance with its debt covenants. With respect to the C&W and the Liberty Costa Rica borrowing groups, we do not anticipate any instances of non-compliance with respect to the debt covenants of these borrowing groups that would have a material adverse impact on our liquidity during the next 12 months. With respect to our Liberty Puerto Rico borrowing group, within 12 months from the issuance of these condensed consolidated financial statements, in October 2027, the $1,161 million principal amount of the 2027 LPR Senior Secured Notes will be due and payable by LCPR Senior Secured Financing. The proceeds of the 2027 LPR Senior Secured Notes were on-lent by LCPR Senior Secured Financing to certain entities within our Liberty Puerto Rico borrowing group, and the related senior secured proceeds loan will be due and payable at the same time that the 2027 LPR Senior Secured Notes become due and payable.
The Company and our Liberty Puerto Rico borrowing group have respectively engaged advisors and are in discussions with the creditors of LCPR Senior Secured Financing and LCPR Loan Financing, and their respective advisors, in relation to managing the liabilities arising from the senior secured proceeds loans made by such entities to the Liberty Puerto Rico borrowing group, including the senior secured proceeds loan relating to the 2027 LPR Senior Secured Notes.
As of November 4, 2026, these discussions have not resulted in an agreement between the parties, and the position of the relevant entities within the Liberty Puerto Rico borrowing group with respect to their debt and our position with respect to our equity interests in such entities remain uncertain. If an agreement is not reached before the due date of the 2027 LPR Senior Secured Notes and the 2027 LPR Senior Secured Notes are not repaid in full, those creditors may seek to instruct LCPR Senior Secured Financing and LCPR Loan Financing to enforce their respective security interests over 100% of the equity in certain entities within the Liberty Puerto Rico borrowing group pursuant to the terms of the 2027 LPR Senior Secured Notes, the 2029 LPR Senior Secured Notes, the 2028 LPR Term Loan and the related senior secured proceeds loans, which would result in the deconsolidation of those entities from our consolidated financial statements.
The indebtedness of our other borrowing groups do not contain cross-default or cross-acceleration provisions to the indebtedness of the Liberty Puerto Rico borrowing group. As such, a default with respect to the 2027 LPR Senior Secured Notes, the 2029 LPR Senior Secured Notes, the 2028 LPR Term Loan and the related senior secured proceeds loans would not result in the acceleration of debt obligations of our other borrowing groups or Liberty Latin America’s ability to service its own obligations.
Management has evaluated the potential impact on Liberty Latin America if an agreement with the applicable creditors is not reached and certain entities within the Liberty Puerto Rico borrowing group are deconsolidated. Based on the structure of our borrowing groups and the absence of any cross-default or cross-acceleration provisions between them, management does not expect such an outcome to impair Liberty Latin America’s ability to continue to operate or satisfy its obligations as they become due.
At September 30, 2026, the outstanding principal amount of our debt, together with our finance lease obligations, aggregated $8,514 million, including (i) $402 million that is classified as current in our condensed consolidated balance sheet and (ii) $8,112 million maturing beyond the next 12 months. All of our debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2026. Included in the outstanding principal amount of our debt at September 30, 2026 is (i) $358 million of vendor financing obligations, which we use to finance certain of our operating expenses and property and equipment additions and are generally due within one year, other than for certain licensing arrangements that generally are due over the term of the related license, and (ii) $250 million of finance obligations related to the Tower Transactions. For additional information concerning our debt, including our debt maturities, see note 9 to our condensed consolidated financial statements.
The weighted average interest rate in effect at September 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin, was 7.4%. The interest rate is based on stated rates and does not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. The weighted average impact of the derivative instruments on our borrowing costs at September 30, 2026 was as follows:

Borrowing group	Decrease to borrowing costs

C&W	(1.0)%
Liberty Costa Rica	—%
Liberty Latin America borrowing groups	(0.6)%
Including the effects of derivative instruments, original issue premiums or discounts, and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our indebtedness was 6.9% at September 30, 2026.
Aside from the liquidity issues associated with our Liberty Puerto Rico borrowing group, as described further above, we believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political, economic and social conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Condensed Consolidated Statements of Cash Flows
General. Our cash flows are subject to variations due to FX.
Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine months ended September 30,
	2026	2025	Change
	in millions
Net cash provided by operating activities	$444.0	$344.0	$100.0
Net cash used by investing activities	(393.0)	(417.6)	24.6
Net cash provided (used) by financing activities	(247.1)	53.2	(300.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.9)	(36.8)	29.9
Net decrease in cash, cash equivalents and restricted cash	$(203.0)	$(57.2)	$(145.8)
Operating Activities. The increase in cash provided by operating activities is primarily due to the net effect of (i) an increase in Adjusted OIBDA and related improvements in working capital, (ii) a decrease resulting from higher interest payments and (iii) an increase associated with lower tax payments.
Investing Activities. The cash used by investing activities during the nine months ended September 30, 2026 and 2025 primarily relates to capital expenditures, net, as further discussed below.
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
A reconciliation of our property and equipment additions to our capital expenditures, net, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2026	2025
	in millions
Property and equipment additions	$458.7	$419.8
Assets acquired under capital-related vendor financing arrangements	(125.9)	(88.9)
Changes in current liabilities related to capital expenditures and other	28.1	27.3
Capital expenditures, net	$360.9	$358.2
The increase in our property and equipment additions during the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to increases in baseline, CPE, new build and upgrades, and capacity. During the nine months ended September 30, 2026 and 2025, our property and equipment additions represented 13.9% and 12.8% of revenue, respectively.
Financing Activities. During the nine months ended September 30, 2026, we used $247 million of cash for financing activities, primarily due to the net effect of (i) $117 million in repurchases of Liberty Latin America Common Shares, (ii) $54 million in payments for financing costs and debt redemption premiums, (iii) $53 million in payments related to the LCR NCI Transaction, (iv) $26 million in distributions to noncontrolling interest owners related to C&W Bahamas, (v) $23 million in net debt borrowings and (vi) $11 million in dividends on our Series A Preference Shares. During the nine months ended September 30, 2025, we generated $53 million in cash from financing activities, primarily due to the net effect of (i) $116 million in net debt borrowings, (ii) $48 million in payments for financing costs and debt redemption premiums, (iii) $29 million in distributions to a noncontrolling interest owner in C&W Bahamas and (iv) $19 million in net cash received related to derivative instruments.
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
Contractual Commitments
For information concerning our operating lease obligations and debt, see notes 8 and 9, respectively, to our condensed consolidated financial statements. In addition, we have commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Item 3. Quantitative and Qualitative Disclosures About Market Risk—Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2026 and 2025, see note 5 to our condensed consolidated financial statements. For additional information concerning our other contractual commitments, see note 11 to our condensed consolidated financial statements.

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
Foreign Currency Rates
The relationships between the (i) CRC and JMD and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2026	December 31, 2025
Spot rates:
CRC	455.50	497.47
JMD	158.31	159.08

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average rates:
CRC	449.89	504.97	463.06	505.49
JMD	157.83	157.12	157.12	158.11
Interest Rate Risks
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. At September 30, 2026, we paid a fixed or capped rate of interest on 87% of our total debt, which includes the impact of our interest rate derivative contracts. We generally seek to align the final maturity dates of our various portfolios of interest rate derivative instruments with the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.
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

C&W Interest Rate Derivative Contracts
Holding all other factors constant, at September 30, 2026, an instantaneous increase (decrease) in the relevant base rate of 100 basis points (1.0%) would have increased (decreased) the aggregate fair value of the C&W interest rate derivative contracts by approximately $123 million ($129 million).
Liberty Costa Rica Foreign Currency Forward Contracts
Holding all other factors constant, at September 30, 2026, an instantaneous increase (decrease) of 10% in the value of the Costa Rica Colon relative to U.S. dollar would have increased (decreased) the aggregate fair value of the Liberty Costa Rica forward derivative contracts by approximately $19 million ($19 million).
Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(12.3)	$(13.5)	$(11.5)	$3.6	$3.6	$4.6	$(25.5)
Other (b)	5.7	7.1	1.1	—	—	—	13.9
Total	$(6.6)	$(6.4)	$(10.4)	$3.6	$3.6	$4.6	$(11.6)
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
As disclosed in our 2025 Form 10-K, we identified material weaknesses in our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Our management, with the participation of the Executives, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. As remediation is not completed, the Executives concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2026.
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

PART II - OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
Financing Transaction Litigation. On March 19, 2026, entities affiliated with Arini Capital Management and GoldenTree Asset Management that are purported beneficial holders of the 2028 LPR Term Loan commenced a civil action in the Supreme Court of the State of New York, County of New York, Commercial Division, against Liberty Puerto Rico, Liberty Latin America, Leo Cable LLC, The Bank of Nova Scotia (as administrative and SPV security agent under the 2028 LPR Term Loan credit agreement), certain individuals affiliated with Liberty Puerto Rico and Liberty Latin America, and certain other entities, all with respect to Liberty Puerto Rico’s entry into the 2030 LPR Credit Agreement, the issuance of the 2030 LPR Term Loan 1, and related transactions (the “Unrestricted Subsidiary Financing”). The plaintiffs filed an amended complaint on August 14, 2026 that added additional causes of action, plaintiffs and defendants. The plaintiffs allege, among other things, that the Unrestricted Subsidiary Financing resulted in a breach of the 2028 LPR Term Loan credit agreement and related documents, as well as a breach of fiduciary duties by certain entities and individuals. The plaintiffs also assert claims of fraudulent transfer, tortious interference, aiding and abetting a purported breach of fiduciary duties, alter ego, and related claims. The plaintiffs request that the court declare an event of default under the 2028 LPR Term Loan credit agreement, avoid and unwind certain asset transfers made in connection with the Unrestricted Subsidiary Financing, and award compensatory damages, attorneys’ fees, costs, and disbursements. We dispute the claim, and we intend to vigorously defend the matter. On October 16, 2026, the defendants filed motions to dismiss several defendants and many claims. We are unable to predict the likely duration of this civil action, nor are we able to estimate a liability or reasonable range of loss associated with it.
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
The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2026 (in millions, except per share amounts). Due to rounding, the total number of shares purchased during the quarter may not recalculate.

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2026 through July 31, 2026:
Class A	0.40	$7.49	0.40	(b)
Class C	3.77	$7.55	3.77
August 1, 2026 through August 31, 2026:
Class A	0.18	$8.42	0.18	(b)
Class C	3.15	$8.37	3.15
September 1, 2026 through September 30, 2026:
Class A	0.28	$8.61	0.28	(b)
Class C	3.37	$8.62	3.37
Total – July 1, 2026 through September 30, 2026:
Class A	0.86	$8.05	0.86	(b)
Class C	10.29	$8.15	10.29
(a)Average price paid per share includes direct acquisition costs.
(b)At September 30, 2026, the remaining amount authorized for repurchases under the Share Repurchase Program was $81 million.
Item 5.    OTHER INFORMATION
(c)    Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LIBERTY LATIN AMERICA LTD.

Dated:	November 4, 2026	/s/ BALAN NAIR
Balan Nair President and Chief Executive Officer

Dated:	November 4, 2026	/s/ CHRISTOPHER NOYES
Christopher Noyes Senior Vice President and Chief Financial Officer